Form 10-K
period 2004-12-31
SMART ONLINE INC
filed 2005-04-15
CIK 1113513

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to ____________________.

Commission File Number 333-119385

SMART ONLINE, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4439334
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2530 Meridian Parkway, Durham, North Carolina	27713
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (919) 765-5000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2005 was approximately $40 million based upon the last sale by the registrant of its Common Stock for $5.00 per share and 8,003,012 shares of Common Stock outstanding as of March 31, 2005 held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

SMART ONLINE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Item 1.  Business

Smart Online, Inc. ("Smart Online") was incorporated under the laws of Delaware on August 10, 1993. Our executive offices are located at 2530 Meridian Parkway, 2nd Floor, Durham, North Carolina 27713, and our telephone number is (919) 765-5000.

Refer to the end of Item 7 for “Risk Factors” and a “Special Note Regarding Forward Looking Statements.”

Overview

Smart Online develops and markets Internet-delivered Software-as-Service (SaS) software applications and data resources to start, run, protect and grow small businesses (one to fifty employees). When we release the second and third version of our OneBiz ConductorSM  product, we intend to begin marketing our products to middle size companies of up to 500 employees.  Many small business users access our product directly through our portal at www.SmartOnline.com, and we reach many small businesses through private label syndication partnering agreements pursuant to which we offer our products on the web sites of major companies and financial institutions and through barter and other transactions with media companies. Expanding this network of relationships with large companies is one of our key strategies to generate revenue while minimizing our marketing and sales expenses.  We also offer the services and software of other companies on our websites, through integration agreements under which we share revenue from sales of products and services of our integration partners.  Our CD-Rom products are sold primarily through OEM arrangements.

Incorporated in Delaware in 1993, Smart Online pioneered the market for small business software applications. Our initial offerings were on diskettes and later became CD-ROM-based. Since inception, we have distributed over two million copies of CD-ROM based products through direct sales, distributors and other means. Since year 2000, our products have been primarily offered through an Internet-based platform.

Smart Online has developed numerous sources of revenue as its business plan has changed to adapt to changing business circumstances. These sources of revenue include syndication partners, integration partners, OEMs, monthly subscriptions from small businesses, one-time purchases by small businesses and barter transactions with media companies.   Syndication fees consist primarily of fees charged to syndication partners to create a customized private-label site.  We also share in revenue generated by our integration partners in some cases.  Integration fees are charged to partners to integrate their products into the Smart Online syndication platform. Integrating third-party content and products has been a component of Smart Online’s strategy to continuously expand and enhance its platform offered to syndication partners and its own customer base.   OEM arrangements are through a distributor with third-party computer manufacturers for various individual Smart Online applications on CD-Roms.   Currently, each of these revenue streams is small. Our business plan is designed to utilize existing and future relationships in each revenue source to ratchet up the amount of revenue we derive from all sources. We have described below the key elements of how we plan to achieve this.

Software-as-Service (SaS) Advantages. Our Software-as-Service (SaS) model is beneficial to small business owners because:

•
SaS is less expensive compared to software distributed by other means and offers predictable implementation and management costs. Companies pay a monthly or annual per-user subscription fee for access to software services and are spared up-front costs of buying hardware and software and hiring specialized IT personnel. The price tag of SaS solutions typically runs about one-third of the cost of deploying similar software in-house.

•
SaS offers customers lower risk and faster return-on-investment. With reduced overhead investment and quicker implementation, customers can afford to try SaS applications and gain benefits more quickly.

•
SaS is easier to use, requiring less training. Use of familiar Web interfaces makes it easy for customer administrators and end users to use new software, resulting in higher end-user adoption and lower training costs.

•
SaS enables vendors to provide more responsive service and support. SaS vendors know in real-time how their customers use the system and which features work and don’t work. Problems need be fixed only once for the benefit of all customers.

Small Business Focus. Smart Online’s exclusive market focus is small businesses. We define small businesses as companies that have between one and fifty employees.  Our solutions are designed to automate and streamline business processes, reduce operating costs and improve internal controls.  We believe our new product, OneBiz ConductorSM, may be attractive to middle size companies when we complete development later this year.  Accordingly, we intend to begin marketing to middle size companies of up to 500 employees later this year.

Market Channels. Our products and services are sold through private label syndication on major corporation and financial institution web sites (such as Bank One, Union Bank of California, Gruner +Jahr USA Publishing for its www.Inc.com and www.FastCompany.com web sites, J.P. Morgan Chase, Business Week, -and through OEM distribution deals by our distributor, PC Treasures, including Dell and Gateway, and directly to small business owners at www.smartonline.com.

Integration Partners. Smart Online distributes the products and services of other companies on its website and the websites of its syndication partners. These integration partners include providers of webconference, incorporation services and loans to small businesses. Integration partners share revenue with Smart Online.

Value Proposition. We deliver value to small business users and to our syndication, integration and OEM partners through a combination of three factors. First, like other vendors we have a wide range of useful business productivity software applications and content. Unlike most other vendors, however, both our applications and our content have been designed and redesigned utilizing the experience we have gained through dealing with large numbers of small businesses over a period of more than eleven years. With over two million copies of CD-ROM based products distributed, our Internet-based products incorporate the input we obtained from CD-ROM customers. In short, trial and error has taught us what works for small business users and what doesn’t. Finally, our robust, proprietary technology platform delivers our applications and content in ways that maximize usefulness and efficiency. We believe this combination of factors provides our customers with both substantial savings and easy-to-use solutions for the most common issues faced by small businesses.

Software Applications. We offer approximately two dozen applications and information resources that assist small businesses with:

•	Business planning, research and development

•	Financial analysis, planning and reporting

•	Marketing planning, sales and program execution

•	Legal issues, compliance and forms

•	Human resources issues

•	Business communications, internal and external

We provide extensive data resource offerings that cover a broad range of business, financial, legal, human resources, operations, and marketing and sales issues, as well as real-time contact with experts in each of these functional areas.

Technology Platform. Our proprietary technology platform delivers our products and services in ways that best suit small business users and our syndication, integration and OEM partners.

•
User InterfaceWizards. Smart Online products and services feature easy-to-use wizard interfaces that utilize a series of fill-in-the-blank questionnaires. In addition, once the user inputs data, it is shared as appropriate throughout the platform so information need only be input once. This important feature of our current platform will be substantially more robust in our next generation platform.

•
Single Sign On For Third Party Content Integration. Our platform allows us to distribute third-party partner content seamlessly to small business users using proprietary single sign-on methodology. After the user signs onto our web site, the user does not have to re-register with our integration partners to use applications supplied by our partners.

•
Contextual Integration Engine (CI Engine). Our CI Engine delivers to small business users those products and services of Smart Online and our integration partners that we believe is most pertinent to the user.

•
Private Label Syndication Engine. (SYNGEN) Smart Online’s proprietary SYNGEN automatically replicates and delivers the products and services our private label syndication partners want delivered to users of their web sites and bundles those products and services with the look and feel of their web sites. The SYNGEN thereby automates the process by which we integrate our products and services onto our partners’ web sites and allows each partner to select different groupings of products and services.

Our platform was developed using modular methodology, which allows various components to be assembled for rapid new application development and enhancement. In addition, all sensitive information is encrypted and stored in secured servers. All applications are operated from an environment with integrated security to protect against loss, misuse and data tampering. Secure Socket Layer technology protects data and provides security during transmission of sensitive financial data. The platform also integrates e-commerce services that can be customized based on the partner’s business model.

Customer Service.  Smart Online offers customer and technical support M-F, 8:30 a.m. to 8 p.m. EST.

Next Generation Platform — OneBiz ConductorSM

We are currently developing a next generation platform, called OneBiz ConductorSM, which will make significant enhancements to our technology platform and add additional applications to our product offerings. We plan to accomplish this through a combination of internal development, joint development, licensing from other companies and acquisitions. We plan to introduce our next generation platform to the market in three installments. The first installment, which primarily consisted of new user interfaces and user planning tools on our new Dashboard, was released in March 2005. Commercial releases of the other two installments, both of which will have both enhancements to the Dashboard and new software applications, are expected by the end of the third quarter of 2005 through the end of the fourth quarter of 2005. See “Next Generation Product Development — OneBiz ConductorSM.”

Current Products and Services

We provide a wide range of Internet-based software applications, content, data and services to and for small businesses. We also continue to sell a very small number of CD-ROM products. Our current products are organized in the following four categories:

•	Starting Business

•	Protecting Business

•	Growing Business

•	Managing Operations

Each of these categories is described below. We believe this wide range of applications, content, data and services provide us with a competitive advantage over our competitors in the small business market for companies with fewer than fifty employees. These are available to subscribers for a monthly subscription fee that allows unlimited use by one user at a time, except where noted below. Some products, identified below, are available to non-subscribers for one-time fees.

Starting Business. Our Starting Business category of products and services include those related to:

•	Incorporation

•	Business Plans

•	Finance

•	Market Research

•	Self Assessment

Incorporation. We assist businesses to incorporate quickly and efficiently using Smart Incorporator and the services of our partner, Business Filings, a leader in providing incorporation services to small business owners. We provide information about the incorporation process and different types of business structures to allow businesses to determine which structure is best for their business. Utilizing our services, subscribers can form a corporation, limited liability company, or nonprofit corporation in any of the 50 states. The process can take as little as 10 minutes. We provide our subscribers with 24-hour-a-day, seven days a week access to their accounts and important documents via our Online Business Center. Our subscribers can also obtain registered agent services in the state where their company is formed. We also sell subscribers personalized corporate or LLC kits, including corporate seal, stock certificates, stock transfer ledger, and sample forms, bylaws and minutes for both corporations and limited liability companies. Our subscribers can also order other services through us, such as Professional Corporation or LLC, S Corporation Election, Shelf Corporation, Foreign Qualifications, Federal Tax ID (EIN) and non-profit corporation. We offer this service in connection with our partner, BizFilings, with which we share revenue.

Business Plans. Our Smart Business Plan software application is designed to ease the process of creating business plans to help entrepreneurs obtain the capital they require for their new or existing businesses. After answering a few simple questions, the user is ready to begin composing a full business plan — complete with financial tables and graphs. Smart Business Plan provides an easy-to-use interface and split screen design with complete guidance, instructions, and organization that provides even the most basic computer users with advanced functionality and planning capability. The application was designed for user collaboration as it allows users to share a plan with other registered users. By collaborating, users can get the assistance and feedback they need in a quick and timely fashion. After the user creates a business plan, it can be saved in a secure, private location for easy access from anywhere, at anytime. This application is part of our subscription package, but is also available to non-subscribers for a one-time fee.

Finance.  Our subscribers can apply online for loans, lines of credit and SBA loans. Smart Online’s financing partners provides financing and approve or reject applications. We may receive a referral fee from our financing partners for applications that are approved by our financing partners.

Market Research - US and Global.  Our Smart Market Research software application is designed to assist users to research statistical information. Users can research and analyze U.S. or global demographic statistics. This application enables users to pinpoint statistical data from multiple markets to assist to target the right customers, in the right locations. The U.S. database features information for U.S. regions, states, counties, and cities with populations of 25,000 or more. The Global Statistics database features demographic information and projections for most countries and areas of the world. Information included in the databases cover the following general topics: age, agriculture, ancestry, banking, business, construction, crime, education, federal government, housing, local government, Hispanic-origin, households, housing, labor force and employment, land area, manufactures, money income, personal income and earnings, earnings by industry, population, poverty, retail trade, service industries, veterans, vital statistics, and wholesale trade. The information is not owned by Smart Online and can be researched through sources other than Smart Online. Our value to users is that we have aggregated these databases in one location and we facilitate compilation and presentation of the search results. The results of market research inquiries are displayed in both table and graph formats online and can be downloaded to a user’s local hard drive for future reference. This application is part of our subscription package.

Self-Assessment of Strengths and Weaknesses. Our Smart Entrepreneur tool allows users to determine entrepreneurial strengths and weaknesses, and provides users with instant feedback to help gauge potential. After a user answers a series of detailed questions, Smart Entrepreneur provides an extensive report on the capabilities of the interviewee and provides helpful suggestions and hints for how to improve entrepreneurial strengths and maximize performance. Smart Entrepreneur also helps users determine how they will measure personal and business success, and understand how to overcome the obstacles between them and their goals. Users are encouraged to match their strengths with suggested strategies for business growth to increase the probability of succeeding with their business.

Protecting Business. Our Protecting Business category includes the following products and services:

•	Business and Legal Forms

•	Intellectual Property Service

•	Government Forms

•	Corporate and Legal Guides

•	Financial Guides

Business and Legal Forms. Our Smart Legal Forms library is designed to automate and simplify legal communications, address everyday business and personal needs, minimize costly legal fees, and reduce the liability associated with running a business by providing easy-to-use interactive forms. This extensive collection of do-it-yourself legal forms is fully interactive, enabling users to select, preview, edit, save within our servers or download over 2,000 forms online with minimal delay for composition and preparation. Smart Legal Forms’ professionally formatted documents include interactive forms in the following 16 categories: Loan and Credit, Business and Trade, Leasing, Buying and Selling of Goods, Construction, Human Resources, Corporate/LLC, Partnership/Joint Venture, Intellectual Property, Real Estate, Agency/Broker, Franchises, Personal and Family, Bankruptcy, Wills and Trusts, and other General Forms. This library is part of our monthly subscription package, but non-subscribers can also purchase forms for a one-time fee.

Intellectual Property. We explain about different kinds of intellectual property and provide links to search US databases for trademarks, patents and copyrights.

Government Forms. Our Smart Government Forms application is an electronic library of government statutory and legal forms, designed to make forms processing quick and easy by providing instant access to commonly used official forms. Use of forms is easy and fully automated, enabling users to complete the forms directly from their Web browsers, and e-mail, download, print, or share with others for collaboration. The completed documents with user’s input are saved in a secure private location for future access. This extensive library is continuously updated. Smart Government Forms includes official forms from the following agencies: Small Business Administration, Internal Revenue Service, U.S. Bankruptcy Court, Patent and Trademark Office, U.S. Copyright Office, Department of Housing and Urban Development, Export-Import Bank of the United States, Immigration and Naturalization, Customs and Border Protection, Bureau of Consular Affairs, Food and Drug Administration, Social Security Administration and Federal Emergency Management Agency. This library is part of our monthly subscription package, but non-subscribers can also purchase forms for a one-time fee.

Corporate Legal Guides. We provide information about corporations, partnerships and limited liability companies.

Financial Guides. We provide information about: Creating Strategy, Goals and Objectives, Options to Fund a Business, SBA Financial Assistance Programs, Steps to Funding a Business, Venture Capital Firms, and Other Financial Resources.

Growing the Business. Our Growing the Business category includes the following products and services:

•	Marketing Plans

•	Landlord/Tenant Issues

•	Press Releases

•	Import/Export Information

•	Business Letter Forms

Marketing Plans. Our Smart Marketing Plan software application is designed to assist users to establish sales goals and identify the resources and programs required to meet those goals. After answering a small number of questions, the user can begin to establish marketing and revenue goals. Detailed instructions and examples are provided at every step to help the user create a clear, concise, well thought-out document. Users can further customize their plan by adding, removing, rearranging or changing the names of chapters and sections. The final product is a professional document that includes tables and colorful 3-D graphs, which can be used for strategic planning to increase revenue and to meet goals and objectives. The application was designed for user collaboration as it allows the user to share a plan with other registered users. By collaborating, users can get the assistance and feedback they need quickly. After a user creates a business plan, it will be saved in a secure, private location for easy access from anywhere, at any time. This application is part of our monthly subscription package, but is also available to non-subscribers for a one-time fee.

Landlord and Tenant Issues. Our Smart Rental software application is designed to allow users to protect their legal rights and increase efficiency when renting, leasing or managing real estate properties. Information is provided about landlord-tenant laws in each of the fifty states as well as Washington D.C., Puerto Rico, and the Virgin Islands. The application provides an overview of some of the highlights of landlord-tenant laws in each state and a summary of the states’ significant landlord-tenant codes, as well as the actual state codes. Information provided in this application enables users to understand and act on pertinent landlord-tenant issues. The easy-to-use and interactive design of this application simplifies the process of finding the relevant information. An extensive library of landlord-tenant forms and useful resources are also included.

Press Releases. Our Smart Press Release Writer software application is designed to simplify media relations. This professional writing service crafts a customized press release that’s formatted ready for distribution.

The Smart Press Release Writer covers press releases for 14 news categories. Users select a category and answer questions prompted by our software application. Professional writers at our partner, Reputations Inc., then write the press release. Users can review the press release and request changes. Both subscribers and non-subscribers pay a fee for this service. Fees are shared with our partner, Reputations, Inc., which performs the press release service for our customers.

Import/Export Information. Users can access the current U.S. trade database for over 220 countries, compiled from tariff and trade data by the U.S. International Trade Commission, including year-to-date data at all levels for both exports and imports.

Business Letter Forms. Our Smart Business Letters library is designed to automate and simplify business communications and correspondence. Smart Business Letters helps users create a paper trail for their business records, and assists in starting and building relationships with customers, suppliers, and investors. Smart Business Letters’ professionally formatted, easy-to-use interactive documents enable users to select, preview, edit, and download over 1,000 quality letters online. Users can save the completed forms in a secure private location for future reference, and access them from any web browser. The library of interactive letters includes localized letters for the United States, United Kingdom, Spain, and Germany, which take into account the different business practices of each country. This library is part of our monthly subscription package, but non-subscribers can also purchase forms for a one-time fee.

Managing Operations. Our Managing Operations category includes the following products and services:

•	Employee Policies

•	Research Database

•	Merchant Services

•	Job Descriptions

•	Instant Messaging

•	Webconferencing

•	Healthcare Savings Plan & Employee Tax benefit program

Employee Policies. Our Smart Policy Manual is designed to allow employers to quickly and easily build an entire employee policy manual or create individual policies. After an employer selects a company type and answers some general questions, a completed policy manual is created and can be downloaded and or published to the Internet. Complete customization is available for employers who have unique elements to their businesses or just want to add a more personal touch. This application will also allow collaboration with other registered users. By collaborating, employers can get the feedback and assistance they need in a timely fashion. Publishing the policy manual to the Internet allows employees to access it at anytime, anywhere, while allowing the employer the flexibility to update and maintain the manual. This application is part of our monthly subscription package, but is also available to non-subscribers for a one-time fee.

Research Databases. We provide users with the following:

•	Real-time, up-to-the-minute information and profiles of over 450,000 companies

•	Financial data, contact information, product descriptions, industry comparisons, rankings, media reports and other valuable data

•	Professionally formatted reports, ready for online viewing, email, download, and printing

•	Instant access to over 3,000 media, industry, research and trade publication sources, both on and off the Internet

•	Time-sensitive, in-depth intelligence on companies, people, news and more

These allow our users to monitor key topics and company information with automatic daily email alerts and update notifications. Users can generate electronic newsletters and e-mails for their customer bases. Users can also publish business topics and reports directly on their web sites, complete with their company’s branding. These services are provided through our partner Net Content, with whom we share revenue.

Merchant Services.   Smart Online and our partner, Moneris Solutions, provide credit card processing services. We share fees with Moneris Solutions.

Job Descriptions. We assist users to create professional job descriptions quickly and effortlessly. Our users can access a library of more than a thousand job descriptions complying with the latest Dictionary of Occupational Titles (DOT). Users can also preview job descriptions and postings online in HTML format, download them to their personal computers, or e-mail them to their colleagues.

Instant Messaging Services. Our Smart Instant Messenger is private. All messages are encrypted end-to-end. All access is password protected so only authorized users are allowed on the network.

Web Conferencing. We provide live collaboration and web conferencing services through our partner, Convoq, a leader in the web conferencing industry. Using this innovative application, users can instantly gather the right people at the right time in a rich-media environment and demonstrate products & services, show PowerPoint presentations, use live video and audio (Voice over IP) technology, and view, annotate, or edit documents in real time. The web conferencing application also automatically integrates with the users existing Instant Messenger (IM) applications, and furthermore interfaces directly with Outlook so that meeting invitations can be added directly to Outlook calendars. This application is part of our subscription package, but is also available to non-subscribers for a monthly fee.

Healthcare Savings Program and Employer/Employee Tax Benefit Programs. We provide small businesses and their employees the ability to choose from innovative non-insurance healthcare savings programs, pre-tax reimbursement accounts, such as Health Savings Accounts (HSAs) and Flexible Spending Accounts (FSAs); and employer group sponsored Health Reimbursement Arrangements (HRAs), through our partnership with Foresight, Inc. This can save both employers and employees thousands of dollars each year. The healthcare savings program provides members access to medical providers in national networks at contracted rates. These reduced fees apply to everything from doctor visits, hospitals, and specialists for prescription drugs, dental, vision and more. The healthcare savings program is available to non-subscribers for a monthly fee, and fees vary for the employer/employee tax benefit programs.

CD-ROM Products. Since our inception, we have distributed more than two million copies of CD-ROM products through a combination of direct sales, distributors and other means. Currently, our Business Plan and Legal Issues products are available online, as CD-ROMs and are loaded onto computers by some of our OEM partners. Approximately 0.4% of our 2004 revenue, 3.9% of our 2003 revenue, and 1.9% of our 2002 revenue was from CD-ROM Products.

Next Generation Product Development - OneBiz ConductorSM

We are implementing an aggressive development, partnering and technology acquisition strategy to introduce the small business industry’s first comprehensive business resource center portal, to be called, OneBiz ConductorSM. This will improve our already robust modular platform. We plan to release OneBiz ConductorSM in three versions. The first version was released during the first quarter of 2005. The second and third versions are expected to be released at the end of the third quarter 2005 and the end of the fourth quarter 2005, respectively. We believe we will have a competitive advantage in the market, if our small business customers can access substantially all their management software applications and data online at the Smart Online web site and the web sites of our syndication partners. To move us toward that goal, OneBiz ConductorSM is being designed to provide users with:

•	A centralized dashboard/console that can be customized to show the critical business operations information a user needs from a single web page.

•
Seamless data exchange between all appropriate applications so information can be input once and automatically accessed as needed in connection with multiple applications, providing significant time and cost savings as well as reducing input errors.

•
Collaboration capabilities so various employees and/or outside service providers can work together on documents and applications as appropriate, significantly improving workflow efficiency and generating higher quality output in record time.

•
Personalized company profiles that dynamically change as the customer uses OneBiz ConductorSM. These profiles personalize the way applications work and drive contextual advertising so that the same platform serves different customers in different ways. We believe this feature will create customer loyalty to our platform, because switching to a competitive platform will cause subscribers to lose this history.

•	New functionality, primarily in the operations management arena: Financial management (accounting,) sales automation, inventory/supplies management and human resources.

Architecture. OneBiz Conductor’s core consists of the business services that provide common platform functionality like e-commerce, authentication, session management etc. At the heart of the core will be the Contextual Dynamic OneBiz Profile. A distinct profile will be created for every company using our Company Creation wizard when users signup and register. This feature is an enhancement of the functionality of our current proprietary technology platform. The profile will continually update itself based on operations performed and information requested by each company as it uses OneBiz. Business intelligence accumulated and deduced using this OneBiz profile will provide the platform with what we call “the state” of each small business. Various OneBiz attributes are defined and inherited by the small business based on this “state.” This OneBiz profile also will provide varying role-based access to the platform based on security privileges assigned to each user by the business owner.

The OneBiz profile will feature our expanded contextual business personalization and contextual advertising server engines that will change the characteristics of the OneBiz platform dynamically to meet the needs of each user without any human intervention. Examples of some behavioral patterns could be an automated GUI change, added features or an automated background action (for example: sending automated emails and reminders.)

OneBiz Conductor’s Business Process rules engine and the corresponding best business practices process rules and workflows will help users to realize significant cost reductions and efficiencies by automating business process flows, eliminating human intervention, and allowing small business applications to communicate and intelligently share information.

Our OneBiz ConductorSM platform is designed to be completely modular, with numerous plug-in connection points for existing and new functionality developed in-house or obtained through third-party partnerships and acquisitions.

Data exchange to and from each product or functional component will be handled seamlessly by the OneBiz integration platform. In addition, multiple users will be able to collaborate on the same function, application or document providing maximized workflow efficiencies. Finally, users will be able to work offline on various applications and later upload their work to OneBiz ConductorSM for synchronization.

New Functionality. OneBiz ConductorSM will focus on the following key categories of services:

•	Dashboard

•	Calendaring System / Day planner

•	Business Contacts Management

•	Collaboration Services

•	Accounting / Financial Management

•	Human Resources (employee management, payroll, benefits, etc.)

•	Sales Automation

•	Shipping

•	Inventory / Order Management

•	Comprehensive Business Resource Center Portal

Development Timeline. To achieve our goal of completing development of OneBiz ConductorSM before the end of the fourth quarter of 2005, we plan to release OneBiz ConductorSM in three versions.  The first version was commercially released in the first quarter of 2005. Each release will have improved platform features and additional software applications.

OneBiz ConductorSM Version 1, which was released to the market during the the first quarter of 2005, included:

•	Platform Implementation (initial features)

•	Dashboard — Quick Access to Information

•	Dashboard - Role-based Summaries

•	Dashboard - Alerts, Notifications

•	Dashboard - Customized look and feel (initial features)

•	Calendaring System / Day Planner

•	Business Contact Management

•	Smart Online Business Resource Center

OneBiz ConductorSM Version 2, which we plan to introduce to the market before the end of the third quarter of 2005, is expected to include:

•	Platform Implementation (additional feature enhancements)

•	Dashboard - Detailed drill-down views & capabilities

•	Dashboard - Customized look and feel

•	Dashboard - Mobile interface (WAP, PDA, etc.)

•	Accounting & Financial Management (initial features)

•	HR - Company/Employee Directory

•	HR - Timesheets (Time Tracking and Management)

•	HR - Attendance Records

•	HR - Vacation Tracking

•	HR - Dependant/Beneficiary

•	HR - Compensation Tracking

•	HR - Mini-dashboard

•	HR - Employee Compliance (forms, employment contracts, W-4, benefits, etc.)

•	HR - Termination (Exit interview and compliance)

•	Shipping (advanced features)

•	Groupware services among company users

OneBiz ConductorSM Version 3, which we plan to introduce to the market before the end of the fourth quarter of 2005, is expected to include:

•	Platform Implementation (advanced feature enhancements)

•	Dashboard - Detailed drill-down views & capabilities

•	Dashboard - Dynamically update based on state of business

•	Dashboard - Mobile interface (WAP, PDA, etc.)

•	Accounting and Financial Management (advanced features)

•	HR - Performance Reviews

•	HR - Company Announcements/News

•	HR - Online Interview & Applicant Screening

•	HR - Company Compliance

•	HR - Professional Training (Continuing Education)

•	Shipping (advanced features)

•	Printing & Copying Services

OneBiz ConductorSM may also include the following, if agreements can be reached with other companies to integrate these services into OneBiz ConductorSM:

•	Payroll partners and deliverable timeline

•	Insurance / Benefits partners and deliverable timeline

•	Investment / 401(k) partners and deliverable timeline

•	Sales Automation partners and deliverable timeline

•	Inventory / Order Management partners and deliverable timeline

•	Offline Capabilities for OneBiz services

Technology Platform License Revenue. Smart Online is in the process of determining whether its technology platform can become a licensable product for applications and content providers interested in creating their own syndication and online delivery business model. It is too early in our evaluation process to determine whether this will develop into another source of revenue.

Product Development Team. Our software engineering organization is responsible for developing our platform and new applications, as well as enhancing our existing platform and software. We believe that a technically skilled, quality-oriented, and highly productive software engineering organization is important for the success of new product offerings. We have increased our development team and may add additional developers to meet our schedule for developing OneBiz ConductorSM. We may also use independent development firms or contractors to expand the capacity and technical expertise of our internal research and development team. Additionally, we may license from third parties or otherwise acquire technology that is incorporated into our products. We have a well-defined software development methodology that we believe allows us to deliver products that satisfy business needs and meet commercial quality expectations.

Acquisitions from Outside Sources. We plan to engage in a targeted and strategically defined plan to acquire selected applications or businesses from unrelated third parties within the highly fragmented application service provider and software development industries. These transactions may include a combination of licenses from other companies, joint development and purchases. We expect that some of these licenses will be for our nonexclusive use.  In some cases, we may purchase technology or acquire the companies that own the technology.  We have had discussions with several companies about potential acquisitions, but we have not reached agreement on terms with any of these companies.  We do not expect any acquisitions of companies will occur until after a public market develops for our securities.

We plan to add the following software applications through such third party transactions:

•	Payroll

•	Insurance / Benefits

•	Investment / 401(k)

•	Sales Automation

•	Inventory / Order Management

•	Office Capabilities for OneBiz Services

Because of many factors related to third party transactions are outside our control, we cannot predict whether or when these features will be added to OneBiz ConductorSM.

Following license or other acquisition of these applications, we will have to do integration work before we can offer these applications on our OneBiz ConductorSM platform.

Market

Small Business Market. We offer small businesses a wide range of software applications and other products and services that help owners start, run, protect and grow their small businesses. We define small businesses as companies with between one and fifty employees.  When we complete development of OneBiz ConductorSM later this year, we believe our products may also become attractive to middle size businesses of up to 500 employees.  At that time, we intend to begin marketing to such middle size companies.

Market Resources. We spent $9,766 during 2002 and $3,167 during 2003 on advertising. During 2004, we incurred advertising and marketing expenses of $170,774 including barter advertising. Additionally, during 2004, we increased our budget for sales and marketing, including hiring additional people. Smart Online markets and sells its products directly to businesses through its www.smartonline.com web site, through private label syndication partnerships with major corporations and financial institutions and through OEM relationships. No single customer or partner accounted for more than 10% of our total revenue during 2002.  During 2003, integration revenues from a related party, Smart  IL, Ltd., accounted for 27.2% of total revenue and consulting revenues from a second related party, Parson & Shearson, Inc., accounted for 11.9% of revenue.  During 2004, integration revenue from Smart IL Ltd. accounted for 32.9% of total revenue. No other customers accounted for more than 10% of our total revenue during 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Financial Statements for discussion of our major customers.

Web Services Sales. Small businesses often cease operating or are sold. In other cases, their needs change. We must constantly recruit new subscribers to replace existing subscribers. We engage in a variety of marketing activities directed to small businesses, including e-mail and direct mail campaigns, co-marketing strategies designed to leverage existing strategic relationships, public relations campaigns, speaking engagements and forums, and industry analyst visibility initiatives. Web Services sales to small businesses, accounted for approximately 0.3%, 16.5%, and 17% of our revenue during 2004, 2003, and 2002, respectively.

Subscriptions, Customer Orders and Accounts Receivable. We typically do not have a backlog of customer orders as our services are delivered instantaneously over the Internet. Substantially all of our small business customers pay via credit cards. We typically offer new subscribers an initial period of free subscription service. Our subscribers can cancel their subscriptions at any time without penalty.

Syndication Partners. We private-label and customize our platform for our syndication partners. This enables them to provide their own web site users with our resources and applications. The motivation of our syndication partners is to acquire and retain small business customers. Companies that utilize private-label Smart Online products and services include: Bank One, J.P. Morgan Chase, BusinessWeek, Union Bank of California, Gruner + Jahr USA for Inc. and FastCompany magazines and Cole Taylor Bank of Chicago. Our syndication partner agreements have initial terms ranging for periods of up to five years.

We currently rely upon direct marketing to major corporations to establish private label syndication and marketing partnerships. Our sales efforts to syndication, integration and OEM partners involves contact with multiple decision makers, frequently including the prospective customer’s officer level personnel. While the average sales cycle varies substantially, it has generally ranged from two to six months. These partners promote the Smart Online product line through a variety of marketing communications vehicles, including advertising and special promotions.

Revenue from our private label syndication amounted to approximately 14.5% of our total revenue in 2002, approximately 9.2% in 2003, and 17.6% in 2004.

One of our syndication partnership agreements with Gruner + Jahr USA Publishing, pursuant to which we syndicate our platform and applications to the website www.Inc.com and www.FastCompany.com, contains a prohibition against our syndicating our platform and applications to two competitors of Gruner + Jahr.

Integration Partners. Our contracts with certain integration partners terminated earlier than originally contemplated in the contracts with these partners following changes in the businesses of our integration partners, which made the integration partnership agreements less useful to us and to our integration partners.  For example, some of our partners were not able to deploy the technology required to deliver their products or services through our website.  In other cases, the partner discontinued Internet based products or services to small businesses. Revenues from small businesses using our website and the websites of our current and former syndication partners and integration partners have been insignificant to date. To maintain existing relationships and attract new relationships, we must generate substantially greater revenue from small businesses. See “Marketing Strategy” below for our plan to achieve this.

We believe large companies, who desire to acquire and retain small business customers, represent a significant market opportunity for us. We intend to expand our syndication channel to include partners in the financial services/banking, media and broadcasting, telecommunications, insurance and real estate markets.

All of our integration partnership agreements limit our ability to integrate products or services onto our website that compete with the products or services being provided through our website by our integration partners.

OEM Sales.  Our distributor, PC Treasures, sells some of our CD-ROM products to Dell Computers and Gateway, which bundle our products with some of their computers on an OEM basis. We believe the primary value of our OEM relationships is to help develop our brand name to generate sales of our web-based products.

Product Pricing.  Price is an important factor in the small business market. Currently, most of our small business users are permitted to access a substantial part of our website without charge.  Our longer-term pricing model allows customers to purchase use of substantially all our applications for a monthly subscription fee that provides unlimited usage for one user at a time. Certain applications, such as business planning, market research and planning, employment policies and government forms, are also available to non-subscribers, for a flat fee. After we release the second version of OneBiz ConductorSM at the end of the third quarter of 2005, we plan to have monthly subscription rates for new subscribers direct through www.smartonline.com, for $29.95 to $49.95 per month after a free trial period. We generally expect to receive lower fees from subscribers at the private label syndication web sites of our partners. We share revenue with our syndication partners. We realize revenue from license fees to syndication partners, which is usually paid in a lump sum at the beginning of the relationship. By integrating third-party products onto our web site, such as web conference, loan referral, incorporation services merchant services and health care service program, we share revenue from sales of third party services. We also realize revenue from OEM deals by our distributor, PC Treasures, with manufacturers, such as Dell Computer and Gateway, for which we receive nominal payments for copies of our CD-ROM products bundled with computers.

Future Possible Revenue Streams. We plan to seek to generate additional streams of revenue from international operations, licensing our technology platform and selling advertising. Of these, we have invested most in preparing for international operations.

Contract Terms.  A significant portion of revenue from syndication contracts is received upfront with monthly maintenance payments. Customers typically have the right to terminate their contracts for cause, if we fail to perform. We generally invoice our syndication customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. In general, we collect our billings in advance of the service period.

Smart Online Europe Penetration Plan

We currently generate no revenue from international operations. We have conducted certain test marketing in the United Kingdom and France, but we have not yet commercially launched in either country. We had previously launched a French web site, but terminated commercial operations in 2002 as part of our cost cutting efforts. Smart Online has localized its platform and applications for the United Kingdom (we estimate it is 80 percent complete) and we are a licensed provider of U.K. governmental forms. We do not, however, have a projected launch date for our UK web site, because we are focusing our development resources on our OneBiz ConductorSM platform launch. Localizations for Germany, Spain and France are approximately 20-30 percent complete.

As we have done in the U.S., Smart Online plans to seek syndication and channel partners in Europe to more quickly and cost-effectively reach the large and diverse small business market segments in each of the targeted countries.

Challenges to Marketing in Europe. There are numerous challenges for a U.S.-based company moving into European markets. These include:

•	Pricing sensitivities that vary from country to country.

•	A native sales force is necessary to avoid cultural and language pitfalls.

•	Historical data shows a slower market adaptation to web-based/SaS business model in Europe than in the U.S.

•	Localization must be perfected to ensure easy adoption and usage.

Key Factors to Entering the European Markets. In general, our European business development will be focusing on the following major tasks:

•	Identify and develop relationships with local communities and government entities that have established web initiatives.

•	Gain licensing for governmental forms.

•	Establish key strategic channel partners that can represent Smart Online in each targeted country.

Packaging Smart Online for Different Countries and Partners. We plan to offer a modular or slimmed-down version of Smart Online in European countries with fewer applications than the U.S. web site. The Smart Online platform will be repackaged as appropriate for each country or channel partner and may include only a few applications. After we hire sales associates for each country, their input will assist Smart Online in determining the “package” that will be promoted and sold in each country.

Other International Operations. Smart Online currently has a distribution licensing agreement with MYOB Ltd., for sales of two of its shrink-wrap products in Australia and New Zealand. According to the three-year contract signed in 2003, MYOB will share 15 percent of gross sales of these products with Smart Online. If MYOB recruits syndication partners using the online versions of these two products, MYOB is required to pay us 50 percent of syndication fees.

Marketing Strategy

Web-based products are distributed through www.SmartOnline.com and its companion United Kingdom web site, as well as through the web sites of our syndication partners discussed below. CD-ROM based products are sold directly to customers by Smart Online, but most CD-ROM based products are distributed through OEM relationships. For example, through our distributor PCsTreasures, Dell Computer packages Smart Online CD-ROM products with some of its computers.

Although Smart Online has generated revenue from both our web-based and CD-ROM products, to date Smart Online has focused primarily on developing our web-based products, distributing a large number of CD-ROMs and free promotional codes to use our web-based products, testing and validating our technology infrastructure to prepare to accommodate a high volume of simultaneous users, and evaluating user feedback.

Our primary marketing strategy to date has been price-based promotions, which gains us users, but limits our revenue. For example, CD-ROM products are provided to OEMs for a nominal charge. In addition, Smart Online has permitted many customers to use its web-based products for free, either by offering free initial service or by allowing users that fail to pay our monthly subscription fees to continue to access our web-based products.

Our strategy in the past has been to trade revenue opportunities for the opportunity to learn from our small business customers what features are most important for their businesses, while at the same time building a leads database consisting of users of our web-based products and persons to whom CD-ROM products have been distributed.

We believe the end of the third quarter of 2005, when we plan to introduce the second version of our Next Generation Platform, OneBiz ConductorSM, will be the appropriate time to begin to seek to generate greater revenue from our technology, content, customer preference knowledge and database of current and past users.

Our plan is to generate greater revenue through a combination of two factors: greater marketing and sales efforts and introducing new products of greater value to small businesses.

Higher Value New Products. Our next generation platform, OneBiz ConductorSM, is the key to adding higher value products. Based on our experience with small businesses, we believe accounting software is the critical application most small businesses must have. We plan to add accounting software and sales automation software to our product offerings as we roll out OneBiz ConductorSM from the end of the first quarter of 2005 to the end of the fourth quarter of 2005, together with the new dashboard features of OneBiz ConductorSM described elsewhere. We believe that when these applications and features are available, we will greatly increase the value proposition of our web-based products to small businesses. This additional value will then justify our allocating greater resources to sales and marketing.

Greater Marketing and Sales Efforts. We plan to increase our sales force from one person in 2003, to between 15 and 20 people by the end of 2005. This increase will be timed to coincide with the rollout of our next generation platform, OneBiz ConductorSM, described above. We will utilize these additional resources for a number of sales and marketing initiatives, but we plan to emphasize contacting people who currently utilize our internet-based products through our web sites and the web sites of our syndication partners. We plan to cut off access to OneBiz ConductorSM for users who fail to pay for service. At the same time, we will begin to contact people who have our CD-ROM products to convince them to upgrade to become subscribers to our OneBiz ConductorSM product. We expect the success of our sales efforts to people already familiar with our current web-based and CD-ROM products will depend upon the additional value provided to businesses by OneBiz ConductorSM, particularly the planned new accounting software and sales automation applications and dash board capabilities.

We believe these factors will enable us to leverage our current and new assets to generate greater revenue from existing users and to add new paying customers as we shift people from whom we currently generate no revenue or nominal revenue to paying customers.

Competition

The market for small business software applications is highly competitive and subject to rapid change. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors. We also face indirect competition from potential customers’ internal development efforts and, at times, we have to overcome their reluctance to move away from existing paper-based systems.

We have two primary categories of competitors:  large companies that offer a wide range of products for small to medium businesses and other companies that offer only one or two products that compete with our broad range of products.

Our principal direct competition comes from several large vendors of Internet-based software for small businesses that sell many products similar to ours. Most of these competitors also sell other products and services not specifically targeted to small businesses. These competitors include, but are not limited to, Microsoft, Oracle, Intuit, SAP and Yahoo. We also expect to face competition from new entrants that do not already market products similar to ours.  Among the many companies that offer a narrower range of products that compete with us is SalesForce.com.

We have set forth below the primary competitive factors on which we believe small businesses of fifty or fewer employees make their information technology purchasing decisions and our opinion of how we meet each of these competitive factors compared to most of our competitors.

Competitive Factors	Smart Online
Customer Awareness Access. Most small businesses do not spend substantial time researching and evaluating solutions. Most purchase what is most readily available.

Many of our competitors have widely known brand names, large marketing budgets, and are widely available. Through our syndication, integration and OEM partnering programs, we believe we are able to gain greater customer awareness and access to our products at relatively moderate cost to us. While Smart Online  may lack the marketing dollars to compete with industry giants,  we believe our corporate syndication partners will allow us to compete effectively.

Suppliers must be able to supply the applications and features customers need.	We believe we offer more applications and features specifically targeted to small businesses than most of our competitors.
Applications must be user friendly and require little training Customers generally do not have IT departments to train employees and support software.	We have designed our applications to be highly user friendly and require little or no training. We also offer free telephone support services.
Compatibility with other information technology

We have designed our platform and technology to be compatible  with the information technology most often used by small businesses, which include personal computer operating systems,  internet access software, email and instant messaging.

Price. Most small businesses are price sensitive.

Our pricing structure requires very little initial investment by  small businesses and is cost competitive with the products of  competitors over the long-term. Our product delivery model also includes automatic free updates.

Obsolescence

We are always improving our platform and expanding our content and applications. We believe the release of our next generation platform, OneBiz ConductorSM, will demonstrate our commitment to industry leadership in this area.

We expect competitors will seek to offer products with similar features to Smart Online. Since we have no patents, we are unable to prevent this. We believe the key barrier competitors will face in trying to develop competing products that provide small businesses with quality equivalent to our products is that we have developed products utilizing our more than eleven years of experience addressing the needs of the many small business users of our CD-

ROMs and Internet based products. During this time, we have learned by trial and error what works and what doesn’t work for small businesses. We have incorporated into our products the feedback of our small business customers. We believe this specialization on small businesses has been a key factor in our ability to attract syndication partners. One advantage of providing Internet-based services is that we can monitor customer usage and determine what works and what doesn’t work by the volume of usage. We do not have to wait for customer complaints to identify areas for improvements. We believe that competitors who serve personal users and larger businesses are likely to experience difficulty designing products that match the utility of our products, which we specifically designed for small businesses with 50 or fewer employees.   When we complete development and release the third version of OneBiz ConductorSM later in 2005, we believe our products will become more attractive to middle sized companies of up to 500 employees.  At that time, we intend to begin marketing to such middle sized companies where we will face greater competition from the companies that already serve that market.

Although we believe we offer highly competitive services and software, many of our competitors have greater financial, technical, marketing, and other resources, greater name recognition, and a larger number of total customers for their products and services. Moreover, a number of our competitors, particularly Microsoft, Intuit, Oracle and Yahoo sell many products to our current and potential customers, as well as to systems integrators and other vendors and service providers. In addition, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we can. It is also possible that new competitors or alliances among competitors or other third parties may emerge and rapidly acquire market share. Increased competition may result in price reductions, reduced gross margins, and change in market share, any of which could harm our business.

Intellectual Property Rights

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. We do not own any issued patents or have any patent applications pending.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem.  In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence.

We have registered trademarks and registered service marks on more than a dozen products and data services with other applications for registered trademarks pending.  Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property. There can be no assurance that our means of protecting these proprietary rights will be adequate, or that our competitors will not independently develop similar technology.

As part of our efforts to protect our proprietary information, we enter into license agreements with our customers and nondisclosure agreements with certain of our employees, consultants and corporate partners. These agreements generally contain restrictions on disclosure, use, and transfer of our proprietary information. We also employ various physical security measures to protect our software source codes, technology, and other proprietary information.

Currently, we do not own any issued patents nor have any patent applications pending.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use.  Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing their business plan. In addition, our agreements often require us to indemnify our partners for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from offering our service to others.  No third party has asserted any intellectual property claims against us.

While we are not aware that our products, trademarks, copyrights, or other proprietary rights infringe the proprietary rights of third parties, and no such claim has been asserted by any third party, third parties may assert infringement claims against us in the future with respect to current or future products. Further, we expect that we may become subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, we hire employees and retain consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Such vendors or companies may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such claims, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require us to enter into royalty or licensing agreements with third parties. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which would have a material adverse effect upon our business and financial position.

Employees

As of December 31, 2004, we had 18 full-time employees, which increased to 22 full-time employees at March 15, 2005. We plan to expand our staff to add additional employees in software development, sales and marketing and internal auditing and accounting. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good. As of March 1, 2005, we repaid all indebtedness owed to our employees at December 31, 2004. See "Note 6 of Notes to Financial Statements."

Item 2. Properties.

Our principal administrative, sales, marketing, and research and development facility is located in Durham, North Carolina near Research Triangle Park and consists of over 5,000 square feet of office space held under a lease that expire on October 31, 2005.

Item 3. Legal Proceedings.

U.S. News & World Report v. Smart Online, Inc. - U.S. News instituted this action against Smart Online in January 2003 in New York (Case No. 102959/03) for breach of contract, due to Smart Online’s refusal to pay the sum of $92,204.17 for an advertising insert, which Smart Online asserts was faulty. On October 27, 2003, the New York action was dismissed by the Supreme Court of the State of New York, because the State of New York had no jurisdiction over this suit. On February 6, 2004, U.S. News filed a similar claim in the District Court of Durham County, North Carolina (Case No. 04-CVD-00575). On April 9, 2004, Smart Online filed its answer to U.S. News’ claim, together with counterclaims for breach of contract and a motion to transfer the case to the Superior Court division. Plaintiff filed its reply to Smart Online’s counterclaims. As a result of the July 12, 2004 hearing, Smart Online’s motion to transfer the case to Superior Court was granted.  Mediation in this case is scheduled for April 4, 2005, and trial is scheduled for April 25, 2005.  In April, an agreement was reached to settle this matter with Smart Online agreeing to pay $50,000.

Infopia, Inc. v. Smart Online, Inc. - Infopia instituted this action against Smart Online on August 6, 2003 in District Court, Wake County, North Carolina (Case No. 03-CVD-10567) for breach of contract, unfair and deceptive trade practices, and punitive damages, alleging that Smart Online improperly refused to refund the $32,500 integration fee paid by Infopia to Smart Online for Smart Online’s integration of Infopia’s products into Smart Online’s platform. Smart Online answered the complaint on October 31, 2003, and denied all claims for relief. Smart Online also filed a counterclaim for breach of contract against Infopia for Infopia’s failure to pay Smart Online certain sums it was due under the revenue sharing plan set forth in the contract between the parties. Smart Online believes plaintiff’s claims for unfair and deceptive trade practice and punitive damages are without merit. The case is currently in the fact discovery phase. No trial date has been set.

Smart Online, Inc. v. Genuity, Inc. - Smart Online instituted this action against Genuity on May 22, 2001, in the Superior Court of Wake County, North Carolina, Civil Action No. 01-CVS-06277. Smart Online brought claims against Genuity for breached of contract, breach of express warranty, breach of implied warranty of merchantability, breach of warranty of fitness for a particular purpose, conversion, unfair and deceptive trade practices, negligent misrepresentation and fraud arising from Genuity’s failure to perform properly under contracts between the parties, from Genuity’s failure to return certain property belonging to Smart Online, and from certain representations made by Genuity with regard to the services needed by Smart Online under the contracts. On or about July 23, 2001,

Genuity files its answer to the complaint along with counterclaims against Smart Online. In its counterclaims, Genuity brought claims for breach of contract alleging that Smart Online failed to pay for the services rendered by Genuity. On October 22, 2002, the court denied Defendant’s request to dismiss Smart Online’s breach of contract claim, allowed Smart Online to amend its complaint to restate its claim for breach of contract, and dismissed Smart Online’s claims for breach of implied warranties. The parties were completing discovery and preparing for trial when the case was automatically stayed as a result of Genuity’s filing for bankruptcy. This case is still subject to the automatic stay.

Internal Revenue Service Claim.- Smart Online, Inc. has been seeking to resolve a federal employment tax liability of approximately Five Hundred Sixty Thousand Dollars ($560,000) relating to the periods beginning December 31, 2000 and continuing through December 31, 2003. On February 18, 2005, the Internal Revenue Service agreed to accept Smart Online, Inc.’s offer in compromise (Form 656) in settlement of all of Smart Online’s outstanding federal tax liabilities. Pursuant to the terms of the agreement, Smart Online, Inc. agreed to pay Twenty-Six Thousand One Hundred Dollars ($26,100), surrender all credits and refunds for 2005 or earlier tax periods, and remain in compliance with all federal tax obligations for a term of five years. Smart Online, Inc. paid Twenty-Six Thousand One Hundred Dollars ($26,100) to the Internal Revenue Service on February 25, 2005 as required under the settlement terms.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2004, did not meet or take any action by written consent.

By written consent dated January 1, 2005 the stockholders approved the election of four members of the Board of Directors in lieu of the 2005 annual meeting of stockholders. Proxies were not solicited. Stockholders who owned 6,750,286 of the 11,631,832 shares eligible to vote executed the written consent.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

The principal United States market in which Smart Online’s Common Stock is quoted for trading is the Over-the-Counter Bulletin Board (the “OTC-BB”), which is operated by the National Association of Securities Dealers, Inc.

Our Common Stock was approved for quotation on the OTC-BB on March 15, 2005, but no trades or bids have occurred to date. Prior to that date there was no established market for our Common Stock.

As of March 15, 2005, there were approximately 160 record holders of 12,181,832 shares of Smart Online Common Stock. Smart Online has never declared or paid any cash dividends on its Common Stock and does not intend to declare or pay dividends for the foreseeable future.

See Item 11. “Executive Compensation - Stock Option Grants to Senior Executives” for a description of Smart Online’s equity compensation plans.

During the year ended December 31, 2004, Smart Online made the following sales of securities, which were not registered under the Securities Act of 1933, as amended. All proceeds of all sales were used to repay indebtedness and for working capital purposes.

(1) During the first quarter of 2004, Smart Online completed a corporate reorganization of its capital stock, which eliminated the Series A Preferred Stock of Smart Online. All holders of Series A Preferred Stock who participated in the reorganization by signing Reorganization, Lock-up Proxy and Release agreements dated January 1, 2004 (the “Reorganization Agreements”), received approximately 2.22 shares of common stock of Smart Online for each share of Series A Preferred Stock they held prior to the reorganization (of which 1.22 shares were issued pursuant to conversion rights and one share was issued in consideration for contractual commitments) and also received the right to receive cash payments from Smart Online equal to a percentage of the net proceeds Smart Online raised during calendar year 2004 from sales of equity securities and convertible debt securities in excess of $5 million of net proceeds. Smart Online received $2,712,063 of net proceeds from sales of equity securities during calendar year 2004 and, therefore, no payments were due. This reorganization was ratified by stockholders in August 2004.

These securities were sold under the exemption from registration provided by Section 4(2) of the Securities Act and the rules adopted thereunder. All the investors are accredited investors. All the investors have prior experience investing in start-up technology companies. All the investors were provided access to all the information they deemed relevant to their investment decisions. All the investors had prior business dealings with one another or with Smart Online. Neither Smart Online nor any person acting on its behalf offered or sold the securities by any general solicitation or general advertising. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or exemption from registration.

(2) From March through June 2004, Smart Online sold 999,141 shares of its common stock and warrants to purchase 288,638 shares of its common stock for an aggregate gross purchase price of $3,496,994 to 19 investors pursuant to a private offering. Different investors received different amounts of warrants depending on the amount invested. On average, investors received a warrant to purchase approximately three-tenths of a share of Common Stock for each share they purchased. The warrants have an exercise price of $3.50 per share.

This offering was conducted pursuant to Rule 506 under Regulation D. All the investors are accredited investors. All the investors have prior experience investing in start-up technology companies. All the investors were provided access to all the information they deemed relevant to their investment decisions. All the investors had prior business dealings with one another or with Smart Online. Neither Smart Online nor any person acting on its behalf offered or sold the securities by any general solicitation or general advertising. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or exemption from registration.

(3) On August 6, 2004, Smart Online made a rescission offer to shareholders who purchased shares of common stock of Smart Online and warrants to acquire an additional 999,141 shares of common stock for $3.50 per share in a private placement conducted during March through June of 2004, in which Smart Online raised a total of $3,496,994. The rescission offer was made because in connection with the audit of its financial statements and due diligence review of information in connection with the registration statement of shares of Smart Online sold to investors in the private placement described above, Smart Online identified certain inaccuracies and omissions in the information it provided to investors in the private placement. Upon identifying such inaccuracies and omissions, Smart Online made the rescission offer and disclosed the inaccuracies and omissions to all investors who purchased shares in the private placement. In the rescission offer, Smart Online offered to repurchase all the shares and warrants sold in the private placement for the original purchase price, plus interest, and afforded shareholders a thirty-day period in which to accept the rescission offer. One shareholder accepted the rescission offer and Smart Online paid that shareholder $102,610.27 as payment in full of the purchase price and interest. No other shareholders accepted the rescission offer and all shareholders to whom the offer was made executed and delivered releases for any potential liabilities arising out of disclosures made by Smart Online in the private placement.

This rescission offer was conducted under the exemption from registration provided by Section 4(2) of the Securities Act and the rules adopted thereunder. All the investors are accredited investors. All the investors have prior experience investing in start-up technology companies. All the investors were provided access to all the information they deemed relevant to their investment decisions. All the investors had prior business dealings with one another or with Smart Online. Neither Smart Online nor any person acting on its behalf offered or sold the securities by any general solicitation or general advertising. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or exemption from registration.

(4) In connection with the private placement conducted during March through June of 2004, Smart Online and the investors executed registration rights agreements. This registration rights agreement required Smart Online to pay investors 2% of their investment for each thirty-day period after July 1, 2004 in which Smart Online failed to file a registration statement registering shares sold in the private placement, which amount is prorated for partial 30-day periods. The registration rights agreements provided that Smart Online could choose to pay this by issuing shares of its common stock in lieu of cash, which Smart Online chose to do. On November 1, 2004, Smart Online issued 58,226 shares of its common stock to satisfy amounts that accrued through November 1, 2004.

This offering was conducted pursuant to Rule 506 under Regulation D. All the investors are accredited investors. All the investors have prior experience investing in start-up technology companies. All the investors were provided access to all the information they deemed relevant to their investment decisions. All the investors had prior business dealings with one another or with Smart Online. Neither Smart Online nor any person acting on its behalf offered or sold the securities by any general solicitation or general advertising. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or exemption from registration.

(5) In 2001, Smart Online issued to Bank One, a warrant to purchase 619,309 shares of the common stock of Smart Online for an exercise price of $18.00 per share in connection with Smart Online and Bank One entering into a syndication partnering agreement. The warrant contained a weighted average anti-dilution provision, which caused the exercise price of the warrant to decrease to approximately $12.04per share and the number of shares issuable upon exercise of the warrant to increase to approximately 925,789 shares of common stock as of August 1, 2004. To simplify its capital structure, Smart Online offered to issue shares of common stock of Smart Online to Bank One in exchange for cancellation of the warrant. On September 3, 2004, Bank One exchanged the warrant for 100,000 shares of common stock of Smart Online.

This exchange offer was conducted under the exemption from registration provided by Section 4(2) of the Securities Act and the rules adopted thereunder. All the investors are accredited investors. All the investors have prior experience investing in start-up technology companies. All the investors were provided access to all the information they deemed relevant to their investment decisions. All the investors had prior business dealings with one another or with Smart Online. Neither Smart Online nor any person acting on its behalf offered or sold the securities by any general solicitation or general advertising. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or exemption from registration.

(6) During August through September 27, 2004, Smart Online sold 290,000 shares of its common stock to investors in a private placement for a price of $5.00 per share, for an aggregate of $1,450,000.

This offering was conducted pursuant to Rule 506 under Regulation D. All the investors are accredited investors. All the investors have prior experience investing in start-up technology companies. All the investors were provided access to all the information they deemed relevant to their investment decisions. All the investors had prior business dealings with one another or with Smart Online. Neither Smart Online nor any person acting on its behalf offered or sold the securities by any general solicitation or general advertising. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or exemption from registration.

(7) During the year ended December 31, 2004, Smart Online issued an aggregate of 755,000 shares of its common stock to its directors, officers, employees and consultants under the stock plans described in Item 11. “Executive Compensation”. These securities were issued under the exemption from registration provided by Rule 701 of the Securities Act.

Smart Online has not received any proceeds from the securities registered pursuant to Registration Statement on Form SB-2 No. 333-119385 for the resale of securities by selling security holders. No warrants covered by that registration statement have been exercised for cash.

ITEM 6. Selected Financial Data
5-Year Summary of Selected Financial Data

The following table sets forth the periods indicated, selected consolidated financial data that has been derived from our audited financial statements for the years ended December 31, 2004, 2003 and 2002, and unaudited financial statements for the years ended December 31, 2001 and 2000.  The following selected financial data should be read in conjunction with our financial statements and related notes thereto, and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	2004	2003	2002	2001	2000

STATEMENTS OF OPERATIONS DATA

Revenues	$1,002,970	$1,261,223	$1,391,645	$3,193,078	$1,549,498
Loss from Operations	$(2,801,935)	$(1,865,282)	$(999,765)	$(1,993,879)	$(12,523,510)
Net Loss Attributable to Common Stockholders	$(8,319,049)	$(4,375,836)	$(1,766,606)	$(1,994,203)	$(12,439,945)
Net Loss per Share - Basic and Diluted	$(0.82)	$(0.60)	$(0.25)	$(0.27)	$(2.00)
Number of Shares Used in Per Share Calculation	10,197,334	7,254,978	7,181,759	7,286,965	6,213,526

BALANCE SHEET DATA

Total Assets	$773,701	$306,072	$252,579	$724,349	$4,679,503
Long-term Obligations	$1,091,814	$1,193,211	$958,925	$722,309	$334,155
Redeemable Preferred Stock	$-	$17,509,214	$14,692,150	$12,128,130	$12,128,130
Stockholders' Deficit	$(1,911,090)	$(22,014,156)	$(19,268,323)	$(15,864,201)	$(13,931,594)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear in this prospectus. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in “Risk Factors.”

Overview

Smart Online develops and markets Internet-delivered or Software-as-Services (SaS) software applications and data resources to start, run, protect, and grow small businesses. Many of our users are provided free use of our products.  In addition, we reach small businesses through our own website www.smartonline.com and through private-label syndication arrangements with large corporations that private-label the Smart Online offering through their corporate web sites. Our syndication relationships provide a cost- and time-efficient way to market to the extremely large and diverse small business sector.

Smart Online has developed numerous sources of revenue as its business plan has changed to adapt to changing business circumstances. These sources of revenue include syndication partners, integration partners, OEMs, subscriptions from small businesses, one-time purchases by small businesses and barter transactions with media companies. Currently, each of these revenue streams is small. Our business plan is designed to utilize existing and future relationships in each revenue source to ratchet up the amount of revenue we derive from all sources. We have described in this prospectus the key elements of how we plan to achieve this.

Incorporated in Delaware in 1993, Smart Online pioneered the market for small business software applications. Our initial offerings were sold as shrink-wrapped products through major retail chains such as Staples, Office Depot and Egghead Software. Since 2000, our products have been primarily offered through an Internet-based platform. Smart Online also pioneered the syndication or private-label distribution model to more efficiently and effectively reach the large and diverse small business sector. Market analyst firm Summit Strategies says, “Smart Online’s proprietary distribution platform enables the vendor to quickly customize for and integrate with its partners’ services, making their joint services accessible to customers via a single sign-on.”

Smart Online is currently developing the next generation of its services portal, called OneBiz ConductorSM, which will include significant enhancements to the technology platform and add additional applications to our product offerings. We plan to accomplish this through a combination of internal development, joint development, licensing from other companies, and acquisitions. One Biz ConductorSM will be released in three versions. The first version was released during the first quarter of 2005. The second and third versions are expected to be released at the end of the third quarter of 2005 and the end of the fourth quarter 2005, respectively..

Our objective is to be a leading provider of on-demand business software application services for small businesses. We also believe that, when we complete development of OneBiz ConductorSM  later this year, our products will be more attractive to middle size companies with up to 500 employees.  At that time, we intend to begin marketing to such middle size companies.  To address the significant market opportunity, our management team is focused on a number of short and long-term challenges, including strengthening and extending our service offerings, converting our registered users to paying customers, beginning when we release the second version of OneBiz ConductorSM , which we expect will occur before the end of the third quarter of 2005, and expanding our sales efforts by focusing on the specific need of our customers. Since 2000, Smart Online’s major focus has been on developing and validating our online content, applications, services, delivery platform and user interface. To validate the platform, services, and products, many customers received access to the Smart Online products and portal free-of-charge in exchange for their evaluation and feedback. We have also used a number of different marketing approaches to test and validate the best techniques to acquire and retain small business customers.

With this validation and analysis nearly complete, we intend to increase our focus on revenue generation. Smart Online has recently begun to develop targeted programs to market and sell the Smart Online offerings. These efforts are targeted to direct customer acquisition and retention, recovery of former customers and closing on new syndication partnerships.

During 2004, Smart Online recognized $1.0 million of revenue. In addition, Smart Online had deferred revenue of approximately $722,000 at December 31, 2004. Smart Online recognized revenue totaling $1.3 million in 2003 and $1.4 million in 2002. During 2004, Smart Online entered into several new syndication and integration agreements totaling approximately $1.2 million, including $640,000 of barter transactions. We are planning to substantially increase our advertising and marketing in future years. We have started to enter into new syndication partnerships that target strategic partners for bartering arrangements for advertising and joint marketing programs to take advantage of discounted advertising rates and to provide an opportunity for us to share in the revenue generated by our syndication partners from use of our platform. We began targeting small business media companies during the first quarter of 2004, such as Inc. Magazine, and FastCompany Magazine, who have small-business customer bases. Smart Online anticipates the revenue share arrangements with the media companies will enable it to increase web services revenue for both Smart Online and its private label syndication partners as we begin to share in the revenue our partners generate from their websites. We expect to create these arrangements in the future with media companies who offer the ability to reach small-business customers and assist in off-setting Smart Online’s cash expenditures for print and online advertising and marketing. While we intend to derive a majority of our syndication revenue from traditional non-barter transactions, we will evaluate barter transactions on a case-by-case basis when we believe such transactions make economic or strategic sense. Pursuant to the requirements of Emerging Issues Task Force (EITF) No. 93-11, “Accounting for Barter Transactions Involving Barter Credits,” and EITF 99-13, “Accounting for Advertising Barter Transactions,” for the year ended December 31, 2004, Smart Online recognized approximately $113,000 of barter revenue.

To increase our revenues and take advantage of our market opportunity, we will need to add substantial numbers of paying subscribers. We define paying subscriptions as unique user accounts. We plan to re-invest earnings for the foreseeable future in the following ways: hiring additional personnel, particularly in marketing and sales; expanding marketing and sales activities; increasing our research and development activities to upgrade and extend our service offerings and to develop new services and technologies; adding to our infrastructure to support our growth; and formalizing our operational and financial systems to manage a growing business. Worldwide growth of software subscriptions will outstrip perpetual licenses, according to IDC, a leading global market intelligence and advisory firm in the information technology and telecommunications industries that provides local expertise and insights on technology markets in the US and 50 other countries, “Subscription licensing will grow at 16.6%, compounded, from 2004 to 2008 while perpetual licenses will experience negative growth of three-tenths of one percent in that time frame. By 2008, subscription license revenues will hit $43 billion worldwide, or 34% of the total software market.”

We expect sales and marketing costs, which included third-party advertising and marketing expenses of approximately $16,000, $130,000, and $171,000 for 2002, 2003, and 2004, respectively, to increase substantially in dollars and as a percent of total expenses in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing and sales programs implemented.

Fiscal Year

Our fiscal year ends on December 31. References to fiscal 2004, for example, refer to the calendar year ended December 31, 2004.

Sources of Revenue

Smart Online currently derives revenues from the following sources:

•	Syndication Fees - fees consisting of:

o	Fees charged to syndication partners to create a customized private-label site.

o	Barter revenue derived from syndication agreements with media companies.

•
Integration Fees - fees charged to partners to integrate their products into the Smart Online syndication platform. Integrating third-party content and products has been a key component of Smart Online’s strategy to continuously expand and enhance its platform offered to syndication partners and its own customer base.

•	Web Services fees - comprised of the following:

o	E-commerce sales directly to end-users:

•	Subscription

•	Multiuser subscription paid by enterprises for their business customers

•	A la carte

•	E-commerce revenue sharing with integration partners

•	One Biz ConductorSM licensing

•	Contextual integration (“CI”) advertising fee

o	Hosting and maintenance fees

o	E-commerce Website Design and Build

o	Loan origination fees

o	Online marketing to our syndication/integration partners

o	Marketing fee for loan request through the integrated platform

•	OEM agreements with third-party computer manufacturers for various individual Smart Online applications.

•	Other Revenues - Includes revenues generated from consulting fees and the sale of legacy shrink-wrapped products.

Smart Online also plans to seek new sources of revenue, including the following sources:

•	Technology Platform Licensing Revenue - We plan to seek to generate revenue from licensing our technology platform.

•	Advertising Revenue - We plan to add direct advertising revenue in the future.

During 2004, we entered into several new syndication and integration partnerships with targeted strategic partners, whereby we will receive a percentage of the revenue generated by our partners from their websites.  These agreements also included bartering arrangements for advertising and joint marketing programs to take advantage of discounted advertising rates and to provide an opportunity for revenue sharing. These new partnerships extend Smart Online’s reach to more than 4 million new small business prospects. Smart Online embarked on this program based on the success of the revenue share strategy, illustrated by Google, Overture, and Career Builder, where media companies provide these services to their customers to increase revenue for both companies. Smart Online began targeting small business media companies during the first quarter of 2004, such as Inc. Magazine, and FastCompany Magazine, who have small business customer bases. We estimate our revenue share arrangements with the media companies will enable us to increase web services revenue for both Smart Online and our private label syndication partners while creating an advantage over potential competitors. Smart Online expects to create certain types of these arrangements in the future with media companies who offer the ability to reach small business customers and will assist in off-setting Smart Online’s outlay of cash for more costly print and online advertising and marketing. While we intend to derive a majority of our syndication revenue from traditional non-barter transactions, we will evaluate barter transactions on a case-by-case basis when we believe such transactions make economic or strategic sense.During 2004Smart Online signed syndication contracts with Inc. Magazine and FastCompany Magazine. In addition we have embarked on a telesales effort to up sell current users to additional Smart Online services and to bring former users back to Smart Online.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of the fee from integration is received upfront. Our contract and support contracts are noncancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our paying customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. Online marketing, which consists of marketing services provided to our integration and syndication partners have in the past generated additional revenue. In addition, certain users have requested that Smart Online implement online marketing initiatives for them, such as promoting their products through Google or Overture services. Online marketing has not been a material source of past income. We intend to see an increase in the level of online marketing services in the future.

Web Services revenues are comprised of e-commerce sales directly to end-users, hosting and maintenance fees, e-commerce website design fees and online loan origination fees. E-commerce sales are made either on a subscription or a la carte basis. Subscription, which is access to most Smart Online offering is payable in advance on a monthly basis and is targeted at small companies or divisions of large companies. We will seek to grow ourrevenue, including monthly subscription volume, substantially over the next 24 months as new versions of Smart Online’s platforms (OneBiz ConductorSM) are released. To date, most of our users have been given free use of our products.  We plan to change that policy when we release the second version of OneBiz ConductorSM, which is planned to occur at the end of the third quarter of 2005.  We expect monthly subscription fees will typically be $29.95 to $49.95. A la carte pricing, which allows customers to purchase one-time use of a specific software or content service, ranges from $10 to $300, which can include third-party charges when applicable, such as state and federal fees associated with incorporating a business or additional fees associated with having a press release written and revised.

Additionally, Smart Online receives a portion of third-party sales of products and services through revenue sharing arrangements, which involves a split of realized revenues. Hosting and maintenance fees are charged for supporting and maintaining the private-label portal and providing customer and technical support directly to our syndication partner’s users and are recognized on a monthly basis. E-commerce website design fees which are charged for building and maintaining corporate websites or to add the capability for e-commerce transactions, are recognized over the life of the project. We have discontinued our third-party arrangement for online web design. We expect to resume this service after a new partner is under contract. Online loan origination fees are charged to provide users online financing option by which Smart Online receives payments for loan or credit provided. We intend to become more aggressive about promoting this line item in the future.

Technology Platform License Revenue: Smart Online is in the process of determining whether its technology platform can become a licensable product for applications and content providers interested in creating their own syndication and online delivery business model. It is too early in our evaluation process to determine whether this will develop into another source of revenue.

Revenues from OEM arrangements are reported and paid to Smart Online on a quarterly basis based on actual sales, subject to certain contractual minimum volumes.

Other revenues consist primarily of traditional shrink-wrap sales, which are not a core revenue source for Smart Online. We expect that consulting fees, which in the past have generated significant revenues, will not be a material revenue source in the future.

Revenue From Related Parties

Approximately 32.9% and 27.2% of total revenues for the years ended December 31, 2004 and 2003, respectively, were from a single customer, Smart IL Ltd. (“SIL”), formerly known as Smart Revenue Europe Ltd., an Israeli based software company that specialized in secured instant messaging products. During March 2004 SIL ceased further development of its technology and laid-off all employees after SIL completed development of, and delivered to us, its instant messenger product.  SIL is currently seeking to license or sell its technology, however, we do not expect to receive substantial revenue from SIL in the future. SIL is owned by Doron Roethler, a shareholder of Smart Online.

On August 13, 2002, Smart Online entered into an integration agreement with SIL to incorporate its products into Smart Online’s platform. As part of this agreement, SIL paid $300,000 for such integration, and the parties agreed to share future revenues generated from the sales of the products. On August 30, 2002, the parties signed an amendment to the original agreement, in order for Smart Online to provide SIL certain co-development services, which includes instant messenger and video conferencing. In exchange, SIL paid Smart Online an additional $300,000. The parties further agreed that the products developed as a result of both companies’ efforts will be owned by both parties. On April 30, 2003, Smart Online and SIL signed a new amendment and restated the integration program agreement. According to this new amendment and restated agreement, Smart Online agreed to fund the future development of the products. In exchange SIL agreed to limit future amounts payable by Smart Online under the original share revenue agreement to $1.7 million. This cap on revenue sharing was removed by amendment on October 29, 2003.

In addition to the agreements described above, on August 30, 2002, Smart Online and SIL also entered into a reseller agreement whereby SIL paid Smart Online $200,000 for nonexclusive rights to distribute Smart Online’s products in the territories of Israel, United Kingdom, France, Italy, Netherlands, and Spain, in exchange for Smart Online’s marketing support and a twenty percent commission from the gross sales generated by SIL. On March 17 and 27, 2003, the parties subsequently modified the original re-seller agreement to restrict the territory to only Israel and Netherlands.  We expect no revenue from SIL, unless SIL hires employees to sell our products.  We do not know whether SIL intends to hire employees to sell our products.  Additionally, on December 22, 2003, Smart Online signed a private label syndication agreement with SIL for Smart Online to provide website development for SIL’s website.

Smart Online paid $3,300 to SIL for moving expenses with regard to the SIL development team visiting Smart Online from Israel in January of 2003. Smart Online also paid SIL $25,000 as a reseller payment for the Moneris Integration contract they secured pursuant to their re-seller agreement in May of 2003. Smart Online also paid SIL $90,000 pursuant to their contract dated December 20, 2003 for technical co-development work, which includes instant messenger and video conferencing, on a monthly payment of $15,000 starting in December of 2003 and ending in May of 2004.

During 2003, Smart Online provided $20,200 in consulting services to Small Business Lending Institute, Inc. (“SBLI”). This constituted approximately 1.6% of Smart Online’s revenue during 2003. Tamir Sagie, an officer of Smart Online at the time, is an officer of SBLI. Michael Nouri, the Chief Executive Officer of Smart Online is a shareholder in SBLI. Smart Online paid $221,517 to SBLI during the first three months of 2004, because SBLI paid Smart Online’s employees during the first quarter of 2004 while Smart Online was dealing with a tax matter with the Internal Revenue Service.  The temporary transfer of Smart Online's employees to SBLI allowed Smart Online to obtain a clean cut off to determine the extent of its tax liability.

Approximately 11.9% of total revenues for the year ended December 31, 2003, and 0% for the year ended December 31, 2004, were from a third related company, Parson and Shearson, Inc., which is owned 50% by the CEO of Smart Online, Michael Nouri, and 50% by his brother Eric Nouri. This revenue related to services performed by Smart Online for the development of web-based human resources and inventory applications for Parson and Shearson. Parson and Shearson has paid in full for all services and has no outstanding amounts payable to Smart Online.

The following is a summary of related party revenues for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002

Smart II, Ltd. ("SIL"), formerly known as Smart Revenue Europe Ltd. - Integration fees	$330,050	$342,857	$128,571
Parson and Shearson, Inc. - - Consulting Services	-0-	150,000	11,578
Small Business Lending Institute - - Consulting Services	-0-	20,200	-0-
Total Related Party Revenues	$330,050	$513,057	$140,149

Accordingly, approximately 32.9% of year 2004 and 40.7% of year 2003 total revenue were derived from related parties. Smart Online expects revenue from related parties will not continue to be a significant part of Smart Online’s revenue. If Smart Online fails to replace revenue from related parties with revenue from unrelated parties, Smart Online’s revenue will decrease.

Cost of Revenues

Cost of Revenues.    To date Smart Online has not capitalized any costs associated with the development of its products and platform. Smart Online has not capitalized any direct or allocated overhead associated with the development of software products prior to general release. SFAS No. 86, “Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed”, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Smart Online’s product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. Cost of revenues is comprised primarily of salaries and related employee expenses associated with employees who provide maintenance and support services.  Additionally, during 2002 and a portion of 2003 cost of revenues included third-party website hosting fees.

Operating Expenses

During 2002, 2003, and 2004 our efforts were primarily focused on product development and integration. During the first quarter of 2002, we substantially reduced the number of people we employed. Smart Online employed approximately 13 full-time equivalent employees during 2002 and 2003. During 2004, Smart Online hired additional development and sales staff and had 18 full-time employees at December 31, 2004.  Most employees performed multiple functions.

Research and Development.    We have historically focused our research and development activities on increasing the functionality and enhancing the ease of use of our on-demand application service. Because of our proprietary, scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase substantially in absolute dollars as we upgrade and extend our service offerings and develop new technologies. We expect this to be particularly true during 2004 and 2005 as we incur expenses to develop our next generation platform One Biz ConductorSM.

Marketing and Sales.   During 2002, 2003, and 2004, Smart Online has spent limited funds on marketing, advertising, and public relations. We expect these expenditures to increase significantly starting in 2005 and expect this trend to continue as we strive to grow our revenue. Smart Online has also embarked on an effort to develop programs similar to marketing efforts by Google, Overture, and Career Builder where media companies provide Smart Online’s Private Label Syndication services to their small business end users. Smart Online began targeting small business media companies in the first quarter of 2004, such as Inc. Magazine and FastCompany Magazine, who have small business customer bases. The strategy has been to implement Private Label Syndication platforms in exchange for advertising and joint marketing programs with these companies. Smart Online estimates the revenue capabilities from its back-end revenue share arrangements with these contracts will enable it to increase web services revenue for both Smart Online and its partners beginning after we release the second version of OneBiz ConductorSM, which is planned to occur before the end of the third quarter of 2005. Smart Online expects to create certain types of these arrangements in the future with media companies who offer the ability to reach small business customers and will assist in off-setting Smart Online’s outlay of cash for print and online advertising and marketing while providing reduced advertising prices. Media companies are requesting such services to assist in driving additional revenue.

As our revenues increase, we plan to continue to invest heavily in marketing and sales by increasing the number of direct sales personnel and increase penetration within our existing customer base, expanding our domestic and international selling and marketing activities, building brand awareness and participating in additional marketing programs. We expect that in the future, marketing and sales expenses will increase in absolute dollars and will be a significant cost.

General and Administrative.    General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, and management information systems personnel, professional fees, and other corporate expenses, including facilities costs. We expect that in the future, general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company.

Stock-Based Expenses.    Our operating expenses include stock-based expenses related to options and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically re-evaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. We presently believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition - We recognize revenue in accordance with accounting standards for software and service companies including the United States Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”), Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and related interpretations including American Institute of Certified Public Accountants (“AICPA”) Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies, which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable. EITF 00-21 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria:  1) the delivered item has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered item; and 3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in control of the vendor.  Smart Online’s syndication and integration agreements typically include multiple deliverables including the grant of a non-exclusive license to distribute, use and access the Smart Online platform, fees for the integration of content into the Smart Online platform, maintenance and hosting fees, documentation and training, and technical support and customer support fees.  Smart Online cannot establish fair value of the individual revenue deliverables based on objective and reliable evidence because Smart Online does not have a long, consistent history of standard syndication and integration contractual arrangements, there have only been a few contracts that have continued past the initial contractual term, Smart Online does not have any contracts in which these elements have been sold as stand-alone items, and there is no third-party evidence of fair value for products or services that are interchangeable and comparable to the Smart Online’s products and services.  As such, Smart Online can not allocate revenue to the individual deliverables and must record all revenues received as a single unit of accounting as further described below.  Additionally, Smart Online has evaluated the timing and substantive nature of the performance obligations associated with the multiple deliverables noted above, including the determination that the remaining obligations are essential to the on-going  usability and functionality of the delivered products, and determined that revenue should be recognized over the life of the contracts, commencing on the date the site goes on-line, due to such factors as the length of time over which the remaining obligations will be performed, the complex nature of integrating and maintaining customer content with Smart Online’s platform which services are unavailable from other vendors, and the timing of payment of a portion of the contract price such as monthly hosting payments.

Syndication fees consist primarily of fees charged to syndication partners to create and maintain a customized private-label site and ongoing support, maintenance and customer service.  Our syndication agreements typically include an advance fee and monthly hosting fees.  We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line.   In general, we collect our billings in advance of the service period.  Our hosting fees are typically billed on a monthly basis.   We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations.  At present, Smart Online has insufficient historical data to determine if the relationship with its existing customers will extend beyond the initial term with the customer continuing to benefit from the advance fee.  If Smart Online determines that existing and/or future contracts are expected to extend beyond the initial term whereby the customer continuing to benefit from the advance fee, Smart Online will extend the revenue recognition period accordingly to include the extended term.  Our syndication contracts and support contracts typically provide for early termination only upon a material breach by either party that is not cured in a timely manner. If a contract terminates earlier than its term, we recognize the remaining deferred revenue upon termination.  Based on that experience, it is possible that, in the future, the estimates of expected duration of customer contract lives may change and, in such event, the period over which such syndication revenues are amortized will be adjusted.  Any such change in specified contract lives will affect our future results of operations.  Additionally, the syndication contracts typically include revenue sharing arrangements whereby syndication partners typically charge their customers a monthly fee to access the private-label site.  In most cases, the syndication agreements provide for Smart Online to receive a percentage of these fees.  Fees derived from such revenue sharing arrangements are recorded when earned.  To date, such revenue sharing fees have been negligible.

Integration fees consist primarily of fees charged to integration partners to integrate their products into the Smart Online syndication platform. Integrating third-party content and products has been a key component of Smart Online’s strategy to continuously expand and enhance its platform offered to syndication partners and its own customer’s base.  We generally invoice our customers in advance of the service period in annual or monthly installments and typical payment terms provide that our customers must pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line.  We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations.  At present, Smart Online has insufficient historical data to determine if the relationship with its existing customers will extend beyond the initial term with the customer continuing to benefit from the advance fee.  If Smart Online determines that existing and/or future contracts are expected to extend beyond the initial term whereby the customer continuing to benefit from the advance fee, Smart Online will extend the revenue recognition period accordingly to include the extended term.  Our integration contracts and support contracts typically provide for early termination only upon a material breach by either party that is not cured in a timely manner. If a contract terminates earlier than its term, we recognize the remaining deferred revenue upon termination.  Based on that experience, it is possible that, in the future, the estimates of expected implementation periods and customer lives may change. In such event, the period over which such syndication revenues are amortized will be adjusted.  Any such change in specified contract lives will affect our future results of operations. Additionally, integration agreements typically include an upfront fee and a revenue sharing component.  Fees derived from such revenue sharing arrangements are recorded when earned.  To date, such revenue sharing fees have been negligible.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of the fee from integration agreements is received upfront. Our syndication and integration contracts and support contracts typically provide that customers have the right to terminate their contracts only for cause if we fail to perform. We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers are required to pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. Online marketing, which consists of marketing services provided to our integration and syndication partners have in the past generated additional revenue. In addition, certain users have requested that Smart Online implement online marketing initiatives for them, such as promoting their products through Google or Overture services. Online marketing has not been a material source of revenue in the past. We expect to increase our online marketing services revenue in the future.

Web Services revenues are comprised of e-commerce sales directly to end-users, hosting and maintenance fees, e-commerce website design fees and online loan origination fees. E-commerce sales are made either on a subscription or a la carte basis. Subscription, which provides users with access to most of our products is payable in advance on a monthly basis and is targeted at small companies or small divisions of large companies. We will seek to grow our monthly subscription volume substantially over the next 24 months as new versions of Smart Online’s platforms (OneBiz ConductorSM) are released. We expect monthly subscription fees will typically be $29.95 to $49.95, although to date we have given free access to our web services to most users. A la carte pricing, which allows customers to purchase one-time use of a specific software or content service, ranges from $10 to $300, which includes third-party charges when applicable, such as state and federal fees associated with incorporating a business or additional fees associated with having a press release written and revised.

Additionally, Smart Online receives a portion of revenue from third-party sales of products and services through our website and websites of our syndication partners from revenue sharing arrangements, which involves a split of realized revenues. Hosting and maintenance fees are charged for supporting and maintaining the private-label portal and providing customer and technical support directly to our syndication partner’s users and are recognized on a monthly basis. E-commerce website design fees, which are charged for building and maintaining corporate websites or to add the capability for e-commerce transactions, are recognized over the life of the project. We have discontinued our third-party arrangement for online web design. We expect to resume this service after a new partner is under contract. Online loan origination fees are charged to provide users online financing options. Smart Online receives payments for loans or credit provided. We intend to become more aggressive about promoting this service in the future.

Subscription revenue is recognized ratably over the subscription period (usually one year). Third-party premium products are shared with integration partners.

OEM revenues are recorded based on the greater of actual sales or contractual minimum guaranteed royalty payments. Smart Online records the minimum guaranteed royalties monthly and receives payment of the royalties on a quarterly basis, thirty days in arrears. To the extent actual royalties exceed the minimum guaranteed royalties, the excess is recorded in the quarter Smart Online receives notification of such additional royalties.

Consulting revenues are recognized over the term of the consulting engagement as services are performed, which is typically one to three months. Advance payments for consulting services, if billed and paid prior to completion of the project, are recorded as deferred revenue when received.  If the fees are not fixed or determinable, revenue is recognized as payments are received from the customer.

Barter Transactions - Barter revenue relates to syndication and integration services provided by Smart Online to business customers in exchange for advertising in the customers’ trade magazines and on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged. Smart Online applies APB 29, Accounting for Non-Monetary Transactions, the provisions of EITF 93-11, “Accounting for Advertising Barter Transactions Involving Barter Credits” and EITF 99-13, “Accounting for Advertising and Barter Transactions” and, accordingly, recognizes barter revenues only to the extent that Smart Online has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. To date the amount of barter revenue to be recognized has been more objectively determinable based on integration and syndication services provided.   For revenue from integration and syndication services provided for cash to be considered similar to the integration and syndication services provided in barter transactions, the services rendered must have been in the same media and similar term as the barter transaction.  Further, the quantity or volume of integration or syndication revenue recorded in a qualifying past cash transaction can only evidence the fair value of an equivalent quantity or volume of integration or syndication revenue recorded in subsequent barter transactions.  In other words, a past cash transaction can only support the recognition of revenue on integration and syndication contracts barter transactions up to the dollar amount of the cash transactions.  When the cash transaction has been used to support an equivalent quantity and dollar amount of barter revenue, that transaction cannot serve as evidence of fair value for any other barter transaction.  Once the value of the barter revenue has been determined, Smart Online follows the same revenue recognition principals as it applies to cash transactions with unearned revenues being deferred as described more fully under the caption “Revenue Recognition” above.  At the time the barter revenue is recorded, an offsetting pre-paid barter advertising asset is recorded on Smart Online’s balance sheet.  This pre-paid barter advertising asset is amortized to expense as advertising services are received such as when an advertisement runs in a magazine.  Where more than one deliverable exists, such as when the barter partner is to provide advertising in four issues of a magazine, the expense is recognized pro-rata as the advertising deliverable is provided.  Barter revenues totaled approximately $113,000 during 2004. Smart Online did not have any barter transactions for the years ended December 31, 2003 and 2002.

Marketable Securities - Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at December 31, 2004, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Impairment of Long Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve. In the event we determine that we will not be able to realize all or part of our net deferred tax assets, an adjustment would be made in the period such determination is made. We recorded no income tax expense in any of the periods presented, as we have experienced significant operating losses to date. If utilized, the benefit of our total net operating loss carryforwards may be applied to reduce future tax expense. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets. These carryforwards would also be subject to limitations, as prescribed by applicable tax laws. As a result of prior equity financings and the equity issued in conjunction with certain acquisitions, we have incurred ownership changes, as defined by applicable tax laws. Accordingly, our use of the acquired net operating loss carryforwards may be limited. Further, to the extent that any single year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

Overview of Results of Operations for the Fiscal Year Ended December 31, 2004

Revenues during fiscal 2004 totaled approximately $1.0 million as compared to $1.3 million for fiscal 2003 representing a decrease of $300,000. Approximately, $183,000 of this decrease is attributable to a reduction in related party revenue as Smart Online decreased its dependence on related entities. Operating expenses increased from $2.9 million in 2003 to $3.6 million in 2004 primarily as a result of legal and professional costs incurred in preparing to become a public company. The net loss during fiscal 2004 was approximately $2.7 million compared to a net loss of $1.6 million for fiscal 2003.

Fiscal Years Ended December 31, 2004, 2003 and 2002

Results of Operations

The following tables set forth selected statements of operations data for each of the periods indicated.

Revenues

	For the years ended December 31:
	2004	2003	2002
Integration fees	$374,055	$367,617	$740,561
Syndication fees	176,471	115,544	202,368
OEM revenue	55,936	48,620	43,608
Web services	62,365	207,570	241,420
Other revenues	4,093	29,015	23,539
Related party revenues	330,050	492,857	140,149
Total Revenues	$1,002,970	$1,261,223	$1,391,645

Fiscal 2004 vs. 2003

Total revenues were $1,002,970 in fiscal 2004 compared to $1,261,223 in fiscal 2003 representing a decrease of $258,253, or 20.5 percent.

During 2004 the Company focused on entering into integration and syndication agreements with third parties who have significant small-business customer bases as it prepares for the launch of its OneBiz ConductorSM product. This focus resulted in nine new integration and syndication partners, including several major business publications such as Inc. Magazine, FastCompany Magazine and BusinessWeek, and a 7.9 percent increase in integration and syndication revenue as compared to 2003. The 2004 integration revenues included approximately $113,000 of revenue from barter transactions as compared to $0 in 2003. Barter revenues are expected to increase in 2005 as a result of new and existing integration and syndication barter arrangements.

Additionally, as a result of the focus on integration and syndication services, web services and other revenues decreased by approximately $145,000 and $25,000, respectively. Also during 2004, Smart Online continued to rely less on relationships with related parties resulting in a $162,807 decrease in related party revenues. Management does not expect related party revenues to be a significant source of income commencing with fiscal 2005.

Fiscal 2003 vs. 2002

Total revenues were $1,261,223 in fiscal 2003 compared to $1,391,645 in fiscal 2002, a decrease of $130,422, or 9.4 percent. The decrease in revenues was primarily due to the management and officers of Smart Online focusing their efforts during the last half of 2003 on strategic planning, negotiating and evaluating a potential sale of the company, and structuring and negotiating a corporate reorganization in which preferred stock owners converted to common stock. These major efforts took time and focus away from all employees of Smart Online and resulted in a significant reduction in the sales effort. This reduction in sales effort was off-set in part by revenue from performing services for a related party in 2003. Revenue from related parties accounted for $140,149 or approximately 10.1%, of the 2002 revenues and $513,057 or approximately 40.7%, of the 2003 revenues. See "Revenue from Related Parties" and Note 12 of Notes to Financial Statements for a description of related party transactions. Additionally, the 2002 period included $133,979 of non-recurring revenue recognized upon the early termination of six integration agreements. During the 2003 period $76,389 of revenue was recognized from the early termination of a single integration contract.

Integration fees from unrelated parties decreased from $740,561 in fiscal 2002 to $367,617 in fiscal 2003, a decrease of $372,944, or 50.4%. As noted above, Smart Online's 2003 sales and marketing efforts were significantly reduced resulting in a significant reduction in the signing of new integration partners with the number of new integration customers decreasing from 7 in 2002 to 3 in 2002.  Additionally, Smart Online’s integration contracts with related parties resulted in related party integration revenue of $342,857 in 2003 compared to $128,571 in 2002.

Syndication fees decreased from $202,368 in fiscal 2002 to $115,544 in fiscal 2003, a decrease of $86,824, or 42.9%. This decrease in syndication fees is primarily attributable to the expiration of a large syndication contract that accounted for approximately $108,000 of syndication revenue in 2002 and $0 in 2003. The impact of the contract termination was offset in part by the signing of a new syndication partner in April 2002. 2003 syndication fees from this new partner were approximately $21,000 higher than in 2002 as the 2003 period covered a full year whereas the 2002 revenues related to only the last nine months of 2002.

2003 and 2002 OEM and ”other revenues” were comparable with web services revenues decreasing by $33,850 as  Smart Online focused on its syndication and integration lines of business.

As noted above, integration revenues from related parties accounted for $128,571 and $342,857 of related party revenues during 2002 and 2003, respectively.  In addition, as discussed in Note 12 of Notes to Financial Statements, during 2003 Smart Online performed $150,000 of consulting services to an entity owned by an officer of Smart Online and by the officer's brother, who is also an employee of Smart Online.

Cost of Revenues

	For the years ended December 31:
	2004	2003	2002
Cost of Revenues	$211,616	$187,064	$267,058

Fiscal 2004 vs. 2003

Cost of revenues is comprised primarily of salaries and wages associated with maintaining and supporting integration and syndication partners. Cost of revenues increased 13.1% from $187,064 in 2003 to $211,616 in 2004 primarily as a result of the increased number of integration and syndication partners. Cost of revenues are expected to continue to grow in the future commensurate with growth in integration and syndication partners and as users are added following the 2005 release of OneBiz ConductorSM.

Fiscal 2003 vs. 2002

Cost of revenues decreased by approximately $80,000 in 2003 as compared to 2002.  The 2002 period included approximately $37,000 of third-party website hosting fees while the 2003 period only included approximately $1,000 as a result of Smart Online bringing the website hosting function in-house.  The remainder of the decrease was primarily attributable to a decrease in employee costs.

Cost of revenues is comprised primarily of salaries and related employee expenses associated with employees who provide maintenance and support services.  Additionally, during 2002 and a portion of 2003 cost of revenues included third-party website hosting fees.  The 2002 period included approximately $37,000 of third party website hosting fees as compared to approximately $1,000 in the 2003 period as Smart Online brought website hosting in-house.  Excluding website hosting fees, cost of revenues represented 17% and 15% of revenues in 2002 and 2003, respectively.

Operating Expenses

	For the years ended December 31:
	2004	2003	2002
Operating Expenses
General and administrative	$2,432,928	$1,941,920	$1,392,658
Sales and marketing	596,989	321,049	300,653
Development	563,372	676,472	431,041
Total Operating Expenses	$3,593,289	$2,939,441	$2,124,352

Fiscal 2004 vs. 2003

General and Administrative - General and administrative expenses increased by approximately $491,000 from $1.9 million in 2003 to $2.4 million in 2004.  The 2004 period included $350,000 of expense associated with the conversion of certain warrants to common stock during September 2004. Additionally, the 2004 period included $66,287 of stock based compensation expense as compared to $733,500 of stock based compensation expense included in the 2003 period related to stock options issued to the CEO of Smart Online and warrants issued to a financial advisor.  Legal and professional fees, including those associated with conducting financial statements audits for 2002 and 2003 and one-time expenses associated with preparing to become a public company, totaled $770,000 in 2004 as compared to $355,000 in 2003. The 2003 legal and professional fees were primarily related to litigation and settlements obtained regarding outstanding liabilities.

Smart Online anticipates hiring additional staff during 2005. Management anticipates that the incremental cost of these additions will be offset by a reduction in legal and professional fees for non-recurring expenses incurred in 2004, but that the costs of compliance with the Sarbanes-Oxley Act and other public company-related expenses will increase general and administrative expenses during 2005.

Sales and Marketing - Sales and marketing increased from $321,049 in 2003 to $596,989 in 2004, an increase of approximately $276,000.  The 2004 increase was primarily attributable to barter advertising expense that commenced in 2004 and the hiring of additional sales staff. The 2004 period included approximately $206,000 of barter advertising expense as compared to $0 for the 2003 period.

As our revenues increase, we plan to continue to invest heavily in marketing and sales by increasing the number of direct sales personnel and increase penetration within our existing customer base, expanding our domestic and international selling and marketing activities, building brand awareness and participating in additional marketing programs. We expect that in the future, marketing and sales expenses will increase in absolute dollars and will be a significant cost.

Development - Development expense decreased from $676,472 in 2003 to $563,372 in 2004.   The 2003 period included approximately $268,000 of stock based compensation expense related to stock options issued to an officer as compared to approximately $41,000 included in the 2004 year.  Excluding the 2003 stock based compensation expense, development expense increased by approximately $114,000 as Smart Online added additional programming, database management, quality assurance, and project management resources to support the on-going development of the OneBiz ConductorSM product.

Smart Online expects development expenses to increase during 2005 as a result of anticipated hiring of additional development, database management, and project management resources.

Fiscal 2003 vs. 2002

General and Administrative - General and administrative expenses increased by $549,261 from $1,392,658 in 2002 to $1,941,920 in 2003.  The 2003 period included approximately $733,500 of stock based compensation expense related to stock options issued to the CEO of Smart Online and warrants issued to a financial advisor.  This increase was offset in part by a $50,000 decrease in salaries and wages which in part reflected the departure of the company’s full-time chief financial officer and approximately $183,000 of lower book depreciation expense as assets became fully depreciated.  Additionally, these decreases were offset by an increase of approximately $36,000 in accounting and professional fees which included payments to a contractor that replaced the chief financial officer.

Sales and Marketing -  Sales and marketing increased from $300,653 in 2002 to $321,049 in 2003 primarily as a result of increased use of consultants.  The 2003 period included $78,333 of consulting expense, including $27,083 paid to a consulting firm owned by one Smart Online’s officers to provide strategic international sales and marketing, as compared to $0 for 2002.  This increase in consulting expense was offset in part by a $22,238 reduction in marketing expense and a $38,299 reduction in compensation cost primarily attributable to a reduction in sales and marketing wages.

Development - Development expense increased from $431,041 in 2002 to $676,472 in 2003.   The 2003 period included approximately $267,500 of stock based compensation expense related to stock options issued to an office.  The 2002 period included approximately $17,000 of contract development expenses for which there was no comparable 2003 expense.  Additionally, 2003 development salaries and wages were $27,498 lower than 2002 due to the elimination of one position.  These decreases were offset in part by $15,000 of consulting expense incurred during 2003.

Other Income (Expense)

	For the years ended December 31:
	2004	2003	2002
Other Income & Expenses
Interest expense, net	$(119,389)	$(186,248)	$(89,912)
Gain from debt forgiveness	249,395	492,757	338,866
Loss on disposal of assets	-	-	(54,595)
Total Other Income & Expenses	$130,006	$306,509	$194,359

Fiscal 2004 vs. 2003

Smart Online incurred net interest expense of $119,389 and $186,248 during 2004 and 2003, respectively. The 2004 and 2003 interest expense amounts each included $75,000 of interest related to the issuance of 150,000 shares of common stock to a relative of one of Smart Online’s officers in consideration for extending the term of a loan and loaning additional funds to the corporation as describe in Note 7 to the accompanying audited financial statements. The remainder of the 2004 and 2003 interest expense is primarily attributable to interest due on deferred compensation owed to officers of Smart Online and interest related to unpaid payroll tax obligations. Both the deferred compensation and income tax obligations were relieved during the first quarter of 2005, therefore, management expects that interest expense will be significantly lower in 2005.

During 2004 and 2003, Smart Online realized gains totaling $249,395 and $492,757, respectively, from negotiated and contractual releases of outstanding liabilities. The gains from debt forgiveness resulted from unrelated third parties, primarily trade creditors who had performed services for Smart Online, agreeing to accept as payment in full a lesser amount than the stated liability in consideration for timely payment of the negotiated settlement.  With the exception of a negotiated settlement with the Internal Revenue Service that resulted in a gain of approximately $547,000 in the first quarter of 2005 (see Note 15 to the accompanying audited financial statements), Smart Online does not expect gains from debt forgiveness to be material in future periods.

Fiscal 2003 vs. 2002

During 2003 and 2002 Smart Online realized gains totaling $492,757 and $338,866, respectively, resulting from negotiated and contractual releases of outstanding liabilities. The gains from debt forgiveness resulted from unrelated third parties, primarily trade creditors who had performed services for Smart Online, agreeing to accept as payment in full a lesser amount than the stated liability in consideration for timely payment of the negotiated settlement.  Additionally, during 2002 Smart Online realized a loss of $54,595 in connection with disposing of assets principally related to Smart Online moving to new office space.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for fiscal 2004, 2003, and 2002 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. Smart Online has approximately $29,000,000 in net operating loss carryforwards, which may utilized to offset future taxable income.

Liquidity and Capital Resources

At December 31, 2004, our principal sources of liquidity were cash and cash equivalents totaling $173,339, marketable securities totaling $395,000, and accounts receivable of $30,904. We do not have a bank line of credit.

At December 31, 2004, we had approximately a $1.3 million deficit in working capital, which is not sufficient to fund our operations for the next year, unless we substantially increase our revenue, limit expenses or raise substantial additional capital.

Smart Online leases its facility under a renewable, operating lease agreement, which current term expires in October 2005.  As of December 31, 2004, future minimum operating lease payments total $102,040 all of which is payable in 2005.

Our primary source of liquidity during 2004 was from sales of our securities. During the 2004, Smart Online generated net cash from financing activities, including the sales of common stock, of approximately $4.2 million. During the same period Smart Online consumed approximately $3.7 million of cash in operations, including payment of $1,126,485 paid related to outstanding payroll tax liabilities.

Going Concern. Our auditors have issued an explanatory paragraph in its report in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should Smart Online be unable to continue as a going concern. Smart Online’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meets its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations and positive cash flows. As is discussed below, management has plans, which it believes will enable Smart Online to raise capital and generate greater cash flows from operations. However, there can be no assurance that these efforts will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Recent Developments. As of March 31, 2005, Smart Online raised an additional $2,735,000 of proceeds, net of stock issuance costs of $290,000, through the sale of additional shares of Common Stock and a warrant to purchase 50,000 shares of Common Stock. Approximately, $1.1 million of the proceeds were used in the first quarter of 2005 to pay-off the deferred compensation to our officers and related accrued interest amounts. Additionally, during February 2005, Smart Online reached a settlement with the Internal Revenue Service, paid $26,100, surrendered all credits and refunds for 2005 or earlier tax periods, and agreed to remain in compliance with all federal tax obligations for a term of five years to resolve all outstanding federal tax issues (see Note 15 to the audited financial statements). In April 2004, Smart Online settled for $50,000  claims made by U.S. News & World Reports.

As a result of the 2005 cash infusion from stock sales, payment of the deferred compensation and accrued interest, settlement of the Internal Revenue Service matter, and based upon current cash-on-hand and contracts signed to date, management of Smart Online believes the Company has sufficient working capital to fund operations through August 2005. Management is actively evaluating additional financing options through existing and new shareholders for 2005, signing additional syndication partners, signing additional integration partners, and continuing to grow its base of subscription customers.

Future Capital Raising and Acquisitions. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.  If we cannot raise the capital we need, we may be forced to liquidate our business and investors could lose their entire investment.

Anticipated Increases in Expenses to Fund Growth In Revenue. With the release of our , OneBiz ConductorSM next generation platform and the expenses associated with becoming a public company, we believe our capital requirements in 2005 and beyond will be greater than in past years. As such, our historical cash flows may not be indicative of future cash flows. The following is a discussion of factors that we consider important to our future capital requirements and which will affect the amount of additional capital we need to raise.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, and the market acceptance of our services

Primary drivers for future operating cash flows include the commercial success of our existing services and products and the timing and success of any new services and products. Smart Online will continue to seek additional integration and syndication customers who typically pay an upfront fee and to increase revenues generated from small business end users.

Integration, Syndication and Other Contracts. Upfront payments totaling approximately $330,000, primarily related to new integration and syndication contracts, positively impacted operating cash flows for the year-ended December 31, 2004.  We are devoting greater efforts to enter into syndication and integration agreements as we release our Next Generation Platform, OneBiz ConductorSM. Smart Online is in discussions with several potential integration, syndications, and technology platform licensing partners that, if successful, could result in positive cash flow from operations, including greater upfront payments, although there can be no assurance tat our efforts will result in signed new contracts.

Receivables. If we are successful in signing new contracts, we anticipate our receivables and collections from integration, syndication, and end-user licensing opportunities to increase significantly starting during the first quarter of 2006. Smart Online’s receivables are primarily from major companies or banking institutes, and not end users. Management has evaluated the need for an allowance for doubtful accounts and determined that no provision for uncollectible accounts is required as of December 31, 2004, 2003 and 2002.

Media and Barter Transactions.  Smart Online expects to create arrangements in the future with media companies who offer the ability to reach small business customers and will assist in off-setting Smart Online’s outlay of cash for more costly print and online advertising and marketing. While we intend to derive a majority of our syndication revenue from traditional non-barter transactions, we will evaluate barter transactions on a case-by-case basis when we believe such transactions make economic or strategic sense to the Company.

End User Customer Revenue. We currently allow many users of our web-based products to access our products without charge. Our primary marketing strategy to date has been price-based promotions, which gains us users, but limits our revenue. For example, CD-ROM products are provided to OEMs for a nominal charge. In addition, Smart Online has permitted many customers to use its web-based products for free, either by offering free initial service or by allowing users that fail to pay our monthly subscription fees to continue to access our web-based products. We plan to continue to offer free or discounted pricing on our products until we introduce the second version of our Next Generation Platform, OneBiz ConductorSM, which is expected to occur at the end of the third quarter of 2005.  We will seek to grow our monthly subscription volume substantially over the next 24 months, following the release of OneBiz ConductorSM. We expect monthly subscription fees will typically be $29.95 to $49.95, although to date we have given free access to our web services to most users. A la carte pricing, which allows customers to purchase one-time use of a specific software or content service, ranges from $10 to $300, which includes third-party charges when applicable, such as state and federal fees associated with incorporating a business or additional fees associated with having a press release written and revised. However, here can be no assurance that we will be successful in attracting new customers or that customers will pay for our products after we introduce our Second Generation Platform.

Marketing and Sales Expense Increases. At the end of the third quarter of 2005, we plan to invest heavily in marketing and sales by increasing the number of direct sales personnel and increase penetration within our existing customer base, expanding our domestic and international selling and marketing activities, building brand awareness and participating in additional marketing programs. This increase is being timed to coincide with the planned release of the second version of our Next Generation Platform, OneBiz ConductorSM.

Gains From Debt Foregiveness. During 2004, 2003, and 2002 Smart Online realized gains totaling $249,395, $492,757, and $338,866, respectively, resulting from negotiated and contractual releases of outstanding liabilities. The gains from debt foregiveness resulted from unrelated third parties, primarily trade creditors who had performed services for Smart Online, agreeing to accept as payment in full a lesser amount than the stated liability in consideration for timely payment of the negotiated settlement.  Had Smart Online been unable to reach agreement with these creditors, Smart Online’s liabilities and future cash flow requirements would have been higher by the amount of the debt foregiven.

Public Company Expenses. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and the NASD. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. Our ability to fully comply with these new laws and regulations is also uncertain. Our failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition. . We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. We estimate this will add approximately $500,000 to our expenses during our first year as a public company.

Legal Claims. Smart Online is subject to other claims and suits that arise from time to time in the ordinary course of business. While management currently believes that resolving these matters, individually or in aggregate, will not have a material adverse impact on Smart Online’s financial position or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on Smart Online’s financial position and the results of operations for the period in which the effect becomes reasonably estimable. See “Item 3. Legal Proceedings” for a description of current litigation.

Risk Factors

An investment in Smart Online involves significant risks.  You should read the risks described below very carefully before deciding whether to invest in Smart Online.  The following is a description of what we consider our key challenges and risks.

We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty and these risks may change over time. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, readers should pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this document and our other filings with the Securities and Exchange Commission.

We have organized these factors into the following categories below:

•	Our Financial Condition

•	Our Products and Operations

•	Our Market, Customers and Partners

•	Our Officers, Directors, Employees and Shareholders

•	Regulatory Matters that Affect Our Business

•	Matters Related to The Market for Our Securities

Risks Associated With Our Financial Condition

(1)  We Have Had Recurring Losses From Operations Since Inception, Have Deficiencies in Working Capital and Equity Capital.  If We Do Not Rectify These Deficiencies, We May Have to Cease Operations and Liquidate Our Business.  Because We Have Only Nominal Tangible Assets, You May Lose Your Entire Investment.

We have lost an aggregate of $36.7 million since inception on August 10, 1993. During the year ended December 31, 2004, we suffered a net loss of approximately $2.7 million. At December 31, 2004, we had a $1.3 million deficit in working capital.  Consequently, our working capital is not sufficient to fund our operations for the next year, unless we substantially increase our revenue, limit expenses or raise substantial additional capital.  At December 31, 2004, our cash and cash equivalents were only $173,000.  We had $173,000 of marketable securities, for total lquid assets of $395,000 and we had only nominal tangible assets.  If we do not rectify these deficiencies, we may have to cease operations and liquidate our business.  Because we have only nominal tangible assets, you may lose your entire investment.

(2)  Our Independent Auditor Has Indicated That it has Substantial Doubts That Smart Online Can Continue as a Going Concern. Our Independent Auditors’ Opinion May Negatively Affect Our Ability to Raise Additional Funds, Among Other Things. If We Fail to Raise Sufficient Capital, We Will Not Be Able to Implement Our Business Plan, We May Have To Liquidate Our Business and You May Lose Your Investment.

BDO Seidman, LLP, our independent auditors, has expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. You should consider our auditor’s comments when determining, if an investment in Smart Online is suitable.

(3)  We Will Require Additional Financing To Fund Our Operations Or Growth. If Financing Is Not Available, We May Have To Liquidate Our Business and You May Lose Your Investment.

In the future, we will be required to seek additional financing to fund our operations or growth. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets may require us to seek additional funding sooner than we expect. We cannot assure you that such funding will be available.  If sufficient capital is not raised, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited.  If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment.

(4)  If We Are Able To Raise Capital, But Are Not Able To Obtain Terms That are Favorable To Us, Existing Shareholders and New Investors May Suffer Dilution Of Their Ownership Interests in Our Company Or Otherwise Lose Value In Our Securities.

If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights preferences and privileges senior to those of our current stockholders and new investors in this offering, which could substantially decrease the value of our securities owned by them.

Risks Associated With Our Products And Operations

(5) Many of our Current Users Do Not Pay For Our Products.  If We Are Not Successful in Substantially Increasing Paying Customers, Our Business Will Fail.

We currently allow many users of our web-based products to access our products without charge. Our primary marketing strategy to date has been price-based promotions, which gains us users, but limits our revenue. For example, CD-ROM products are provided to OEMs for a nominal charge. In addition, Smart Online has permitted many customers to use its web-based products for free, either by offering free initial service or by allowing users that fail to pay our monthly subscription fees to continue to access our web-based products.

Our strategy in the past has been to trade revenue opportunities for the opportunity to learn from our small business customers what features are most important for their businesses, while at the same time building a leads database consisting of users of our web-based products and persons to whom CD-ROM products have been distributed.

We plan to continue to offer free or discounted pricing on our products until we commercially release the second version of our Next Generation Platform, OneBiz ConductorSM, which is expected to occur before the end of the third quarter of 2005.  There can be no assurance customers will pay for our products after we release our Second Generation Platform.  If we are not successful in substantially increasing our paying customers, our business will fail and you may lose your entire investment.

(6) We Will Rely Heavily On Successful Development and Market Acceptance of Our Next Generation Platform, OneBiz ConductorSM

Since 2000, we have generated substantially all of our revenues from our current Internet-based services, content and software applications. Internet-based products are growing in sophistication and customer expectations are rising as new products are introduced. In March 2005 we released the first version of OneBiz ConductorSM, our Next Generation Product, but we do not expect to see substantial revenue increases until after we release the third installment of One Biz ConductorTM, which is scheduled to occur at the end of 2005. Our future financial performance and revenue growth will depend upon the successful development, introduction, and customer acceptance of OneBiz ConductorSM. We plan to introduce OneBiz ConductorSM  directly to our existing customer base through our online business solution site at www.SmartOnline.com.  If OneBiz ConductorSM has been accepted and modified based on customer feedback on www.SmartOnline.com, it will then be integrated into our private label syndication partners sites so Smart Online can leverage both channels to generate revenue while minimizing our direct marketing expenses.

(7) We May Not Successfully Develop or Introduce the Next Two Installments of Our Next Generation Product, OneBiz ConductorSM, and Other New Products or Enhancements to Existing Products, Which Could Harm Our Business.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of our next generation product, OneBiz ConductorSM. Thereafter other new products and enhanced versions of our web-native business applications will be critically important to our business. Our business could be harmed if we fail to deliver enhancements that customers desire to our current and future solutions. From time to time, we have experienced delays in the planned release dates of our software (including One Biz ConductorSM) and upgrades, and we have discovered software defects in new releases both before and after their introduction. New product versions or upgrades may not be released according to schedule, or may contain certain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our services and products, or customer claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing services and products on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs.  There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new services or products in the marketplace.

(8) We Have Experienced Delays in Developing Our Next Generation Platform, OneBiz ConductorSM.   Existing Factors May Result in Further Delays Which Could Harm Our Business.

We had planned to release the first version of our Next Generation Platform during the fourth quarter of 2004.  Testing by some customers of the first version began at the end of 2004, but commercial release was delayed until March 2005.  In addition to the factors that may delay or prevent completion of any new product development project, some existing factors may further delay or prevent development of our next generation product, OneBiz ConductorSM. These factors include the following. OneBiz ConductorSM requires both enhancing our existing technology platform and adding many new software applications. Integrating so many new applications at the same time is difficult. Another factor that might delay or prevent development of OneBiz ConductorSM is that we have to hire, train and manage new development personnel to complete internal development on time. In addition, for many of the most important new applications of OneBiz ConductorSM, such as sales automation, we intend to rely on third party sources, whether through licensing, joint development or purchase. The willingness of third parties to enter into agreements with us and the ability of third parties to perform agreements are totally outside our control.  Development of OneBiz ConductorSM is progressing according to schedule as described under “Business-Next Generation Product Development-OneBiz ConductorSM”.  Our business could be harmed if we fail to deliver the improved performance that customers want with respect to our current and future offerings. There can be no assurance that our next generation platform will achieve widespread market penetration or that we will derive significant revenues from sales of OneBiz ConductorSM.

(9) Our Products Might Not Keep Pace with Technological Change, Which Could Harm Our Business.

We must continually modify and enhance our services and products to keep pace with changes in hardware and software platforms, database technology, and electronic commerce technical standards. As a result, uncertainties related to the timing and nature of new product announcements or introductions, or modifications by vendors of operating systems, back-office applications, and browsers and other Internet-related applications, could harm our business.

(10) Our Business Is Difficult To Evaluate Because Our Business Models and Operating Plans Have Changed As A Result of Forces Beyond Our Control.  Consequently, We Have Not Yet Demonstrated That We Have a Successful Business Model or Operating Plan.

We incorporated in 1993 with a CD-ROM based business model. In 1999, we commercially introduced our Internet based Software-as-Service (SaS) business model, when it became clear that the developing Internet world offered a better delivery platform. We began to enter into syndication partnering arrangements during year 2000 primarily as a result of the need to leverage the marketing and sales resources of others. Our business models and operating plans have evolved as a result of changes in our market, the expectations of customers and the behavior of competitors. Today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet based SaS business model and syndication partnering arrangements, but these business models may again become ineffective due to forces beyond our control that we do not currently anticipate. Consequently, we have not yet demonstrated that we have a successful business model or operating plan.  Our evolving business model makes our business operations and prospects difficult to evaluate. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in this stage of business operations, particularly companies, such as ours, that are in emerging and rapidly evolving markets.

(11) It Is Important For Us To Continue To Manage Changing Business Conditions.  Failure To Do So Could Harm Our Business.

Our future operating results will depend, in part, on our ability to manage changing business conditions, including such conditions as the general economic slowdown, reduced investment in information technology by customers and prospective customers, and reduced business travel and entertainment budgets. If we are unable to manage changing business conditions effectively, our business, financial condition, and results of operations could be materially and adversely affected. Failure to manage our operations with reduced staffing levels may strain our management, financial, and other resources, and could have a material adverse effect on our business, financial condition, and results of operations.

(12) The Success of Our Business Depends on The Continued Growth and Acceptance of the Internet as a Business Tool.  If These Positive Trends Do Not Continue To Develop, Our Business Could Be Harmed.

Expansion in the sales of our service depends on the continued growth and acceptance of the Internet as a communications and commerce platform for enterprises. The Internet could lose its viability as a business tool due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality-of-service. The performance of the Internet and its acceptance as a business tool has been harmed by “viruses,” “worms” and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our service would be significantly reduced, which would harm our business.

(13) We Sell Third-Party Software and Web Services That May be Difficult to Replace.  If We Are Not Able to Replace Third Party Software And Web Services, Our Business May Be Harmed.

We rely on software licensed from third parties to offer some of our services and software offerings, including merchant services, incorporation services, on-line direct mail services and loan referrals. During 2004, approximately 6% of our revenue was derived from such third party software and services. During 2003 approximately 16% of our revenue was derived from such sources. During 2002 approximately 17% of our revenue was derived from such third party software and services. These software and services may not continue to be available on commercially reasonable terms, if at all. We plan to increase our reliance on third party software when we introduce OneBiz ConductorSM by licensing sales automation software from third parties. The loss or inability to maintain any of these arrangements could result in delays in the sale of our services or software offerings until equivalent technology or services are either developed by us, or, if available, are identified, licensed, and integrated. Any such delay could harm our business.

(14) If We Acquire Companies, Products, or Technologies, We May Face Risks Associated with Those Acquisitions. These Risks Include, But Are Not Limited to, Difficulty of Integrating, Dilution of Stockholder Value and Disruption of Our Business, Which Could Adversely Affect Our Operating Results.

In the future, we plan to acquire products or technologies. We may not realize the anticipated benefits of our future acquisitions or investments to the extent that we anticipate, or at all.  We have had discussions with several companies, but have not yet entered into any purchase agreements.  We may have to issue debt or issue equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders and investors in this offering.  If any acquisition or investment is not perceived as improving our earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results. Any completed acquisitions would also require significant integration efforts, diverting our attention from our business operations and strategy. We have made limited acquisitions to date, and therefore our ability as an organization to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets;

•	potential write-offs of acquired assets;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs; and

•	delays in customer purchases due to uncertainty.

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders and investors in this offering may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

(15) We Rely on Third-Party Hardware and Software That May Be Difficult To Replace or Which Could Cause Errors or Failures of Our Service.  Such Events May Harm Our Business.

We rely on hardware purchased or leased and software licensed from third parties in order to offer our service. We use commercially available hardware and software from vendors like Oracle, Sun Microsystems, IBM, Microsoft, Verisign, Dell, Apple, HP, Cisco, Nokia, Adobe, Macromedia, Checkpoint, Symantec, Appligent and Quest.  We have purchased or licensed all the equipment and software and we have not leased or borrowed to acquire any of them.  These software and hardware systems will need periodic upgrades in the future as part of normal operation of business, which will be an added expense.

We also use certain software from leading opensource communities like Sun Microsystems, Apache Group, GNU, Suse (Novell) that are free and available in the public domain.  The OneBiz ConductorSM  product will use additional public domain software, if needed for successful implementation and deployment.  Using such software does not guarantee us support and upgrades of the software, and therefore could cause disruption in our service, if certain critical defects are discovered in the software at a future date.

The hardware and software we use may not continue to be available on commercially reasonable terms, or at all, or upgrades may not be available when we need them. We are not currently aware of any problems, but any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in, or unavailability of, third-party hardware or software could result in errors or a failure of our service, which could harm our business.

(16) Interruption Of Our Operations Could Significantly Harm Our Business.

Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in such equipment, our offices, and our hosting facilities against damage from fire, power loss, telecommunications failures, unauthorized intrusion, and other events. We backup software and related data files regularly and store the backup files at an off-site location. However, there can be no assurance that our disaster preparedness will eliminate the risk of extended interruption of our operations. In connection with our subscription services, we may engage third-party hosting facility providers to provide the hosting facilities and certain related infrastructure for such services. We also retain third-party telecommunications providers to provide Internet and direct telecommunications connections for our services. These providers may fail to perform their obligations adequately. Any damage or failure that interrupts our operations or destroys some or all of our data or the data of our customers, whether due to natural disaster or otherwise, could expose us to litigation, loss of customers, or other harm to our business.

(17) Defects in Our Service Could Diminish Demand for Our Service and Subject Us to Substantial Liability, Damage Our Reputation, Or Otherwise Harm Our Business.

Because our service is complex, it may have errors or defects that users identify after they begin using it, which could harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. Since our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

(18) Security and Other Concerns may Discourage Use of Our Internet Based Software-as-Service (SaS) Model, Which Could Harm Our Business.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. If customers determine that our services offerings do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use or if, for any other reason, customers fail to accept our products for use, our business will be harmed. As part of our operations, we receive credit card, employee, purchasing, supplier, and other financial and accounting data, through the Internet or extranets. Although we have security systems in place, there can be no assurance that this information will not be subject to computer break-ins, theft, and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, or other harm to our business. In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any general concern regarding security in the marketplace could deter customers or prospects from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results, and financial condition.

Risks Associated With Our Market Customers and Partners

(19) If Our On-Demand Application Service is Not Widely Accepted, Our Operating Results Will Be Harmed.

Historically, we have derived a small percentage of our revenue from subscriptions to our on-demand application service, but our business plan requires us to substantially increase this source of revenue in the future. As a result, widespread acceptance of our service is critical to our future success. Factors that may affect market acceptance of our service include:

potential reluctance by businesses to migrate to an on-demand application service;

•	the price and performance of our service;

•	the level of customization we can offer;

•	the availability, performance and price of competing products and services; and

•	potential reluctance by businesses to trust third parties to store and manage their internal data.

Many of these factors are beyond our control. The inability of our service to achieve widespread market acceptance would harm our business.

(20) The Market for Our Technology Delivery Model and On-Demand Application Services Is Immature And Volatile, and if It Does Not Develop or Develops More Slowly Than We Expect, Our Business Will Be Harmed.

The market for on-demand application services is new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of businesses to increase their use of on-demand application services. Many businesses have invested substantial personnel and financial resources to integrate traditional business software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand application services. Furthermore, some businesses may be reluctant or unwilling to use on-demand application services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If businesses do not perceive the benefits of on-demand application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect our operating results. In addition, because this is an unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

(21) We Do Not Have an Adequate History With Our Subscription Model To Predict the Rate of Customer Subscription Renewals and the Impact These Renewals Will Have on Our Revenue or Operating Results.

Our small business customers do not sign long-term contracts. Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period and in fact, customers have often elected not to do so. In addition, our customers may renew for a lower priced edition of our service or for fewer users. Many of our customers utilize our services without charge.  We have limited historical data with respect to rates of customer subscription renewals for paying customers, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including when we begin charging for our services, their dissatisfaction with our service and their ability to continue their operations and spending levels. If our customers do not renew their subscriptions for our service, our revenue may decline and our business will suffer.

(22) We Depend on Small Businesses for Our Revenue. Small Businesses are Often Financially Unstable, Have High Rates of Attrition and can be Expensive Customers to Which to Market Products.

Substantially all our revenue is from small business customers with fifty or fewer employees, whether directly or indirectly from our partners who do business with small businesses. Although this is a large market, it can be very expensive to penetrate this market. Each customer results in only a small amount of revenue. In addition, small businesses are often financially unstable, which can cause them to go out of business. Our small business customers, typically have short initial subscription periods and, based on our experience to date, have had a high rate of attrition and non-renewal. If we cannot replace our small business customers that do not renew their subscriptions for our service with new paying customers quickly enough, our revenue could decline. This adversely affects our ability to develop long-term customer relationships. We must continually attract new customers to maintain the same level of revenue.

(23) If We Fail to Develop Our Brand Cost-Effectively, Our Business May Suffer.

We believe that developing and maintaining awareness of the Smart Online brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. In the past, our efforts to build our brand have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

(24) We Depend on Corporate Partners to Market Our Products Through Their Web Sites and OEM or Integration Relationships Under Relatively Short Term Agreements. Termination of These Agreements Could Cause A Substantial Decline in Our Revenue and a Substantial Increase in Customer Acquisition Costs.

Approximately 93% of total revenue during year 2004 and approximately 83% of total revenue during year 2003 was derived from syndication, integration and OEM agreements with large companies whereby our content, software applications and technology platform are integrated into the web sites of our syndication partners and the software and services of our integration partners is sold on our website, and our CD-Rom products are bundled with the products of others through our OEM relationships. Under these agreements we both derive revenue and we utilize the resources of our partners to reduce our customer acquisition costs. As of March 15, 2005, we have six syndication agreements, where we currently or will have our content and software on the website of large corporate partners. We currently have eleven  integration partnership agreements where we integrate the content or services of our partners into our technology platform. We currently have eleven OEM relationship through our distributor, PC Treasures. Not all these agreements generate revenue for us at this time.  These agreements typically have terms of from one to five years. In the event these agreements were to terminate or not be renewed, or their terms substantially renegotiated, we expect that our revenues would decline and our customer acquisition costs would increase.   Although our partners are important to our business on a collective basis, no single partner is material to our business.  The syndication, integration, and OEM agreement revenue described above includes revenue from an integration agreement between Smart Online and Smart IL, a related party owned by a shareholder of Smart Online. Smart IL accounted for approximately 27.2% of our total revenue in 2003 and approximately 32.9% of total revenue during 2004. We do not expect to receive revenue from Smart IL after 2004.  Our dealings with Smart IL are described under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Revenue From Related Parties.”

(25) It is Important for Us to Continue to Develop and Maintain Strategic Relationships.  Failure to Do So Could Harm Our Business.

We depend on syndication and integration partners, OEM relationships and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, and other marketing efforts. Approximately 81% of our total revenue during 2002 and approximately 83% of our total revenue during 2003 and approximately 93% of our total revenue during 2004 was derived through such relationships. If we were unable to maintain our existing strategic relationships or enter into additional strategic relationships, we would have to devote substantially more resources to the distribution, sales, and marketing of our products and services. Our success depends in part on the ultimate success of our syndication and integration partners, OEM relationships and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. One of our syndication partnership agreements with Gruner + Jahr USA Publishing, pursuant to which we syndicate our platform and applications to the website www.Inc.com and www.FastCompany.com, contains a prohibition against our syndicating our platform and applications to two competitors of Gruner + Jahr.  All of our integration partnership agreements limit our ability to integrate products or services onto our website that compete with the products or services being provided through our website by our integration partners.

(26) Our Lengthy Sales Cycle with Syndication, Integration Partners and OEM Relationships Could Adversely Affect Our Financial Results.

Our syndication and integration partners and OEM relationships typically commit significant resources to an evaluation of available solutions and require us to expend substantial time, effort, and money educating them about the value of our services and software. Our sales cycle, which is the time between initial contact with a potential partner and ultimately signing a contract, is often lengthy and unpredictable. As a result, we have limited ability to forecast the timing and size of new specific partnering and OEM relationships. In addition, revenue may not begin to flow from such contracts until long after they are signed due to delays in implementing the contracts or the failure of our partners to devote the resources required to promote our products to small businesses. Any delay in signing or implementing syndication, integration and OEM contracts or other strategic agreements could cause our operating results to vary significantly.

(27) We Face Significant Competition, Which Could Adversely Affect Our Business.

The market for our solutions is intensely competitive and rapidly changing. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors. We also, at times have to overcome customer reluctance to move away from existing paper-based systems. We have two primary categories of competitors:  companies that offer a broad range of software applications for small businesses and companies that offer one or two applications that compete with our broad range of applications.  Our principal direct competition primarily comes from large companies, such as Microsoft, Oracle, Intuit, SAP and Yahoo!, who provide multiple software products used by many small businesses. In addition, we face competition from other competitors who sell single applications. Salesforce.com is an example of one of the many companies that fall within this second category of competitors.  Many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger total number of customers for their products and services than we do. Some of our competitors sell many products to our current and potential customers, as well as to systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we may. In addition, we anticipate new competitors will enter the market in the future. Increased competition may result in price reductions, reduced gross margins, and change in market share and could have a material adverse effect on our business, financial condition, and results of operations.

(28) We Depend on Nonrecurring Revenue, Which May Cause Our Revenue to Fluctuate Substantially From One Quarter to Another or to Decline Permanently as Market Conditions Change.

We depend on nonrecurring revenue. Nonrecurring revenue is primarily derived from integration fees and other up-front payments received upon signing syndication and integration agreements with corporate partners for which we charge a one-time fee. This revenue is recognized on a monthly basis over the initial term of the integration and syndication contracts and may fluctuate substantially from one quarter to another.  All of our integration revenues were from nonrecurring sources during the years ended December 31, 2003 and December 31, 2004. Approximately, 68% of our syndication revenues for 2004 and 48.1% of our syndication revenues for 2003 were from nonrecurring sources.  In addition, such revenue may substantially decrease on a permanent basis due to market conditions over which we have little or no control, including competitors introducing new products to the market or reducing the price of competing products.

(29) We Depend on Web Services Revenues; Our Future Growth is Substantially Dependent on Customer Demand for Our Subscription Services Delivery Models.  Failure to Increase This Revenue Could Harm Our Business.

Revenues from small businesses for our Web Services, which include subscriptions, revenue share, e-commerce fees, hosting fees, loan origination fees and marketing fees, represented approximately 6.2% of our total revenue for 2004 and approximately 16.5% of total revenue for fiscal 2003. We anticipate that Web Services revenues will continue to represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced services delivery models. As such, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from the delivery strategies that other software vendors and we have traditionally employed. To maintain positive margins for our small business services, our revenues will need to continue to grow more rapidly than the cost of such revenues. There can be no assurance that we will be able to maintain positive gross margins in our subscription services delivery models in future periods. If our subscription services business does not grow sufficiently, we could fail to meet expectations for our results of operations, which could harm our business.

Any delays in implementation may prevent us from recognizing subscription revenue for periods of time; even when we have already incurred costs relating to the implementation of our subscription services. Additionally, customers can cancel our subscription services contracts at any time and, as a result, we may recognize substantially less revenue than we expect. If large numbers of customers cancel or otherwise seeks to terminate subscription agreements quicker than we expect, our operating results could be substantially harmed. To become successful, we must cause subscribers who do not pay fees to begin paying fees and increase the length of time subscribers pay subscription fees.

(30) There are Risks Associated with International Operations, Which We Expect Will Become a Bigger Part of Our Business in the Future.

We currently do not generate substantial revenue from international operations, but we plan to conduct greater international operations in the future. Our international operations will be subject to risks associated with operating abroad. We expect international operations will become an important component of our business. These international operations are subject to a number of difficulties and special costs, including:

•	costs of customizing products for foreign countries;

•	laws and business practices favoring local competitors;

•	uncertain regulation of electronic commerce;

•	compliance with multiple, conflicting, and changing governmental laws and regulations;

•	longer sales cycles; greater difficulty in collecting accounts receivable;

•	import and export restrictions and tariffs;

•	potentially weaker protection for our intellectual property than in the United States, and practical difficulties in enforcing such rights abroad;

•	difficulties staffing and managing foreign operations;

•	multiple conflicting tax laws and regulations; and

•	political and economic instability.

Our international operations will also face foreign currency-related risks. To date, most of our revenues have been denominated in United States Dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations.

We must also customize our services and products for international markets. This process is much more complex than merely translating languages. For example, our ability to expand into international markets will depend on our ability to develop and support services and products that incorporate the tax laws, accounting practices, and currencies of applicable countries. Since a large part of our value proposition to customers is that our products have been developed with the peculiar needs of small businesses in mind, any variation in business practice from one country to another may substantially decrease the value of our products in that country, unless we identify the important differences and customize our product to address the differences.

Our international operations also increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our services and products or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business in international markets.

We intend to continue to expand our international sales and marketing activities and enter into relationships with additional international distribution partners. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract and retain distribution partners that will be able to market our products effectively.

(31) Substantial Amounts of Our Revenue Is Derived From Transactions with Related Parties, Which Means That Our Revenue May Not Reflect the True Commercial Viability of Our Business and That Our Revenue May Decline If We Cannot Replace this Revenue With Revenue From Unrelated Third Parties.

During 2004, approximately $330,000 of our total revenue, constituting approximately 32.9% of total 2004 revenue, was derived from related party transactions. During 2003, approximately  $513,057 of our total revenue, constituting approximately 40.7% of 2003 total revenue, was derived from transactions with parties in which our officers, directors and stockholders have a direct or indirect interest. For year 2002, related party transactions provided approximately  $140,149 of our revenue, constituting approximately 10.1% of 2002 total revenue.  These transactions are described in “Note 12 of Notes to Financial Statements.”

Because our officers, directors and stockholders derive a benefit from promoting the success of our business, these transactions may have been entered into by these related parties to promote our business.  Consequently, revenue derived from these transactions may not be as indicative of the true commercial viability of our business as revenue derived from transactions with unrelated parties.

Our officers, directors and stockholders have limited resources and will not be able to enter into the same dollar volumes of transactions in the future as in the past.  Having high amounts of revenue from related party transactions, therefore, means our revenue will decrease, if we are not able to replace this revenue with revenue from transactions with unrelated parties. Specifically, one related party, Smart IL, which accounted for approximately 32.9% of our total revenue during 2004 and approximately 27.2% of our total revenue during 2003, is not expected to contribute to our revenue in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenue from Related Parties,” for a description of our dealings with Smart IL.

Risks Associated With Our Officers, Directors, Employees and Stockholders

(32) Any Failure to Adequately Expand Our Direct Sales Force Will Impede Our Growth, Which Could Harm Our Business.

We expect to be substantially dependent on our direct sales force to obtain new customers. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our services will suffer.

(33) Because Competition for Our Target Employees Is Intense, We May Not Be Able to Attract and Retain the Highly Skilled Employees We Need to Support Our Planned Growth, Which Could Harm Our Business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock after this offering may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, proposed changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the size or type of stock options awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

(34) Our Growth Could Strain Our Personnel and Infrastructure Resources, and if We Are Unable to Implement Appropriate Controls and Procedures To Manage Our Growth, We May Not Be Able to Successfully Implement Our Business Plan.

We plan to have a period of rapid growth in our headcount and operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate that further growth will be required to address increases in our customer base, as well as our expansion into new geographic areas.

Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

(35) Our Executive Management Team is Critical to the Execution of Our Business Plan and the Loss of Their Services Could Severely Impact Negatively on Our Business.

Our success depends significantly on the continued services of our management personnel, including, Michael Nouri, who is our chairman of the board, president and chief executive officer, and Henry Nouri, our chief technical officer. Losing any one of our officers could seriously harm our business. Competition for executives is intense. If we had to replace any of our officers, we would not be able to replace the significant amount of knowledge that they have about our operations. We do not maintain key man insurance policies on anyone.

(36) Officers, Directors and Principal Stockholders Control Us. This Might Lead Them to Make Decisions that do not Benefit the Stockholder Interests.

At March 15, 2005, our officers and directors beneficially owned approximately 4,783,995 (approximately 34%) of our outstanding stock, which includes approximately 730,000 shares which can be acquired upon exercise of options within sixty (60) days after March 15, 2005. These shares included approximately 3,892,658 shares beneficially owned by Michael Nouri and Henry Nouri, who are brothers and Ronna Loprete, who is Michael Nouri’s wife.  In addition, 95,000 shares are subject to issuance upon exercise of options owned by the officers and directors, which options cannot be exercised within sixty days after March 15, 2005, and therefore are not counted as being beneficially owned at that date. As a result, these persons, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of the common stock.

(37) Sales by Officers and Directors Could Adversely Affect of Our Stock Price.

Sales of significant amounts of shares held by our directors and executive officers after their contractual lock-up provisions expire, or the prospect of these sales, could adversely affect our common stock price, both because significant sales could depress prices, and because sales by management could provide a negative signal to the market about our prospects.

(38) All of the Shares of Common Stock Owned by Our Officers, Directors and Consultants Will be Registered Later in a Registration on Form S-8 and May be Resold by Them, Which May Have a Negative Impact on Their Interest in Smart Online’s Future.

We intend to register all of the shares of our outstanding common stock, including all of the shares held by our officers, directors and consultants. This will allow our officers, directors and consultants to more easily sell all of their Smart Online stock after their contractual lock-up restrictions expire, which may have a negative impact on their interest in the future success of Smart Online.  Shares owned by officers and directors are deemed to be “control” securities and, until Smart Online meets certain criteria, resales by officers and directors pursuant to a Form S-8 registration statement are subject to the volume limitations of Rule 144(e), which means that an officer or director would be entitled to sell within any three-month period a number of shares that does not exceed (i) 1% of the number of shares of common stock then outstanding, or (ii) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale.

Regulatory Risks

(39) Our Revenue Recognition Policy May Change And Affect Our Earnings, Which Could Adversely Affect Our Stock Price.

We believe our current revenue recognition policies and practices are consistent with applicable accounting standards. However, revenue recognition rules for software and service companies are complex and require significant interpretations by management. Changes in circumstances, interpretations, or accounting guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See “Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” regarding our current revenue recognition policies.

(40) Compliance With New Regulations Governing Public Company Corporate Governance and Reporting is Uncertain and Expensive. Our Difficulties in Complying with Public Company Reporting Obligations Are Greater, Because We Do Not Have a Chief Financial Officer.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and the NASD. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. Our ability to fully comply with these new laws and regulations is also uncertain. Our failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition. Our current chief financial officer does not have public company experience. Consequently, we will have greater difficulty complying with public company reporting requirements than most public companies. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules.  We estimate this will add approximately $500,000 to our expenses during our first year as a public company, but there can be no assurance that costs will not be higher.

(41) Our Reported Financial Results May Be Adversely Affected By Changes in Accounting Principles Generally Accepted in the United States, Which Could Adversely Affect the Price of Our Stock.

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we currently are not required to record stock-based compensation charges, if the employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. However, some companies have recently elected to change their accounting policies and have begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, FASB has announced its support for recording expense for the fair value of stock options granted. If we were required to change our accounting policy in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148. Accounting for Stock-Based Compensation—Transition and Disclosure, and retroactively restate prior periods as if we had adopted these standards for all periods presented, then our cost of revenues and operating expenses would have increased by approximately $2,142 for the year ended December 31, 2002, $426,234 for the year ended December 31, 2003, and $294,301 for the year ended December 31, 2004.

(42) Privacy Concerns are Increasing, Which Could Result in Regulatory Changes that may Harm Our Business.

Personal privacy has become a significant issue in the United States and many other countries in which we operate or plan to operate. The United States and various other countries have recommended limitations on, or taken actions to limit, the use of personal information by those collecting such information. For example, in 1999, Congress enacted the Gramm-Leach-Bliley Act, which contains provisions protecting the privacy of consumer non-public personal information collected by financial institutions. Any new or existing privacy laws, if applicable to our business, could impose additional costs and could limit our use and disclosure of such information. If such privacy laws were deemed to apply to us, we may be required to change our activities and revise or eliminate our services, which could significantly harm our business.

(43) Evolving Regulation of the Internet May Harm Our Business.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our services and restricting our ability to store, process and share data with our customers. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

(44) Our Ability to Protect Our Intellectual Property is Limited and Our Products may be Subject to Infringement Claims by Third Parties.

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information.

We do not own any issued patents or have any patent applications pending.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem.

In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence.  Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, we do not have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property. There can be no assurance that our means of protecting these proprietary rights will be adequate, or that our competitors will not independently develop similar technology.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan. In addition, our agreements often require us to indemnify our syndication partners for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from offering our service to others.   No third party has asserted any intellectual claims against us.

(45) Anti-Takeover Effects of Charter Documents and Delaware Law Could Discourage or Prevent a Change in Control, Even If a Change of Control Would Be Beneficial to Shareholders and Investors.

Provisions in our certificate of incorporation and bylaws, as amended and restated, as well as provisions of Delaware law may have the effect of delaying or preventing a change of control or changes in our management even if a change of control would be beneficial to our shareholders and investors. These provisions include the following:

•
Our board of directors is divided into three classes whenever the number of Directors is six or more, in which case, approximately one-third of our board of directors will be elected each year.  This delays the ability of shareholders, including any acquiror, to change our board of directors.

•
Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

•	Cumulative voting in the election of directors is not authorized by our certificate of incorporation. This limits the ability of minority stockholders to elect director candidates.

•
Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. This requirement may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company.

•
Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock, unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us even if a change of control would be beneficial to stockholders and investors. For a description of our capital stock, see “Description of Capital Stock.”

Risks Associated With The Market For Our Securities

(46) A Market Maker Has Received Approval to Quote Our Stock for Trading on the Over-the-Counter Electronic Bulletin, but We Have Only One Market Maker and There Is No Assurance Volume Trading Will Develop. Therefore You may be Unable to Sell Your Shares. Even if We Qualify to Have Our Stock Quoted for Trading, Trading Volume May Not Develop and You May be Unable to Sell Your Shares.

A market maker has received approval to quote our common stock for trading on the Over-the-Counter Electronic Bulletin Board (“OTCBB” or “Bulletin Board”), but trading has not started. Only one market maker has been approved to quote our stock. There is no assurance that volume trading will develop. Other public markets, such as NASDAQ or a national securities exchange, have qualitative and quantitative listing criteria that we do not currently meet.  These criteria include operating results, net assets, corporate governance, minimum trading price and minimums for public float, which is the amount of stock not held by affiliates of the issuer.

To be eligible to have our securities quoted on OTCBB, we must file reports with the Securities and Exchange Commission pursuant to Section 13 or Section 15(d) of the Securities Act of 1933 and we must remain current in our periodical reporting obligations. A broker/dealer must also file a Form 211 with the National Association of Securities Dealers (“NASD”) to allow our common stock to be quoted on the OTCBB. For more information on the OTCBB see its web site at www.otcbb.com.

There can be no assurance our market maker will continue to quote our stock. If for any reason, our securities are not eligible for continued quotation on the Bulletin Board or a public trading market does not develop, purchasers of the shares may have difficulty selling their securities should they desire to do so. If we are unable to satisfy the requirements for quotation on the Bulletin Board, any trading in our common stock would be conducted in the over-the-counter market in what are commonly referred to as the “pink sheets.”  The “pink sheets” are operated by a private company and are not affiliated with the NASD.  However, a broker-dealer must file a Form 211 and undergo NASD review before it can quote securities on the “pink sheets.”  Companies quoted on the “pink sheets” need not file periodic reports with the Securities and Exchange Commission. Trading volume for securities traded only on the “pink sheets” is generally lower than for securities traded on OTCBB.  If our securities quoted for trading only on the “pink sheets,” an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered hereby.

The above-described rules may materially adversely affect the liquidity of the market for our securities. There has been no public market for our common stock. There can be no assurance that an active trading market will ever develop or, if it develops, will be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our securities, and you will be unable to sell your shares. If so, your investment will be a complete loss.

(47) If Securities Analysts Do Not Publish Research or Reports About Our Business or If They Downgrade Our Stock, the Price of Our Stock Could Decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If we do not succeed in attracting analysts to report about our company, most investors will not know about our company even if we are successful in implementing our business plan. We do not control these analysts. There are many large, well established publicly traded companies active in our industry and market, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Lower trading volume may also mean that you could not resell your shares.

(48) Our Quarterly Revenues and Operating Results may Fluctuate in Future Periods and We may Fail to Meet Expectations of Investors and Public Market Analysts, Which Could Cause the Price of Our Common Stock to Decline.

Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	the evolving demand for our services and software;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of new product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of execution of large contracts;

•	changes in the mix of our services and software offerings;

•	the mix of sales channels through which our services and software are sold;

•	costs of developing new products and enhancements; and

•	global economic and political conditions.

In addition, due to a slowdown in the general economy and general uncertainty of the current geopolitical environment, a existing and potential customer may reassess or reduce their planned technology and Internet-related investments and defer purchasing decisions. Further delays or reductions in business spending for technology could have a material adverse effect on our revenues and operating results.

(49) Our Stock Price is Likely to be Highly Volatile and May Decline.

If it becomes publicly traded, the trading price of our common stock is expected to fluctuate widely as a result of a number of factors, many of which are outside our control, such as:

•	variations in our actual and anticipated operating results;

•	changes in our earnings estimates by analysts;

•	the volatility inherent in stock prices within the emerging sector within which we conduct business;

•	and the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants.

In addition, Over-the-Counter Bulletin Board, administered by the NASD, on which we intend to have our stock quoted has experienced extreme price and volume fluctuations that have affected the trading prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad trading fluctuations could adversely affect the trading price of our common stock.

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. If such a suit is brought against us, we may determine, like many defendants in such lawsuits, that it is in our best interests to settle such a lawsuit even if we believe that the plaintiffs’ claims have no merit, to avoid the cost and distraction of continued litigation. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this type of lawsuit could harm our results.

(50) Shares Eligible for Public Sale After this Offering Could Adversely Affect Our Stock Price.

At March 15, 2005, 12,181,832 shares of our common stock were issued and outstanding and 2,015,010 shares may be issued pursuant to the exercise of warrants and options that are exercisable within 60 days of March 15, 2005. Of these shares, the 1,925,265 shares registered in this offering will be freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act. The remaining shares will be “restricted securities,” subject to the volume limitations and other conditions of Rule 144 under the Securities Act.

We cannot predict if future sales of our common stock, or the availability of our common stock held for sale, will materially and adversely affect the market price for our common stock or our ability to raise capital by offering equity securities. Our stock price may decline, if the resale of shares under Rule 144, in addition to the resale of registered shares, at certain time in the future, exceeds the market demand for our stock.

Unless a trading market for our shares develops, you will not be able to resell your stock, and, market makers may influence the stock price. Market conditions and market makers may cause your investment in our common stock to significantly diminish and may become very illiquid.

(51) Our Securities May Be Subject to "Penny Stock" Rules, Which Could Adversely Affect Our Stock Price and Make It More Difficult for You to Resell Our Stock.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that reports with respect to transactions in such securities are provided by the exchange or quotation system pursuant to an effective transaction reporting plan approved by the Commission.)

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	Contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	Contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements;

•	Contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;

•	Contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks;

•	Contains such other information and is in such form (including language, type, size, and format) as the Commission shall require; and

•	by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:

•	with bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	Monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

Special Note Regarding Forward-Looking Statements

This document contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. You can identify these statements by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. Examples of sections containing forward-looking statements include “Item 1. Business” and “Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.” These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in other filings we may make from time to time with the United States Securities and Exchange Commission. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign currency exchange risk

During 2004, 2003, and 2002, all of our contracts and transactions were U.S. dollar denominated. As a result our results of operations and cash flows are not subject to fluctuations due to changes in foreign currency exchange rates.

Interest rate sensitivity

We had unrestricted cash and cash equivalents totaling $173,339, $101,486, and $26,940 at December 31, 2004, 2003, and 2002, respectively. These amounts were invested primarily in demand deposit accounts and money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 8. Financial Data and Supplementary Data.

SMART ONLINE, INC.
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smart Online, Inc.
Durham, North Carolina

We have audited the accompanying balance sheets of Smart Online, Inc. as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Online, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and at December 31, 2004 had deficiencies in working capital and equity that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

High Point, North Carolina
February 28, 2005

SMART ONLINE, INC.
BALANCE SHEETS

Assets	DECEMBER 31, 2004	DECEMBER 31, 2003
CURRENT ASSETS:
Cash and cash equivalents	$173,339	$101,486
Marketable securities	395,000	-
Accounts receivable, net	30,904	82,576
Receivable from related party	-	38,682
Other accounts receivable	43,455	-
Prepaid expenses	24,850	-
Total current assets	667,548	222,744
PROPERTY AND EQUIPMENT, net	75,636	48,947
INTANGIBLE ASSETS, net	16,623	20,987
OTHER ASSETS	13,894	13,394
TOTAL ASSETS	$773,701	$306,072
CURRENT LIABILITIES:
Accounts payable	$186,382	$507,656
Accrued payroll	110,079	63,133
Notes payable to affiliates	-	350,000
Accrued payroll taxes, penalties and interest	574,827	1,622,812
Accrued interest payable	-	40,082
Loan from stockholder	-	86,480
Deferred revenue	721,689	947,640
Accrued rent payable	-	-
Total current liabilities	1,592,977	3,617,803
LONG-TERM LIABILITIES:

Legal settlement obligation	-	181,563
Deferred compensation, notes payable and interest	1,091,814	1,011,648
Total long-term liabilities	1,091,814	1,193,211
Total liabilities	2,684,791	4,811,014

COMMITMENTS AND CONTINGENCIES
Redeemable Convertible Preferred stock - Series A, $.001 par value, 5,000,000 shares authorized, shares issued and outstanding 2004 — 0 and 2003 — 1,361,614	-	17,509,214

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 45,000,000 shares authorized, shares issued and outstanding: 2004 — 11,631,832 and, 2003 — 7,261,964	11,632	7,262

Additional paid-in capital	34,809,832	8,607,712
Accumulated deficit	(36,732,554)	(30,629,130)
Total stockholders' deficit	(1,911,090)	(22,014,156)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$773,701	$306,072

See notes to financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS
	Year Ended DECEMBER 31, 2004	Year Ended DECEMBER 31, 2003	Year Ended DECEMBER 31, 2002
REVENUES:
Integration fees	$374,055	$367,617	$740,561
Syndication fees	176,471	115,544	202,368
OEM revenue	55,936	48,620	43,608
Web services	62,365	207,570	241,420
Other revenues	4,093	8,815	23,539
Related party revenues	330,050	513,057	140,149
Total revenues	1,002,970	1,261,223	1,391,645

COST OF REVENUES	211,616	187,064	267,058

GROSS PROFIT	791,354	1,074,159	1,124,587

OPERATING EXPENSES:
General and administrative	2,432,928	1,941,920	1,392,658
Sales and marketing	596,989	321,049	300,653
Development	563,372	676,472	431,041

Total operating expenses	3,593,289	2,939,441	2,124,352

LOSS FROM OPERATIONS	(2,801,935)	(1,865,282)	(999,765)

OTHER INCOME (EXPENSE):
Interest expense	(119,389)	(186,248)	(89,912)
Gain on debt forgiveness	249,395	492,757	338,866
Loss on disposal of asset	-	-	(54,595)

Total other income (expense)	130,006	306,509	194,359
NET LOSS	(2,671,929)	(1,558,773)	(805,406)
Preferred stock dividends and accretion of discount on preferred stock	(2,215,625)	(2,321,744)	(961,200)
Deemed dividends related to beneficial conversion features of redeemable convertible preferred stock	-	(495,319)	-
Accretive dividend issued in connection with registration rights agreement	(206,085)	-	-
Converted preferred stock inducement cost	(3,225,410)	-	-
Net loss attributed to common stockholders	$(8,319,049)	$(4,375,836)	$(1,766,606)
NET LOSS PER SHARE:
Net loss attributed to common stockholders - Basic and Diluted	$(0.82)	$(0.60)	$(0.25)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic and Diluted	10,197,334	7,254,978	7,181,759

See notes to financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
	Year Ended DECEMBER 31, 2004	Year Ended DECEMBER 31, 2003	Year Ended DECEMBER 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,671,929)	$(1,558,773)	$(805,406)
Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:
Depreciation	51,531	59,852	242,877
Loss on disposal of property and equipment	8,855	-	54,595
Common shares or options issued in lieu of compensation	168,530	1,010,109	50,159
Common shares issued for extension of loan	75,000	75,000	-
Common shares issued in exchange for warrants	350,000	-	-
Gain on return of common shares	-	-	(105,000)
Changes in assets and liabilities:
Accounts receivable	51,672	24	275,876
Related party receivable	38,682	(38,682)	-
Other accounts receivable	(43,455)	-	-
Prepaid expenses	(24,850)	-	-
Other assets	(500)	1,447	(9,265)
Legal settlement obligation	(181,563)	(100,937)	-
Deferred revenue	(225,951)	(267,326)	589,492
Cash overdraft	-	-	(152,405)
Accounts payable	(321,274)	(513,533)	(989,277)
Accrued payroll	46,946	(27,155)	14,627
Accrued payroll taxes payable	(961,196)	289,103	477,567
Accrued interest payable	(126,871)	97,201	70,442
Accrued rent payable	-	(50,000)	(73,759)
Deferred compensation payable	80,166	335,223	360,375
Net cash (used in) provided by operating
Activities	(3,686,207)	(688,447)	898
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(82,710)	(1,588)	(66,755)
Purchase of marketable securities	(395,000)	-	-
Net cash used in investing activities	(477,710)	(1,588)	(66,755)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	-	190,000	270,000
Repayments on notes payable	(350,000)	(10,000)	(225,000)
(Repayments) borrowings from stockholder	(86,480)	39,686	27,653
Issuance of common stock	4,672,250	544,895	20,144
Net cash provided by financing activities	4,235,770	764,581	92,797
NET INCREASE IN CASH AND CASH EQUIVALENTS	71,853	74,546	26,940
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,486	26,940	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$173,339	$101,486	$26,940
Supplemental disclosures:
Cash payment during the year for interest:	$47,447	$89,047	$19,469
Non-cash financing activities:
Non-cash accretion of preferred
stock redemption value	$2,215,625	$2,321,744	$961,200
Conversion of preferred stock
into common stock	$19,724,839	$-	$-
Conversion of preferred stock
inducement cost	$3,225,410	$-	$-

See notes to financial statements.

SMART ONLINE, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND  2002
	Common Stock $.001 Par	Additional Paid- In Capital	Accumulated Deficit	Total
BALANCE, JANUARY 1, 2002	$7,287	$10,295,323	$(27,769,632)	$(17,467,022)
Issuance of restricted stock	100	70,205	-	70,305
Recission of shares in connection with
legal settlement	(350)	(104,650)	-	(105,000)
Accretion of redeemable preferred	-	(961,200)	-	(961,200)
Net loss	-	-	(805,406)	(805,406)
BALANCE, DECEMBER 31, 2002	7,037	9,299,678	(28,575,038)	(19,268,323)
Issuance of restricted stock	75	49,500	-	49,575
Interest expense associated with notes
Payable	150	74,850	-	75,000
Accretion of redeemable preferred	-	(2,321,744)	-	(2,321,744)
Issuance of stock option to consultant	-	9,109	-	9,109
Issuance of warrant to financial advisor	-	466,000	-	466,000
Issuance of stock options to officers	-	535,000	-	535,000

Deemed dividend related to beneficial conversion features of redeemable convertible preferred stock	-	495,319	(495,319)	-
Net loss	-	-	(1,558,773)	(1,558,773)
BALANCE, DECEMBER 31, 2003	7,262	8,607,712	(30,629,130)	(22,014,156)
Conversion of preferred stock into
common stock	2,949	19,721,890	-	19,724,839
Conversion of preferred stock
inducement cost	-	3,225,410	(3,225,410)	-
Interest expense associated with notes
payable	-	75,000	-	75,000
Accretion of redeemable preferred	-	(2,215,625)	-	(2,215,625)
Issuance of common stock, net of issuance costs of $183,350	1,289	4,762,355	-	4,763,644
Issuance of common stock rescinded	(29)	(99,973)	-	(100,002)
Issuance of stock options to officers	-	161,000	-	161,000
Issuance of stock options to members of advisory board	-	6,034	-	6,034
Issuance of common stock to former holders of preferred stock pursuant to registration rights agreement	58	206,027	(206,085)	-
Conversion of Bank One warrant into common stock	100	349,900	-	350,000
Issuance of stock option to consultant	-	1,495	-	1,495
Exercise of warrants	3	8,607	-	8,610
Net loss			(2,671,929)	(2,671,929)
BALANCE, DECEMBER 31, 2004	$11,632	$34,809,832	$(36,732,554)	$(1,911,090)

See notes to financial statements.

SMART ONLINE, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002.

1.    NATURE OF BUSINESS AND GOING CONCERN

Smart Online, Inc. (the "Company" or "Smart Online") was incorporated in the State of Delaware in 1993. Smart Online develops and markets Internet-delivered Software-as-Service (SaS) software applications and data resources to start, run, protect and grow small businesses (one to fifty employees). Smart Online's subscribers access Smart Online's products through the portal at www.SmartOnline.com directly and through the web sites of private label syndication partners that include major companies and financial institutions.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2004, 2003 and 2002, Smart Online incurred net losses as well as negative cash flows and, at December 31, 2004, has deficiencies in working capital and equity. These factors indicate that Smart Online may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should Smart Online be unable to continue as a going concern. Smart Online's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meets its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations and positive cash flows. Smart Online's future plans include the development introduction and maintenance of Smart Online's next generation product, OneBiz Conductor, and the introduction of additional new products and enhancing its webnative business applications.  Additionally, Smart Online is in discussions with several potential integration, syndications, and technology platform licensing partners that, if successful, could result in positive cash flow from operations. However, there can be no assurance that these efforts will be successful.

Smart Online continues to incur development expenses to enhance and expand its product by focusing on establishing its Internet-delivered Software-as-Services (SaS) software applications and data resources. All allocable expenses to establish the technical feasibility of the software have been recorded as research expense. The ability of Smart Online to successfully develop and market its next generation of products is dependent upon certain factors, including the success of Smart Online’s existing services and products, the timing and success of any new services and products, the progress of research and development efforts, results of operations, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets may require Smart Online to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by Smart Online or that the Company’s operations will become profitable.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition- We recognize revenue in accordance with accounting standards for software and service companies including United States Securities Exchange Commission (“SEC”), Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”), the Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and related interpretations including American Institute of Certified Public Accountants (“AICPA”) Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies, which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.  EITF 00-21 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria:  (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, deliver or performance of the undelivered item is considered probable and substantially in control of the vendor.  Smart Online’s syndication and integration agreements typically include multiple deliverables including the grant of a non-exclusive license to distribute, use and access the Smart Online platform, fees for the integration of content into the Smart Online platform, maintenance and hosting fees, documentation and training, and technical support and customer support fees.  Smart Online cannot establish fair value of the individual revenue deliverables based on objective and reliable evidence because the company does not have a long, consistent history of standard syndication and integration contractual arrangements, there have only been a few contracts that have continued past the initial contractual term, the company does not have any contracts in which these elements have been sold as stand-alone items, and there is no third-party evidence of fair value for products or services that are interchangeable and comparable to Smart Online’s products and services.  As such, Smart Online can not allocate revenue to the individual deliverables and must record all revenues received as a single unit of accounting as further described below.  Additionally, Smart Online has evaluated the timing and substantive nature of the performance obligations associated with the multiple deliverables noted above, including the determination that the remaining obligations are essential to the on-going  usability and functionality of the delivered products, and determined that revenue should be recognized over the life of the contracts due to such factors as the length of time over which the remaining obligations will be performed, the complex nature of integrating and maintaining customer content with Smart Online’s platform which services are unavailable from other vendors, and the timing of payment of a portion of the contract price such as monthly hosting payments.

Syndication fees consist primarily of fees charged to syndication partners to create and maintain a customized private-label site and ongoing support, maintenance and customer service.  The syndication agreements typically include an advance fee and monthly hosting fees.  We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line.  In general, we collect our billings in advance of the service period.  The hosting fees are typically billed on a monthly basis.  Our contract and support contracts are noncancelable, though they typically provide for early termination upon a material breach by either party that is not cured in a timely manner.  We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations.   Should the contract terminate earlier than its term then we recognize the remaining deferred revenue upon termination.  At present, Smart Online has insufficient historical data to determine if the relationship with its existing customers will extend beyond the initial term with the customer continuing to benefit from the advance fee.  If Smart Online determines that existing and/or future contracts are expected to extend beyond the initial term whereby the customer continuing to benefit from the advance fee, Smart Online will extend the revenue recognition period accordingly to include the extended term. Based on that experience, it is possible that, in the future, the estimates of customer lives may change and, in such event, the period over which such syndication revenues are amortized will be adjusted.  Any such change in specified contract lives will affect our future results of operations.  Additionally, the syndication contracts typically include revenue sharing arrangements whereby syndication partners typically charge their customers a monthly fee to access the private-label site.  In most cases, the syndication agreement provide for Smart Online to receive a percentage of these fees.  Fees derived from such revenue sharing arrangements are recorded when earned.  To date such revenue sharing fees have been negligible.

Integration fees consist primarily of fees charged to integration partners fees charged to partners to integrate their products into the Smart Online syndication platform. Integrating third-party content and products has been a key component of Smart Online’s strategy to continuously expand and enhance its platform offered to syndication partners and its own customers base.  We generally invoice our customers in advance of the service period in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line.  We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations.   At present, Smart Online has insufficient historical data to determine if the relationship with its existing customers will extend beyond the initial term with the customer continuing to benefit from the advance fee.  If Smart Online determines that existing and/or future contracts are expected to extend beyond the initial term whereby the customer continuing to benefit from the advance fee, Smart Online will extend the revenue recognition period accordingly to include the extended term.  Our contract and support contracts are noncancelable, though they provide for early termination upon a material breach by either party that is not cured in a timely manner. Should the contract terminate earlier than its term then we recognize the remaining deferred revenue upon termination.  Based on that experience, it is possible that, in the future, the estimates of customer lives may change and, in such event, the period over which such syndication revenues are amortized will be adjusted.  Any such change in specified contract lives will affect our future results of operations. Additionally, integration agreements typically include an upfront fee and a revenue sharing component.  Fees derived from such revenue sharing arrangements are recorded when earned.  To date such revenue sharing fees have been negligible.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of the fee from integration is received upfront. Our contract and support contracts are noncancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. Online marketing, which consists of marketing services provided to our integration and syndication partners have in the past generated additional revenue. In addition, certain users have requested that Smart Online implement online marketing initiatives for them, such as promoting their products through Google or Overture services. Online marketing has not been a material source of past income. We intend to see an increase in the level of online marketing services in the future.

Web Services revenues are comprised of e-commerce sales directly to end-users, hosting and maintenance fees, e-commerce website design fees and online loan origination fees. E-commerce sales are made either on a subscription or a la carte basis. Subscription, which is access to most Smart Online offering is payable in advance on a monthly basis and is targeted at small companies or divisions of large companies. We will see to grow our its monthly subscription volume dramatically over the next 24 months as new versions of Smart Online’s platforms (OneBiz ConductorSM) are released.

Additionally, Smart Online receives a portion of third-party sales of products and services through revenue sharing arrangements, which involves a split of realized revenues. Hosting and maintenance fees are charged for supporting and maintaining the private-label portal and providing customer and technical support directly to our syndication partner’s users and are recognized on a monthly basis. E-commerce website design fees which are charged for building and maintaining corporate websites or to add the capability for e-commerce transactions, are recognized over the life of the project. We have discontinued our third-party arrangement for online web design. We expect to resume this service after a new partner is under contract. Online loan origination fees are charged to provide users online financing option by which Smart Online receives payments for loan or credit provided. We intend to become more aggressive about promoting this line item in the future.

Subscription revenue is recognized ratably over the subscription period (usually one year). Third-party premium products are shared with integration partners.

OEM revenues are recorded based on the greater of actual sales or contractual minimum guaranteed royalty payments. Smart Online records the minimum guaranteed royalties monthly and receives payment of the royalties on a quarterly basis, thirty days in arrears. To the extent actual royalties exceed the minimum guaranteed royalties, the excess is recorded in the quarter Smart Online receives notification of such additional royalties.

Consulting revenues which are immaterial and only relate to 2003, are recognized over the term of the consulting engagement as services are performed, typically one to three months. Advance payments for consulting services, if billed and paid prior to completion to the project, are recorded as deferred revenue when received.  If the fees are not fixed or determinable, revenue is recognized as payments are received from the customer.

Barter Transactions - Barter revenue relates to syndication and integration services provided by Smart Online to business customers in exchange for advertising in the customers’ trade magazines and on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged. Smart Online applies APB 29, Accounting for Non-Monetary Transactions, the provisions of EITF 93-11, “Accounting for Barter Transactions Involving Barter Credits” and EITF 99-13 “Accounting for Advertising Barter Transactions” and, accordingly, recognizes barter revenues only to the extent that Smart Online has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction.    To date the amount of barter revenue to be recognized has been more objectively

determinable based on integration and syndication services provided.   For revenue from integration and syndication services provided for cash to be considered similar to the integration and syndication services provided in barter transactions, the services rendered must have been in the same media and similar term as the barter transaction.  Further, the quantity or volume of integration or syndication revenue received in a qualifying past cash transaction can only evidence the fair value of an equivalent quantity or volume of integration or syndication revenue received in subsequent barter transactions.  In other words, a past cash transaction can only support the recognition of revenue on integration and syndication contracts transactions up to the dollar amount of the cash transactions.  When the cash transaction has been used to support an equivalent quantity and dollar amount of barter revenue, that transaction cannot serve as evidence of fair value for any other barter transaction.  Once the value of the barter revenue has been determined, Smart Online follows the same revenue recognition principals as it applies to cash transactions with unearned revenues being deferred as described more fully above.  At the time the barter revenue is recorded, an offsetting pre-paid barter advertising asset is recorded on Smart Online’s balance sheet.  This pre-paid barter advertising asset is amortized to expense as advertising services are received such as when an advertisement runs in a magazine.  Where more than one deliverable exists, such as when the barter partner is to provide advertising in four issues of a magazine, the expense is recognized pro-rata as the advertising deliverable is provided.  Barter revenues totaled approximately $113,000 in 2004. Smart Online did not have any barter transactions for the years ended December 31, 2003 and 2002.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Marketable Securities - Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at December 31, 2004, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. There were no unrealized gains or losses at December 31, 2004.  Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Software Development Costs - Smart Online has not capitalized any direct or allocated overhead associated with the development of software products prior to general release. SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

Impairment of Long Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Property and Equipment -Property and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method as follows:

Office equipment	5 years
Furniture and fixtures	7 years

Intangible Assets - Intangible assets consists primarily of trademarks and are being amortized over their estimated useful lives.

Fair Values - The fair values of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate the carrying values due to the short period of time to maturity.

Accretion of Redemption Value of Redeemable Preferred Stock - The Company accreted the redemption value of redeemable preferred stock ratably over the minimum period such stock was outstanding.  In addition, accrued but unpaid dividends were recorded to increase the carrying value of the redeemable preferred stock to the redemption value at maturity.

Advertising Costs - Smart Online expenses all advertising costs as they are incurred. The amount charged to expense for 2004, 2003, and 2002 was $170,774, $3,167 and $9,766, respectively. The 2004 period included $205,833 of barter advertising expenses and a credit of $58,400 related to prior advertising activities. Smart Online did not have any barter transactions for the years ended December 31, 2003 and 2002.

Net Loss per Share — Basic loss per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of redeemable preferred stock, stock options and warrants that are computed using the treasury stock method. The Company excluded shares issueable upon the exercise of redeemable preferred stock, stock options and warrants from the calculation of common equivalent shares as the impact was anti-dilutive.

Stock-Based Compensation - Smart Online accounts for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Stock Options are generally granted at prices equal to the fair value of Smart Online’s common stock on the grant dates (see Note 9). Accordingly, Smart Online did not record any compensation expense in the accompanying financial statements for its stock-based compensation plans. Had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” Smart Online’s net loss attributed to common stockholders and net loss attributed to common stockholders per share for the years ended December 31, 2004, 2003 and 2002 would have been changed to the pro forma amounts indicated below:

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Net loss attributed to
common stockholders:
As reported	$(8,319,049)	$(4,375,836)	$(1,766,606)
Add: Compensation cost
recorded at intrinsic
value	161,000	535,000	—
Less: Compensation cost using
the fair value method	(455,301)	(961,234)	(2,142)
Pro forma	$(8,613,350)	$(4,802,010)	$(1,768,748)

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002

Reported net loss attributed to
common stockholders:
Basic and diluted	$(0.82)	$(0.60)	$(0.25)

Pro forma net loss per share:
Basic and diluted	$(0.84)	$(0.66)	$(0.25)

The fair value of option grants under Smart Online’s plan and other stock option issuance during the years ended December 31, 2004, 2003 and 2002 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions were used:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Dividend yield	0. 00%	0. 00%	0.00%
Expected volatility	0.00%	0.00%	0.00%
Risk free interest rate	4.23%	4.01%	4.61%
Expected lives (years)	8.9	5.0	5.0

Management Estimates - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expense for the period then ended. Certain estimates made by Smart Online pertain to allowance for doubtful accounts, returns, and litigation reserves. Actual results could differ from those estimates.

As noted above we recognize revenues from syndication, integration and web business services each month over the specified lives of the contracts, typically the contract term. Should the contract terminate earlier than specified, then we recognize the remaining deferred revenue upon termination. During 2004, 2003, 2002, Smart Online recognized revenues from early termination of contracts in the amount of $3,158, $76,389, $133,979, respectively.

Reclassifications - Certain 2003 and 2002 balances have been reclassified to conform with their 2004 presentation. These reclassifications did not result in a change to total assets, total liabilities, equity or net loss as previously reported.

New Accounting Standards — In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation establishes new guidelines for consolidating entities in which a parent company may not have majority voting control, but bears residual economic risks or is entitled to receive a majority of the entity’s residual returns, or both. As a result, certain subsidiaries that were previously not consolidated under the provisions of Accounting Research Bulletin No. 51 may now require consolidation with the parent company. This interpretation applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management reviewed this interpretation and determined that it did not have any variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.Provisions of this statement did not have a material effect on our business, results of operations, financial position, or liquidity.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R), a revision of SFAS 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for the beginning of the first interim or annual period beginning after June 15, 2005. Therefore the Company plans to adopt SFAS 123(R) on July 1, 2005. The Company is currently evaluating the two fair value pricing methods permitted by SFAS 123(R) and has not selected a final fair value pricing model nor determined the impact such model will have on the Company’s financial statements.

3.             RECEIVABLES

Smart Online evaluates the need an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on certain percentages of its receivables over 90 days old, which are determined based on historical experience and management’s assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of December 31, 2004 or 2003.

4.             MARKETABLE SECURITIES

At December 31, 2004, marketable securities consisted of the following:

	Amortized Cost	Fair Value
Municipal bonds - redeemed February 2005	$395,000	$395,000

5.             PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2004	December 31, 2003
Office equipment	$16,187	$10,026
Furniture and fixtures	7,125	7,125
Computer software	393,629	391,063
Computer equipment	663,723	682,999
Automobiles	29,504	—
	1,110,168	1,091,213
Less accumulated depreciation	(1,034,532)	(1,042,266)
Property and equipment, net	$75,636	$48,947

Depreciation expense for the periods ended December 31, 2004, 2003, and 2002 was $47,167, $59,852, and $242,877, respectively.

6.             DEFERRED COMPENSATION

Certain officers of Smart Online deferred a portion of their compensation, including commissions and interest charges on previously earned but unpaid compensation, from the second quarter of 2001 until September, 2003. In October 2003, these salary deferrals plus interest were converted to promissory notes (the “2003 Notes”) in the aggregate amount of $1,049,765.  These notes were payable on or before May 31, 2004 and bore interest at a rate of 15% per annum. During the fourth quarter of 2003 and the first quarter of 2004, these officers deferred an additional $141,771.  Additionally, during this period $50,135 of the original notes payable were repaid.  In April 2004, the holders of the 2003 Notes agreed to exchange the existing notes for new promissory notes payable on or before December 31, 2005. The principal amount of the new notes, $1,141,401, included the unpaid principal from the original notes plus the subsequent deferrals. Subsequently during 2004, $160,904 was repaid against the successor notes and an additional $2,302 of compensation was deferred.  The successor notes bore interest at a rate of 15% per annum through June 1, 2004 at which time the holders voluntarily reduced the rate to 8% per annum.  On April 30, 2004, the 2004 Notes were extended until May 31, 2005, but later during 2004 the officers entered into standstill agreements not to demand payment until June 30, 2006. The standstill agreement was again amended on December 22, 2004, to provide that demand for payment could be made upon the earlier of June 30, 2006 or the closing after January 1, 2005 of a financing with gross proceeds to Smart Online of $2,000,000 or more. After Smart Online raised $2,500,000 from a sale of securities to a foreign investor in February 2005, Smart Online paid in full the $949,777 of deferred compensation, plus all accrued interest of $154,288, and cancelled the related promissory notes to these officers.

Deferred compensation totaling $99,287, $353,816, and $368,792 is included in salaries and wages expense for the years ended December 31, 2004, 2003 and 2002, respectively. The following is a summary of deferred compensation and accrued interest payable on the deferred compensation as of:

	December 31, 2004	December 31, 2003

Deferred compensation	$949,777	$979,813
Accrued interest payable on deferred compensation	142,037	31,835
Total deferred compensation payable	$1,091,814	$1,011,648

See Note 15 - Subsequent Events for details regarding payment of deferred compensation and accrued interest.

7.             LOANS

During 2000 Smart Online borrowed $125,000 from a shareholder, David Williams. The loan accrued interest at a rate of 8.0% per annum and was repaid in March 2004 including accrued interest of $33,534.

During 2002, William Furr, a relative of one of Smart Online's officers, lent Smart Online $270,000. In consideration for this loan, Smart Online issued 20,000 shares of restricted stock to this individual without additional consideration by Mr. Furr.  The value of these shares was not significant.  Subsequently during 2002, Smart Online repaid $225,000 of this indebtedness. In 2003, Smart Online borrowed an additional $190,000 from this individual and repaid $10,000. In consideration for extending the term of the 2002 borrowings and for loaning the additional $190,000, Smart Online issued this individual an additional 150,000 shares of Common Stock. Smart Online recorded interest expense of $75,000 in 2003 and 2004 related to this issuance. In addition, this note accrued interest at a rate of 15% per annum. In March 2004, Smart Online repaid this indebtedness in full plus accrued interest of $10,264.

See Note 12 - Related Party Transaction for additional loans from related parties.

8.             LEASES

Operating Leases- Smart Online leases its facility under a renewable, operating lease agreement which current term expires in October 2005. As of December 31, 2004, future annual minimum operating lease payments are as follows:

Total - 2005	$102,040

 Rent expense for the years ended December 31, 2004, 2003, and 2002 was $99,606, $87,146, and $87,900 , respectively.

9.             STOCKHOLDERS' DEFICIT

Corporate Reorganization

During the first quarter of 2004, Smart Online completed a corporate reorganization of its capital stock, which eliminated the Series A Preferred Stock of Smart Online. All holders of Series A Preferred Stock who participated in the reorganization by signing Reorganization, Lock-up Proxy and Release agreements dated January 1, 2004 (the "Reorganization Agreements") received 2.22 shares of common stock (1.22 shares under the conversion rights of the Series A Preferred and one share in exchange for contractual commitments) of Smart Online for each share of Series A Preferred Stock they held prior to the reorganization and also received the right to receive cash payments from Smart Online equal to a percentage of the net proceeds Smart Online raises during calendar year 2004 from sales of equity securities and convertible debt securities in excess of $5 million of net proceeds. Smart Online received net proceeds of $4,712,063 from the sale of equity and convertible debt securities during calendar year 2004 and, therefore, had no liability to the former holders of Series A Preferred Stock.

Participating holders of Series A Preferred Stock who signed the Reorganization Agreements also agreed a portion of the common shares they received in the reorganization to transfer restrictions that include, among other restrictions, a "lock-up" agreement preventing the sale or transfer of the shares (other than transfers to certain related parties). Pursuant to the lock-up agreement commencing October 1, 2005 through September 30, 2006 each holder may transfer up to 8.5% of such holder's shares that are subject to the restrictions during each calendar month. The Reorganization Agreements also contained mutual releases by Smart Online and participating holders of Series A Preferred Stock.

Common Stock

Smart Online is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share (the "Common Stock"). As of December 31, 2004, Smart Online has 11,631,832 shares of Common Stock outstanding. Holders of Common Stock are entitled to one vote for each share of Common Stock held by them.

During 2002, as partial settlement of a lawsuit, Smart Online received back 350,000 shares of its Common Stock that were previously issued during 1998 in consideration for the purchase of a French company.  The fair value of the returned common stock was determined to be approximately $105,000, which was recorded as a reduction in stockholders' deficit and as income in the year ended December 31, 2002.

During the first half of 2004, following the conversion of its Preferred Stock to Common Stock as described above, Smart Online sold 999,141 shares of Common Stock to new and existing shareholders at a purchase price of $3.50 per share resulting in gross proceeds of $3,496,994. Smart Online incurred issuance costs of $163,350 related to these sales, including $31,000 paid to an officer of Smart Online. As an inducement to one of the investors that participated in this round of financing, an officer of Smart Online and a shareholder entered into a Put Agreement dated March 10, 2004 with the investor. Smart Online is not a party to this agreement, but this agreement was entered into at the time of the investment into Smart Online to provide comfort to the investor that Smart Online would fulfill its obligation to cause its Common Stock to be publicly traded. The Put Agreement gives the investor the right to require the grantors to purchase for $2.2 million the 628,571 shares of Common Stock and warrants to purchase 188,571 shares of Commons Stock held by the investor. The Put Agreement can be exercised at the sole discretion of the investor during the month of March 2005 or during the month of March 2006. The Put Agreement terminates and the put option cannot be exercised after (i) the Common Stock of Smart Online is listed or quoted for public trading, or (ii) the stockholders of Smart Online vote to approve any action reasonably necessary to cause Smart Online's stock to be publicly traded, but the aforementioned investor votes against the action, or (iii) the aforementioned investor transfers any of its Common Stock or warrants to a third party.  The Put Agreement cannot be assigned and terminates if the investor transfers the securities covered by the Put Agreement.

On August 6, 2004, Smart Online made a rescission offer to shareholders who purchased 999,141 shares of common stock of Smart Online and warrants to acquire an additional 288,638 shares of common stock for $3.50 per share in a private placement conducted during March through June of 2004, in which Smart Online raised a total of $3,496,994. The rescission offer was made because in connection with the audit of its financial statements and due diligence review of information in connection with the registration of shares sold in the private placement described above, Smart Online identified certain inaccuracies and omissions in the information it provided to investors in the private placement. These inaccuracies and omissions included changes to how Smart Online recognized revenue, establishing reserves for contingent liabilities, inventory, accounts receivable, and equipment write downs and other accounting adjustments, failing to disclose the effects of anti-dilution provisions after dilutive issuances and failure to disclose information about customers, discounting, promotions and other product price information.  Upon identifying such inaccuracies and omissions, Smart Online made the rescission offer and disclosed the inaccuracies and omissions to all investors who purchased shares in the private placement. In the rescission offer, Smart Online offered to repurchase all the shares and warrants sold in the private placement for the original purchase price, plus interest, and afforded shareholders a thirty-day period in which to accept the rescission offer. One shareholder accepted the rescission offer and Smart Online paid that shareholder $102,610 as payment in full of the purchase price, including interest thereon of $2,608 in exchange for 28,572 shares of common stock and warrants to purchase 7,500 shares of common stock. No other shareholders accepted the rescission offer and all shareholders to whom the offer was made executed and delivered releases for any potential liabilities arising out of disclosures made by Smart Online in the private placement.

In connection with the private placement conducted during March through June of 2004, Smart Online and the investors executed registration rights agreements. This registration rights agreement required Smart Online to pay investors 2% of their investment for each thirty-day period after July 1, 2004 in which Smart Online failed to file a registration statement registering shares sold in the private placement, which amount is prorated for partial 30-day periods. The registration rights agreements provided that Smart Online could choose to pay this by issuing shares of its common stock in lieu of cash, which Smart Online chose to do. On September 29, 2004, Smart Online issued 58,226 shares of its common stock to satisfy amounts that accrued through September 29, 2004 at the rate of one share for each $3.50 of accrued penalty liability.  The Company recorded the issuance of these shares, at the fair value of $206,085, as a dividend to the respective shareholders.

During August and September, 2004, Smart Online sold 290,000 shares of its common stock to new and existing investors in a private placement for a price of $5.00 per share resulting in gross proceeds of $1,450,000. Smart Online incurred issuance costs of $20,000 related to these sales and also incurred $31,000 in consulting expense that was paid to an officer of Smart Online related to this financing.  As an inducement to one of the investors that participated in this round of financing, an officer of Smart Online and a shareholder entered into a Put Agreement dated August 13, 2004 with the investor. Smart Online is not a party to this agreement, but this agreement was entered into at the time of the investment into Smart Online to provide comfort to the investor that Smart Online would fulfill its obligation to cause its Common Stock to be publicly traded. The Put Agreement gives the investor the right to require the grantors to purchase for $500,000 the 100,000 shares of Common Stock held by the investor. The Put Agreement can be exercised at the sole discretion of the investor during the month of March 2005 or during the month of March 2006. The Put Agreement terminates and the put option cannot be exercised after (i) the Common Stock of Smart Online is listed or quoted for public trading, or (ii) the stockholders of Smart Online vote to approve any action reasonably necessary to cause Smart Online’s stock to be publicly traded, but the aforementioned investor votes against the action, or (iii) the aforementioned investor transfers any of its Common Stock or warrants to a third party.  The Put Agreement cannot be assigned and terminates if the investor transfers the securities covered by the Put Agreement.

Preferred Stock

Our Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock (the "Preferred Stock") in one or more series and to fix the rights, preferences, privileges and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series.

In November 2003, Smart Online sold 495,320 shares of Series A Redeemable Preferred Stock to an existing holder of Smart Online's common stock for a purchase price of $1.00 per share. An officer of Smart Online is a minority shareholder in the entity that purchased these shares. Since the Series A Redeemable Preferred Stock is redeemable at the discretion of the holder, the preferred stock is characterized as mezzanine capital and the accretive value and accrued dividends are amortized through the date of redemption noted below.

The Series A Redeemable Preferred Stock contained a conversion feature which allowed the holders of the preferred stock to receive 1 share of common stock for each share of preferred stock held, which conversion ratio was adjusted pursuant to antidilution provisions of the preferred stock to 1.22 shares of common stock for each share of preferred stock held at the time of conversion in March 2004.  Holders of preferred stock who signed reorganization agreements also received one additional share of common stock held for each share of preferred stock held in March 2004.  In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" the value of such beneficial conversion feature of approximately $495,000 has been recognized as a deemed dividend in the year ended December 31, 2003.

As described above, in March 2004, the outstanding shares of Smart Online's Series A Redeemable Preferred Stock were converted to Common Stock pursuant to a plan of reorganization approved by Smart Online's Board of Directors and shareholders. The carrying value of $19,724,839 for redeemable preferred stock at date of conversion was reclassed to common stock and additional paid-in capital.  The Series A Redeemable Preferred Stock had a noncumulative dividend rate of $0.35 per quarter, a liquidation preference of $15.12 per share, plus declared unpaid dividends, was convertible into Common Stock at an initial rate of one share of Common Stock for each share of Series A Redeemable Preferred Stock (but the conversion rate increased to approximately 1.22 shares of Common Stock for each share of Series A Redeemable Preferred Stock at the time of conversion pursuant to weighted average antidilution provisions), was entitled to cast one vote for each share of Common Stock into which it was convertible voting as a single class with the Common Stock, had class voting rights with respect to certain major corporate events and was redeemable at the option of its holders after August 31, 2004 for a price equal to $14 per share, plus 7% compounded annually. There were no shares of Preferred Stock outstanding at December 31, 2004.

In connection with the conversion of the preferred stock the Company offered an inducement of one (1) share of common stock in exchange for contractual commitments in addition to the contractual conversion noted in the preceding paragraph.  In accordance with FAS No. 84, "Induced Conversions of Convertible Debt", the Company recorded the $3.2 million premium as a charge to arrive at net loss available to common stockholders.

Restricted Stock

During 2001 Smart Online issued 1,498,500 shares of restricted stock to employees of Smart Online for no cash consideration, pursuant to agreements which provided for the cancellation of these shares if certain liquidity events did not occur by certain dates. In April 2002 Smart Online agreed to release the restriction on the stock for consideration of $0.02 per share, or a total of $20,396. Smart Online recorded salary expense of $50,158 in 2002 related to the 2001 issuance and the 2002 release of the restrictions.

In April 2002 Smart Online issued 60,000 shares of restricted stock to an officer of Smart Online at a purchase price of $0.02 per share.

In January 2003, Smart Online issued 15,000 shares of restricted stock to an individual who later became an officer of Smart Online for no cash consideration. Smart Online recorded $7,500 of consulting expense in 2003 related to this grant of restricted stock. Subsequently, in May 2003, Smart Online issued an additional 60,000 shares of restricted stock to a consulting firm owned by this same individual for no cash consideration. Smart Online recorded $42,000 of consulting expense in 2003 related to this grant of restricted stock.

Smart Online did not issue any restricted stock during 2004.

Warrants

In 2001, Smart Online issued to Bank One, a warrant to purchase 619,309 shares of the common stock of Smart Online for an exercise price of $18.00 per share in connection with Smart Online and Bank One entering into a syndication partnering agreement. The warrant contained a weighted average anti-dilution provision, which caused the exercise price of the warrant at August 1, 2004 to decrease to approximately $12.04 per share and the number of shares issuable upon exercise of the warrant to increase to approximately 925,789 shares of common stock. To simplify its capital structure, Smart Online offered to issue shares of its common stock to Bank One in exchange for cancellation of the warrant. On September 3, 2004, Bank One exchanged the warrant for 100,000 shares of common stock of Smart Online, which were issued to J P Morgan Chase & Co., an affiliate of Bank One.  The fair value of the shares issued was $350,000 which was recorded as an expense in the accompanying statements of operations.

In November 2003, Smart Online granted a warrant to purchase 350,000 shares of Common Stock to a financial consulting firm as partial consideration for consulting services. This warrant has an exercise price of $1.30 per share, is subject to anti-dilution adjustment, and expires in 2006.  Smart Online recorded $466,000 of consulting expense during 2003 related to the issuance of the warrants.

During the first half of 2004, Smart Online issued warrants to purchase an aggregate of 288,638 shares of Common Stock to shareholders in connection with the 2004 Common Stock issuance described above. These warrants have an exercise price of $3.50 per share and expire in 2014. During November 2004, holders of warrants to purchase 2,460 shares of Common Stock at $3.50 per share were exercised resulting in proceeds of $8,610.

All the foregoing warrants contain cashless exercise provisions.

Stock Option Plans

2004 Equity Compensation Plan

Smart Online adopted the 2004 Equity Compensation Plan (the "2004 Plan") as of March 31, 2004. The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, and other direct stock awards to employees (including officers) and directors of Smart Online as well as to certain consultants and advisors. The total number of shares of common stock reserved for issuance under the 2004 plan is 5,000,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar capital change.

During the second quarter of 2004, Smart Online granted options to purchase 394,000 shares of Common Stock to employees and officers of Smart Online at an exercise price of $3.50 per share. Additionally, during May 2004 Smart Online issued options to purchase 50,000 shares of Common Stock of Smart Online to a consultant at an exercise price of $3.50 per share.   The fair value of the options, issued to the consultant, at the grant date was not significant.

On July 1, 2004, Smart Online granted options to purchase 75,000 shares of Common Stock, including 75,000 options to officers of Smart Online, under the 2004 Equity Compensation Plan to an officer of Smart Online. These options had an exercise price of $3.50 per share and a term of ten years.  The fair value of the options, issued to the consultant, at the grant date was not significant.  See Note 15 Subsequent Events.

During the third quarter of 2004, Smart Online granted options to purchase 80,000 shares of Common Stock under the 2004 Equity Compensation Plan to members of Smart Online’s advisory committee. These options had an exercise price of $3.50 per share, a term of five years, and vest 12.5% per meeting each consultant attends.  Smart Online recorded consulting expense of $6,034 during 2004 related to these options.

During November 2004, Smart Online granted options to purchase 6,000 shares of Common Stock under the 2004 Equity Compensation Plan to a consultant. These options had an exercise price of $5.00 per share, a term of ten years, and vested and became exercisable on December 1, 2004.  Smart Online recorded consulting expense of $1,495 during the fourth quarter of 2004 related to these options.

At December 31, 2004, options to purchase 520,000 shares of common stock were outstanding under the 2004 Plan with a weighted-average exercise price of $3.52 per share.

2001 Equity Compensation Plan

Smart Online adopted the 2001 Equity Compensation Plan (the "2001 Plan") as of May 31, 2001. The 2001 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, and other direct stock awards to employees (including officers) and directors of Smart Online as well as to certain consultants and advisors. The total number of shares of our common stock reserved for issuance under the 2001 plan is 870,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar change.

During 2003 Smart Online granted options to purchase 700,000 shares of Common Stock to employees and officers of Smart Online at exercise prices ranging from $1.30 to $1.43 per share. Smart Online recorded compensation expense of $535,000 in 2003 related to this issuance.  Additionally, during 2003 Smart Online issued options to purchase 20,000 shares of Common Stock of Smart Online to a consultant at an exercise price of $1.30 per share. Smart Online recorded consulting expense of $8,960 in 2003 related to this issuance.

During February 2004 Smart Online granted options to purchase 150,000 shares of Common Stock to two officers of Smart Online at an exercise price of $1.30 per share. Smart Online recorded $161,000 of compensation expense during 2004 related to the grant of these options.

At December 31, 2004, options to purchase 870,000 shares of common stock were outstanding under the 2001 Plan. Smart Online cannot make any further grants under the 2001 plan.

1998 Stock Option Plan

Smart Online adopted the 1998 Equity Compensation Plan (the "1998 Plan") as of November 12, 1998. The 1998 plan provides for the grant of options intended to qualify as "incentive stock options," and options that are not intended to so qualify or "nonstatutory stock options." As of September 30, 2004, the total number of shares of our common stock reserved for issuance under the 1998 plan is 288,900 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar change. Options to purchase 228,900 shares were outstanding under the 1998 plan at December 31, 2004. Smart Online may not make any further grants under the 1998 plan.

Additional Options Granted

Additionally, at September 30, 2004 options to purchase 150,000 shares of Common Stock originally issued in 2000 were outstanding outside any of the aforementioned stock option plans.

The exercise price for incentive stock options granted under the above plans is required to be no less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. Incentive stock options typically have a maximum term of 10 years, except for option grants to 10% stockholders, which are subject to a maximum term of 5 years. Nonstatutory stock options have a term determined by the Board of Directors. Options granted under the plans are not transferable, except by will and the laws of descent and distribution.

A summary of the status of the plan and other stock option issuances as of December 31, 2002, 2003 and 2004 and changes during the periods ended on these dates is as follows:

	Shares	Weighted Average Exercise Price

BALANCE, January 1, 2002	1,168,100	$4.80
Forfeited	(396,700)	$5.00
BALANCE, December 31, 2002	771,400	$4.69
Granted	720,000	$1.39
Forfeited	(132,500)	$2.27
BALANCE, December 31, 2003	1,358,900	$3.18
Granted	755,000	$3.07
Forfeited	(345,000)	$4.12
BALANCE, December 31, 2004	1,768,900	$2.78

        The following table summarizes information about stock options outstanding at December 31, 2004:
				Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.30 - $ 1.43	870,000	4.0	$ 1.37	870,000	$ 1.37
$ 3.50	514,000	9.3	$ 3.50	112,750	$ 3.50
$ 5.00	384,900	0.7	$ 5.00	384,900	$ 5.00
$ 1.30 - $ 5.00	1,768,900	4.9	$ 2.78	1,367,650	$ 2.57

The number of options exercisable at December 31, 2003 and 2002 were 1,358,900 and 771,400, respectively.  The weighted average exercise price was $3.18 and $4.69 at December 31, 2003 and 2002, respectively.

Dividends - Smart Online has not paid any cash dividends through December 31, 2004.

10.             INCOME TAXES

Smart Online accounts for income taxes under the asset and liability method in accordance with the requirements of Statement of Financial Accounting Standard No. 109 ("FAS 109"). Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

The balances of deferred tax assets and liabilities are as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
Net current deferred income tax assets relate to:
Depreciation	$3,000	$18,000	$41,000
Stock Based Expenses	226,000	-	-
Accrued liabilities	-	390,000	261,000
Net operating loss carryforwards	11,015,000	9,909,000	9,844,000
Total	11,244,000	10,317,000	10,146,000
Less valuation allowance	11,244,000	10,317,000	10,146,000
Net current deferred income tax	$-	$-	$-

Under SFAS 109, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes for the years ended December 31, 2004, 2003 and 2002) as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
Statutory federal tax rate	34%	34%	34%
Tax benefit computed at statutory rate	$(908,000)	$(190,000)	$(310,000)
State income tax benefit, net of federal effect	(121,000)	(25,000)	(41,000)
Change in valuation allowance	927,000	171,000	307,000
Other adjustments	77,000	-	-
Other permanent differences	25,000	44,000	44,000
Total	$-	$-	$-

As of, December 31, 2004, Smart Online had US federal net operating loss (“NOL”) carryforward of approximately $28.6 million, which expire between 2009 and 2019. For state tax purposes, the NOL’s expire between 2009 and 2019. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of Smart Online within a three-year period can result in an annual limitation on Smart Online’s liability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

11.           MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Smart Online to credit risk consist principally of trade receivables. Smart Online believes the concentration of credit risk in its trade receivables is substantially mitigated by Smart Online’s ongoing credit evaluation process, relatively short collection terms and the nature of Smart Online’s syndication partner client base, primarily mid and large size public corporations with significant financial histories. Smart Online does not generally require collateral from customers. Smart Online evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

A customer that is owned by a shareholder of Smart Online accounted for approximately 32.9% and 27.2% of total revenues for the years ended December 31, 2004 and 2003, respectively. A second customer that is 50% owned by an officer of Smart Online accounted for 11.9% of 2003 revenues.

Smart Online had one customer that accounted for 100% of receivables at December 31, 2004 and three customers that represented 59.1%, 23.9% and 14.3% of total receivables at December 31, 2003.

12.           RELATED PARTY TRANSACTIONS

American Investment Holding Group, Inc., which is wholly-owned by two officers of Smart Online, owns approximately 24% of the outstanding Common Stock of Smart Online as of December 31, 2004. The same officers also own a controlling interest in other companies.

An officer of Smart Online and a trust established by this officer for the benefit of his children, have from time to time provided loans to Smart Online. As of January 1, 2002, Smart Online owed these parties $40,731 related to outstanding loans. During 2002, the Company borrowed an additional $77,980 from and repaid $108,316 to these same parties leaving an outstanding liability to the officer and the trust of $10,395 at December 31, 2002. During 2003, the Company borrowed an additional $796,568 and repaid $759,165 to these same parties leaving an outstanding liability to the officer and the trust of $47,798 at December 31, 2003. During the first six months of 2004, the Company borrowed an additional $186,335 and repaid the entire remaining outstanding balance of $186,335. As of September 30, 2004 all borrowings from and loans to the officer and the trust were repaid in full. Until October 2003, the Company did not pay any interest on these loans, thereafter the loans accrued interest at a rate of 15.0%.

During 2003 and 2004, Smart Online has contracted with a consulting firm owned by one of its officers to provide strategic international sales and marketing services. Smart Online paid consulting fees of $70,000 and $27,083 during 2004 and 2003, respectively, related to these services. Additionally, as discussed in Note 9, Smart Online paid the same consulting firm $31,000 related to the sale of certain shares of Common Stock during the first half of 2004.   In addition, during the third quarter of 2004, Smart Online paid this same consultant an additional $31,000 in consulting fees for assisting the Company with obtaining additional equity financing during the quarter.

During 2001 Smart Online utilized the services of Parson and Shearson, Inc., an entity owned 50% by an officer of Smart Online and 50% by the officer’s brother, who is also an employee of Smart Online, to provide marketing services for a fee of $11,578. This fee was included in accounts receivable at December 31, 2001 and was paid during 2002. During 2003 Smart Online provided consulting services totaling $150,000 to this same related party. The consulting income is included in the Statement of Operations under “Related Party Revenues”.

On August 13, 2002, Smart Online entered into an integration agreement with SIL, a company owned by a shareholder of Smart Online, to incorporate its products into Smart Online’s platform. As part of this agreement, SIL paid Smart Online $300,000 for such integration, and the parties agreed to share future revenues generated from the sales of the products. On August 30, 2002, the parties signed an amendment to the original agreement, in order for Smart Online to provide SIL certain co-development services, which includes instant messenger and video conferencing. In exchange, SIL paid Smart Online an additional sum of $300,000. The parties further agreed that the products developed as a result of both companies’ efforts will be owned by both parties. On April 30, 2003, Smart Online and SIL signed a new amendment and restated the integration program agreement. According to this new amendment and restated agreement, Smart Online agreed to fund the future development of the products. In exchange, SIL agreed to limit future amounts payable by Smart Online under the original shared revenue agreement to $1.7 million.

In addition to above agreements, on August 30, 2002, Smart Online and SIL also entered into a reseller agreement whereby SIL paid the sum of $200,000 for the right to distribute Smart Online’s products in the territories of Israel, United Kingdom, France, Italy, Netherlands, and Spain, in exchange for Smart Online’s marketing support and a twenty percent commission from the gross sales generated by SIL. On March 17 and 27, 2003, the parties subsequently modified the original re-seller agreement to restrict the territory to only Israel and Netherlands. Additionally, on December 22, 2003, Smart Online signed a private label syndication agreement with SIL to provide website development for SIL’s website.

Smart Online paid SIL $3,300 for moving expenses with regard to SIL’s development team visiting Smart Online from Israel in January of 2003. Smart Online also paid SIL $25,000 as a reseller payment for the Moneris Integration contract they secured pursuant to their re-seller agreement in May of 2003. Smart Online also paid SIL $90,000 pursuant to their contract dated December 20, 2003 for technical co-development work on a monthly payment of $15,000 starting in December of 2003 and ending in May of 2004.

In March 2004, SIL ceased further development of its technology and laid-off its employees.  SIL is currently seeking opportunities to license or sell its technology.  The Company continues to support this technology on behalf of SIL with the current integration agreement running through the end of 2004.  The revenues derived from this agreement with SIL were recognized as income on a straight line basis over the life of the agreement . Smart Online recognized $330,051, $342,857, and $128,571 of revenue related to the aforementioned integration, co-development and reseller agreements during 2004, 2003 and 2002, respectively.

Additionally, during 2003 Smart Online provided $20,200 of consulting services to the Small Business Lending Institute (SBLI), of which an officer of Smart Online is also an officer and in which another officer of Smart Online is a minority shareholder. At December 31, 2003, $20,200 was included in accounts receivable and subsequently collected in 2004. Smart Online paid $63,133 in 2003 and $158,384 in 2004 to SBLI, because SBLI paid Smart Online’s employees during the first quarter of 2004 while Smart Online was dealing with a tax matter with the Internal Revenue Service.

As of December 31, 2001, Smart Online owed an officer of Smart Online $40,731 related to loans he had made to Smart Online. During 2002, Smart Online borrowed an additional $77,980 from and repaid $108,316 to this same officer. During 2003, Smart Online borrowed an additional $340,776 from and repaid $264,692 to this officer. During the first nine months of 2004, Smart Online borrowed an additional $4,793 from and repaid the entire remaining outstanding balance of $91,273 to this officer. At December 31, 2003 and 2002 Smart Online owed $86,480 and $10,395, respectively, to this officer. Until October 2003, Smart Online did not pay any interest on these loans, thereafter the loans accrued interest at a rate of 15.0%. Additionally, during 2003 Smart Online lent a trust established by this officer $494,473 of which $455,792 was repaid in the same year. During the first six months of 2004, Smart Online lent the trust an additional $142,860 and the trust repaid the entire balance owed to Smart Online totaling $181,542. As of December 31, 2004 all borrowings from and loans to the officer and the trust were repaid in full. Smart Online recorded interest expense of $4,649 and $2,007 during 2004 and 2003, respectively, related to these loans.

The following is a summary of related party revenues for the years ended December 31, 2004, 2003 and 2002.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002

Smart II, Ltd. ("SIL"), formerly known as Smart Revenue Europe Ltd. - Integration fees	$330,050	$342,857	$128,571
Parson and Shearson, Inc. - Consulting Services	-	150,000	11,578
Small Business Lending Institute Consulting Services	-	20,200	-
Total Related Party Revenues	$330,050	$513,057	$140,149

The following is a summary or related party expenses for the years ended December 31, 2004, 2003 and 2002.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002

Nen, Inc. - consulting fees included in sales and marketing expense related to strategic international sales and marketing services	$70,000	$27,083	$-
Nen, Inc. - consulting fees included in general and administrative expense related to assisting Smart Online with obtaining additional equity financing	31,000	-	-
Small Business Loan Institute - consulting fees included in general and administrative expense	30,000	-	-
Smart II, Ltd. - Moving expenses, reseller payment, and technical co- development work	75,000	43,300	-
Interest expense incurred on loans from officer	4,649	2,007	-
Total Related Party Expenses	$210,649	$80,390	$-

 13.          EMPLOYEE BENEFIT PLANS

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Smart Online 401(k) Plan. The plan provides for contributions by Smart Online in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salary. Smart Online did not make any contributions to the plan during 2004, 2003, and 2002.

14.          CONTINGENCIES

Smart Online is subject to other claims and suits that arise from time to time in the ordinary course of business including claims asserted by two former commercial business partners. The first claim asserts that Smart Online owes $92,204 for advertising which Smart Online asserts was faulty. Smart Online has asserted counterclaims for breach of contract. Neither party has yet served discovery and no trial date has been set. In the second claim, Smart Online is being sued for breach of contract, unfair and deceptive trade practices, and punitive damages, alleging that Smart Online improperly refused to refund a $32,500 integration fee. Smart Online filed a counterclaim for breach of contract for failure to pay Smart Online certain sums it was due under the revenue sharing plan set forth in the contract between the parties. Smart Online believes plaintiff’s claims for unfair and deceptive trade practice and punitive damages are without merit. The case is currently in the fact discovery phase. No trial date has been set. While management currently believes that resolving these matters, individually or in aggregate, will not have a material adverse impact on Smart Online’s financial position or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on Smart Online’s financial position and the results of operations for the period in which the effect becomes reasonably estimable.

15.          SUBSEQUENT EVENTS

Sale of Common Stock

During February and March 2005, Smart Online sold 580,000 shares of common stock resulting in gross proceeds of $2.7 million to foreign investors in sales exempt under Regulation S. A portion of those funds were used to repay deferred compensation, including interest thereon, as more fully discussed in Note 6. In connection with this financing, the Smart Online incurred stock issuance costs of $290,000 to an entity an existing shareholder. Concurrent with the sale of common stock, Smart Online issued warrants to purchase 50,000 shares of common stock to this investor in consideration for the investor agreeing to certain restrictions on their ability to sell the shares.  These warrants have an exercise price of $5 per share and terminate on January 1, 2007.  During March 2005, Smart Online raised an additional $125,000 in gross proceeds from the sale of 25,000 shares of common stock at $5.00 per share in a private placement.

Settlement of IRS Liability

Smart Online did not pay its payroll taxes for the period of the fourth quarter of 2000 through the fourth quarter of 2003.  In March 2004, Smart Online notified the Internal Revenue Service of its delinquent payroll tax filings and voluntarily paid the outstanding balance if its payroll taxes in the amount of $1,003,830 plus accrued interest of $122,655 to the Internal Revenue Service. The Internal Revenue Service notified Smart Online that it owed penalties plus accrued interest related to the above matter. At December 31, 2004, Smart Online had recorded a liability for accrued penalties and interest of $573,022. On February 18, 2005, the Internal Revenue Service agreed to accept Smart Online’s offer in compromise (Form 656) in settlement of all of Smart Online’s outstanding federal tax liabilities. Pursuant to the terms of the agreement, Smart Online, Inc. agreed to pay Twenty-Six Thousand One Hundred Dollars ($26,100), surrender all credits and refunds for 2005 or earlier tax periods, and remain in compliance with all federal tax obligations for a term of five years. Smart Online paid Twenty-Six Thousand One Hundred Dollars ($26,100) to the Internal Revenue Service on February 25, 2005, as required under the settlement terms.  As a result of the settlement, Smart Online recorded a gain on legal settlement of approximately $547,000 during the first quarter of 2005.

Payment of Deferred Compensation and Accrued Interest

Also, during the first quarter of 2005, Smart Online paid the $949,777 of deferred compensation plus accrued interest of $154,288 and cancelled the related promissory notes.

Exercise of Warrants

During February 2005, a consulting firm that was issued 350,000 warrants in November 2003, acquired 50,000 shares of Smart Online’s Common Stock as a result of the cashless exercise of warrants to purchase 67,568 shares of Common Stock. The fair market value of Smart Online’s Common Stock at the time of exercise was $5.00.

16.    Summary of Operations by Quarters (Unaudited)

	2004					2003
	1st Qtr	2nd Qtr	3rd Qtr		4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Revenues	$249,728	$235,845	$237,545		$279,852	$322,663	$442,571	$229,411	$266,578
Gross Profit	$192,709	$192,437	$178,722		$227,486	$51,619	$46,171	$43,374	$45,900
Loss from Operations	$(519,325)	$(707,688)	$(1,075,619	) (1)	$(499,303)	$(159,151)	$(96,229)	$(294,715)	$(1,315,187	) (2)
Net Loss Attributable to Common Stockholders	$(6,040,464)	$(692,786)	$(1,289,108)		$(296,691)	$(402,852)	$(186,685)	$(599,931)	$(3,186,368)
Net Loss per Share - Basic and Diluted	$(0.83)	$(0.06)	$(0.12)		$(0.03)	$(0.06)	$(0.03)	$(0.08)	$(0.44)
Number of Shares Used in Per Share Calculation	7,321,707	10,722,507	11,089,101		11,630,471	7,097,798	7,111,965	7,111,965	7,257,073

(1)	Includes $350,000 of expense related to the issuance of shares of common stock to a company that received warrants for services rendered.
(2)	Includes $1,009,960 of stock based compensation expense related to options and warrants issued to employees and consultants.

END OF NOTES TO FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the disclosure controls and procedures evaluation referred to in the certifications. This section should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

With the effectiveness of our first registration statement on February 15, 2005, our Board of Directors approved disclosure controls and procedures (“Disclosure Controls”) based on the evaluation and recommendations of our Chief Executive Officer and Chief Financial Officer in connection with preparation of financial statements for the period covered by this Form 10-K. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. This type of evaluation will be performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of our evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the Disclosure Controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted below, as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Smart Online is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Internal Controls

There has been no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.  Other Information

There is no information required to be disclosed on a report on Form 8-K during the fourth quarter of 2004 that was not disclosed on a report on Form 8-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

The names of our directors and executive officers are listed below. None of the officers and directors of Smart Online named below serve on the Board of Directors of any other public reporting company. Our executive officers are appointed by our board of directors to hold office until their successors are appointed the terms of all directors expire at the next annual meeting of stockholders and upon election of their successors. The terms of all officers expire upon the next annual meeting of the Board of Directors and upon the election of the successors to such officers.

Name	Age	Position
Dennis Michael Nouri(1)(2)(3)	51	President, Chief Executive Officer, Chairman of the Board of Directors and Director
Henry Nouri(2)	48	Vice President and Director
Ronna Loprete(3)	35	Vice President, Administrator, Director
Thomas Furr	37	Vice President, Sales, Director
Anil Kamath	38	Vice President Technology
Jose Collazo	32	Vice President, Internet Development
Scott Whitaker	34	Chief Financial Officer and Principal Accounting Officer

(1) Michael Nouri’s full name is Dennis Michael Nouri. (2) Dennis Michael Nouri and Henry Nouri are brothers (3) Michael Nouri and Ronna Loprete are married.

Michael Nouri, President and Chief Executive Officer, Chairman of the Board and Director.  Michael Nouri’s full name is Dennis Michael Nouri.  Mr. Nouri co-founded Smart Online in 1993 to develop and market business productivity software to provide small businesses with cost-effective tools that address critical business issues and enhance their competitive positioning. He has been President, Chief Executive Officer, Chairman of the Board and a Director of Smart Online since it was started. Prior to founding Smart Online, Mr. Nouri was founder and CEO of the Nouri Group of Companies from 1980 to 1991. The Nouri Group of Companies acquired a number of government-owned manufacturers in Europe and privatized them. The Nouri Group was a multi-national conglomerate with diversified activities in real estate development, investment, construction, motor yacht manufacturing, high-end home design and architecture, marketing and publishing and stock trading. More than half of the company’s business was derived from real estate development and investment and joint ventures. Another third of the company’s business was derived from construction and motor yacht manufacturing.

Henry Nouri, Executive Vice President, Research and Development, and Director.  Mr. Nouri co-founded Smart Online in 1993 and has been its Vice President, Research and Development and a Director since that time. Currently, he manages Smart Online’s research and development teams. He is responsible for development of the company’s CD-ROM and Internet-hosted applications, for creating the extensive research and information management systems required to control the flow of vital validated business data and the effective delivery of that information to the business user.

Ronna Loprete, Vice President, Administration and Director. Ms. Loprete is responsible for all administrative and office operations activities. In addition, she manages Smart Online’s relationships with legal advisors and develops and defines all corporate and organizational policies. She joined Smart Online in 1995. In 1998 she became Vice President, Administration. In 1996 she became a Director of Smart Online. Prior to joining Smart Online in 1995, she was a territory supervisor/administrator for Markel Corporation, a high-risk insurance company.

Thomas Furr, Vice President, Sales and Director. Mr. Furr is responsible for developing and implementing strategies to leverage existing direct and indirect distribution channels. He has been Vice President, Sales of Smart Online since 2001. In 2002 he also became a Director. He was a co-founder and president of Kinetics, Inc., one of the first online commerce providers for the small business industry, from 1994 until 1995. Smart Online purchased Kinetics in 1995. After founding Kinetics, Mr. Furr was with the Plurimus Corporation from 1999 until 2001, where he managed Plurimus’ southeast direct sales efforts. Previously, from 1996 until 1999 he managed East Coast direct sales and channel efforts in Canada and South Africa for Information Retrieval Corporation (IRC), a leading multi-national back-end CRM/help desk company. Mr. Furr holds a bachelor’s degree in finance from East Carolina University.

Anil Kamath, Vice President, Technology. Mr. Kamath joined Smart Online as Director of Database Implementation in July 1999 and became Vice President, Technology in 2000. Mr. Kamath is responsible for the architecture of the web-native (SaS) platform at SmartOnline; supervises the development team, and provides architectural design direction for new software and hardware implementations. Before joining Smart Online he was the senior database architect for A-4 Health Systems from 1998 to 1999 and senior software architect and technical manager of BSG Imonics) from 1991 until 1997. He holds a master’s degree in computer and information sciences from the University of Florida.

Jose Collazo, Vice President, Internet Development. Mr. Collazo is responsible for overseeing all aspects of software development. Joining Smart Online in 1995, he has been a major contributor to Smart Online's extensive suite of offline and online applications. Mr. Collazo is an expert is using core web technologies, such as Java, HTML, XML / XSL, and was instrumental in the development of the syndication platform used by Smart Online for its syndication partners. Mr. Collazo holds a bachelor's degree in computer science from the University of Georgia.

Scott Whitaker, Principal Financial Officer and Principal Accounting Officer. Mr. Whitaker, 34 years old, has been responsible for supporting the efforts of other officers of Smart Online with respect to internal controls and other internal accounting functions of Smart Online. He joined Smart Online in 1998 as accounting manager, was promoted to Controller in 2002 and was appointed Principal Financial Officer and Principal Accounting Officer in March 2005.

Except as disclosed below, none of the directors or executive officers has, during the past five years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;
(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Michael Nouri and Henry Nouri were officers and directors of two companies in Italy, which were ordered into bankruptcy by Italian courts in 1993. Under Italian laws, Michael Nouri and Henry Nouri cannot serve as an officer or director of any Italian company, because of these bankruptcies.

Board of Directors.

Currently, all of our Directors are also officers of Smart Online. Consequently, none of our Directors are “independent” as defined by Securities and Exchange Commission, stock exchange and NASDAQ rules regarding board members, committees and other corporate governance standards. Consequently, we have not yet established any committees of the Board of Directors. We will seek to change our board of directors to meet these standards when we identify qualified people who are willing to serve on our board of directors. We do not currently have in place any procedures for our shareholders to recommend nominees to serve on our board of directors.

Number of Directors. Our Board of Directors currently consists of four persons. Our bylaws provide that the whole Board of Directors may consist of that number of directors as determined by the Board of Directors from time to time.

Term of Office. Our Directors are currently elected to hold office until the next annual meeting of our stockholders and until their respective successors have been elected and qualified, but our Bylaws provide that when the number of directors increases to six or more members our directors will have staggered terms of three years so that each year the terms of approximately one third of the entire Board of Directors will expire. The last annual meeting or written consent in lieu of annual meeting of our stockholders to elect the Board of Directors was held on January 1, 2005.

Independent Directors. None of our Directors are “independent,” as defined in Securities and Exchange Commission or stock exchange or NASDAQ rules. We intend to search for independent Directors and add them to our Board when we identify suitable candidates who are willing to serve as directors.

Committees. Our Board of Directors currently does not have any audit committee or any other committee. None of our current directors have the experience and qualification to meet the definition of a “financial expert” under Securities and Exchange Commission rules governing audit committees and we have no independent directors. We are looking for a suitable candidate, who would meet the definition of “financial expert” and be independent, to join our board of directors and audit committee. We intend to form an audit committee and other committees of our Board when we recruit independent directors, including a financial expert and other directors with the experience necessary for audit committee membership.

Code of Ethics. We have adopted a code of ethics applicable to our executives, including our principal executive officer, principal accounting officer and principal financial officer, as defined by applicable rules of the SEC. It is publicly available on our web site at www.smartonline.com. If we make any amendments to our code of ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our code of ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our web site at www.smartonline.com or in a report on Form 8-K filed with the SEC.

User Advisory Board

We have organized an User Advisory Board, consisting of up to 10 professionals representing expertise in a broad range of business areas to assist Smart Online marketing and sales executives with ongoing product development planning, pricing, partnerships, new product development and other issues, including customer acquisition and retention. User Advisory Board members provide advice to Smart Online’s management, but do not have any power to make decisions. User Advisory Board members also do not have the same duties and liabilities as members of Board of Directors have. Each of our User Advisory Board members has been granted nonqualified options to purchase 10,000 shares of common stock at an exercise price of $3.50 per share, which options vest in equal increments of 1,250 per meeting attended, provided the member remains on the Advisory Board for at least one year. At present, members of the User Advisory Board include Mark Self, Rick Bernhardt, Brian Kinahan, Felix Mulhebach, Thomas Martignon and William Eldridge.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2004, our officers, directors and owners of securities were not subject to the reporting requirements of Section 16(a) of the Securities and Exchange Act of 1934.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to (i) our Chief Executive Officer and those persons other than the Chief Executive Officer, who in calendar year 2004 were our four highest-paid executive officers, for all services rendered in all capacities to us for the calendar years listed below. No persons who were not executive officers were among our five most highly compensated employees.

					OTHER	RESTRICTED
					ANNUAL	STOCK	SARS/OPTIONS	LTIP	ALL OTHER
NAME	TITLE	YEAR	SALARY	BONUS(1)	COMPENSATION	AWARDED	GRANT	COMPENSATION	COMPENSATION

Dennis Michael Nouri (1)	CEO	2004	$170,000	$0	$0	none	0	$0	$14,616.70
		2003	$150,000	$0	$0	none	250,000 options	$0	$14,684
		2002	$150,000	$0	$0	none	0	$0	$11,226

Henry Nouri (2)	Vice President	2004	$150,000	$0	$0	none	0	$0	$9,303
		2003	$150,000	$0	$0	none	250,000 options	$0	$9,636
		2002	$150,000	$0	$0	none	0	$0	$6,528

Ronna Loprete (3) (4)	VP	2004	$120,000	$0	$0	none	75,000 options	$0	$0
		2003	$120,000	$0	$0	none	0	$0	$0
		2002	$120,000	$0	$0	none	0	$0	$0

Jose Collazo (4)	VP	2004	$120,000	$0	$0	none	75,000 options	$0	$0
		2003	$100,000	$0	$0	none	0	$0	$0
		2002	$100,000	$0	$0	none	0	$0	$0

Anil Kamath (4)	VP	2004	$125,000	$0	$0	none	75,000 options	$0	$0
		2003	$100,000	$0	$0	none	0	$0	$0
		2002	$100,000	$0	$0	none	0	$0	$0

(1)
The amounts of salary in the table above reflect amounts that accrued under an employment agreement.  Because Dennis Michael Nouri agreed to allow Smart Online to defer part of his accrued compensation he received only the following amounts of salary: $113,750 in 2004; $35,000 in 2003, $26,250 in 2002, $37,500 in 2001, $150,000 in 2000 and $150,000 in 1999. These amounts, plus $55,950 interest, were paid in March 2005. Refer to “Item 13. Certain Relationships and Interested Transactions” for a description of salary deferrals.  “Other Compensation” consists of payments for health insurance for family members of Mr. Nouri.

(2)
The amounts of salary in the table above reflect amounts that accrued under an employment agreement.  Because Henry Nouri agreed to allow Smart Online to defer part of his accrued compensation he received only the following amounts of salary: $102,083 in 2004.  $35,000 in 2003, $26,250 in 2002, $37,500 in 2001, $143,300 in 2000 and $89,300 in 1999. These amounts, plus $59,582 interest, were paid in March 2005. Refer to “Item 13. Certain Relationships and Interested Transactions” for a description of salary deferrals.   “Other Compensation” consists of payments for health insurance for family members of Mr. Nouri.

(3)
The amounts of salary in the table above reflect amounts that accrued under an employment agreement.  Because Ronna Loprete agreed to allow Smart Online to defer part of her accrued compensation she received only the following amounts of salary:  $107,500 in 2004, $90,000 in 2003, $90,000 in 2002, $97,500 in 2001, $113,300 in 2000 and $80,000 in 1999. These amounts, plus $13,936 interest, were paid in March 2005. Refer to “Item 13. Certain Relationships and Interested Transactions” for a description of salary deferrals.

(4)	The shares of restricted stock in the table above were purchased in 2001 at a purchase price of $0.02 per share, which Smart Online determined to be the fair market value of the shares at that time.

Aggregated Option Grants in Year 2004 and Option Values at  December 31, 2004

The following table provides information concerning unexercised options held as of December 31, 2004, by each of our executive officers:

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael Nouri	250,000	0	$892,500	$0
Henry Nouri	250,000	0	$892,500	$0
Ronna Loprete	75,000	0	$277,500	$0
Thomas Furr	75,000	0	$277,500	$0
Anil Kamath	0	75,000	$0	$112,500
Tamir Sagie	200,000	0	$740,000	$0
Jose Collazo	0	75,000	$0	$112,500
Deb Lovig	0	75,000	$0	$112,500
Scott Whitaker	0	25,000	$0	$112,500

___________

(1)
Based on the last price at which Smart Online sold shares of Common Stock at $5.00 per share in September, 2004, minus the exercise price, multiplied by the number of shares issued upon the exercise of, or subject to, the option, without taking into account any taxes that may be payable in connection with the transaction.

Option Grants During Year 2004

        The following options to purchase shares of our common stock were granted to executive officers during the year ended December 31, 2004:

Named Executive Officer	Number of Shares Subject to Options	% of Total Options Granted to Employees During Period	Date of Grant	Exercise Price	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term
						5%(1)	10%(1)
Michael Nouri	0	0	--	--	--
Henry Nouri	0	0	--	--	--
Thomas Furr	75,000	12.4%	02/05/04	$ 1.30	02/05/09	$141,803	$204,471
Ronna Loprete	75,000	12.4%	02/05/04	$ 1.30	02/05/09	$141,803	$204,471
Anil Kamath	75,000	12.4%	05/01/04	$ 3.50	05/01/14	$165,085	$418,357
Jose Collazo	75,000	12.4%	05/01/04	$ 3.50	05/01/14	$165,085	$418,357
Deb Lovig	75,000	12.4%	07/01/04	$ 3.50	07/01/14	$165,085	$418,357
Scott Whitaker	25,000	4.1%	04/01/04	$ 3.50	04/01/14	$ 55,028	$139,452

(1)
In accordance with SEC rules, these columns show gains that could accrue for the respective options, assuming that the market price of Smart Online common stock appreciates from the date of grant over the maximum life of the option at an annualized rate of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executives from these options will be zero. Rules of the Securities and Exchange Commission permit Smart Online to use 5% and 10% in this table.  There can be no assurance that the price of Smart Online's stock will increase and this table does not constitute any prediction of the future value of its stock by Smart Online.

Options Exercised During Year 2004

No executive officers exercised any options during the year ended December 31, 2004.

Other Plans and Agreements

Smart Online not granted any stock appreciation rights (SARs) to any of its executive officers. Smart Online made no long-term incentive plan (LTIPs) awards to executive officers. Smart Online has no defined benefit or actuarial plans. Smart Online did not reprice stock options during the year ended December 31, 2004.

Employment Agreements

We have the following employment agreements with the five executive officers named in the compensation table above.

Dennis Michael Nouri.  Elsewhere in this document, Mr. Nouri is referred to as Michael Nouri, because he uses his middle name instead of his first name in most business dealings.  Effective April 1, 2004, covering employment commencing as of June 1, 2004 Smart Online and Michael Nouri entered into an employment agreement, which provided for an initial base salary of $170,000. The agreement replaced an employment agreement dated July 14, 1999 that was about to expire. The new agreement has a termination date of December 31, 2005, but it will be automatically extended for additional two-year terms, unless either Mr. Nouri or Smart Online provides the other with written notice of intention not to renew at least 180 days prior to the end of the term or the end of any renewal period. The agreement requires Smart Online to make a severance payment to Mr. Nouri in an amount equal to twelve months of base salary, if either Smart Online terminates Mr. Nouri’ s employment without “cause” (as defined in the agreement) or Mr. Nouri terminates his employment for “good reason” (as defined in the agreement). The agreement also contains a retention provision designed to incentivise Mr. Nouri to remain employed by Smart Online following a “change of control” as defined in the agreement. Under this retention provision, if Mr. Nouri remains employed by the surviving entity for a period of time after the change of control occurs designated by the Board of Directors of the surviving entity, and either his employment is terminated by the surviving entity without cause or by Mr. Nouri for good reason, the surviving entity must pay Mr. Nouri an amount equal to 299% of his highest annual salary and bonuses during the preceding five years. This retention payment is in addition to other severance payments described above. Mr. Nouri’s agreement contains non-competition and non-solicitation provisions. Refer to “Item 13. Certain Relationships and Interested Transactions” for a description of the salary deferral and payments of deferred salary.

Henry Nouri.  Effective April 1, 2004, covering employment commencing as of June 1, 2004 Smart Online and Henry Nouri entered into an employment agreement, which provided for an initial base salary of $150,000. The agreement replaced an employment agreement dated July 14, 1999 that was about to expire. The new agreement has a termination date of December 31, 2005, but it will be automatically extended for additional two-year terms, unless either Mr. Nouri or Smart Online provides the other with written notice of intention not to renew at least 180 days prior to the end of the term or the end of any renewal period. The agreement requires Smart Online to make a severance payment to Mr. Nouri in an amount equal to twelve months of base salary, if either Smart Online terminates Mr. Nouri’s employment without “cause” (as defined in the agreement) or Mr. Nouri terminates his employment for “good reason” (as defined in the agreement). The agreement also contains a retention provision designed to incentivise Mr. Nouri to remain employed by Smart Online following a “change of control” as defined in the agreement. Under this retention provision, if Mr. Nouri remains employed by the surviving entity for a period of time after the change of control occurs designated by the Board of Directors of the surviving entity, and either his employment is terminated by the surviving entity without cause or by Mr. Nouri for good reason, the surviving entity must pay Mr. Nouri an amount equal to 299% of his highest annual salary and bonuses during the preceding five years. This retention payment is in addition to other severance payments described above. Mr. Nouri’s agreement contains non-competition and non-solicitation provisions. Refer to “Item 13. Certain Relationships and Interested Transactions” for a description of the salary deferral and payments of deferred salary.

Ronna Loprete.  Effective April 1, 2004, covering employment commencing as of June 1, 2004 Smart Online and Ronna Loprete entered into an employment agreement which provided for an initial base salary of $120,000. The agreement replaced an employment agreement dated June 29, 1999 that was about to expire. The new agreement has a termination date of December 31, 2005, but it will be automatically extended for additional one-year terms, unless either Ms. Loprete or Smart Online provides the other with written notice of intention not to renew at least 30 days prior to the end of the term or the end of any renewal period. The agreement requires Smart Online to make a severance payment to Ms. Loprete in an amount equal to three months of base salary, if either Smart Online terminates Ms. Loprete’s employment without cause (as defined in the agreement) or Ms. Loprete terminates her employment for “good reason” (as defined in the agreement). Ms. Loprete’s agreement contains non-competition and non-solicitation provisions. Refer to “Item 13. Certain Relationships and Interested Transactions” for a description of the salary deferral and payments of deferred salary.

Jose Collazo.  Effective May 1, 2004, covering employment commencing as of June 1, 2004 Smart Online and Jose Collazo entered into an employment agreement, which provided for an initial base salary of $120,000. The agreement replaced an employment agreement dated August 1, 2000 that would expire later this year. The new agreement has a termination date of December 31, 2005, but it will be automatically extended for additional one-year terms, unless either Mr. Collazo or Smart Online provides the other with written notice of intention not to renew at least 30 days prior to the end of the term or of any renewal period. The agreement requires Smart Online to make a severance payment to Mr. Collazo in an amount equal to three months of base salary, if either Smart Online terminates Mr. Collazo’ s employment without cause (as defined in the agreement) or Mr. Collazo terminates his employment for “good reason” (as defined in the agreement). Mr. Collazo’s agreement contains non-competition and non-solicitation provisions. The new agreement was accompanied by a grant of incentive stock options for seventy-five thousand (75,000) shares of common stock at an exercise price of three dollars and fifty cents ($3.50) vesting over a two (2) year period in four (4) equal installments and exercisable for nine (9) years and eleven (11) months. Option vesting is accelerated upon a change of control or corporate reorganization such that all options would vest immediately.

Anil Kamath. Effective May 1, 2004, covering employment commencing as of June 1, 2004 Smart Online and Anil Kamath entered into an employment agreement which provided for an initial base salary of $125,000. The agreement replaced an employment agreement dated October 16, 2000 that would expire later this year. The new agreement has a termination date of December 31, 2005, but it will be automatically extended for additional one-year terms, unless either Mr. Kamath or Smart Online provides the other with written notice of intention not to renew at least 30 days prior to the end of the term or of any renewal period. The agreement requires Smart Online to make a severance payment to Mr. Kamath in an amount equal to three months of base salary, if either Smart Online terminates Mr. Kamath’ s employment without cause (as defined in the agreement) or Mr. Kamath terminates his employment for “good reason” (as defined in the agreement). Mr. Kamath’s agreement contains non-competition and non-solicitation provisions. The new agreement was accompanied by a grant of incentive stock options for seventy-five thousand (75,000) shares of common stock at an exercise price of three dollars and fifty cents ($3.50) vesting over a two (2) year period in four (4) equal installments and exercisable for nine (9) years and eleven (11) months. Option vesting is accelerated upon a change of control or corporate reorganization such that all options would vest immediately.

Stock Option Grants to Senior Executives

None of the executive officers named above has exercised options to purchase shares of Smart Online’s common stock during the year ended December 31, 2004.

The foregoing option grants are subject to the terms and conditions of the three plans under which the options were granted. Set forth below is a summary of the terms of each of these plans. These are only summaries and do not include all the provisions of these plans, which can only be understood by reading the full plans.

2004 Equity Compensation Plan

We adopted our 2004 Equity Compensation Plan as of March 31, 2004. The 2004 plan provides for the grant of options intended to qualify as “incentive stock options,” options that are not intended to so qualify or “nonstatutory stock options” and restricted stock and other direct stock awards. The total number of shares of common stock reserved for issuance under the 2004 plan is 5,000,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar capital change. At December 31, 2004, options to purchase 520,000 shares of our common stock were outstanding under the 2004 plan.

The plan is administered by our Board of Directors, which selects the eligible persons to whom options or stock awards shall be granted, determines the number of shares subject to each option or stock award, the exercise price therefore and the periods during which options are exercisable, interprets the provisions of the 2004 plan and, subject to certain limitations, may amend the 2004 plan. Each option or stock award granted under the 2004 plan shall be evidenced by a written agreement between Smart Online and the grantee. Grants may be made under the 2004 plan to employees (including officers) and directors of Smart Online as well as to certain consultants and advisors.

The exercise price for incentive stock options granted under the 2004 plan is required to be no less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. Incentive stock options granted under the 2004 plan have a maximum term of 10 years, except for option grants to 10% stockholders, which are subject to a maximum term of 5 years. Nonstatutory stock options granted under the 2004 plan have a term determined by the Board of Directors. Options granted under the 2004 plan are not transferable, except by will and the laws of descent and distribution.

2001 Equity Compensation Plan

We adopted our 2001 Equity Compensation Plan on May 31, 2001. The 2001 plan provides for the grant of options intended to qualify as “incentive stock options,” options that are not intended to so qualify or “nonstatutory stock options” and restricted stock. As of December 15, 2004, the total number of shares of our common stock reserved for issuance under the 2001 plan is 870,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar change. Options to purchase 870,000 shares granted under the 2001 plan are outstanding at December 31, 2004, and Smart Online may not make any further grants under the 2001 plan.

The plan is administered by our Board of Directors, which selected the eligible persons to whom awards could be made, determined the number of shares subject to each option or stock award, the exercise price therefore and the periods during which the options were exercisable. The Board of Directors also interprets the provisions of the 2001 plan and, subject to certain limitations, may amend the 2001 plan. Each option or grant of restricted stock made under the 2001 plan is evidenced by a written agreement between Smart Online and the grantee. Grants could be made under the 2001 plan to employees, directors and certain consultants and advisors of Smart Online.

The exercise price for incentive stock options granted under the 2001 plan was required to be no less than the fair market value of the common stock on the date the option was granted, except for options granted to 10% stockholders, which were required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option was granted. Incentive stock options granted under the 2001 plan have a maximum term of 10 years, except for option grants to 10% stockholders, which were subject to a maximum term of 5 years. Nonstatutory stock options granted under the 2001 plan had a term determined by the Board of Directors. Options granted under the 2001 plan are not transferable, except by will and the laws of descent and distribution.

1998 Stock Option Plan

We adopted our 1998 Stock Option Plan on November 12, 1998. The 1998 plan provides for the grant of options intended to qualify as “incentive stock options,” and options that are not intended to so qualify or “nonstatutory stock options.” As of December 31, 2004, the total number of shares of our common stock reserved for issuance under the 1998 plan is 288,900 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar change. Options to purchase 228,900 shares have been granted under the 1998 plan and remain outstanding at December 31, 2004, and Smart Online may not make any further grants under the 1998 plan.

The plan is administered by our Board of Directors, which selected the eligible persons to whom awards could be made, determined the number of shares subject to each option or stock award, the exercise price therefore and the periods during which the options were exercisable. The Board of Directors also interprets the provisions of the 1998 plan and, subject to certain limitations, may amend the 1998 plan. Each option granted under the 1998 plan is evidenced by a written agreement between Smart Online and the optionee. Grants could be made under the 1998 plan to key employees, directors and independent contractors of Smart Online.

The exercise price for incentive stock options granted under the 1998 plan was required to be no less than the fair market value of the common stock on the date the option was granted, except for options granted to 10% stockholders, which were required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option was granted. Stock options granted under the 1998 plan have a maximum term of 10 years, except for incentive stock option grants to 10% stockholders, which were subject to a maximum term of 5 years. Options granted under the 1998 plan are not transferable, except by will and the laws of descent and distribution.

Participation in Compensation Deliberations

Smart Online has no Compensation Committee. All Directors of Smart Online participate in compensation deliberations, including Michael Nouri, Henry Nouri, Ronna Loprete and Thomas Furr, all of whom are executive officers of Smart Online. No other persons participated in compensation deliberations.

Board of Directors

All our Directors are officers of Smart Online. We do not pay these Directors any additional amounts for serving on our Board of Directors. We intend to recruit new Directors, who are not officers or employees of Smart Online, and when attractive candidates are identified and agree to become Directors. When we recruit independent directors for our Board, we will develop a compensation policy for independent Directors.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Our directors and officers are indemnified as provided by the Delaware Business Corporations Act (the “Delaware Corporations Act”) and our Certificate of Incorporation. We have been advised that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

Graphic Comparison of Stock Performance

Smart Online’s Common Stock was not publicly traded during the year ended 2004. Consequently, no graphic comparison about stock performance is included herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2005: (i) by each person who is known by us to beneficially own more than 5% of our common stock and after completion of this offering; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Beneficial Owner Name and Address	Amount and Nature of Beneficial Ownership(1)(2)	Percentage(2) At March 15, 2005
Dennis Michael Nouri(4)(5) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	3,302,027	27%
Henry Nouri(4)(6) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	3,091,984	25%
Ronna Loprete(7) C/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	340,631	3%
Thomas Furr(8) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	410,637	3%
Anil Kamath(9) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	218,750	2%
Tamir Sagie(10)(11) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	400,000	3%
Atlas Capital SA(12) (13) 116 Rue du Rhone CH-1204 Geneva, Switzerland	1,176,341	10%
Doron Roethler(14) c/o Michal Ravivat Granot, Strauss, Adar & Co. 28 Bezalel Street Ramat Gan 52521, Israel	1,754,735	15%
Jose Collazo (15) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	219,450	2%
Scott Whitaker(16) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	5,000	0%
All officers and directors as a group (8 persons)(17)	4,783,995	37%

(1)	All shares are common stock. Unless otherwise indicated by footnotes, all beneficial ownership is direct and is not shared with others.
(2)
The preceding table was prepared based solely upon the information furnished to us by officers, directors and stockholders as of March 15, 2005 and from corporate stock transfer ledgers. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option or a warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2005. As of March 15, 2005, there were 12,181,832 shares issued and outstanding and our officers and directors beneficially owned approximately 730,000 shares which can be acquired upon exercise of stock options within sixty (60) days after March 15, 2005, which options were treated the same as outstanding shares in calculating the percentage ownership of our officers and directors.

(3)	Assumes that all securities offered hereby will be sold.
(4)
Includes 2,841,984 shares owned by American Investment Holding Group, owned by Michael and Henry Nouri, and as to which they share the power to vote and the power to dispose of such shares, and solely with respect to Michael Nouri also includes 87,043 shares owned by Charter Holding LLC, owned by Michael Nouri, which includes 23,000 shares of common stock owned by a trust for which Michael Nouri is the trustee and is not a beneficiary. Does not include shares owned by Ronna Loprete, wife of Michael Nouri.

(5)	Includes 250,000 shares which can be acquired upon the exercise of options which can be exercised at any time within the sixty (60) days after March 15, 2005.
(6)	Includes 250,000 shares which can be acquired upon the exercise of options which can be exercised at any time within the sixty (60) days after March 15, 2005.
(7)
Includes 75,000 shares which can be acquired upon the exercise of options which can be exercised at any time within the sixty (60) days after March 15, 2005. Does not include shares beneficially owned by Michael Nouri, husband of Ronna Loprete.

(8)	Includes 75,000 shares which can be acquired upon the exercise of options which can be exercised at any time within the sixty (60) days after March 15, 2005.
(9)
Includes 37,500 shares which can be acquired upon exercise of options which can be exercised at any time within sixty (60) days after March 15, 2005.  Does not include 37,500 shares subject to options which cannot be exercised within sixty (60) days after March 15, 2005.

(10)
Mr. Sagie was an officer at December 31, 2004, but ceased to be an officer in January 2005. Includes 200,000 shares which can be acquired upon the exercise of options which can be exercised at any time within the sixty (60) days after March 15, 2005.

(11)
Includes 60,000 shares owned by Nen, Inc. as to which Mr. Sagie is sole owner and 125,000 shares Mr. Sagie received in February 2005 from Greenleaf Ventures Ltd. in exchange for his ownership interest in Greenleaf.

(12)	Includes 237,428 shares which can be acquired upon exercise of warrants which can be exercised within sixty (60) days after March 15, 2005.
(13)
Atlas Capital SA had the right to require two other stockholders to purchase all its common stock and warrants under certain circumstances. This right was terminated by agreement with Atlas Capital SA on March 18, 2005. Refer to “Certain Relationships and Related Transactions” for a description of this put agreement.

(14)
Includes (i) 1,323,619 shares owned by Greenleaf Ventures Ltd., a British Virgin Islands company, owned by Doron Roethler, (ii) 121,116 shares owned by Crystal Management Ltd., a company registered in Anguilla, owned by Doron Roethler, and (iii) 310,000 shares of common stock owned directly by Doron Roethler.

(15)
Includes 37,500 shares which can be acquired upon exercise of options which can be exercised at any time within sixty (60) days after March 15, 2005. Does not include 37,500 shares subject to options which cannot be exercised within sixty (60) days after March 15, 2005.

(16)
Includes 5,000 shares which can be acquired upon exercise of options which can be exercised to any time within sixty (60) days after March 15, 2005. Does not include 20,000 shares subject to options which cannot be exercised within sixty (60) days after March 15, 2005, 2007.

(17)
Includes 930,000 shares which can be acquired upon the exercise of options at any time within sixty (60) days after March 15, 2005 and does not include 95,000 shares subject to options which cannot be exercised within sixty (60) days after March 15, 2005. Includes shares owned by Tamir Sagie who ceased to be an officer in January 2005.

The following table sets forth as of December 31, 2004, information related to stockholder approval of our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares of Common Stock reflected in column (a))(2) (c)
Equity Compensation plans approved by security holders	1,905,078	$2.71	4,480,000
Equity Compensation plans not approved by security holders	500,000	$2.55	N/A
Total	2,405,078		4,480,000

(1) The foregoing table includes 500,000 shares issuable pursuant to warrants and options granted to consultants, advisors, employees, officers or directors pursuant to individual compensation arrangements not under any equity compensation plan.

(2) Includes 4,480,000 shares remaining under the 2004 Equity Compensation Plan. No shares remain available for grants under either the 2001 Equity Compensation Plan or the 1998 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions

Except as disclosed below, none of the following persons has, since January 1, 2004, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;

•	Any person proposed as a nominee for election as a director;

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•	Any of our promoters;

•	Any relative or spouse of any of the foregoing persons who lives in the same house as such person.

Consulting Services

During 2004, Smart Online utilized the services of a consulting firm, Nen, Inc., owned by one of its officers, Tamir Sagie, to provide strategic international sales and marketing services and paid consulting fees of $70,000 during 2004 related to these services. Additionally, Smart Online paid the same consulting firm $31,000 related to the sale of certain shares of Common Stock during the first half of 2004.   In addition, during the third quarter of 2004, Smart Online paid this same consultant an additional $31,000 in consulting fees for assisting the Company with obtaining additional equity financing during the quarter.

Smart Online paid $158,384 in 2004 to an entity in which Michael Nouri, the Company’s CEO, is also an officer, because that company paid Smart Online’s employees during the first quarter of 2004 while Smart Online was dealing with a tax matter with the Internal Revenue Service.

Smart IL

Approximately 32.9% of total revenues for the year ended December 31, 2004 was from a single customer, Smart IL Ltd. (“SIL”), formerly known as Smart Revenue Europe Ltd., an Israeli based software company that specialized in secured instant messaging products. During March 2004 SIL ceased further development of its technology and laid-off all employees after SIL completed development of, and delivered to us, its instant messenger product.  SIL is currently seeking to license or sell its technology, however, we do not expect to receive substantial revenue from SIL in the future. SIL is owned by Doron Roethler, a shareholder of Smart Online. Also, during 2004, Smart Online paid Smart II, Ltd. $75,000 related to moving expenses, reseller payments, and technical co-development work.

Loans, Salary Deferrals and Security Interests of Certain Officers, Employees and Relatives

As of December 31, 2003, Smart Online owed Michael Nouri, the Company’s CEO, $86,480 related to loans he had made to Smart Online. During the first nine months of 2004, Smart Online borrowed an additional $4,793 from and repaid the entire remaining outstanding balance of $91,273 to this officer. Until October 2003, Smart Online did not pay any interest on these loans, thereafter the loans accrued interest at a rate of 15.0%. As of December 31, 2003, Smart Online was owed $38,681 by a trust established by Michael Nouri. During the first six months of 2004, Smart Online lent the trust an additional $142,860 and the trust repaid the entire balance owed to Smart Online totaling $181,542. As of December 31, 2004 all borrowings from and loans to the officer and the trust were repaid in full.

During 2000, Smart Online borrowed $125,000 from a shareholder, David Williams. The loan accrued interest at a rate of 8.0% per annum and was repaid in March 2004 including accrued interest of $33,534.

During 2002, William Furr (the father of Thomas Furr, who is Vice President Sales and a Director of Smart Online, and who owned 436,011 shares of Smart Online) lent Smart Online $270,000.  In consideration for this loan, Smart Online issued 20,000 shares of restricted stock to this individual without additional consideration by Mr. Furr. Subsequently during 2002, Smart Online repaid $225,000 of this indebtedness. This loan was evidenced by an unsecured promissory note bearing interest at a rate of 6%. . In 2003, Smart Online borrowed an additional $190,000 from this individual and repaid $10,000. In consideration for extending the term of the 2002 borrowings and for loaning the additional $190,000, Smart Online issued an additional 150,000 shares of Common Stock to Mr. Furr. Smart Online recorded interest expense of $75,000 in 2003 and 2004 related to this issuance. In additional, this note accrued interest at a rate of 15% per annum. At that time, Mr. Furr extended the due date of the first loan and evidenced the loan extension with a second note in the amount of the $42,473 unpaid principal and interest from the first loan. The new note was also due May 13, 2004 and accrued 15% interest compounded annually. At the time of the second loan, Smart Online granted William Furr, a security interest in all the assets of Smart Online, which was a first priority lien to accrue all amounts owed to Mr. Furr. Smart Online repaid all amounts owed to William Furr on March 24, 2004.

As of December 31, 2004, the Smart Online owed certain officers (Michael Nouri, Henry Nour, Ronna Loprete, Thomas Furr and Eric Nouri) deferred compensation of $949,777 and accrued interest thereon of $142, 037. This deferred compensation was for nonpayment of a portion of the compensation, including commissions and interest charges on previously earned but unpaid compensation, from the second quarter of 2001 until September, 2003. In October 2003, these salary deferrals plus interest were converted to promissory notes (the “2003 Notes”) in the aggregate amount of $1,049,765. These 2003 Notes bore 15% interest and were payable on demand, but on December 19, 2003, the officers agreed not to demand payment until May 31, 2004. During the fourth quarter of 2003 and the first quarter of 2004, these officers deferred an additional $141,771 of compensation.  Additionally, during this period $50,135 of the original notes payable were repaid.  In April 2004, the holders of the 2003 Notes agreed to exchange the 2003 Notes for new promissory notes (the “2004 Notes”) with due dates of December 31, 2004. The principal amount of the 2004 Notes, $1,141,401, included the unpaid principal from the 2003 Notes, plus the subsequent deferrals.  Subsequently during 2004, $160,904 was repaid against the 2004 Notes and an additional $2,302 of compensation was deferred.  The 2004 Notes bore interest at a rate of 15% per annum through June 1, 2004 at which time the holders voluntarily reduced the rate to 8% per annum. On April 30, 2004, the 2004 Notes were extended until May 31, 2005, but later during 2004 the officers entered into standstill agreements not to demand payment until June 30, 2006. The standstill agreement was again amended on December 22, 2004, to provide that demand for payment could be made upon the earlier of June 30, 2006 or the closing after January 1, 2005 of a financing with gross proceeds to Smart Online of $2,000,000 or more. After Smart Online raised $2,500,000 from a sale of securities to a foreign investor in February 2005, Smart Online paid in full the $949,777 of deferred compensation, plus all accrued interest of $154,288, and cancelled the related promissory notes to these officers as follows: Michael Nouri $296,667, Henry Nouri $398,383, Ronna Loprete $92,500, Thomas Furr $117,810, and Eric Nouri $44,417. The 2003 Notes and 2004 Notes and all other obligations of Smart Online arising out of loans and salary deferrals were secured by all the assets of Smart Online. The security interest was originally a second lien on all the assets, but with repayment of all amounts owed to the holder of the first lien (William Furr), the security interest became a first lien on all the assets of Smart Online.

Put Agreements In Connection With Private Placement Investor

Michael Nouri and Doron Roethler (“Grantors”) entered into a Put Agreements dated March 10, 2004 and August 13, 2004 with Atlas Capital, SA (“Atlas”). Smart Online is not a party to this agreement, but these agreements were entered into at the time of an investment in Smart Online by Atlas to provide comfort to Atlas that Smart Online would fulfill its promise to cause its common stock to become publicly traded. The Put Agreements give Atlas the right to require Mr. Nouri and Mr. Roethler to purchase for $2,700,000 all the 728,571 shares of common stock and warrants to purchase 188,571 shares of common stock Atlas purchased from Smart Online in March 2004 and August 2004. Atlas also owns 162,857 shares of common stock and warrants to purchase 48,857 which are not covered by any Put Agreement.  The Put Agreements can be exercised in the sole discretion of Atlas during the month of March 2005 or during the month of March 2006, but the Put Agreements terminate and the put options cannot be exercised after (i) the common stock of Smart Online is listed or quoted for pubic trading, or (ii) the stockholders of Smart Online vote to approve any action reasonably necessary to cause Smart Online stock to be publicly traded, but Atlas votes against the action, or (iii) Atlas transfers any of its common stock or warrants of Smart Online.  The Put Agreements are not assignable and terminate if Atlas transfers the securities covered by the Put Agreements. The Put Agreements terminated by agreement with Atlas on March 18, 2005.

Corporate Reorganization

During the first quarter of 2004, Smart Online completed a corporate reorganization (the “Reorganization”) of its capital stock, which eliminated the Series A Preferred Stock of Smart Online. All holders of Series A Preferred Stock who participated in the reorganization by signing Reorganization, Lock-up Proxy and Release agreements dated January 1, 2004 (the “Reorganization Agreements”) received approximately 2.22 shares of common stock (of which 1.22 shares were issued under conversion rights and one share was issued in consideration for contractual commitments) Smart Online for each share of Series A Preferred Stock they held prior to the Reorganization and also received the right to receive cash payments from Smart Online equal to a percentage of the net proceeds Smart Online raises during calendar year 2004 from sales of equity securities and convertible debt securities in excess of $5 million of net proceeds. The percentage payable to participating holders of Series A Preferred Stock is as follows: (i) 20% of net proceeds between $5 million and $10 million of net proceeds, (ii) 30% of net proceeds between $10 million and $15 million of net proceeds, and (iii) 40% of net proceeds between $15 million and $20 million of net proceeds. As of December 31, 2004, we raised approximately $4.6 million of net proceeds.  Consequently, no payments have been due or will be due pursuant to this provision. In August 2004, the former holders of Series A Preferred Stock ratified their prior approval of the Reorganization.

Participating holders of Series A Preferred Stock who signed the Reorganization Agreements also agreed to subject approximately 90% of the common shares they received in the reorganization to transfer restrictions that include, among other restrictions, a “lock-up” agreement preventing the sale or transfer of the shares (other than transfers to certain related parties). The restrictions are effective through September 30, 2006, but commencing October 1, 2005 each holder subject to the provisions of the Lock-up Agreements may transfer up to 8.5% of such holder’s shares that are subject to the restrictions during each calendar month. The Reorganization Agreements also contained mutual releases by Smart Online and participating holders of Series A Preferred Stock.

Private Placement

From March through June 2004, Smart Online sold 999,141 shares of its common stock and warrants to purchase 288,638 shares of its common stock for an aggregate gross purchase price of $3,496,994 to 19 investors pursuant to a private offering. Different investors received different amounts of warrants depending on the amount invested. On average, investors received a warrant to purchase approximately three-tenths of a share of Common Stock for each share they purchased. The warrants have an exercise price of $3.50 per share. These shares are included in a registration statement that became effective on February 15, 2005.

Rescission Offer

On August 6, 2004, Smart Online made a rescission offer to shareholders who purchased 999,141 shares of common stock of Smart Online and warrants to acquire an additional 288,638 shares of common stock for $3.50 per share in a private placement conducted during March through June of 2004, in which Smart Online raised a total of $3,496,994. The rescission offer was made because in connection with the audit of its financial statements and due diligence review of information in connection with preparing the registration statement of which this Prospectus is a part, Smart Online identified certain inaccuracies and omissions in the information it provided to investors in the private placement.  These inaccuracies and omissions included changes to how Smart Online recognized revenue, establishing reserves for contingent liabilities, inventory, accounts receivable, and equipment write downs and other accounting adjustments, failing to disclose the effects of antidilution provisions after dilutive issuances and failure to disclose information about customers, discounting, promotions and other product price information.   Upon identifying such inaccuracies and omissions, Smart Online made the rescission offer and disclosed the inaccuracies and omissions to all investors who purchased shares in the private placement. In the rescission offer, Smart Online offered to repurchase all the shares and warrants sold in the private placement for the original purchase price, plus interest, and afforded shareholders a thirty-day period in which to accept the rescission offer. One shareholder accepted the rescission offer and Smart Online paid that shareholder $102,610 as payment in full of the purchase price and interest. No other shareholders accepted the rescission offer and all shareholders to whom the offer was made executed and delivered releases for any potential liabilities arising out of disclosures made by Smart Online in the private placement.

Shares Issued in Pursuant to Registration Rights Agreement

In connection with the private placement conducted during March through June of 2004, Smart Online and the investors executed registration rights agreements. This registration rights agreement required Smart Online to pay investors 2% of their investment for each thirty-day period after June 30, 2004 in which Smart Online failed to file a registration statement registering shares sold in the private placement, which amount is prorated for partial 30-day periods. The registration rights agreements provided that Smart Online could choose to pay this by issuing shares of its common stock in lieu of cash, which Smart Online chose to do. On November 1, 2004, Smart Online issued 58,226 shares of its common stock to satisfy amounts that accrued through November 1, 2004 at the rate of one share for each $3.50 of accrued liability. These shares were included in a registration statement that became effective on February 15, 2005.

Exchange of Bank One Warrant

In 2001, Smart Online issued to Bank One, N.A., a warrant to purchase 619,309 shares of the common stock of Smart Online for an exercise price of $18.00 per share in connection with Smart Online and Bank One entering into a syndication partnering agreement. The warrant contained a weighted average anti-dilution provision, which caused the exercise price of the warrant to decrease to approximately $12.04 per share and the number of shares issuable upon exercise of the warrant to increase to approximately 925,789 shares of common stock as of August 1, 2004. To simplify its capital structure, Smart Online offered to issue shares of common stock of Smart Online to Bank One in exchange for cancellation of the warrant. On September 3, 2004, Bank One exchanged the warrant for 100,000 shares of common stock of Smart Online, which shares were issued to J P Morgan Chase & Co., an affiliate of Bank One. These shares are included in a registration statement that became effective on February 15, 2005.

Private Placement

During August through September 27, 2004, Smart Online sold 290,000 shares of its common stock to investors in a private placement for a price of $5.00 per share, for an aggregate of $1,450,000. These shares were included in a registration statement that became effective on February 15, 2005.

Revenue and Expense Transactions

Refer to “Item 7. Management’s Discussion and Analysis of Financial Performance and Results of Operations - Revenue from Related Parties” and Notes to Financial Statements for a description of related party transactions with companies that resulted in Smart Online receiving revenue or incurring expenses.

Stock Sales to Insiders

The following table summarizes sales by us of our common stock since January 1, 2004 to our executive officers, directors and persons who currently own five percent or more of our total voting securities. These transactions do not include grants of stock options which are disclosed in “Executive Compensation.”

	Shares of Common Stock	Total Purchase Price	Date of Purchase
Atlas Capital	628,571	$2,200,000	3/22/2004
Atlas Capital	162,857	$570,000	5/24/2004
Atlas Captial	100,000	$500,000	8/30/2004

Greenleaf Ventures, owned by a shareholder of Smart Online, Doron Roethler, purchased 495,319 shares of our Series A Preferred Stock from us on November 17, 2003 for $495,320. These shares were exchanged for 1,098,619 shares of our Common Stock in the reorganization that occurred in the first quarter of 2004.

Fees for Sales of Stock

Smart Online raised $2,500,000 in a sale of Common Stock under Regulation S during the first quarter of 2005. A company introduced to Smart Online by Doron Roethler, a shareholder of Smart Online, was paid a fee in the amount of $250,000 for introducing the investor to Smart Online.

Item 14. Principal Accounting Fees and Services

Independent Accountant Fees

During 2004, the Company engaged BDO Seidman, LLP to provide services in the following categories and amounts:

Audit Fees

Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and reviews of financial statements included in the Company’s SB-2 Registration statement were $157,983. The audits for fiscal years 2002 and 2003 were performed during fiscal 2004.  The audit fees also include review of the Company's SB-2 Registration Statement and subsequent amendments.

Audit-Related Fees

None.

Tax Fees

The principal accountant did not provide professional services related to tax compliance, tax advice, and tax planning during fiscal years 2004 and 2003.

All Other Fees

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 on page 56 of this Form 10-K.

2. Financial Statement Schedule: None.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

(c)	Financial Statement Schedules omitted by reason of Rule 14a-3(b): None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART ONLINE, INC. Registrant

By:	/s/ Michael Nouri
Michael Nouri, Principal Executive Officer April 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott Whitaker

Scott Whitaker, Principal Financial Officer and
Principal Accounting Officer
April 13, 2005

/s/ Michael Nouri

Michael Nouri
Principal Executive Officer and Director
April 13, 2005

/s/ Ronna Loprete

Ronna Loprete
Director
April 13, 2005

/s/ Tom Furr

Tom Furr
Director
April 13, 2005

/s/ Henry Nouri

Henry Nouri
Director
April 13, 2005

INDEX TO EXHIBITS
Incorporated by Reference
________________________________________

Exhbit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certification of Incorporation	SB-2	333-119385	3.1	9/30/04
3.2	Amended and Restated By-Laws	SB-2	333-119385	3.1	9/30/04
10.1	2004 Equity Compensation Plan	SB-2	333-119385	10.1	9/30/04
10.2	2001 Equity Compensation Plan	SB-2	333-119385	10.2	9/30/04
10.3	1998 Stock Option Plan	SB-2	333-119385	10.3	9/30/04
10.4	Form of Reorganization Lock-up Proxy and Release Agreement dated 1/01/04 between Online and stockholders of Smart Online	SB-2	333-119385	10.4	9/30/04
10.5	Form of Lock-up Agreement dated 01/01/04, between Online and stockholders of Smart Online	SB-2	333-119385	10.5	9/30/04
10.6	Form of Subscription Agreement with lock-up provisions between Smart Online and investors	SB-2	333-119385	10.6	9/30/04
10.7	Form of Registration Rights Agreement dated as of 02/01/04 between Smart Online and investors	SB-2	333-119385	10.7	9/30/04
10.8	Employment Agreement dated 04/01/04 with Michael Nouri	SB-2 Amendment 1	333-119385	10.8	11/24/04
10.9	Employment Agreement dated 04/01/04 with Henry Nouri	SB-2 Amendment 1	333-119385	10.9	11/24/04
10.10	Employment Agreement dated 04/01/04 with Ronna Loprete	SB-2 Amendment 1	333-119385	10.10	11/24/04
10.11	Employment Agreement dated 05/01/04 with Jose Collazo	SB-2 Amendment 1	333-119385	10.11	11/24/04
10.12	Employment Agreement dated 05/01/04 with Anil Kamath	SB-2 Amendment 1	333-119385	10.12	11/24/04
10.13	Security Agreement dated 10/13/03 with Smart Online as the Debtor and Michael Nouri, Henry Nouri, Thomas Furr, Ronna Loprete and Eric Nouri as the Secured Parties	SB-2 Amendment 1	333-119385	10.13	11/24/04
10.14	$418,749.93 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Michael Nouri	SB-2 Amendment 1	333-119385	10.14	11/24/04
10.15	$64,602.90 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Michael Nouri	SB-2 Amendment 1	333-119385	10.15	11/24/04
10.16	$398,383.27 Promissory Note dated 04/01/04 from Smart Online as the Debtor to Henry Nouri	SB-2 Amendment 1	333-119385	10.16	11/24/04
10.17	$116,507.60 Promissory Note dated 04/30/04 from Smart Online as the Debtor Thomas Furr	SB-2 Amendment 1	333-119385	10.17	11/24/04
10.18	$92,500 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Ronna Loprete	SB-2 Amendment 1	333-119385	10.18	11/24/04
10.19	$47,740.18 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Eric Nouri	SB-2 Amendment 1	333-119385	10.19	11/24/04
10.20	Standstill and Interest Modification Agreement dated 12/22/04 with Michael Nouri	SB-2 Amendment 2	333-119385	10.20	12/23/04
10.21	Standstill and Interest Modification Agreement dated 12/22/04 with Henry Nouri	SB-2 Amendment 2	333-119385	10.21	12/23/04
10.22	Standstill and Interest Modification Agreement dated 12/22/04 with Thomas Furr	SB-2 Amendment 2	333-119385	10.22	12/23/04
10.23	Standstill and Interest Modification Agreement dated 12/22/04 with Ronna Loprete	SB-2 Amendment 2	333-119385	10.23	12/23/04
10.24	Standstill and Interest Modification Agreement dated 12/22/04 with Eric Nouri	SB-2 Amendment 2	333-119385	10.24	12/23/04
10.25	Amended and Restated Integration Program Agreement for Vmail and Internet Messenger Engine dated 04/30/03 with Smart IL, Ltd.	SB-2 Amendment 1	333-119385	10.25	11/24/04
10.26	Amendment to Amended and Restated Integration Program Agreement dated 10/29/03 with Smart IL, Ltd.	SB-2 Amendment 1	333-119385	10.26	11/24/04

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)					X
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2
Certification of the Principal Financial Officer and the Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X