Form 10-Q
period 2005-03-31
SMART ONLINE INC
filed 2005-05-16
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10-Q
_________________

(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

[  ]    Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-119385

_________________

SMART ONLINE, INC.
(Exact name of registrant as specified in its charter)

_________________

Delaware	95-4439334
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2530 Meridian Parkway, 2nd Floor
Durham, North Carolina 27713
(Address of principal executive offices)

(919) 765-5000
(Registrant’s telephone number, including area code)
_________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as described in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

As of March 31, 2005, there were approximately 12,286,832 million shares of the Registrant’s Common Stock outstanding.

Smart Online, Inc.

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Smart Online, Inc.
Balance Sheets

Assets	March 31, 2005 (unaudited)	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$1,386,783	$173,339
Marketable securities	-	395,000
Accounts receivable, net	12,189	30,904
Other accounts receivable	-	43,455
Prepaid expenses	69,318	24,850
Total current assets	1,468,290	667,548
PROPERTY AND EQUIPMENT, net	115,956	75,636
INTANGIBLE ASSETS, net	16,473	16,623
OTHER ASSETS	16,114	13,894
TOTAL ASSETS	$1,616,833	$773,701
CURRENT LIABILITIES:
Accounts payable	$222,336	$186,382
Accrued payroll	122,299	110,079
Accrued payroll taxes, penalties and interest	49,341	574,827
Deferred revenue	673,861	721,689
Total current liabilities	1,067,837	1,592,977
LONG-TERM LIABILITIES:
Deferred compensation, notes payable and interest	-	1,091,814
Total long-term liabilities	-	1,091,814
Total liabilities	1,067,837	2,684,791

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 45,000,000 shares authorized, shares issued and outstanding: March 31, 2005 - 12,286,832; December 31, 2004 —11,631,832	12,287	11,632
Additional paid-in capital	37,563,408	34,809,832
Accumulated equity (deficit)	(37,026,699)	(36,732,554)
Total stockholders' equity (deficit)	548,996	(1,911,090)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,616,833	$773,701

See Notes to Financial Statements

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
REVENUES:
Integration fees	$129,522	$103,819
Syndication fees	92,040	30,621
OEM revenue	12,000	14,686
Web services	15,159	16,714
Other revenues	4,517	1,375
Related party revenues	-	82,513
Total revenues	253,238	249,728

COST OF REVENUES	31,727	57,019

GROSS PROFIT	221,511	192,709

OPERATING EXPENSES:
General and administrative	519,036	449,257
Sales and marketing	294,732	98,399
Development	255,227	164,378

Total operating expenses	1,068,995	712,034

LOSS FROM OPERATIONS	(847,484)	(519,325)

OTHER INCOME (EXPENSE):
Interest income (expense), net	5,998	(107,652)
Gain on debt forgiveness	547,341	27,548

Total other income (expense)	553,339	(80,104)
NET LOSS	(294,145)	(599,429)
Preferred stock dividends and accretion of discount on preferred stock	-	(2,215,625)
Accretive dividend issued in connection with registration rights agreement	-	(3,225,410)
Net loss attributed to common stockholders	$(294,145)	$(6,040,464)
NET LOSS PER SHARE:
Net loss attributed to common stockholders - Basic and Diluted	$(.02)	$(0.83)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic and Diluted	11,829,610	7,321,707

See notes to financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(294,145)	$(599,429)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	11,093	10,104
Common shares or options issued in lieu of compensation	-	161,000
Common shares issued for extension of loan	-	75,000
Issuance of warrants	19,231	-
Gain on debt forgiveness	(547,341)	(27,548)
Changes in assets and liabilities:
Accounts receivable	18,715	58,226
Related party receivable	-	33,057
Other accounts receivable	-	(18,333)
Prepaid expenses	(44,468)	(25,675)
Other assets	41,235	-
Deferred revenue	(47,828)	(183,720)
Accounts payable	57,809	(342,694)
Accrued payroll	12,220	1,372
Accrued payroll taxes payable	-	(990,858)
Accrued interest payable	-	(138,164)
Deferred compensation, notes payable, and interest	(1,091,814)	111,992
Net cash used in operating	(1,865,293)	(1,875,670)
Activities
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(51,263)	(644)
Redemption of marketable securities	395,000	-
Net cash provided by (used in) investing activities	343,737	(644)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	-	(350,000)
Repayments from stockholder	-	(86,480)
Issuance of common stock	2,735,000	2,288,499
Net cash provided by financing activities	2,735,000	1,852,019
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,213,444	(24,295)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	173,339	101,486
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,386,783	$77,191

Supplemental disclosures:
Cash payment during the period for interest:	$154,288	$164,055

Non-cash financing activities:
Non-cash accretion of preferred stock redemption value	$-	$2,215,625
Conversion of preferred stock into common stock	$-	$19,724,839

See notes to financial statements.

Smart Online, Inc.

Notes to Financial Statements - Unaudited

1.  Summary of Business and Significant Accounting Policies

Basis of Presentation- The accompanying balance sheet as of March 31, 2005 and the statements of operations and cash flows for the three months ended March 31, 2005 and 2004 are unaudited. These statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Form 10-K for the year ended December 31, 2004.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. In the opinion of the Company’s management, the unaudited statements in the Form 10-Q include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2005, its results of operations and its cash flows for the three months ended March 31, 2005 and 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.  The Company had accumulated losses of approximately $37,036,699 at March 31, 2005 and will be required to make significant expenditure in connection with continuing development and marketing efforts along with general and administrative expenses.  The Company's ability to continue its operations is dependant upon its raising of capital through equity financing in order to meet its working needs.

These conditions raise substantial doubt about the Company's ability to continue as a going concern, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

The Company may raise additional capital by the sale of its equity securities or other financing avenues.  Management believes that actions presently being taken to obtain additional funding provides the additional opportunity for the Company to continue as a going concern.

Description of Business - Smart Online, Inc. (the "Company" or "Smart Online") was incorporated in the State of Delaware in 1993. Smart Online develops and markets Internet-delivered Software-as-Service (SaS) software applications and data resources to start, run, protect and grow small businesses (one to fifty employees). Smart Online's subscribers access Smart Online's products through the portal at www.SmartOnline.com directly and through the web sites of private label syndication partners that include major companies and financial institutions.

Fiscal Year - The fiscal year ends December 31. References to fiscal 2005, for example, refer to the fiscal year ending December 31, 2005.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued and the period over with revenue is generated. Actual results could differ from those estimates.

Segments - The Company operates in one segment.

Revenue Recognition- We recognize revenue in accordance with accounting standards for software and service companies including United States Securities Exchange Commission (“SEC”), Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”), the Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”),and related interpretations including American Institute of Certified Public Accountants (“AICPA”) Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies, which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable. EITF 00-21 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, deliver or performance of the undelivered item is considered probable and substantially in control of the vendor. Smart Online’s syndication and integration agreements typically include multiple deliverables including the grant of a non-exclusive license to distribute, use and access the Smart Online platform, fees for the integration of content into the Smart Online platform, maintenance and hosting fees, documentation and training, and technical support and customer support fees. Smart Online cannot establish fair value of the individual revenue deliverables based on objective and reliable evidence because the Company does not have a long, consistent history of standard syndication and integration contractual arrangements, there have only been a few contracts that have continued past the initial contractual term, the Company does not have any contracts in which these elements have been sold as stand-alone items, and there is no third-party evidence of fair value for products or services that are interchangeable and comparable to Smart Online’s products and services. As such, Smart Online can not allocate revenue to the individual deliverables and must record all revenues received as a single unit of accounting as further described below. Additionally, Smart Online has evaluated the timing and substantive nature of the performance obligations associated with the multiple deliverables noted above, including the determination that the remaining obligations are essential to the on-going usability and functionality of the delivered products, and determined that revenue should be recognized over the life of the contracts due to such factors as the length of time over which the remaining obligations will be performed, the complex nature of integrating and maintaining customer content with Smart Online’s platform, which services are unavailable from other vendors, and the timing of payment of a portion of the contract price such as monthly hosting payments.

Syndication fees consist primarily of fees charged to syndication partners to create and maintain a customized private-label site and ongoing support, maintenance and customer service. The syndication agreements typically include an advance fee and monthly hosting fees. We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line. In general, we collect our billings in advance of the service period. The hosting fees are typically billed on a monthly basis. Our contract and support contracts are non-cancelable, though they typically provide for early termination upon a material breach by either party that is not cured in a timely manner. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations. Should the contract terminate earlier than its term then we recognize the remaining deferred revenue upon termination. At present, Smart Online has insufficient historical data to determine if the relationship with its existing customers will extend beyond the initial term with the customer continuing to benefit from the advance fee. If Smart Online determines that existing and/or future contracts are expected to extend beyond the initial term whereby the customer continuing to benefit from the advance fee, Smart Online will extend the revenue recognition period accordingly to include the extended term. Based on that experience, it is possible that, in the future, the estimates of customer lives may change and, in such event, the period over which such syndication revenues are amortized will be adjusted. Any such change in specified contract lives will affect our future results of operations. Additionally, the syndication contracts typically include revenue sharing arrangements whereby syndication partners typically charge their customers a monthly fee to access the private-label site. In most cases, the syndication agreement provide for Smart Online to receive a percentage of these fees. Fees derived from such revenue sharing arrangements are recorded when earned. To date such revenue sharing fees have been negligible.

Integration fees consist primarily of fees charged to integration partners to integrate their products into the Smart Online syndication platform. Integrating third-party content and products has been a key component of Smart Online’s strategy to continuously expand and enhance the platform offered to its syndication partners and its own customer base. We generally invoice our customers in advance of the service period in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations. At present, Smart Online has insufficient historical data to determine if the relationship with its existing customers will extend beyond the initial term with the customer continuing to benefit from the advance fee. If Smart Online determines that existing and/or future contracts are expected to extend beyond the initial term whereby the customer continuing to benefit from the advance fee, Smart Online will extend the revenue recognition period accordingly to include the extended term. Our contract and support contracts are non-cancelable, though they provide for early termination upon a material breach by either party that is not cured in a timely manner. Should the contract terminate earlier than its term then we recognize the remaining deferred revenue upon termination. Based on that experience, it is possible that, in the future, the estimates of customer lives may change and, in such event, the period over which such syndication revenues are amortized will be adjusted. Any such change in specified contract lives will affect our future results of operations. Additionally, integration agreements typically include an upfront fee and a revenue sharing component. Fees derived from such revenue sharing arrangements are recorded when earned. To date such revenue sharing fees have been negligible.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of the fee from integration is received upfront. Our contract and support contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. Online marketing, which consists of marketing services provided to our integration and syndication partners have in the past generated additional revenue. In addition, certain users have requested that Smart Online implement online marketing initiatives for them, such as promoting their products through Google or Overture Services. Online marketing has not been a material source of past income. We intend to seek an increase in the level of online marketing services in the future.

Web Services revenues are comprised of e-commerce sales directly to end-users, hosting and maintenance fees, e-commerce website design fees and online loan origination fees. E-commerce sales are made either on a subscription or a la carte basis. Subscription, which is access to most Smart Online offerings, is payable in advance on a monthly basis and is targeted at small companies or divisions of large companies. We will seek to grow our monthly subscription volume dramatically over the next 24 months as new versions of Smart Online’s platforms (OneBiz ConductorSM) are released.

Additionally, Smart Online receives a portion of third-party sales of products and services through revenue sharing arrangements, which involves a split of realized revenues. Hosting and maintenance fees are charged for supporting and maintaining the private-label portal and providing customer and technical support directly to our syndication partner’s users and are recognized on a monthly basis. E-commerce website design fees which are charged for building and maintaining corporate websites or to add the capability for e-commerce transactions are recognized over the life of the project. We have discontinued our third-party arrangement for online web design. We expect to resume this service after a new partner is under contract. Online loan origination fees are charged to provide users online financing option by which Smart Online receives payments for loan or credit provided. We intend to become more aggressive about promoting this line item in the future.

Subscription revenue is recognized ratably over the subscription period (usually one year). Third-party premium products are shared with integration partners.

OEM revenues are recorded based on the greater of actual sales or contractual minimum guaranteed royalty payments. Smart Online records the minimum guaranteed royalties monthly and receives payment of the royalties on a quarterly basis, 30 days in arrears. To the extent actual royalties exceed the minimum guaranteed royalties, the excess is recorded in the quarter Smart Online receives notification of such additional royalties.

Barter Transactions- Barter revenue relates to syndication and integration services provided by Smart Online to business customers in exchange for advertising in the customers’ trade magazines and on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged. Smart Online applies APB 29, Accounting for Non-Monetary Transactions, the provisions of EITF 93-11, “Accounting for Barter Transactions Involving Barter Credits” and EITF 99-13 “Accounting for Advertising Barter Transactions” and, accordingly, recognizes barter revenues only to the extent that Smart Online has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. To date, the amount of barter revenue to be recognized has been more objectively determinable based on integration and syndication services provided rather than based upon the value of advertising received. For revenue from integration and syndication services provided for cash to be considered similar to the integration and syndication services provided in barter transactions, the services rendered must have been in the same media and similar term as the barter transaction. Further, the quantity or volume of integration or syndication revenue received in a qualifying past cash transaction can only evidence the fair value of an equivalent quantity or volume of integration or syndication revenue received in subsequent barter transactions. In other words, a past cash transaction can only support the recognition of revenue on integration and syndication contracts transactions up to the dollar amount of the cash transactions. When the cash transaction has been used to support an equivalent quantity and dollar amount of barter revenue, that transaction cannot serve as evidence of fair value for any other  barter transaction. Once the value of the barter revenue has been determined, Smart Online follows the same revenue recognition principals as it applies to cash transactions with unearned revenues being deferred as described more fully above. At the time the barter revenue is recorded, an offsetting pre-paid barter advertising asset is recorded on Smart Online’s balance sheet. This pre-paid barter advertising asset is amortized to expense as advertising services are received such as when an advertisement runs in a magazine. Where more than one deliverable exists, such as when the barter partner is to provide advertising in four issues of a magazine, the expense is recognized pro-rata as the advertising deliverable is provided. Barter revenues totaled $3,333 and $107,665 in the first quarter of 2004 and 2005, respectively.

Cash and Cash Equivalents- All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Marketable Securities- Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at December 31, 2004, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. There were no unrealized gains or losses at December 31, 2004. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Software Development Costs- Smart Online has not capitalized any direct or allocated overhead associated with the development of software products prior to general release. SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

Impairment of Long Lived Assets- Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Property and Equipment- Property and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method as follows:

Office equipment	5 years
Furniture and fixtures	7 years

Intangible Assets- Intangible assets consists primarily of trademarks and are being amortized over their estimated useful lives.

Fair Values- The fair values of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate the carrying values due to the short period of time to maturity.

Accretion of Redemption Value of Redeemable Preferred Stock- The Company accreted the redemption value of redeemable preferred stock ratably over the minimum period such stock was outstanding. In addition, accrued but unpaid dividends were recorded to increase the carrying value of the redeemable preferred stock to the redemption value at maturity.

Advertising Costs- Smart Online expenses all advertising costs as they are incurred. The amount charged to expense during the first quarter of 2005 and 2004 were $136,335 and $(10,525), respectively. The 2005 period included $135,000 of barter advertising expenses and the 2004 period reflected a credit related to prior advertising activities.

Net Loss per Share- Basic loss per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of redeemable preferred stock, stock options and warrants that are computed using the treasury stock method. The Company excluded shares issueable upon the exercise of redeemable preferred stock, stock options and warrants from the calculation of common equivalent shares as the impact was anti-dilutive.

Stock-Based Compensation- Smart Online accounts for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Stock Options are generally granted at prices equal to the fair value of Smart Online’s common stock on the grant dates (see Note 9). Accordingly, Smart Online did not record any compensation expense in the accompanying financial statements for its stock-based compensation plans. Had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” Smart Online’s net loss attributed to common stockholders and net loss attributed to common stockholders per share for the quarters ended March 31, 2005 and 2004 would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net loss attributed to
common stockholders:
As reported	$(294,145)	$(6,040,464)
Add: Compensation cost	-	161,000
recorded at intrinsic value
Less: Compensation cost using	(34,052)	(268,825)
the fair value method
Pro forma	$(328,197)	$(6,148,289)

	Three months ended March 31, 2005	Three months ended March 31, 2004

Reported net loss attributed to
common stockholders:
Basic and diluted	$(0.02)	$(0.83)

Pro forma net loss per share:
Basic and diluted	$(0.03)	$(0.84)

The fair value of option grants under Smart Online’s plan and other stock option issuance during the quarters ended March 31, 2005 and 2004 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions were used:

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
Dividend yield	0. 00%	0. 00%
Expected volatility	0.00%	0.00%
Risk free interest rate	4.23%	4.23%
Expected lives (years)	9.0	5.0

New Accounting Standards

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

2. Balance Sheets Accounts

Marketable Securities

At December 31, 2004, marketable securities consisted of the following:

	Amortized Cost	Fair Value
Municipal bonds - redeemed February 2005	$395,000	$395,000

Smart Online did not hold any marketable securities on March 31, 2005.

Receivables

Smart Online evaluates the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on certain percentages of its receivables over 90 days old, which are determined based on historical experience and management’s assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of March 31, 2005 and December 31, 2004.

Property and Equipment

Property and equipment consists of the following at:

	March 31, 2005	December 31, 2004
Office equipment	$16,187	$16,187
Furniture and fixtures	7,125	7,125
Computer software	420,656	393,629
Computer equipment	687,030	663,723
Automobiles	29,504	29,504
	1,160,502	1,110,168
Less accumulated depreciation	(1,044,546)	(1,034,532)
Property and equipment, net	$115,956	$75,636

Depreciation expense for the quarters ended March 31, 2005 and 2004 was $11,093 and $10,104, respectively.

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

3. Stockholders’ Deficit

Common Stock and Warrants

During February and March 2005, Smart Online sold 580,000 shares of common stock and a warrant to purchase 50,000 shares of common stock resulting in gross proceeds of $2.9 million to foreign investors in sales exempt under Regulation S. A portion of those funds were used to repay deferred compensation, including interest thereon, as more fully discussed in Note 2. In connection with this financing, the Smart Online incurred stock issuance costs of $290,000. During March 2005, Smart Online raised an additional $125,000 in gross proceeds from the sale of 25,000 shares of common stock at $5.00 per share in a private placement. The aforementioned warrant was issued in consideration for the investor agreeing to certain restrictions on their ability to sell the shares. These warrants have an exercise price of $5 per share and terminate on January 1, 2007.

During February 2005, a consulting firm that was issued 350,000 warrants in November 2003, acquired 50,000 shares of Smart Online’s Common Stock as a result of the cashless exercise of warrants. Warrants to purchase 67,568 shares of Common Stock were cancelled in this cashless exercise. The fair market value of Smart Online’s Common Stock at the time of exercise was $5.00.

As an inducement to an investor who purchased shares of Common Stock during the first half of 2004, an officer of Smart Online and a shareholder entered into a Put Agreement dated March 10, 2004 with the investor. Smart Online was not a party to this agreement, but the agreement was entered into at the time of the investment into Smart Online to provide comfort to the investor that Smart Online would fulfill its obligation to cause its Common Stock to be publicly traded. As a result of Smart Online registering its Common Stock, this Put Agreement was cancelled in March 2005.

Stock Option Plans

Smart Online maintains three equity compensation plans. During the first quarter of 2005 there were no stock option grants.

The following is a summary of the status of the plan and stock option activity:

	Shares	Weighted Average Exercise Price

BALANCE, December 31, 2004	1,768,900	$2.78
Forfeited	(30,500)	$5.00
BALANCE, March 31, 2005	1,738,400	$4.69

The following table summarizes information about stock options outstanding at March 31, 2005:

				Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.30 - $ 1.43	870,000	3.8	$ 1.37	870,000	$ 1.37
$ 3.50	514,000	9.1	$ 3.50	150,250	$ 3.50
$ 5.00	354,400	0.7	$ 5.00	354,400	$ 5.00
$ 1.30 - $ 5.00	1,738,400	4.7	$ 2.74	1,374,650	$ 2.54

Dividends

Smart Online has not paid any cash dividends through March 31, 2005.

4. Major Customers and Concentration of Credit Risk

Smart Online derives a significant portion of its revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues:

		3 Months Ended March 31, 2005
		Revenues	% of Total Revenues
Customer A	Integration/Barter	$41,250	16.3%
Customer B	Syndication/Barter	26,727	10.6%
Customer C	Syndication/Barter	34,688	13.7%
Customer D	Syndication	30,625	12.1%
Others	Various	119,948	47.3%
Total		$253,238	100.0%

		3 Months Ended March 31, 2004
		Revenues	% of Total Revenues
Customer E	Integration	82,513	33.0%
Customer F	Integration	25,000	10.0%
Customer G	Integration	25,000	10.0%
Others	Various	117,215	47.0%
Total		$249,728	100.0%

Smart Online had one customer that accounted for 100% of receivables at December 31, 2004 and substantially all of the accounts receivable at March 31, 2005.

5. Related Party Transactions

American Investment Holding Group, Inc., which is wholly-owned by two officers of Smart Online, owns approximately 23% of the outstanding Common Stock of Smart Online as of March 31, 2005. The same officers also own a controlling interest in other companies.

An officer of Smart Online and a trust established by this officer for the benefit of his children have from time to time provided loans to Smart Online. As of January 1, 2004, Smart Online owed these parties $47,798 related to outstanding loans. During the first six months of 2004, the Company borrowed an additional $186,335 and repaid the entire remaining outstanding balance of $186,335. As of September 30, 2004 all borrowings from and loans to the officer and the trust were repaid in full. Until October 2003, the Company did not pay any interest on these loans, thereafter the loans accrued interest at a rate of 15.0%.

During 2004 and 2005, Smart Online contracted with a consulting firm owned by an individual who was an officer of the Company at the time to provide strategic international sales and marketing services. Smart Online paid consulting fees of $17,500 during both the first quarter of 2005 and 2004 related to these services. Additionally, Smart Online paid the same consulting firm $2,500 related to the sale of certain shares of Common Stock during the first quarter of 2004.

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

In addition to the above agreements, on August 30, 2002, Smart Online and SIL also entered into a reseller agreement whereby SIL paid the sum of $200,000 for the right to distribute Smart Online’s products in the territories of Israel, the United Kingdom, France, Italy, Netherlands, and Spain, in exchange for Smart Online’s marketing support and a twenty percent commission from the gross sales generated by SIL. On March 17 and 27, 2003, the parties subsequently modified the original re-seller agreement to restrict the territory to only Israel and Netherlands. Additionally, on December 22, 2003, Smart Online signed a private label syndication agreement with SIL to provide website development for SIL’s website.

Smart Online also paid SIL $90,000 pursuant to their contract dated December 20, 2003 for technical co-development work on a monthly payment of $15,000 starting in December of 2003 and ending in May of 2004.

In March 2004, SIL ceased further development of its technology and laid-off its employees.  SIL is currently seeking opportunities to license or sell its technology. The Company continues to support this technology on behalf of SIL. The revenues derived from this agreement with SIL were recognized as income on a straight line basis over the life of the agreement. Smart Online recognized $330,051of revenue related to the aforementioned integration, co-development and reseller agreements during 2004.

During the first half of 2004, Smart Online paid $158,384 to the Small Business Lending Institute (SBLI), of which an officer of Smart Online is also an officer and in which another officer of Smart Online is a minority shareholder, because SBLI paid Smart Online’s employees during the first quarter of 2004 while Smart Online was dealing with a tax matter with the Internal Revenue Service.

The following is a summary of related party revenues for the quarters ended March 31, 2005 and 2004:

	Quarter ended March 31, 2005	Quarter ended March 31, 2004

Smart II, Ltd. ("SIL"), formerly known as Smart Revenue Europe Ltd. - Integration fees	$-	$82,513
Total Related Party Revenues	$-	$82,513

The following is a summary of related party expenses for the quarters ended March 31, 2005 and 2004:

	Quarter ended March 31, 2005	Quarter ended March 31, 2004

Nen, Inc. - consulting fees included in sales and marketing expense related to strategic international sales and marketing services	$17,500	$17,500
Nen, Inc. - consulting fees included in general and administrative expense related to assisting Smart Online with obtaining additional equity financing	-	2,500
Small Business Loan Institute - consulting fees included in general and administrative expense	-	30,000
Smart II, Ltd. - Moving expenses, reseller payment, and technical co- development work	-	45,000
Interest expense incurred on loans from officer	-	3,123
Total Related Party Expenses	$-	$98,123

6. Commitments and Contingencies

Smart Online is subject to other claims and suits that arise from time to time in the ordinary course of business including claims asserted by two former commercial business partners. The first claim asserted that Smart Online owed $92,204 for advertising which Smart Online asserted was faulty. Smart Online settled this claim in April 2005 and paid the other party $50,000 and the case was dismissed with prejudice. As a result of this settlement, Smart Online recorded a gain on legal settlements of $42,293. In the second claim, Smart Online was being sued for breach of contract, unfair and deceptive trade practices, and punitive damages, alleging that Smart Online improperly refused to refund a $32,500 integration fee. Smart Online settled this claim in May 2005 by paying $30,000 and the case was dismissed with prejudice.

Smart Online did not pay its payroll taxes for the period of the fourth quarter of 2000 through the fourth quarter of 2003. In March 2004, Smart Online notified the Internal Revenue Service of its delinquent payroll tax filings and voluntarily paid the outstanding balance if its payroll taxes in the amount of $1,003,830 plus accrued interest of $122,655 to the Internal Revenue Service. The Internal Revenue Service notified Smart Online that it owed penalties plus accrued interest related to the above matter. At December 31, 2004, Smart Online had recorded a liability for accrued penalties and interest of $573,022. On February 18, 2005, the Internal Revenue Service agreed to accept Smart Online’s offer in compromise (Form 656) in settlement of all of Smart Online’s outstanding federal tax liabilities. Pursuant to the terms of the agreement, Smart Online, Inc. agreed to pay $26,100, surrender all credits and refunds for 2005 or earlier tax periods, and remain in compliance with all federal tax obligations for a term of five years. Smart Online paid $26,100 to the Internal Revenue Service on February 25, 2005, as required under the settlement terms. As a result of the settlement, Smart Online recorded a gain on legal settlement of approximately $547,000 during the first quarter of 2005.

7. Subsequent Events

Stock Option and Warrants

During April 2005 Smart Online granted options to purchase 180,000 shares of Common Stock to a consultant, 34,000 shares of Common Stock to new Board members, 25,000 shares to an officer, and 2,500 shares to an employee. All options were granted under Smart Online’s 2004 Equity Compensation Plan at an exercise price of $5.00 per share.

Also during April 2005, a holder of warrants to purchase Common Stock exercised warrants to purchase 500 shares of Smart Online’s Common Stock.

Commencement of Trading of Smart Online’s Common Stock

Smart Online’s Common Stock began trading on the Over-the-Counter Electronic Bulletin Board (“OTCBB”) on April 15, 2005.

Legal Settlements

During April 2005 the Company reached a settlement with U.S. News & World Report and paid $50,000 to resolve all outstanding claims and the case was dismissed with prejudice.  During May 2005, Smart Online settled for $30,000 claims made by Infopia, Inc. and the case was dismissed with prejudice.

New Integration Agreement

During April 2005, the Company signed an agreement with Capital One. Commencing with the second quarter of 2005, we anticipate that greater than 10% of our total revenue will be derived from this agreement.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (including Risk Factors)

The following discussion in Management’s Discussion and Analysis of Financial Condition as Results of Operations (“MD&A”) and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of foreign currency exchange rate and interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects, “ “anticipates,” “projects,” “intends,” “plans,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Smart Online is currently developing the next generation of its services portal, called OneBiz ConductorSM, which will include significant enhancements to the technology platform and add additional applications to our product offerings. We plan to accomplish this through a combination of internal development, joint development, licensing from other companies, and acquisitions. One Biz ConductorSMwill be released in three versions. The first version was released during the first quarter of 2005. The second and third versions are expected to be released at the end of the third quarter of 2005 and the end of the fourth quarter of 2005, respectively.

Our objective is to be a leading provider of on-demand business software application services for small businesses. We also believe that, when we complete development of OneBiz ConductorSM later this year, our products may be more attractive to middle size companies with up to 500 employees. At that time, we intend to begin marketing to such middle size companies. To address the significant market opportunity, our management team is focused on a number of short and long-term challenges, including strengthening and extending our service offerings, converting our registered users to paying customers, beginning when we release the second version of OneBiz ConductorSM, which we expect will occur before the end of the third quarter of 2005, and expanding our sales efforts by focusing on the specific need of our customers. Since 2000, Smart Online’s major focus has been on developing and validating our online content, applications, services, delivery platform and user interface. To validate the platform, services, and products, many customers received access to the Smart Online products and portal free-of-charge in exchange for their evaluation and feedback. We have also used a number of different marketing approaches to test and validate the best techniques to acquire and retain small business customers.

With this validation and analysis nearly complete, we intend to increase our focus on revenue generation. Smart Online has recently begun to develop targeted programs to market and sell the Smart Online offerings. These efforts are targeted to direct customer acquisition and retention, recovery of former customers and closing on new syndication partnerships.

During fiscal 2004, Smart Online entered into several new syndication and integration agreements totaling approximately $1.2 million, including $640,000 of barter transactions. During the first quarter of 2005, Smart Online continued its efforts to expand its syndication and integration partnership reach. These efforts resulted in the Company signing an agreement with Capital One during April 2005. We are planning to substantially increase our advertising and marketing in future years. We have started to enter into new syndication partnerships that target strategic partners for bartering arrangements for advertising and joint marketing programs to take advantage of discounted advertising rates and to provide an opportunity for us to share in the revenue generated by our syndication partners from use of our platform. We began targeting small business media companies during the first quarter of 2004, such as Inc. Magazine, FastCompany Magazine, and BusinessWeek, which have small-business customer bases. Smart Online anticipates the revenue share arrangements with the media companies will enable it to increase web services revenue for both Smart Online and its private label syndication partners as we begin to share in the revenue our partners generate from their websites. We expect to create these arrangements in the future with media companies which offer the ability to reach small-business customers and assist in off-setting Smart Online’s cash expenditures for print and online advertising and marketing. While we intend to derive a majority of our syndication revenue from traditional non-barter transactions, we will evaluate barter transactions on a case-by-case basis when we believe such transactions make economic or strategic sense. Pursuant to the requirements of Emerging Issues Task Force (EITF) No. 93-11, “Accounting for Barter Transactions Involving Barter Credits,” and EITF 99-13, “Accounting for Advertising Barter Transactions,” Smart Online recognized approximately $107,665 and $3,000 of barter revenue in the first quarter of 2005 and 2004, respectively.

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

We expect sales and marketing costs to increase substantially in dollars and as a percent of total expenses commencing with the second half of 2005 as we prepare for the launch of the second and third versions of OneBiz ConductorSM later this year and as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing and sales programs implemented. We expect we will have to increase marketing and sales expenses before we can substantially increase our revenues from sales of subscriptions.

Fiscal Year

Our fiscal year ends on December 31. References to fiscal 2005, for example, refer to the calendar year ending December 31, 2005.

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

During 2004, we entered into several new syndication and integration partnerships with targeted strategic partners, whereby we will receive a percentage of the revenue generated by our partners from their websites. During the first quarter of 2005, Smart Online continued its efforts to expand its syndication and integration partnership reach. These efforts resulted in the Company signing an agreement with Capital One during April 2005. Certain of these agreements also included bartering arrangements for advertising and joint marketing programs to take advantage of discounted advertising rates and to provide an opportunity for revenue sharing. With these new partnerships more than 4 million small businesses utilize the websites of our syndication partners for various purposes. We intend to focus our future marketing and sales efforts on selling our products to the users of the websites of our syndication partners. Smart Online embarked on this program based on the success of the revenue share strategy, illustrated by Google, Overture, and Career Builder, where media companies provide these services to their customers to increase revenue for both companies. Smart Online began targeting small business media companies during the first quarter of 2004, who have small business customer bases. We estimate our revenue share arrangements with the media companies will enable us to increase web services revenue for both Smart Online and our private label syndication partners while creating an advantage over potential competitors. Smart Online expects to create certain types of these arrangements in the future with media companies who offer the ability to reach small business customers and will assist in off-setting Smart Online’s outlay of cash for more costly print and online advertising and marketing. While we intend to derive a majority of our syndication revenue from traditional non-barter transactions, we will evaluate barter transactions on a case-by-case basis when we believe such transactions make economic or strategic sense. During 2004, Smart Online signed syndication contracts with Inc. Magazine, FastCompany Magazine, and BusinessWeek. In addition we have embarked on a telesales effort to upsell current users to additional Smart Online services and to bring former users back to Smart Online.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of the fee from integration is received upfront. Our contract and support contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our paying customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. Online marketing, which consists of marketing services provided to our integration and syndication partners have in the past generated additional revenue. In addition, certain users have requested that Smart Online implement online marketing initiatives for them, such as promoting their products through Google or Overture Services. Online marketing has not been a material source of past income. We intend to seek an increase in the level of online marketing services in the future.

Web Services revenues are comprised of e-commerce sales directly to end-users, hosting and maintenance fees, e-commerce website design fees and online loan origination fees. E-commerce sales are made either on a subscription or a la carte basis. Subscription, which is access to most Smart Online offering is payable in advance on a monthly basis and is targeted at small companies or divisions of large companies. We will seek to grow our revenue, including monthly subscription volume, substantially over the next 24 months as new versions of Smart Online’s platforms (OneBiz ConductorSM) are released. To date, most of our users have been given free use of our products. We plan to change that policy when we release the second version of OneBiz ConductorSM, which is planned to occur at the end of the third quarter of 2005. We expect monthly subscription fees will typically be $29.95 to $49.95 for new subscribers direct through www.smartonline.com after a free trial period.  We expect lower fees from subscribers at the private label syndication websites of our partners.  Currently, most of our syndication agreements call for us to receive 50% of revenue generated. A la carte pricing, which allows customers to purchase one-time use of a specific software or content service, ranges from $10 to $300, which can include third-party charges when applicable, such as state and federal fees associated with incorporating a business or additional fees associated with having a press release written and revised.

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

Revenue From Related Parties

Approximately 33.0% of total revenues for the quarter ended March 31, 2004 were from a single customer, Smart IL Ltd. (“SIL”), formerly known as Smart Revenue Europe Ltd., an Israeli based software company that specialized in secured instant messaging products. During March 2004 SIL ceased further development of its technology and laid-off all employees after SIL completed development of, and delivered to us, its instant messenger product. SIL is currently seeking to license or sell its technology, however, we do not expect to receive substantial revenue from SIL in the future. SIL is owned by Doron Roethler, a shareholder of Smart Online. Smart Online did not derive any revenue from related parties during the first quarter of 2005.

The following is a summary of related party revenues for the quarters ended March 31, 2005 and 2004:
	Quarter ended March 31, 2005	Quarter ended March 31, 2004

Smart II, Ltd. ("SIL"), formerly known as Smart Revenue Europe Ltd. - Integration fees	$-	$82,513

Total Related Party Revenues	$-	$82,513

Smart Online does not expect revenue from related parties to be a significant part of Smart Online’s future revenues. If Smart Online fails to replace revenue from related parties with revenue from unrelated parties, Smart Online’s revenue will decrease.

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

Operating Expenses

During the first quarter of 2005 and fiscal 2004 our efforts were primarily focused on product development and integration. During 2004 and the first quarter of 2005, Smart Online added 5 additional members to its development team and had 21 full-time employees as of March 31, 2005. Smart Online had 16 employees at March 31, 2004. Most employees performed multiple functions. As noted below, during the first quarter of 2004, Smart Online’s employees were transferred to another entity and leased back.

Research and Development. We have historically focused our research and development activities on increasing the functionality and enhancing the ease of use of our on-demand application service. Because of our proprietary, scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase substantially in absolute dollars as we upgrade and extend our service offerings and develop new technologies. We expect this to be particularly true during 2005 as we incur expenses to develop our next generation services portal, OneBiz ConductorSM. OneBiz ConductorSM will include significant enhancements to the technology platform and add additional applications to our product offerings. We plan to accomplish this through a combination of internal development, joint development, licensing from other companies, and acquisitions. OneBiz ConductorSM will be released in three versions. The first version was released during the first quarter of 2005. The second and third versions are expected to be released at the end of the third quarter of 2005 and the end of the fourth quarter of 2005, respectively. We had 8 development team members at March 31, 2004 and 13 development team members at March 31, 25005. During the second quarter of 2005 we expect to hire 1 to 3 new developers, and to add 2 to 5 additional development team members during the second half of 2005.

Marketing and Sales. During 2004 and the first quarter of 2005, Smart Online has spent limited funds on marketing, advertising, and public relations. We expect these expenditures to increase significantly starting in mid-2005 and expect this trend to continue as we strive to grow our revenue. Smart Online has also embarked on an effort to develop programs similar to marketing efforts by Google, Overture, and Career Builder where media companies provide Smart Online’s Private Label Syndication services to their small business end users. Smart Online began targeting small business media companies in the first quarter of 2004, such as Inc. Magazine and FastCompany Magazine, who have small business customer bases. The strategy has been to implement Private Label Syndication platforms in exchange for advertising and joint marketing programs with these companies. Smart Online estimates the revenue capabilities from its back-end revenue share arrangements with these contracts will enable it to increase web services revenue for both Smart Online and its partners beginning after we release the second version of OneBiz ConductorSM, which is planned to occur before the end of the third quarter of 2005. Smart Online expects to create certain types of these arrangements in the future with media companies who offer the ability to reach small business customers and will assist in off-setting Smart Online’s outlay of cash for print and online advertising and marketing while providing reduced advertising prices. Media companies are requesting such services to assist in driving additional revenue.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. We plan to continue to invest heavily in marketing and sales by increasing the number of direct sales personnel and increase penetration within our existing customer base, expanding our domestic and international selling and marketing activities, building brand awareness and participating in additional marketing programs. During the second quarter of 2005 we expect to hire 3 to 5 new sales people, and to add 5 to 10 additional sales people during the second half of 2005. As a result, we expect that in the future, marketing and sales expenses will increase in absolute dollars and will be a significant cost.

General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, and management information systems personnel, professional fees, and other corporate expenses, including facilities costs. We expect that in the future, general and administrative expenses will increase as we add administrative and finance personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company.

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

Revenue Recognition- We recognize revenue in accordance with accounting standards for software and service companies including the United States Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”), Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”),and related interpretations including American Institute of Certified Public Accountants (“AICPA”) Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies, which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable. EITF 00-21 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: 1) the delivered item has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered item; and 3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in control of the vendor. Smart Online’s syndication and integration agreements typically include multiple deliverables including the grant of a non-exclusive license to distribute, use and access the Smart Online platform, fees for the integration of content into the Smart Online platform, maintenance and hosting fees, documentation and training, and technical support and customer support fees. Smart Online cannot establish fair value of the individual revenue deliverables based on objective and reliable evidence because Smart Online does not have a long, consistent history of standard syndication and integration contractual arrangements, there have only been a few contracts that have continued past the initial contractual term, Smart Online does not have any contracts in which these elements have been sold as stand-alone items, and there is no third-party evidence of fair value for products or services that are interchangeable and comparable to the Smart Online’s products and services. As such, Smart Online cannot allocate revenue to the individual deliverables and must record all revenues received as a single unit of accounting as further described below. Additionally, Smart Online has evaluated the timing and substantive nature of the performance obligations associated with the multiple deliverables noted above, including the determination that the remaining obligations are essential to the on-going usability and functionality of the delivered products, and determined that revenue should be recognized over the life of the contracts, commencing on the date the site goes on-line, due to such factors as the length of time over which the remaining obligations will be performed, the complex nature of integrating and maintaining customer content with Smart Online’s platform which services are unavailable from other vendors, and the timing of payment of a portion of the contract price such as monthly hosting payments.

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

Web Services revenues are comprised of e-commerce sales directly to end-users, hosting and maintenance fees, e-commerce website design fees and online loan origination fees. E-commerce sales are made either on a subscription or a la carte basis. Subscription, which provides users with access to most of our products is payable in advance on a monthly basis and is targeted at small companies or small divisions of large companies. At present, we provide free access to our subscribers. We will seek to grow our monthly subscription volume substantially over the 24 months after new versions of Smart Online’s platforms (OneBiz ConductorSM) are released and we have time to market and invest more in marketing and sales. We expect monthly subscription fees will typically be $29.95 to $49.95, for new subscribers at www.smartonline.com, although to date we have given free access to our web services to most users. We expect lower fees from subscribers at the private label syndication websites of our partners.  Currently, most of our syndication agreements call for us to receive 50% of revenue generated. A la carte pricing, which allows customers to purchase one-time use of a specific software or content service, ranges from $10 to $300, which includes third-party charges when applicable, such as state and federal fees associated with incorporating a business or additional fees associated with having a press release written and revised.

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

Barter Transactions- Barter revenue relates to syndication and integration services provided by Smart Online to business customers in exchange for advertising in the customers’ trade magazines and on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged. Smart Online applies APB 29, Accounting for Non-Monetary Transactions, the provisions of EITF 93-11, “Accounting for Advertising Barter Transactions Involving Barter Credits” and EITF 99-13, “Accounting for Advertising and Barter Transactions” and, accordingly, recognizes barter revenues only to the extent that Smart Online has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. To date the amount of barter revenue to be recognized has been more objectively determinable based on integration and syndication services provided. For revenue from integration and syndication services provided for cash to be considered similar to the integration and syndication services provided in barter transactions, the services rendered must have been in the same media and similar term as the barter transaction. Further, the quantity or volume of integration or syndication revenue recorded in a qualifying past cash transaction can only evidence the fair value of an equivalent quantity or volume of integration or syndication revenue recorded in subsequent barter transactions. In other words, a past cash transaction can only support the recognition of revenue on integration and syndication contracts barter transactions up to the dollar amount of the cash transactions. When the cash transaction has been used to support an equivalent quantity and dollar amount of barter revenue, that transaction cannot serve as evidence of fair value for any other barter transaction. Once the value of the barter revenue has been determined, Smart Online follows the same revenue recognition principals as it applies to cash transactions with unearned revenues being deferred as described more fully under the caption “Revenue Recognition” above. At the time the barter revenue is recorded, an offsetting pre-paid barter advertising asset is recorded on Smart Online’s balance sheet. This pre-paid barter advertising asset is amortized to expense as advertising services are received such as when an advertisement runs in a magazine. Where more than one deliverable exists, such as when the barter partner is to provide advertising in four issues of a magazine, the expense is recognized pro-rata as the advertising deliverable is provided. Barter revenues totaled $3,333 and $107,665 in the first quarter of 2004 and 2005, respectively.

Marketable Securities- Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Impairment of Long Lived Assets- Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Overview of Results of Operations for the Quarters Ended March 31, 2005 and 2004

Revenue totaled $253,238 for the first quarter of 2005 as compared to $249,728 for the first quarter of 2004. These revenues reflect a 24.8 percent increase in integration revenues and a 200.6 percent increase in syndication revenues. During the first quarter of 2005, no revenues were derived from related parties as compared to $82,513 for the comparable 2004 period. Gross margin improved from $192,709, or 77.2 percent of revenues, during the 2004 period to $221,511, or 87.5 percent of revenues, for the 2005 primarily as a result of a decrease in stock based consulting expenses.

Operating expenses increased from $712,034 during the first quarter of 2004 to $1,068,995 for the first quarter of 2005. As discussed below, the principal factors resulting in the increase in operating expense were (1) an increase in legal and professional fees included in general and administrative expenses, (2) increased barter advertising, consulting fees, and additional sales staff in sales and marketing, and (3) additional programming, database management, quality assurance, and project management resources in the development function to support the on-going development of the OneBiz ConductorSM product.

Net loss decreased from $6,040,464 in the first quarter of 2004 to $294,145 in the first quarter of 2005. In addition to the revenue and expense factors noted above, the decrease in net loss was also attributable to $520,000 increase in one-time gains resulting from debt forgiveness. Additionally, the first quarter 2004 net loss included $2,215,625 of expense related to preferred stock dividends and accretion of discount on the preferred stock prior to its conversion to Common Stock later during the same quarter and $3,225,410 of expense related to an accretive dividend issued in connection with a registration rights agreement.

The above net losses equated to a loss per share of $0.02 during the first quarter of 2005 and a loss per share of $0.83 during the first quarter of 2004 based on 11,829,610 and 7,321,707 weighted average shares outstanding, respectively.

The following tables set forth selected statements of operations data for each of the periods indicated.

Revenues

	For the quarters ended March 31:
	2005	2004
Integration fees	$129,522	$103,819
Syndication fees	92,040	30,621
OEM revenue	12,000	14,686
Web services	15,159	16,714
Other revenues	4,517	1,375
Related party revenues	-	82,513
Total Revenues	$253,238	$249,728

Three Months Ended March 31, 2005 and 2004

Total revenues were $253,238 for the first quarter of 2005 compared to $249,728 for the first quarter 2004 representing an increase of $3,510 or 1.4 percent.

During fiscal 2004 the Company focused on entering into integration and syndication agreements with third parties who have significant small-business customer bases as it prepares for the launch of its OneBiz ConductorSM product. This focus resulted in Smart Online entering into agreements with two new integration partners during the first quarter of 2004. During the first quarter of 2005, Smart Online continued its efforts to expand its syndication and integration partnership reach. These efforts resulted in the Company signing an agreement with Capital One during April 2005. As more fully described under “Significant Accounting Policies”, Smart Online recognizes revenue from syndication and integration agreements over the expected service period of the related agreement.

At March 31, 2005, Smart Online had nine integration agreements and six syndication agreements. At March 31, 2004, Smart Online had eight integration agreements and three syndication agreements.

Substantially all of the integration and syndication revenue for the quarter ended March 31, 2005, was derived from six integration partners and three syndication partners.

Substantially all the integration and syndication revenue for the quarter ended March 31, 2004, was derived from seven integration partners and two syndication partners.

Integration revenues for the first quarter of 2005 totaled $129,522 as compared to $103,819 for the same period in 2004 representing an increase of $25,703 or 25%. Approximately 70.5% of the 2005 revenues were from three integration agreements each of which accounted for greater than 10% of total first quarter revenues. The 2005 and 2004 periods included $46,250 and $3,333 of revenue derived from barter transactions, respectively.

Syndication revenues for the first quarter of 2005 totaled $92,040 as compared to $30,621 for the same period in 2004 representing an increase of $61,419 or 200%. All of the 2005 revenues were from three syndication agreements each of which accounted for greater than 10% of total first quarter revenues. The 2005 and 2004 periods included $61,415 and $0 of revenue derived from barter transactions, respectively.

Web services and other revenues increased by $1,587 in the first quarter 2005 as compared to the same period in 2004.

Smart Online did not derive any revenue from related parties during the first quarter of 2005. During the first quarter of 2004, revenues from related parties accounted for $82,513, or 33.0%, of total revenue. Management does not expect related party revenues to be a significant source of income going forward.

Cost of Revenues

	Three months ended 31:
	2005	2004

Cost of Revenues	$31,727	$57,019

Three months ended March 31, 2005 and 2004

Cost of revenues is comprised primarily of salaries and the cost of an external hosting facility associated with maintaining and supporting integration and syndication partners. Cost of revenues decreased 44% from $57,019 in the first quarter 2004 to $31,727 in the first quarter of 2005 primarily as a result of consulting stock based expenses totaling $21,979 in the first quarter of 2004 which were $0 in the first quarter of 2005. Salaries and wages increased from $8,806 in the first quarter of 2004 to $14,417 in the same period of 2005 and are expected to grow in the future commensurate with growth in integration and syndication partners and as users are added following the 2005 release of OneBiz ConductorSM. In addition, Smart Online had a first quarter 2005 external hosting expense totaling $8,919 as compared to $0 for the same period in 2004. During the third quarter of 2004, Smart Online migrated certain of its hosting services from its in-house operations to a third party that has a global reach and provides superior data hosting, data access, security, and back-up capabilities.

Operating Expenses

	For the months ended March 31
	2005	2004
Operating Expenses
General and administrative	$519,036	$449,257
Sales and marketing	294,732	98,399
Development	255,227	164,378
Total Operating Expenses	$1,068,995	$712,034

Three months ended March 31, 2005 and 2004

General and Administrative- General and administrative expenses increased by $69,779 from $449,257 in the first quarter of 2004 to $519,036 in the same period of 2005 primarily as a result of increased legal and professional expenses. Legal and professional services totaled $175,924 in the first quarter of 2005 as compared to $66,371 in the same period of 2004. The $109,553 increase was a result of expenses associated with preparing to become a public company in the first quarter of 2005 and fees such as conducting financial statement audits.

Smart Online anticipates hiring additional administrative and finance staff during the remainder of 2005. Management anticipates that the incremental cost of these additions will be partially offset by a reduction in legal and professional fees and certain consulting expenses. However, certain costs, such as compliance with the Sarbanes-Oxley Act, which totaled $61,700 in the first quarter of 2005, and other public company-related expenses including investor relations, public relations, shareholder related expenses and insurance will increase general and administrative expenses during the remaining fiscal 2005 as compared to the 2004 period.

Consulting fees totaled $10,500 in the first quarter of 2005 as compared to $72,808 for the same period in 2004. Consulting fees during the 2004 period included $30,000 paid to Small Business Lending Institute (SBLI), of which an officer of Smart Online is also an officer and in which another officer of Smart Online is a minority shareholder. SBLI paid Smart Online’s employees during the first quarter of 2004 while Smart Online was dealing with a tax matter with the Internal Revenue Service. Additionally, Smart Online paid $11,750 to a financial consulting firm to assist with restructuring our capitalization, evaluating financing alternatives and assisting Smart Online to raise additional capital.

During the first quarter of 2004, Smart Online accrued $24,378 for penalties owed to the Internal Revenue Service. There was no similar accrual during the first quarter 2005 as on February 18, 2005, the Internal Revenue Service agreed to accept Smart Online’s offer in compromise (Form 656) in settlement of all of Smart Online’s outstanding federal tax liabilities. Pursuant to the terms of the agreement, Smart Online, Inc. paid $26,100 to the IRS.

The 2004 period included $66,288 of stock based compensation expense related to the issuance of stock options to certain officers, as compared to $0 of stock based compensation in the 2005 period.

Sales and Marketing- Sales and marketing increased from $98,399 in the first quarter 2004 to $294,732 in the first quarter of 2005, an increase of approximately $196,333. The first quarter 2005 increase was primarily attributable to barter advertising, consulting fees, and additional sales staff. Barter advertising expense totaled $136,335 during the first quarter of 2005 compared to a ($10,525) during the first quarter 2004. The 2004 period reflects a credit related to prior advertising activities. Consulting fees increased to $42,333 in the first quarter of 2005 as compared to $17,500 from the same period in 2004 due to the engagement of three consultants to assist the company with syndication and integration prospects, small business customer prospects, and identification of additional sales opportunities. Salary related expenses totaled $54,667 in the first quarter of 2005 as compared to $45,455 in the same period in 2004 primarily as a result of compensation adjustments and personnel changes.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. We plan to invest heavily in marketing and sales by increasing the number of direct sales personnel and increase penetration within our existing customer base, expanding our domestic and international selling and marketing activities, building brand awareness and participating in additional marketing programs. During the second quarter of 2005 we expect to hire 3 to 5 new sales people, and to add 5 to 10 additional sales people during the second half of 2005. This increase is being timed to coincide with the planned release of the second version our Next Generation Platform, OneBiz Conductorsm.

Development- Development expense increased from $164,378 in the first quarter of 2004 to $255,227 in the first quarter of 2005. The 2004 period included approximately $41,077 of stock based compensation expense related to stock options issued to an officer as compared to approximately $0 included in the first quarter of 2005. Excluding stock based compensation expense, development expense increased by approximately $90,849 from first quarter 2004 to first quarter 2005 as Smart Online added additional programming, database management, quality assurance, and project management resources to support the on-going development of the OneBiz ConductorSM product.

Smart Online expects development expenses to increase significantly during the last three quarters of 2005 as a result of anticipated hiring of additional development, database management, and project management resources.

Other Income (Expense)

	2005	2004
Other Income & Expenses
Interest expense, net	$5,998	$(107,652)
Gain from debt forgiveness	547,341	27,548
Total Other Income & Expenses	$553,339	$(80,104)

Three months end March 31, 2005 vs. 2004

Smart Online incurred net interest expense of $5,998 and $(107,652) during the first quarters of 2005 and 2004, respectively. The 2004 interest expense amounts included $75,000 of interest related to the issuance of 150,000 shares of common stock to a relative of one of Smart Online’s officers in consideration for extending the term of a loan and loaning additional funds to the corporation. The remainder of the 2004 interest expense is primarily attributable to interest due on deferred compensation owed to officers of Smart Online and interest related to unpaid payroll tax obligations. Both the deferred compensation and income tax obligations were relieved during the first quarter of 2005, therefore, management expects that interest expense will be significantly lower in 2005. The first quarter 2005 interest income totaling $5,998 was issued from interest earned on money market account deposits.

During the first quarter of 2005, Smart Online realized a gain of $546,922 compared to a gain of $27,548 during the first quarter of 2004, from negotiated and contractual releases of outstanding liabilities. The gains from debt forgiveness resulted from unrelated third parties. During the first quarter of 2005, the gain resulted from a settlement of Internal Revenue Service claims for penalty and interest. During the first quarter of 2004, the gain resulted primarily from trade creditors who had performed services for Smart Online, agreeing to accept as payment in full a lesser amount than the stated liability in consideration for timely payment of the negotiated settlement. Smart Online does not expect gains from debt forgiveness to be material in future periods.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first quarter of 2005 or fiscal 2004 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. Smart Online has approximately $29,000,000 in net operating loss carryforwards, which may utilized to offset future taxable income.

Liquidity and Capital Resources

At March 31, 2005, our principal sources of liquidity were cash and cash equivalents totaling $1,386,783 and accounts receivable of $12,189. We do not have a bank line of credit.

At March 31, 2005, we had working capital of approximately $400,000. Our working capital is not sufficient to fund our operations beyond the end of July 2005, unless we substantially increase our revenue, limit expenses or raise substantial additional capital.

Our primary source of liquidity during 2004 and the first quarter of 2005 was from sales of our securities. During 2004, Smart Online generated net cash from financing activities, including the sales of common stock, of approximately $4.2 million. During the same period Smart Online consumed approximately $3.7 million of cash in operations, including payment of $1,126,485 paid related to outstanding payroll tax liabilities. During the first quarter of 2005, Smart Online raised an additional $2,735,000 of proceeds, net of stock issuance costs of $290,000, through the sale of additional shares of Common Stock and a warrant to purchase 50,000 shares of Common Stock. Approximately $1.1 million of the proceeds were used in the first quarter of 2005 to pay deferred compensation to our officers and related accrued interest amounts. Additionally, during February 2005, Smart Online reached a settlement with the Internal Revenue Service, paid $26,100, surrendered all credits and refunds for 2005 or earlier tax periods, and agreed to remain in compliance with all federal tax obligations for a term of five years to resolve all outstanding federal tax issues.

As a result of the 2005 cash infusion from stock sales, payment of the deferred compensation and accrued interest, settlement of various claims and lawsuits, and based upon current cash-on-hand and contracts signed to date, management of Smart Online believes the Company has funds sufficient working capital to fund operations through July 2005. Management is actively evaluating additional financing options through existing and new shareholders for 2005, signing additional syndication partners, signing additional integration partners, and continuing to grow its base of subscription customers.

Deferred Revenue. At March 31, 2005 Smart Online had deferred revenue totaling $673,861, net of offsetting amounts receivable. Deferred revenue represents amounts collected in advance of the revenue being recognized. Based upon current conditions, Smart Online expects that approximately 70% of this amount will be recognized in 2005 with the remainder expected to be recognized during 2006.

Going Concern. Our auditors have issued an explanatory paragraph in their report included in our Form 10-K for the year ended December 31, 2004 in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should Smart Online be unable to continue as a going concern. Smart Online’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meets its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations and positive cash flows. As is discussed below, management has plans which it believes will enable Smart Online to raise capital and generate greater cash flows from operations. However, there can be no assurance that these efforts will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Recent Developments. In April 2005, Smart Online settled for $50,000 claims made by U.S. News & World Reports and the case was dismissed with prejudice. In May 2005, Smart Online settled for $30,000 the claims made by Infopia, Inc. and the case was dismissed with prejudice.

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

Anticipated Increases in Expenses to Fund Growth In Revenue. With the release of our OneBiz ConductorSM next generation platform and the expenses associated with becoming a public company, we believe our capital requirements in 2005 and beyond will be greater than in past years. As such, our historical cash flows may not be indicative of future cash flows. The following is a discussion of factors that we consider important to our future capital requirements and which will affect the amount of additional capital we need to raise.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, and the market acceptance of our services.

Primary drivers for future operating cash flows include the commercial success of our existing services and products and the timing and success of any new services and products. Smart Online will continue to seek additional integration and syndication customers who typically pay an upfront fee and to increase revenues generated from small business end users.

Integration, Syndication and Other Contracts. Upfront payments totaling approximately $330,000, primarily related to new integration and syndication contracts, positively impacted operating cash flows for the year-ended December 31, 2004. We are devoting greater efforts to enter into syndication and integration agreements as we release our Next Generation Platform, OneBiz ConductorSM. Smart Online is in discussions with several potential integration and syndication partners that, if successful, could result in positive cash flow from operations, including greater upfront payments, although there can be no assurance that our efforts will result in signed new contracts.

Receivables. If we are successful in signing new contracts, we anticipate our receivables and collections from integration, syndication, and end-user licensing opportunities to increase significantly starting during the first quarter of 2006. Smart Online’s receivables are primarily from major companies or banking institutes, and not end users. Management has evaluated the need for an allowance for doubtful accounts and determined that no provision for uncollectible accounts is required as of March 31, 2005 and December 31, 2004.

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

End User Customer Revenue. We currently allow many users of our web-based products to access our products without charge. Our primary marketing strategy to date has been price-based promotions, which gains us users, but limits our revenue. For example, CD-ROM products are provided to OEMs for a nominal charge. In addition, Smart Online has permitted many customers to use its web-based products for free, either by offering free initial service or by allowing users that fail to pay our monthly subscription fees to continue to access our web-based products. We plan to continue to offer free or discounted pricing on our products until we introduce the second version of our Next Generation Platform, OneBiz ConductorSM, which is expected to occur at the end of the third quarter of 2005.  We will seek to grow our monthly subscription volume substantially over the 24 months following the release of later versions of OneBiz ConductorSM, although we expect substantial increases only after we have sufficient time to sell our new product and after we invest substantially greater amounts in marketing and sales.  We expect monthly subscription fees will typically be $29.95 to $49.95 for new subscribers at www.smartonline.com, although to date we have given free access to our web services to most users. We expect lower fees from subscribers at the private label syndication websites of our syndication partners.  Currently, most of our syndication agreements call for us to receive 50% of revenue generated.  A la carte pricing, which allows customers to purchase one-time use of a specific software or content service, ranges from $10 to $300, which includes third-party charges when applicable, such as state and federal fees associated with incorporating a business or additional fees associated with having a press release written and revised. However, here can be no assurance that we will be successful in attracting new customers or that customers will pay for our products after we introduce our Second Generation Platform.

Marketing and Sales Expense Increases. At the end of the third quarter of 2005, we plan to invest heavily in marketing and sales by increasing the number of direct sales personnel and increase penetration within our existing customer base, expanding our domestic and international selling and marketing activities, building brand awareness and participating in additional marketing programs. This increase is being timed to coincide with the planned release of the second version of our Next Generation Platform, OneBiz ConductorSM which we anticipated will occur at the end of the third quarter of 2005.

Gains From Debt Foregiveness. During the first quarter of 2005 and 2004 Smart Online realized gains totaling $547,241 and $27,548, respectively, resulting from negotiated and contractual releases of outstanding liabilities. The 2005 gain was primarily from the settlement with the Internal Revenue Service. The 2004 gains were primarily related to unrelated third parties, primarily trade creditors who had performed services for Smart Online, agreeing to accept as payment in full a lesser amount than the stated liability in consideration for timely payment of the negotiated settlement. Had Smart Online been unable to reach agreement with the Internal Revenue Service and these creditors, Smart Online’s liabilities and future cash flow requirements would have been higher by the amount of the debt foregiven.

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

Legal Claims. Smart Online is subject to other claims and suits that arise from time to time in the ordinary course of business. While management currently believes that resolving these matters, individually or in aggregate, will not have a material adverse impact on Smart Online’s financial position or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on Smart Online’s financial position and the results of operations for the period in which the effect becomes reasonably estimable. See “Part II - Item 1. Legal Proceedings” for a description of current litigation.

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

RISKS ASSOCIATED WITH OUR FINANCIAL CONDITION

(1) We Have Had Recurring Losses From Operations Since Inception, and Have Deficiencies in Working Capital and Equity Capital. If We Do Not Rectify These Deficiencies, We May Have to Cease Operations and Liquidate Our Business. Because We Have Only Nominal Tangible Assets, You May Lose Your Entire Investment.

Through March 31, 2005, we have lost an aggregate of $37.0 million since inception on August 10, 1993. During the quarter ended March 31, 2005 and the year ended December 31, 2004, we suffered a net loss of approximately $0.3 million and $2.7 million, respectively. At March 31, 2005, we had a $0.4 million surplus in working capital. However, our working capital is not sufficient to fund our operations for the next year, unless we substantially increase our revenue, limit expenses or raise substantial additional capital. At March 31, 2005, we had cash and cash equivalents totaling $1,386,783 and we had only nominal tangible assets. If we do not rectify these deficiencies, we may have to cease operations and liquidate our business. Because we have only nominal tangible assets, you may lose your entire investment.

(2) Our Independent Registered Public Accountants Have Indicated That it has Substantial Doubts That Smart Online Can Continue as a Going Concern. Our Independent Registered Public Accountants’ Opinion May Negatively Affect Our Ability to Raise Additional Funds, Among Other Things. If We Fail to Raise Sufficient Capital, We Will Not Be Able to Implement Our Business Plan, We May Have To Liquidate Our Business and You May Lose Your Investment.

BDO Seidman, LLP, our independent registered public accountants, has expressed substantial doubt, in their report included in our Form 10-K for the year ended December 31, 2004, about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. You should consider our auditor’s comments when determining if an investment in Smart Online is suitable.

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

(5)  We Will Rely Heavily On Successful Development and Market Acceptance of Our Next Generation Platform, OneBiz ConductorSM.

Since 2000, we have generated substantially all of our revenues from our current Internet-based services, content and software applications. Internet-based products are growing in sophistication and customer expectations are rising as new products are introduced. In March 2005 we released the first version of OneBiz ConductorSM, our Next Generation Product, but we do not expect to see substantial revenue increases until after we release and have time to sell the third installment of One Biz ConductorTM, which is scheduled to occur at the end of 2005. Our future financial performance and revenue growth will depend upon the successful development, introduction, and customer acceptance of OneBiz ConductorSM. We plan to introduce OneBiz ConductorSM directly to our existing customer base through our online business solution site at www.SmartOnline.com. If OneBiz ConductorSM has been accepted and modified based on customer feedback on www.SmartOnline.com, it will then be integrated into our private label syndication partners sites so Smart Online can leverage both channels to generate revenue while minimizing our direct marketing expenses.

(6) We May Not Successfully Develop or Introduce the Next Two Installments of Our Next Generation Product, OneBiz ConductorSM, and Other New Products or Enhancements to Existing Products, Which Could Harm Our Business.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of our next generation product, OneBiz ConductorSM. Thereafter other new products and enhanced versions of our web-native business applications will be critically important to our business. Our business could be harmed if we fail to deliver enhancements that customers desire to our current and future solutions. From time to time, we have experienced delays in the planned release dates of our software (including OneBiz ConductorSM) and upgrades, and we have discovered software defects in new releases both before and after their introduction. New product versions or upgrades may not be released according to schedule, or may contain certain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our services and products, or customer claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing services and products on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new services or products in the marketplace.

(7) We Have Experienced Delays in Developing Our Next Generation Platform, OneBiz ConductorSM. Existing Factors May Result in Further Delays Which Could Harm Our Business.

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

(8) Our Products Might Not Keep Pace with Technological Change, Which Could Harm Our Business.

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

(9) Our Business Is Difficult To Evaluate Because Our Business Models and Operating Plans Have Changed As A Result of Forces Beyond Our Control. Consequently, We Have Not Yet Demonstrated That We Have a Successful Business Model or Operating Plan.

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

(10) It Is Important For Us To Continue To Manage Changing Business Conditions. Failure To Do So Could Harm Our Business.

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

(11) The Success of Our Business Depends on The Continued Growth and Acceptance of the Internet as a Business Tool. If These Positive Trends Do Not Continue To Develop, Our Business Could Be Harmed.

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

(12) We Sell Third-Party Software and Web Services That May be Difficult to Replace. If We Are Not Able to Replace Third Party Software And Web Services, Our Business May Be Harmed.

We rely on software licensed from third parties to offer some of our services and software offerings, including merchant services, incorporation services, on-line direct mail services and loan referrals. During 2004, approximately 6% of our revenue was derived from such third party software and services. During 2003 and 2002 approximately 16% and 17%, respectively, of our revenue was derived from such sources. These software and services may not continue to be available on commercially reasonable terms, if at all. We plan to increase our reliance on third party software when we introduce OneBiz ConductorSM by licensing sales automation software from third parties. The loss or inability to maintain any of these arrangements could result in delays in the sale of our services or software offerings until equivalent technology or services are either developed by us, or, if available, are identified, licensed, and integrated. Any such delay could harm our business.

(13) If We Acquire Companies, Products, or Technologies, We May Face Risks Associated with Those Acquisitions. These Risks Include, But Are Not Limited to, Difficulty of Integrating, Dilution of Stockholder Value and Disruption of Our Business, Which Could Adversely Affect Our Operating Results.

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

(14) We Rely on Third-Party Hardware and Software That May Be Difficult To Replace or Which Could Cause Errors or Failures of Our Service. Such Events May Harm Our Business.

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

(15) Interruption Of Our Operations Could Significantly Harm Our Business.

Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in such equipment, our offices, and our hosting facilities against damage from fire, power loss, telecommunications failures, unauthorized intrusion, and other events. We back up software and related data files regularly and store the backup files at an off-site location. However, there can be no assurance that our disaster preparedness will eliminate the risk of extended interruption of our operations. In connection with our subscription and hosting services, we have engaged third-party hosting facility providers to provide the hosting facilities and certain related infrastructure for such services. We also retain third-party telecommunications providers to provide Internet and direct telecommunications connections for our services. These providers may fail to perform their obligations adequately. Any damage or failure that interrupts our operations or destroys some or all of our data or the data of our customers, whether due to natural disaster or otherwise, could expose us to litigation, loss of customers, or other harm to our business.

(16) Defects in Our Service Could Diminish Demand for Our Service and Subject Us to Substantial Liability, Damage Our Reputation, Or Otherwise Harm Our Business.

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

(17) Security and Other Concerns may Discourage Use of Our Internet Based Software-as-Service (SaS) Model, Which Could Harm Our Business.

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

Risks Associated With Our Market Customers and Partners

(18) If Our On-Demand Application Service is Not Widely Accepted, Our Operating Results Will Be Harmed.

Historically, we have derived a small percentage of our revenue from subscriptions to our on-demand application service, but our business plan requires us to substantially increase this source of revenue in the future. As a result, widespread acceptance of our service is critical to our future success. Factors that may affect market acceptance of our service include:

•	potential reluctance by businesses to migrate to an on-demand application service;

•	the price and performance of our service;

•	the level of customization we can offer;

•	the availability, performance and price of competing products and services; and

•	potential reluctance by businesses to trust third parties to store and manage their internal data.

Many of these factors are beyond our control. The inability of our service to achieve widespread market acceptance would harm our business.

(19) The Market for Our Technology Delivery Model and On-Demand Application Services Is Immature And Volatile, and if It Does Not Develop or Develops More Slowly Than We Expect, Our Business Will Be Harmed.

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

(20) We Do Not Have an Adequate History With Our Subscription Model To Predict the Rate of Customer Subscription Renewals and the Impact These Renewals Will Have on Our Revenue or Operating Results.

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

(21) We Depend on Small Businesses for Our Revenue. Small Businesses are Often Financially Unstable, Have High Rates of Attrition and can be Expensive Customers to Which to Market Products.

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

(22) If We Fail to Develop Our Brand Cost-Effectively, Our Business May Suffer.

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

(23) We Depend on Corporate Partners to Market Our Products Through Their Web Sites and OEM or Integration Relationships Under Relatively Short Term Agreements. Termination of These Agreements Could Cause A Substantial Decline in Our Revenue and a Substantial Increase in Customer Acquisition Costs.

Approximately 92% of total revenue during the first quarter of 2005, 93% of total revenue during year 2004, and approximately 83% of total revenue during year 2003 was derived from syndication, integration and OEM agreements with large companies whereby our content, software applications and technology platform are integrated into the web sites of our syndication partners and the software and services of our integration partners is sold on our website, and our CD-Rom products are bundled with the products of others through our OEM relationships. Under these agreements we both derive revenue and we utilize the resources of our partners to reduce our customer acquisition costs. As of April 15, 2005, we have six syndication agreements, where we currently or will have our content and software on the website of large corporate partners. As of April 15, 2005, we have nine integration partnership agreements where we integrate the content or services of our partners into our technology platform. As of April 15, 2005, we have one OEM relationship through our distributor, PC Treasures. Not all these agreements generate revenue for us at this time. These agreements typically have initial terms of from one to three years. In the event these agreements were to terminate or not be renewed, or their terms substantially renegotiated, we expect that our revenues would decline and our customer acquisition costs would increase. Although our partners are important to our business on a collective basis, no single partner is material to our business. The syndication, integration, and OEM agreement revenue described above includes revenue from an integration agreement between Smart Online and Smart IL, a related party owned by a shareholder of Smart Online. Smart IL accounted for approximately 0% our total revenues in the first quarter of 2005, 27.2% of our total revenue in 2003, and approximately 32.9% of total revenue during 2004. We do not expect to receive revenue from Smart IL after 2004. Our dealings with Smart IL are described under “Management Discussion and Analysis of Financial Condition and Results of Operations - Revenue From Related Parties.”

(24) It is Important for Us to Continue to Develop and Maintain Strategic Relationships. Failure to Do So Could Harm Our Business.

We depend on syndication and integration partners, OEM relationships and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, and other marketing efforts. Approximately 81% of our total revenue during 2002 and approximately 83% of our total revenue during 2003 and approximately 93% of our total revenue during 2004 was derived through such relationships. If we were unable to maintain our existing strategic relationships or enter into additional strategic relationships, we would have to devote substantially more resources to the distribution, sales, and marketing of our products and services. Our success depends in part on the ultimate success of our syndication and integration partners, OEM relationships and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. One of our syndication partnership agreements with Gruner + Jahr USA Publishing, pursuant to which we syndicate our platform and applications to the websites www.Inc.com and www.FastCompany.com, contains a prohibition against our syndicating our platform and applications to two competitors of Gruner + Jahr. All of our integration partnership agreements limit our ability to integrate products or services onto our website that compete with the products or services being provided through our website by our integration partners.

(25) Our Lengthy Sales Cycle with Syndication, Integration Partners and OEM Relationships Could Adversely Affect Our Financial Results.

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

(26) We Face Significant Competition, Which Could Adversely Affect Our Business.

The market for our solutions is intensely competitive and rapidly changing. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors. We also, at times have to overcome customer reluctance to move away from existing paper-based systems. We have two primary categories of competitors: companies that offer a broad range of software applications for small businesses and companies that offer one or two applications that compete with our broad range of applications. Our principal direct competition primarily comes from large companies, such as Microsoft, Oracle, Intuit, SAP and Yahoo!, who provide multiple software products used by many small businesses. In addition, we face competition from other competitors who sell single applications. Salesforce.com is an example of one of the many companies that fall within this second category of competitors. Many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger total number of customers for their products and services than we do. Some of our competitors sell many products to our current and potential customers, as well as to systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we may be able to do. In addition, we anticipate new competitors will enter the market in the future. Increased competition may result in price reductions, reduced gross margins, and change in market share and could have a material adverse effect on our business, financial condition, and results of operations.  New product announcements by competitors may make it difficult to sell our products even before the competitor releases the product.  For example, in May 2005 Microsoft announced that it intends to introduce a new small business accounting application in September 2005, which is before Smart Online's planned release of its own accounting application at the end of 2005.

(27) We Depend on Nonrecurring Revenue, Which May Cause Our Revenue to Fluctuate Substantially From One Quarter to Another or to Decline Permanently as Market Conditions Change.

We depend on nonrecurring revenue. Nonrecurring revenue is primarily derived from integration fees and other up-front payments received upon signing syndication and integration agreements with corporate partners for which we charge a one-time fee. This revenue is recognized on a monthly basis over the initial term of the integration and syndication contracts and may fluctuate substantially from one quarter to another. All of our integration revenues were from nonrecurring sources during the years ended December 31, 2003 and December 31, 2004. Approximately 68% of our syndication revenues for 2004 and 48.1% of our syndication revenues for 2003 were from nonrecurring sources. In addition, such revenue may substantially decrease on a permanent basis due to market conditions over which we have little or no control, including competitors introducing new products to the market or reducing the price of competing products.

(28) We Depend on Web Services Revenues; Our Future Growth is Substantially Dependent on Customer Demand for Our Subscription Services Delivery Models. Failure to Increase This Revenue Could Harm Our Business.

Revenues from small businesses for our Web Services, which include subscriptions, revenue share, e-commerce fees, hosting fees, loan origination fees and marketing fees, represented approximately 6.0% of our total revenue for the first quarter of 2005, 6.2% of our total revenue for 2004, and approximately 16.5% of total revenue for fiscal 2003. We anticipate that Web Services revenues will continue to represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced services delivery models. As such, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from the delivery strategies that other software vendors and we have traditionally employed. To maintain positive margins for our small business services, our revenues will need to continue to grow more rapidly than the cost of such revenues. There can be no assurance that we will be able to maintain positive gross margins in our subscription services delivery models in future periods. If our subscription services business does not grow sufficiently, we could fail to meet expectations for our results of operations, which could harm our business.

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

(29) There are Risks Associated with International Operations, Which We Expect Will Become a Bigger Part of Our Business in the Future.

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

(30) Historically Substantial Amounts of Our Revenue Was Derived From Transactions with Related Parties, Which Means That Our Revenue May Not Reflect the True Commercial Viability of Our Business and That Our Revenue May Decline If We Cannot Replace this Revenue With Revenue From Unrelated Third Parties.

During 2004, approximately $330,000 of our total revenue, constituting approximately 32.9% of total 2004 revenue, was derived from related party transactions. During 2003, approximately $513,057 of our total revenue, constituting approximately 40.7% of 2003 total revenue, was derived from transactions with parties in which our officers, directors and stockholders have a direct or indirect interest. For year 2002, related party transactions provided approximately $140,149 of our revenue, constituting approximately 10.1% of 2002 total revenue. None of our revenues during the first quarter of 2005 were derived from related parties.

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

Risks Associated With Our Officers, Directors, Employees and Stockholders

(31) Any Failure to Adequately Expand Our Direct Sales Force Will Impede Our Growth, Which Could Harm Our Business.

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

(32) Because Competition for Our Target Employees Is Intense, We May Not Be Able to Attract and Retain the Highly Skilled Employees We Need to Support Our Planned Growth, Which Could Harm Our Business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, proposed changes to accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the size or type of stock options awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

(33) Our Growth Could Strain Our Personnel and Infrastructure Resources, and if We Are Unable to Implement Appropriate Controls and Procedures To Manage Our Growth, We May Not Be Able to Successfully Implement Our Business Plan.

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

(34) Our Executive Management Team is Critical to the Execution of Our Business Plan and the Loss of Their Services Could Severely Impact Negatively on Our Business.

Our success depends significantly on the continued services of our management personnel, including Michael Nouri, who is our chairman of the board, president and chief executive officer, and Henry Nouri, our Executive Vice President, Research and Development. Losing any one of our officers could seriously harm our business. Competition for executives is intense. If we had to replace any of our officers, we would not be able to replace the significant amount of knowledge that they have about our operations. We do not maintain key man insurance policies on anyone.

(35) Officers, Directors and Principal Stockholders Control Us. This Might Lead Them to Make Decisions that do not Benefit the Stockholder Interests.

At April 15, 2005, our officers and directors beneficially owned approximately 4,783,995 (approximately 34%) of our outstanding stock, which includes approximately 730,000 shares which can be acquired upon exercise of options within sixty (60) days after April 15, 2005. These shares included approximately 3,892,658 shares beneficially owned by Michael Nouri and Henry Nouri, who are brothers and Ronna Loprete, who is Michael Nouri’s wife.  In addition, 95,000 shares are subject to issuance upon exercise of options owned by the officers and directors, which options cannot be exercised within sixty days after April 15, 2005, and therefore are not counted as being beneficially owned at that date. As a result, these persons, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of the common stock.

(36) Sales by Officers and Directors Could Adversely Affect of Our Stock Price.

Sales of significant amounts of shares held by our directors and executive officers after their contractual lock-up provisions expire, or the prospect of these sales, could adversely affect our common stock price, both because significant sales could depress prices, and because sales by management could provide a negative signal to the market about our prospects.

(37) All of the Shares of Common Stock Owned by Our Officers, Directors and Consultants Will be Registered Later in a Registration on Form S-8 and May be Resold by Them, Which May Have a Negative Impact on Their Interest in Smart Online’s Future.

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

Regulatory Risks

(38) Our Revenue Recognition Policy May Change And Affect Our Earnings, Which Could Adversely Affect Our Stock Price.

We believe our current revenue recognition policies and practices are consistent with applicable accounting standards. However, revenue recognition rules for software and service companies are complex and require significant interpretations by management. Changes in circumstances, interpretations, or accounting guidance may require us to modify our revenue recognition policies. Such modifications could impact the timing of revenue recognition and our operating results. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” regarding our current revenue recognition policies.

(39) Compliance With New Regulations Governing Public Company Corporate Governance and Reporting is Uncertain and Expensive. Our Difficulties in Complying with Public Company Reporting Obligations Are Greater, Because Our Chief Financial Officer Does Not Have Prior Experience with a Public Company.

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

(40) Our Reported Financial Results May Be Adversely Affected By Changes in Accounting Principles Generally Accepted in the United States, Which Could Adversely Affect the Price of Our Stock.

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

For example, we are not required to record stock-based compensation charges, if the employee's stock option exercise price is equal to or exceeds the deemed fair value of our Common Stock at the date of grant.  Some companies have recently elected to change their accounting policies and have begun to record the fair value of stock options expense.  However, in December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)").  SFAS 123(R), a revision of SFAS 123, "Accounting for Stock-Based Compensation", supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their vair values.  SFAS 123(R) is effective for the beginning of the first interim or annual period beginning after June 15, 2005.  Therefore the Company plans to adopt SFAS 123(R) on July 1, 2005.  The Company is currently evaluating the two fair value pricing methods permitted by SFAS 123(R) and has not selected a final fair value pricing model nor determined the impact such model will have on the Company's financial statements.

(41) Privacy Concerns are Increasing, Which Could Result in Regulatory Changes that may Harm Our Business.

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

(42) Evolving Regulation of the Internet May Harm Our Business.

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

(43) Our Ability to Protect Our Intellectual Property is Limited and Our Products may be Subject to Infringement Claims by Third Parties.

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

(44) Anti-Takeover Effects of Charter Documents and Delaware Law Could Discourage or Prevent a Change in Control, Even If a Change of Control Would Be Beneficial to Shareholders and Investors.

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

Risks Associated With The Market For Our Securities

(45) Our Common Stock Began Being Quoted for Trading on the Over-the-Counter Electronic Bulletin Board in April 2005, but There Is No Assurance Volume Trading Will Develop. Therefore You may be Unable to Sell Your Shares.

A market maker received approval in March 2005 to quote our common stock for trading on the Over-the-Counter Electronic Bulletin Board (“OTCBB” or “Bulletin Board”), and trading started during April 2005. There is no assurance that volume trading will develop. Other public markets, such as NASDAQ or a national securities exchange, have qualitative and quantitative listing criteria that we do not currently meet. These criteria include operating results, net assets, corporate governance, minimum trading price and minimums for public float, which is the amount of stock not held by affiliates of the issuer.

To remain eligible to have our securities quoted on OTCBB, we must file reports with the Securities and Exchange Commission pursuant to Section 13 or Section 15(d) of the Securities Act of 1933 and we must remain current in our periodical reporting obligations. A broker/dealer must also file a Form 211 with the National Association of Securities Dealers (“NASD”) to allow our common stock to be quoted on the OTCBB. For more information on the OTCBB see its web site at www.otcbb.com.

There can be no assurance our market maker will continue to quote our stock. If for any reason, our securities are not eligible for continued quotation on the Bulletin Board or a public trading market does not develop, purchasers of the shares may have difficulty selling their securities should they desire to do so. If we are unable to satisfy the requirements for quotation on the Bulletin Board, any trading in our common stock would be conducted in the over-the-counter market in what are commonly referred to as the “pink sheets.” The “pink sheets” are operated by a private company and are not affiliated with the NASD. However, a broker-dealer must file a Form 211 and undergo NASD review before it can quote securities on the “pink sheets.” Companies quoted on the “pink sheets” need not file periodic reports with the Securities and Exchange Commission. Trading volume for securities traded only on the “pink sheets” is generally lower than for securities traded on the OTCBB. If our securities quoted for trading only on the “pink sheets,” an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered hereby.

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

(46) If Securities Analysts Do Not Publish Research or Reports About Our Business or If They Downgrade Our Stock, the Price of Our Stock Could Decline.

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

(47) Our Quarterly Revenues and Operating Results may Fluctuate in Future Periods and We may Fail to Meet Expectations of Investors and Public Market Analysts, Which Could Cause the Price of Our Common Stock to Decline.

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

(48) Our Stock Price is Likely to be Highly Volatile and May Decline.

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

In addition, Over-the-Counter Bulletin Board, administered by the NASD, on which our stock is quoted has experienced extreme price and volume fluctuations that have affected the trading prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad trading fluctuations could adversely affect the trading price of our common stock.

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

(49) Shares Eligible for Public Sale After this Offering Could Adversely Affect Our Stock Price.

At April 15, 2005, 12,286,832 shares of our common stock were issued and outstanding and 2,552,010 shares may be issued pursuant to the exercise of warrants and options that are exercisable within 60 days of April 15, 2005. Of these shares, 1,925,265 shares registered on Form S-1 are freely tradable, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act. The remaining shares are “restricted securities,” subject to the volume limitations and other conditions of Rule 144 under the Securities Act.

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

(50) Our Securities May Be Subject to "Penny Stock" Rules, Which Could Adversely Affect Our Stock Price and Make It More Difficult for You to Resell Our Stock.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	Contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	Contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements;

•	Contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;

•	Contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	Contains such other information and is in such form (including language, type, size, and format) as the Commission shall require.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:

•	with bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	Monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This “Controls and Procedures” section includes information concerning the disclosure controls and procedures evaluation referred to in the certifications. This section should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Our Board of Directors approved disclosure controls and procedures (“Disclosure Controls”) based on the evaluation and recommendations of our Chief Executive Officer and Chief Financial Officer in connection with preparation of financial statements for the period covered by this Form 10-Q. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q. This type of evaluation will be performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of our evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary.

Based upon the Disclosure Controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Smart Online is accumulated and communicated to management, including the CEO and CFO as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item. 1.  Legal Proceedings

U.S. News & World Report v. Smart Online, Inc. - U.S. News instituted this action against Smart Online in January 2003 in New York (Case No. 102959/03) for breach of contract, due to Smart Online’s refusal to pay the sum of $92,204.17 for an advertising insert, which Smart Online asserts was faulty. On October 27, 2003, the New York action was dismissed by the Supreme Court of the State of New York, because the State of New York had no jurisdiction over this suit. On February 6, 2004, U.S. News filed a similar claim in the District Court of Durham County, North Carolina (Case No. 04-CVD-00575). On April 7, 2005, the parties entered into a settlement agreement in consideration for Smart Online paying $50,000.00 and dismissing its counterclaims. The suit has been voluntarily dismissed with prejudice.

Infopia, Inc. v. Smart Online, Inc.- Infopia instituted this action against Smart Online on August 6, 2003 in District Court, Wake County, North Carolina (Case No. 03-CVD-10567) for breach of contract, unfair and deceptive trade practices, and punitive damages, alleging that Smart Online improperly refused to refund the $32,500 integration fee paid by Infopia to Smart Online for Smart Online’s integration of Infopia’s products into Smart Online’s platform. On May 10, 2005, the parties entered into a settlement agreement in consideration for Smart Online paying $30,000 and dismissing its counterclaims. The suit has been voluntarily dismissed with prejudice.

Smart Online, Inc. v. Genuity, Inc.- Smart Online instituted this action against Genuity on May 22, 2001, in the Superior Court of Wake County, North Carolina, Civil Action No. 01-CVS-06277. Smart Online brought claims against Genuity for breached of contract, breach of express warranty, breach of implied warranty of merchantability, breach of warranty of fitness for a particular purpose, conversion, unfair and deceptive trade practices, negligent misrepresentation and fraud arising from Genuity’s failure to perform properly under contracts between the parties, from Genuity’s failure to return certain property belonging to Smart Online, and from certain representations made by Genuity with regard to the services needed by Smart Online under the contracts. On or about July 23, 2001, Genuity filed its answer to the complaint along with counterclaims against Smart Online. In its counterclaims, Genuity brought claims for breach of contract alleging that Smart Online failed to pay for the services rendered by Genuity. On October 22, 2002, the court denied Genuity’s request to dismiss Smart Online’s breach of contract claim, allowed Smart Online to amend its complaint to restate its claim for breach of contract, and dismissed Smart Online’s claims for breach of implied warranties. The parties were completing discovery and preparing for trial when the case was automatically stayed as a result of Genuity’s filing for bankruptcy. This case is still subject to the automatic stay.

Internal Revenue Service Claim.- Smart Online, Inc. resolved a federal employment tax liability of approximately $560,000 relating to the periods beginning December 31, 2000 and continuing through December 31, 2003. On February 18, 2005, the Internal Revenue Service agreed to accept Smart Online, Inc.’s offer in compromise (Form 656) in settlement of all of Smart Online’s outstanding federal tax liabilities. Pursuant to the terms of the agreement, Smart Online, Inc. paid $26,100, and agreed to surrender all credits and refunds for 2005 or earlier tax periods, and remain in compliance with all federal tax obligations for a term of five years.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        (1) During February 2005 through April 2005, Smart Online sold 580,000 shares of its common stock for a price of $5.00 per share, for an aggregate of $2,900,000. Concurrently, Smart Online issued a warrant to purchase 50,000 shares of its common stock for an exercise price of $5.00 per share, in consideration for an investor agreeing to certain restrictions on the ability to sell the shares.

This offering was conducted pursuant to Regulation S in an offshore transaction (as defined in Regulation S). None of the investors are U.S. Persons (as defined in Regulation S). A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred except pursuant to Regulation S or pursuant to an effective registration or exemption from registration.

During February and March 2005, Smart Online used a portion of the proceeds from this offering to pay in full $949,777 of deferred compensation, plus all accrued interest of $154,288, owed to certain officers of the Company. The remainder of the proceeds will be used to fund Smart Online’s working capital requirements.

       (2) From the end of March through April 2005, Smart Online sold 25,000 shares of its common stock to investors in a private placement for a price of $5.00 per share, for an aggregate of $ 125,000.

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

The proceeds from this offering will be used to fund Smart Online’s working capital requirements.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

By written consent dated January 1, 2005 the stockholders approved the election of four members of the Board of Directors in lieu of the 2005 annual meeting of stockholders. Proxies were not solicited. Stockholders who owned 6,750,286 of the 11,631,832 shares eligible to vote executed the written consent.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits

The Exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2005

Smart Online, Inc.

/s/ Michael Nouri
Michael Nouri
Principal Executinve Officer

Smart Online, Inc.

/s/ Scott Whitaker
Scott Whitaker
Principal Financial Officer and
Principal Accounting Officer

SMART ONLINE, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certification of Incorporation	SB-2	333-119385	3.1	9/30/04
3.2	Amended and Restated By-Laws	SB-2	333-119385	3.1	9/30/04
10.1	2004 Equity Compensation Plan	SB-2	333-119385	10.1	9/30/04
10.2	2001 Equity Compensation Plan	SB-2	333-119385	10.2	9/30/04
10.3	1998 Stock Option Plan	SB-2	333-119385	10.3	9/30/04
10.4	Form of Reorganization Lock-up Proxy and Release Agreement dated 1/01/04 between Online and stockholders of Smart Online	SB-2	333-119385	10.4	9/30/04
10.5	Form of Lock-up Agreement dated 01/01/04, between Online and stockholders of Smart Online	SB-2	333-119385	10.5	9/30/04
10.6	Form of Subscription Agreement with lock-up provisions between Smart Online and investors	SB-2	333-119385	10.6	9/30/04
10.7	Form of Registration Rights Agreement dated as of 02/01/04 between Smart Online and investors	SB-2	333-119385	10.7	9/30/04
10.8	Employment Agreement dated 04/01/04 with Michael Nouri	SB-2 Amendment 1	333-119385	10.8	11/24/04
10.9	Employment Agreement dated 04/01/04 with Henry Nouri	SB-2 Amendment 1	333-119385	10.9	11/24/04
10.10	Employment Agreement dated 04/01/04 with Ronna Loprete	SB-2 Amendment 1	333-119385	10.10	11/24/04
10.11	Employment Agreement dated 05/01/04 with Jose Collazo	SB-2 Amendment 1	333-119385	10.11	11/24/04
10.12	Employment Agreement dated 05/01/04 with Anil Kamath	SB-2 Amendment 1	333-119385	10.12	11/24/04

10.13	Security Agreement dated 10/13/03 with Smart Online as the Debtor and Michael Nouri, Henry Nouri, Thomas Furr, Ronna Loprete and Eric Nouri as the Secured Parties	SB-2 Amendment 1	333-119385	10.13	11/24/04
10.14	$418,749.93 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Michael Nouri	SB-2 Amendment 1	333-119385	10.14	11/24/04
10.15	$64,602.90 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Michael Nouri	SB-2 Amendment 1	333-119385	10.15	11/24/04
10.16	$398,383.27 Promissory Note dated 04/01/04 from Smart Online as the Debtor to Henry Nouri	SB-2 Amendment 1	333-119385	10.16	11/24/04
10.17	$116,507.60 Promissory Note dated 04/30/04 from Smart Online as the Debtor Thomas Furr	SB-2 Amendment 1	333-119385	10.17	11/24/04
10.18	$92,500 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Ronna Loprete	SB-2 Amendment 1	333-119385	10.18	11/24/04
10.19	$47,740.18 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Eric Nouri	SB-2 Amendment 1	333-119385	10.19	11/24/04
10.20	Standstill and Interest Modification Agreement dated 12/22/04 with Michael Nouri	SB-2 Amendment 2	333-119385	10.20	12/23/04
10.21	Standstill and Interest Modification Agreement dated 12/22/04 with Henry Nouri	SB-2 Amendment 2	333-119385	10.21	12/23/04
10.22	Standstill and Interest Modification Agreement dated 12/22/04 with Thomas Furr	SB-2 Amendment 2	333-119385	10.22	12/23/04
10.23	Standstill and Interest Modification Agreement dated 12/22/04 with Ronna Loprete	SB-2 Amendment 2	333-119385	10.23	12/23/04
10.24	Standstill and Interest Modification Agreement dated 12/22/04 with Eric Nouri	SB-2 Amendment 2	333-119385	10.24	12/23/04
10.25	Amended and Restated Integration Program Agreement for Vmail and Internet Messenger Engine dated 04/30/03 with Smart IL, Ltd.	SB-2 Amendment 1	333-119385	10.25	11/24/04

10.26	Amendment to Amended and Restated Integration Program Agreement dated 10/29/03 with Smart IL, Ltd.	SB-2 Amendment 1	333-119385	10.25	11/24/04
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X
32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350					X
32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350					X