Form 10-Q
period 2005-06-30
SMART ONLINE INC
filed 2005-08-15
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10-Q
_________________

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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
_________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as described in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

As of June 30, 2005, there were approximately 12,498,435 million shares of the Registrant’s Common Stock outstanding.

Smart Online, Inc.

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Smart Online, Inc.
Balance Sheets

Assets	June 30, 2005 (unaudited)	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$552,407	$173,339
Marketable securities	-	395,000
Accounts receivable, net	30,706	30,904
Other accounts receivable	-	43,455
Prepaid expenses	259,739	24,850
Total current assets	842,852	667,548
PROPERTY AND EQUIPMENT, net	141,600	75,636
INTANGIBLE ASSETS, net	15,394	16,623
OTHER ASSETS	13,540	13,894
TOTAL ASSETS	$1,013,386	$773,701
CURRENT LIABILITIES:
Accounts payable	$190,283	$186,382
Accrued payroll	160,088	110,079
Accrued payroll taxes, penalties and interest	11,528	574,827
Deferred revenue	531,479	721,689
Total current liabilities	893,378	1,592,977
LONG-TERM LIABILITIES:
Deferred compensation, notes payable and interest	-	1,091,814
Total long-term liabilities	-	1,091,814
Total liabilities	893,378	2,684,791

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 45,000,000 shares authorized, shares issued and outstanding: June 30, 2005 - 12,498,435; December 31, 2004 —11,631,832	12,498	11,632
Additional paid-in capital	38,506,363	34,809,832
Accumulated deficit	(38,398,853)	(36,732,554)
Total stockholders' equity (deficit)	120,008	(1,911,090)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,013,386	$773,701

See Notes to Financial Statements

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
REVENUES:
Integration fees	$252,198	$89,931	$381,720	$193,750
Syndication fees	103,602	30,621	195,642	61,242
OEM revenue	12,000	13,750	24,000	28,436
Web services	25,731	18,276	40,890	34,990
Other revenues	12,585	755	17,102	2,130
Related party revenues	-	82,512	-	165,025
Total revenues	406,116	235,845	659,354	485,573

COST OF REVENUES	21,911	43,408	53,637	100,427

GROSS PROFIT	384,205	192,437	605,717	385,146

OPERATING EXPENSES:
General and administrative	1,230,162	593,250	1,749,198	1,042,507
Sales and marketing	287,946	179,232	582,678	277,631
Development	246,403	127,643	501,630	292,021

Total operating expenses	1,764,511	900,125	2,833,506	1,612,159

LOSS FROM OPERATIONS	(1,380,306)	(707,688)	(2,227,790)	(1,227,013)

OTHER INCOME (EXPENSE):
Interest income (expense), net	4,197	(6,945)	10,195	(114,597)
Gain on debt forgiveness	9,293	21,847	556,634	49,395

Total other income (expense)	13,490	14,902	566,829	(65,202)
NET LOSS	(1,366,816)	(692,786)	(1,660,961)	(1,292,215)
Preferred stock dividends and accretion of discount on preferred stock	-	-	-	(2,215,625)
Accretive dividend issued in connection with registration rights agreement	(3)	-	(3)	-
Converted preferred stock inducement cost	-	-	-	(3,225,410)
Net loss attributed to common stockholders	$(1,366,819)	$(692,786)	$(1,660,964)	$(6,733,250)
NET LOSS PER SHARE:
Net loss attributed to common stockholders - Basic and Diluted	$(0.11)	$(0.06)	$(0.14)	$(0.75)
SHARES USED IN COMPUTING NET LOSS PER SHARE Basic and Diluted	12,387,333	10,722,507	12,110,013	9,022,107

See notes to financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,366,819)	$(692,786)	$(1,660,964)	$(1,292,215)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	13,155	11,975	24,248	22,079
Common shares, warrants, or options issued in lieu of compensation	585,279	-	585,279	161,000
Common shares issued for extension of loan	-	-	-	75,000
Issuance of warrants	-		19,231
Gain on debt forgiveness	(9,293)	(21,847)	(556,634)	(49,395)
Changes in assets and liabilities:
Accounts receivable	(18,517)	(28,506)	198	29,720
Related party receivable		5,625		38,682
Other accounts receivable	(4,999)	4,583	33,769	(13,750)
Prepaid expenses	(185,422)	8,559	(225,203)	(17,116)
Legal settlement obligation	-	(181,563)	-	(181,563)
Other assets	3,653	-	1,433	-
Deferred revenue	(142,382)	(117,261)	(190,210)	(300,981)
Accounts payable	(26,477)	214,003	31,332	(128,691)
Accrued payroll	43,741	28,345	55,961	29,717
Accrued payroll taxes payable	(49,341)	25,352	(49,341)	(965,506)
Accrued interest payable	-	3,166	-	(134,998)
Deferred compensation, notes payable, and interest	-	(35,649)	(1,091,814)	(76,343)
Net cash used in operating activities	(1,157,422)	(776,004)	(3,022,715)	(2,651,674)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(34,841)	(24,264)	(86,104)	(24,908)
Redemption of marketable securities	-	-	395,000	-
Net cash provided by (used in) investing activities	(34,841)	(24,264)	308,896	(24,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	-	-	-	(350,000)
Repayments from stockholder	-	-	-	(86,480)
Issuance of common stock	(34,841)	1,045,142	3,092,887	3,333,641
Net cash provided by financing activities	357,887	1,045,142	3,092,887	2,897,161
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(834,376)	244,874	379,068	220,579
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,386,783	77,191	173,339	101,486
CASH AND CASH EQUIVALENTS, END OF PERIOD	$552,407	$322,065	$552,407	$322,065

Supplemental disclosures:
Cash payment during the period for interest:	$-	$-	$154,288	$164,055

Non-cash financing activities:
Non-cash accretion of preferred stock redemption value	$-	$-	$-	$2,215,625
Conversion of preferred stock into common stock	$-	$-	$-	$19,724,839

See notes to financial statements.

Smart Online, Inc.

Notes to Financial Statements - Unaudited

1. Summary of Business and Significant Accounting Policies

Basis of Presentation-The accompanying balance sheet as of June 30, 2005 and the statements of operations and cash flows for the three months and six months ended June 30, 2005 and 2004 are unaudited. These statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Form 10-K for the year ended December 31, 2004.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. In the opinion of the Company’s management, the unaudited statements in the Form 10-Q include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2005, its results of operations and its cash flows for the three months and six months ended June 30, 2005 and 2004. The results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $38 million at June 30, 2005 and will be required to make significant expenditures in connection with continuing development and marketing efforts along with general and administrative expenses. The Company's ability to continue its operations is dependant upon its raising of capital through equity financing in order to meet its working needs.

These conditions raise substantial doubt about the Company's ability to continue as a going concern, and, if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

The Company needs to raise additional capital by the sale of its equity securities or other financing avenues. Management believes that actions presently being taken to obtain additional funding provides the additional opportunity for the Company to continue as a going concern.

Description of Business -Smart Online, Inc. (the "Company" or "Smart Online") was incorporated in the State of Delaware in 1993. Smart Online develops and markets Internet-delivered Software-as-Service (SaS) software applications and data resources to start, run, protect and grow small businesses (one to fifty employees). Smart Online's subscribers access Smart Online's products through the portal at www.SmartOnline.com directly and through the web sites of private label syndication partners that include major companies and financial institutions.

Fiscal Year -The fiscal year ends December 31. References to fiscal 2005, for example, refer to the fiscal year ending December 31, 2005.

Use of Estimates -The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued and the period over which revenue is generated. Actual results could differ from those estimates.

Segments -The Company operates in one segment.

Revenue Recognition- The Company recognizes revenue in accordance with accounting standards for software and service companies including United States Securities and Exchange Commission (“SEC”), Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”), the Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”),and related interpretations including American Institute of Certified Public Accountants (“AICPA”) Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies, which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

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

Syndication fees consist primarily of fees charged to syndication partners to create and maintain a customized private-label site and ongoing support, maintenance and customer service. The syndication agreements typically include an advance fee and monthly hosting fees. We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line. In general, we collect our billings in advance of the service period. The hosting fees are typically billed on a monthly basis. Our contracts and support contracts are non-cancelable, though they typically provide for early termination upon a material breach by either party that is not cured in a timely manner. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations. Should the contract terminate earlier than its term then we recognize the remaining deferred revenue upon termination. At present, Smart Online has insufficient historical data to determine if the relationship with its existing customers will extend beyond the initial term with the customer continuing to benefit from the advance fee. If Smart Online determines that existing and/or future contracts are expected to extend beyond the initial term whereby the customer continuing to benefit from the advance fee, Smart Online would extend the revenue recognition period accordingly to include the extended term. Based on that experience, it is possible that, in the future, the estimates of customer lives may change and, in such event, the period over which such syndication revenues are amortized would be adjusted. Any such change in specified contract lives would affect our future results of operations. Additionally, the syndication contracts typically include revenue sharing arrangements whereby syndication partners typically charge their customers a monthly fee to access the private-label site. In most cases, the syndication agreement provides for Smart Online to receive a percentage of these fees. Fees derived from such revenue sharing arrangements are recorded when earned. To date such revenue sharing fees have been negligible.

Integration fees consist primarily of fees charged to integration partners to integrate their products into the Smart Online syndication platform. Integrating third-party content and products has been a key component of Smart Online’s strategy to continuously expand and enhance the platform offered to its syndication partners and its own customer base. We generally invoice our customers in advance of the service period in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations. At present, Smart Online has insufficient historical data to determine if the relationship with its existing customers will extend beyond the initial term with the customer continuing to benefit from the advance fee. If Smart Online determines that existing and/or future contracts are expected to extend beyond the initial term whereby the customer continues to benefit from the advance fee, Smart Online would extend the revenue recognition period accordingly to include the extended term. Our contracts and support contracts are non-cancelable, though they provide for early termination upon a material breach by either party that is not cured in a timely manner. Should the contract terminate earlier than its term then we recognize the remaining deferred revenue upon termination. Based on that experience, it is possible that, in the future, the estimates of customer lives may change and, in such event, the period over which such syndication revenues are amortized would be adjusted. Any such change in specified contract lives would affect our future results of operations. Additionally, integration agreements typically include an upfront fee and a revenue sharing component. Fees derived from such revenue sharing arrangements are recorded when earned. To date such revenue sharing fees have been negligible.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of the fee from integration is received upfront. Our contracts and support contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. Online marketing, which consists of marketing services provided to our integration and syndication partners have in the past generated additional revenue. In addition, certain users have requested that Smart Online implement online marketing initiatives for them, such as promoting their products through Google or Overture Services. Online marketing has not been a material source of past income. We intend to seek an increase in the level of online marketing services in the future.

Web Services revenues are comprised of e-commerce sales directly to end-users, hosting and maintenance fees, e-commerce website design fees and online loan origination fees. E-commerce sales are made either on a subscription or a la carte basis. Subscription, which is access to most Smart Online offerings, is payable in advance on a monthly basis and is targeted at small companies or divisions of large companies. We will seek to grow our monthly subscription volume over the next 24 months as new versions of Smart Online’s platforms (OneBiz ConductorSM) are released.

Additionally, Smart Online receives a portion of third-party sales of products and services through revenue sharing arrangements, which involves a split of realized revenues. Hosting and maintenance fees are charged for supporting and maintaining the private-label portal and providing customer and technical support directly to our syndication partner’s users and are recognized on a monthly basis. E-commerce website design fees which are charged for building and maintaining corporate websites or to add the capability for e-commerce transactions are recognized over the life of the project. We have discontinued our third-party arrangement for online web design. We expect to resume this service after a new partner is under contract. Online loan origination fees are charged to provide users online financing options by which Smart Online receives payments for loan or credit provided. We intend to become more aggressive about promoting this line item in the future.

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

Barter Transactions- Barter revenue relates to syndication and integration services provided by Smart Online to business customers in exchange for advertising in the customers’ trade magazines and on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged. Smart Online applies APB 29, Accounting for Non-Monetary Transactions, the provisions of EITF 93-11, “Accounting for Barter Transactions Involving Barter Credits” and EITF 99-13 “Accounting for Advertising Barter Transactions” and, accordingly, recognizes barter revenues only to the extent that Smart Online has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. To date, the amount of barter revenue to be recognized has been more objectively determinable based on integration and syndication services provided rather than based upon the value of advertising received. For revenue from integration and syndication services provided for cash to be considered similar to the integration and syndication services provided in barter transactions, the services rendered must have been in the same media and similar term as the barter transaction. Further, the quantity or volume of integration or syndication revenue received in a qualifying past cash transaction can only evidence the fair value of an equivalent quantity or volume of integration or syndication revenue received in subsequent barter transactions. In other words, a past cash transaction can only support the recognition of revenue on integration and syndication contracts transactions up to the dollar amount of the cash transactions. When the cash transaction has been used to support an equivalent quantity and dollar amount of barter revenue, that transaction cannot serve as evidence of fair value for any other barter transaction. Once the value of the barter revenue has been determined, Smart Online follows the same revenue recognition principals as it applies to cash transactions with unearned revenues being deferred as described more fully above. At the time the barter revenue is recorded, an offsetting pre-paid barter advertising asset is recorded on Smart Online’s balance sheet. This pre-paid barter advertising asset is amortized to expense as advertising services are received such as when an advertisement runs in a magazine. Where more than one deliverable exists, such as when the barter partner is to provide advertising in four issues of a magazine, the expense is recognized pro-rata as the advertising deliverable is provided. Barter revenues totaled $160,477 and $5,000 for the three months ended June 30, 2005 and 2004, respectively. Barter revenues totaled $268,142 and $8,333 for the six months ended June 30, 2005 and 2004, respectively.

Cash and Cash Equivalents- All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Marketable Securities- Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115. Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at December 31, 2004, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. There were no unrealized gains or losses at December 31, 2004. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

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

Property and Equipment- Property and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method as follows:

Office equipment	5 years
Furniture and fixtures	7 years
Computer software	3 years
Computer equipment	3 years
Automobiles	5 years

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

Advertising Costs- Smart Online expenses all advertising costs as they are incurred. The amount charged to expense during the three months ended June 30, 2005 and 2004 were $53,518 and $65,007, respectively. The amount charged to expense during the six months ended June 30, 2005 and 2004 were $189,852 and $54,482, respectively. The 2004 period reflects a credit related to prior advertising activities. These advertising costs included $46,250 and $41,250 of barter advertising expense for the three months ended June 30, 2005 and 2004, respectively, and $181,250 and $41,250 for the six-months ended June 30, 2005 and 2004, respectively.

Net Loss per Share-Basic loss per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of redeemable preferred stock, stock options and warrants that are computed using the treasury stock method. The Company excluded shares issueable upon the exercise of redeemable preferred stock, stock options and warrants from the calculation of common equivalent shares as the impact was anti-dilutive.

Stock-Based Compensation- Smart Online accounts for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Stock Options are

generally granted at prices equal to the fair value of Smart Online’s common stock on the grant dates. Accordingly, Smart Online did not record any compensation expense in the accompanying financial statements for its stock-based compensation plans. Had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” Smart Online’s net loss attributed to common stockholders and net loss attributed to common stockholders per share for the quarters ended June 30, 2005 and 2004 would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss attributed to
common stockholders:
As reported	$(1,366,819)	$(692,786)	$(1,660,964)	$(6,733,250)
Add: Compensation cost
recorded at intrinsic value	-	-	-	161,000
Less: Compensation cost using
the fair value method	(62,352)	(113,658)	(96,404)	(382,483)
Pro forma	$(1,429,171)	$(806,444)	$(1,757,368)	$(6,954,733)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Reported net loss attributed to
common stockholders:
Basic and diluted	$(0.11)	$(0.06)	$(0.14)	$(0.75)

Pro forma net loss per share:
Basic and diluted	$(0.12)	$(0.08)	$(0.15)	$(0.77)

The fair value of option grants under Smart Online’s plan and other stock option issuances during the quarter and six months ended June 30, 2005 and 2004 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Dividend yield	0. 00%	0. 00%	0. 00%	0. 00%
Expected volatility	33.06%	0.00%	0.00 - 33.06%	0.00%
Risk free interest rate	4.24%	4.23%	4..23%	4.23%
Expected lives (years)	9.2	5.0	9.1	5.0

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R), a revision of SFAS 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for the beginning of the annual period beginning after June 15, 2005. Therefore the Company plans to adopt SFAS 123(R) on January 1, 2006. The Company is currently assessing the impact of this prospective change in accounting and believes that it will not have a material and adverse impact on the Company’s reported results of operations.

2. Balance Sheets Accounts

Marketable Securities

At December 31, 2004, marketable securities consisted of the following:

	Amortized Cost	Fair Value

Municipal bonds - redeemed February 2005	$395,000	$395,000

Smart Online did not hold any marketable securities on June 30, 2005.

Receivables

Smart Online evaluates the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on certain percentages of its receivables over 90 days old, which are determined based on historical experience and management’s assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of June 30, 2005 and December 31, 2004.

Property and Equipment

Property and equipment consists of the following at:

	June 30, 2005	December 31, 2004
Office equipment	$30,897	$16,187
Furniture and fixtures	7,125	7,125
Computer software	420,656	393,629
Computer equipment	710,041	663,723
Automobiles	29,504	29,504
	1,198,223	1,110,168
Less accumulated depreciation	(1,056,623)	(1,034,532)
Property and equipment, net	$141,600	$75,636

Depreciation expense for the three months ended June 30, 2005 and 2004 was $13,155 and $10,104, respectively. Depreciation expense for the six months ended June 30, 2005 and 2004 was $11,093 and $10,104, respectively.

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

3. Stockholders’ Equity (Deficit)

Common Stock

During February and March 2005, Smart Online sold 580,000 shares of common stock resulting in gross proceeds of $2.9 million to foreign investors in sales exempt under Regulation S. A portion of those funds were used to repay deferred compensation, including interest thereon, as more fully discussed in Note 2. In connection with this financing, Smart Online incurred stock issuance costs of $290,000. In connection with this financing, Smart Online issued to one of the investors a warrant to purchase 50,000 shares of common stock in consideration for the investor agreeing to certain restrictions on its ability to sell the shares. These warrants have an exercise price of $5 per share and terminate on January 1, 2007. During March 2005, Smart Online raised an additional $125,000 in gross proceeds from the sale of 25,000 shares of common stock at $5.00 per share in a private placement.

In connection with the aforementioned private placement conducted during March 2005, Smart Online and the investors executed registration rights agreements. One of these registration rights agreements requires Smart Online to pay investors 0.5% of their investment for each thirty-day period after April 30, 2005 in which Smart Online failed to file a registration statement registering shares sold in the private placement, which amount is prorated for partial 30-day periods. During the second quarter of 2005, the Company accrued $5,338 as a dividend to the investor.

Warrants

During February 2005, a consulting firm that was issued 350,000 warrants in November 2003 acquired 50,000 shares of Smart Online’s Common Stock as a result of the cashless exercise of warrants. Warrants to purchase 67,568 shares of Common Stock were cancelled in this cashless exercise. The fair market value of Smart Online’s Common Stock at the time of exercise was $5.00. During May 2005, this same consulting firm acquired 48,617 shares of Smart Online’s Common Stock as a result of the cashless exercise of warrants. Warrants to purchase 62,432 shares of Common Stock were cancelled in this cashless exercise. The fair market value of Smart Online’s Common Stock at the time of exercise was $5.875. At June 30, 2005, 220,000 of the warrants issued in November 2003 were still outstanding. In accordance with FAS 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities Smart Online recorded an additional $506,000 of expense during the second quarter of 2005 to adjust the carrying value of the outstanding warrants to their market value at that date.

Stock Option Plans

Smart Online maintains three equity compensation plans.

The following is a summary of the status of the plan and stock option activity:

	Shares	Weighted Average Exercise Price

BALANCE, December 31, 2004	1,768,900	$2.78
Granted	307,500	5.31
Exercised	(16,500)	3.50
Forfeited	(350,500)	$1.82
BALANCE, June 30, 2005	1,709,400	$4.69

The following table summarizes information about stock options outstanding at June 30, 2005:

				Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$ 1.30 - $ 1.43	670,000	3.5	$ 1.40	670,000	$ 1.40
$ 3.50	497,500	8.8	$ 3.50	186,730	$ 3.50
$ 5.00	493,900	5.5	$ 5.00	234,400	$ 5.00
$ 7.00	48,000	9.9	$ 7.00	-	$ 7.00
$ 1.30 - $ 7.00	1,709,400	5.8	$ 3.21	1,091,130	$ 2.53

Dividends

Smart Online has not paid any cash dividends through June 30, 2005.

4. Major Customers and Concentration of Credit Risk

Smart Online derives a significant portion of its revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues:

		3 Months Ended June 30, 2005
		Revenues	% of Total Revenues
Customer A	Integration/Barter	$82,500	20.3%
Customer B	Integration	50,000	12.3%
Customer C	Integration	51,183	12.6%
Customer D	Syndication/Barter	46,250	11.4%
Others	Various	176,183	43.4%
Total		$406,116	100.0%

		3 Months Ended June 30, 2004
		Revenues	% of Total Revenues
Customer E	Integration	$82,513	35.0%
Customer F	Integration	25,000	10.1%
Customer G	Integration	25,000	10.1%
Others	Various	103,332	43.8%
Total		$235,845	100.0%

		6 Months Ended June 30, 2005
		Revenues	% of Total Revenues
Customer A	Integration/Barter	$123,750	18.8%
Customer B	Integration	75,000	11.4%
Customer D	Syndication/Barter	80,938	12.3%
Others	Various	379,666	57.5%
Total		$659,354	100.0%

		6 Months Ended June 30, 2004
		Revenues	% of Total Revenues
Customer E	Integration	$165,025	34.0%
Customer F	Integration	50,000	10.3%
Customer G	Integration	50,000	10.3%
Others	Various	220,548	45.4%
Total		$485,573	100.0%

At June 30, 2005, Smart Online had one customer that accounted for 36% of accounts receivable and a second customer that accounted for the remaining 64% of accounts receivable. One of these customers accounted for substantially all of the accounts receivable at December 31, 2004.

5. Related Party Transactions

American Investment Holding Group, Inc., which is wholly-owned by two officers of Smart Online, owns approximately 23% of the outstanding Common Stock of Smart Online as of June 30, 2005. The same officers also own a controlling interest in other companies, some of which companies own Smart Online Common Stock.

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

During 2004 and 2005, Smart Online contracted with a consulting firm owned by an individual who was an officer of the Company at the time to provide strategic international sales and marketing services. Smart Online paid consulting fees of $17,500 during both the first quarter of 2005 and 2004 related to these services. Additionally, Smart Online paid the same consulting firm $2,500 related to the sale of certain shares of Common Stock during the first quarter of 2004. This consulting agreement was terminated in March, 2005.

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

In March 2004, SIL ceased further development of its technology and laid-off its employees. SIL is currently seeking opportunities to license or sell its technology. The Company continues to support this technology on behalf of SIL. The revenues derived from this agreement with SIL were recognized as income on a straight line basis over the life of the agreement. Smart Online recognized $330,050 of revenue related to the aforementioned integration, co-development and reseller agreements during 2004.

During the first half of 2004, Smart Online paid $158,384 to the Small Business Lending Institute (SBLI), of which an officer of Smart Online is also an officer and in which another officer of Smart Online is a minority shareholder, because SBLI paid Smart Online’s employees during the first quarter of 2004 while Smart Online was dealing with a tax matter with the Internal Revenue Service.

The following is a summary of related party revenues for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Smart II, Ltd. ("SIL"), formerly known as Smart Revenue Europe Ltd.- Integration fees	$-	$82,512	$-	$165,025

Total Related Party Revenues	$-	$82,512	$-	$165,025

The following is a summary of related party expenses for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Nen, Inc. - consulting fees included in sales and marketing expense related to strategic international sales and marketing services	$-	$17,500	$17,500	$35,000

Nen, Inc. - consulting fees included in general and administrative expense related to assisting Smart Online with obtaining additional equity financing	-	28,500	-	31,000

Small Business Loan Institute - consulting fees included in general and administrative expense	-	-	-	30,000

Smart II, Ltd. - Moving expenses, reseller payment, and technical co- development work	-	30,000	-	75,000

Interest expense incurred on loans from officer		1,526		4,649

Total Related Party Revenues	$-	$77,526	$17,500	$175,649

6. Commitments and Contingencies

Smart Online is subject to claims and suits that arise from time to time in the ordinary course of business.
During the second quarter of 2005, Smart Online settled claims with two former commercial business partners. The first claim asserted that Smart Online owed $92,204 for advertising which Smart Online asserted was faulty. Smart Online settled this claim in April 2005, paid the other party $50,000, and the case was dismissed with prejudice. As a result of this settlement, Smart Online recorded a gain on legal settlements of $42,293. In the second claim, Smart Online was being sued for breach of contract, unfair and deceptive trade practices, and punitive damages, alleging that Smart Online improperly refused to refund a $32,500 integration fee. Smart Online settled this claim in May 2005 by paying $30,000 and the case was dismissed with prejudice.

Smart Online did not pay its payroll taxes for the period of the fourth quarter of 2000 through the fourth quarter of 2003. In March 2004, Smart Online notified the Internal Revenue Service of its delinquent payroll tax filings and voluntarily paid the outstanding balance of its payroll taxes in the amount of $1,003,830 plus accrued interest of $122,655 to the Internal Revenue Service. The Internal Revenue Service notified Smart Online that it owed penalties plus accrued interest related to the above matter. At December 31, 2004, Smart Online had recorded a liability for accrued penalties and interest of $573,022. On February 18, 2005, the Internal Revenue Service agreed to accept Smart Online’s offer in compromise (Form 656) in settlement of all of Smart Online’s outstanding federal tax liabilities. Pursuant to the terms of the agreement, Smart Online, Inc. agreed to pay $26,100, surrender all credits and refunds for 2005 or earlier tax periods, and remain in compliance with all federal tax obligations for a term of five years. Smart Online paid $26,100 to the Internal Revenue Service on February 25, 2005, as required under the settlement terms. As a result of the settlement, Smart Online recorded a gain on legal settlement of approximately $547,000 during the first quarter of 2005.

7. Subsequent Events

Sales of Common Stock

During July 2005, Smart Online sold 90,909 shares of its common stock to an existing investor for a price of $5.50 per share resulting in gross proceeds of $500,000. Also during July 2005, Smart Online sold an additional 36,363 shares to a new investor resulting in gross proceeds of $199,997. Smart Online incurred issuance costs totaling $70,000 related to these stock sales. Additionally, in connection with these offerings, Smart Online entered into Registration Rights Agreements with these shareholders under which Smart Online is required to file a registration statement with the SEC to register the shares sold in the offering no later than September 30, 2005.

Stock Option Activity

During July 2005, Smart Online granted options to purchase 721,250 shares of common stock to employees and officers and an additional 20,000 options to members of the Board of Directors. These options contain an exercise price of $8.61 per share. Also during July 2005, options to purchase 150,000 shares at a weighted average exercise price of $5.00 per share expired unexercised.

Pending Acquisitions

During July 2005, Smart Online signed a non-binding letter of intent to acquire a privately held developer and distributor of customer relationship management software based in the mid-western United States. Under the terms of the letter of intent, Smart Online will issue the seller 500,000 shares of Smart Online common stock and assume certain liabilities of the seller. Smart Online is currently performing due diligence on this potential acquisition and anticipates that the acquisition will not close until September or October 2005 pending the outcome of its due diligence procedures and execution of definitive documents. Because due diligence and negotiations have not been completed, there is no assurance this transaction will be completed.

Also during July 2005, Smart Online signed a non-binding letter of intent to acquire a privately held developer and distributor of multi-channel commerce systems based in the Great Lakes region of the United States. Under the terms of the letter of intent, Smart Online will pay the seller $5.1 million, payable 66% in cash and 34% in shares of Smart Online common stock. The cash portion of the purchase price is payable in two halves, the first half of which is payable in four equal installments on the first business day of each quarter for four calendar quarters with the first payment due on the first day of the fiscal quarter following closing, and the second half of which is payable in cash on January 5, 2007. In addition, Smart Online is to pay $780,000 for noncompetition agreements to key personnel of the acquired company in eight equal quarterly installments during the two years after the closing. Smart Online is currently performing due diligence on this potential acquisition and anticipates that the acquisition will not close until September or October 2005 pending the outcome of its due diligence procedures and execution of definitive documents. Because due diligence and negotiations have not been completed, there is no assurance this transaction will be completed.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (including Risk Factors)

The following discussion in Management’s Discussion and Analysis of Financial Condition as Results of Operations (“MD&A”) and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of foreign currency exchange rate and interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,““anticipates,”“projects,”“intends,”“plans,”“estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

Smart Online develops and markets Internet-delivered or Software-as-Services (SaS) software applications and data resources to start, run, and grow small businesses. Many of our users are provided free use of our products. We reach small businesses through our own website www.smartonline.com and through private-label syndication arrangements with large corporations that private-label the Smart Online offering through their corporate web sites. Our syndication relationships provide a cost- and time-efficient way to market to the extremely large and diverse small business sector.

Smart Online has developed numerous sources of revenue as its business plan has changed to adapt to changing business circumstances. These sources of revenue include syndication partners, integration partners, OEMs, subscriptions from small businesses, one-time purchases by small businesses and barter transactions with media companies. Currently, each of these revenue streams is not substantial. Our business plan is designed to utilize existing and future relationships in each revenue source to increase the amount of revenue we derive from all sources. We have described below the key elements of how we plan to achieve this.

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

Our objective is to be a leading provider of on-demand business software application services for small businesses. We also believe that, when we complete development of OneBiz ConductorSM later this year, our products may be more attractive to middle size companies with up to 500 employees. At that time, we intend to begin marketing to such middle size companies. To address the significant market opportunity, our management team is focused on a number of short and long-term challenges, including strengthening and extending our service offerings, converting our registered users to paying customers, and expanding our sales efforts. Conversion of registered users to paying customers will begin when we release the second version of OneBiz ConductorSM which we expect will occur before the end of the third quarter of 2005.

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

During fiscal 2004, Smart Online entered into several new syndication and integration agreements totaling approximately $1.2 million, including $640,000 of barter transactions. During the first half of 2005, Smart Online continued its efforts to expand its syndication and integration partnership reach. These efforts resulted in the Company signing an agreement with Capital One during April 2005. We are planning to substantially increase our advertising and marketing in future years. We have started to enter into new syndication partnerships that target strategic partners for bartering arrangements for advertising and joint marketing programs to take advantage of discounted advertising rates and to provide an opportunity for us to share in the revenue generated by our syndication partners from use of our platform. We began targeting small business media companies during the first quarter of 2004, such as Inc. Magazine, FastCompany Magazine, and BusinessWeek, which have small-business customer bases. Smart Online anticipates the revenue share arrangements with the media companies will enable it to increase web services revenue for both Smart Online and its private label syndication partners as we begin to share in the revenue our partners generate from their websites. We expect to create these arrangements in the future with media companies which offer the ability to reach small-business customers and assist in off-setting Smart Online’s cash expenditures for print and online advertising and marketing. While we intend to derive a majority of our syndication revenue from traditional non-barter transactions, we will evaluate barter transactions on a case-by-case basis when we believe such transactions make economic or strategic sense. Pursuant to the requirements of Emerging Issues Task Force (EITF) No. 93-11, “Accounting for Barter Transactions Involving Barter Credits,” and EITF 99-13, “Accounting for Advertising Barter Transactions,” Smart Online recognized approximately $268,142 and $8,333 of barter revenue in the first half of 2005 and 2004, respectively.

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

We expect sales and marketing costs to increase substantially in dollars and as a percent of total expenses commencing with the second half of 2005 as we prepare for the launch of the second and third versions of OneBiz ConductorSM later this year and as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing and sales programs implemented. We expect we will have to increase marketing and sales expenses before we can substantially increase our revenues from sales of subscriptions.  We expect the second version of OneBiz ConductorSM will be released on or before September 30, 2005, except that all or part of the accounting application software may not be released until during the fourth quarter.  The third version of OneBiz Conductor SM  including enhanced accounting software, is expected to be released before the end of 2005.

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

During 2004, we entered into several new syndication and integration partnerships with targeted strategic partners, whereby we will receive a percentage of the revenue generated by our partners from their websites. The Company also signed an agreement with Capital One during April 2005. Certain of these agreements also included bartering arrangements for advertising and joint marketing programs to take advantage of discounted advertising rates and to provide an opportunity for revenue sharing. With these new partnerships more than 4 million small businesses utilize the websites of our syndication partners for various purposes. We intend to focus our future marketing and sales efforts on selling our products to the users of the websites of our syndication partners. Smart Online embarked on this program after other companies, including Google, Overture, and Career Builder, successfully implemented revenue share strategies where media companies provide these services to their customers to increase revenue for both companies. Smart Online began targeting small business media companies during the first quarter of 2004. We estimate our revenue share arrangements with the media companies will enable us to increase web services revenue for both Smart Online and our private label syndication partners. Smart Online expects to create arrangements in the future with media companies to assist in reducing Smart Online’s outlay of cash for more costly print and online advertising and marketing. While we intend to derive a majority of our syndication revenue from traditional non-barter transactions, we will evaluate barter transactions on a case-by-case basis when we believe such transactions make economic or strategic sense. During 2004, Smart Online signed syndication contracts with Inc. Magazine, FastCompany Magazine, and BusinessWeek. In addition we have embarked on a telesales effort to upsell current users to additional Smart Online services and to bring former users back to Smart Online.

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

Web Services revenues are comprised of e-commerce sales directly to end-users, hosting and maintenance fees, e-commerce website design fees and online loan origination fees. E-commerce sales are made either on a subscription or a la carte basis. Subscription, which is access to most Smart Online software and content services, is payable in advance on a monthly basis and is targeted at small companies or divisions of large companies. We will seek to grow our revenue, including monthly subscription volume, substantially over the next 24 months as new versions of Smart Online’s platform (OneBiz ConductorSM) are released. To date, most of our users have been given free use of our products. We plan to change that policy when we release the second version of OneBiz ConductorSM, which is planned to occur at the end of the third quarter of 2005. We expect that the monthly subscription fees will typically be $29.95 to $49.95 for new subscribers direct through www.smartonline.com and that there may be an introductory free trial period. We expect lower fees from subscribers at the private label syndication websites of our partners. Currently, we pay most of our syndication partners a percentage of the revenue we derive from their private label syndication websites, which amounts we report as a component of our sales and marketing expense. A la carte pricing, which allows customers to purchase one-time use of a specific software or content services, ranges from $10 to $300, which can include third-party charges when applicable, such as state and federal fees associated with incorporating a business or additional fees associated with having a press release written and revised.  We are currently evaluating inclusion in the second and third versions of OneBiz ConductorSM the accounting software applications developed by another company.  This may delay the release of the accounting software of the second version of OneBiz ConductorSM until the fourth quarter of 2005.  Such delay may cause a delay in our ability to sell subscriptions on the accounting software is an important part of the second version of OneBiz ConductorSM.

Additionally, Smart Online receives a portion of third-party sales of products and services through revenue sharing arrangements, which involves a split of realized revenues. We charge hosting and maintenance fees for supporting and maintaining the private-label portal of our syndication partners and for providing customer and technical support directly to our syndication partners’ users. We recognize this revenue on a monthly basis. E-commerce website design fees, which are charged for building and maintaining corporate websites or to add the capability for e-commerce transactions, are recognized over the life of the project. We have discontinued our third-party arrangement for online web design. We expect to resume this service after a new partner is under contract. Online loan origination fees are charged to provide users online financing option by which Smart Online receives payments for loans or credit provided by our partners. We intend to become more aggressive about promoting this line item in the future.

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

Revenue From Related Parties

Approximately 33.0% of total revenues for the quarter ended June 30, 2004 were from a single customer, Smart IL Ltd. (“SIL”), formerly known as Smart Revenue Europe Ltd., an Israeli based software company that specialized in secured instant messaging products. During March 2004 SIL ceased further development of its technology and laid-off all employees after SIL completed development of, and delivered to us, its instant messenger product. SIL is currently seeking to license or sell its technology; however, we do not expect to receive substantial revenue from SIL in the future. SIL is owned by Doron Roethler, a shareholder of Smart Online. Smart Online did not derive any revenue from related parties during the first half of 2005.

The following is a summary of related party revenues:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Smart IL, Ltd. ("SIL"), formerly known as Smart Revenue Europe Ltd.- Integration fees	$-	$82,512	$-	$165,025

Total Related Party Revenues	$-	$82,512	$-	$165,025

Smart Online does not expect revenue from related parties to be a significant part of Smart Online’s future revenues. If Smart Online fails to replace revenue from related parties with revenue from unrelated parties, Smart Online’s revenue will decrease.

Cost of Revenues

Cost of Revenues. To date Smart Online has not capitalized any costs associated with the development of its products and platform. Smart Online has not capitalized any direct or allocated overhead associated with the development of software products prior to general release. SFAS No. 86, “Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed”, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on Smart Online’s product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. Cost of revenues is comprised primarily of salaries and related employee expenses associated with employees who provide maintenance and support services.

Operating Expenses

During the first half of 2005 and fiscal 2004 our efforts were primarily focused on product development and integration. During 2004 and the first half of 2005, Smart Online added eight additional members to its development team and had 26 full-time employees as of June 30, 2005. Smart Online had 16 employees at June 30, 2004. Most employees performed multiple functions. As noted below, during the first quarter of 2004, Smart Online’s employees were transferred to another entity and leased back.

Research and Development. We have historically focused our research and development activities on increasing the functionality and enhancing the ease of use of our on-demand application service. Because of our proprietary, scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase substantially in absolute dollars as we upgrade and extend our service offerings and develop new technologies. We expect this to be particularly true during 2005 as we incur expenses to develop our next generation services portal, OneBiz ConductorSM. OneBiz ConductorSM will include significant enhancements to the technology platform and add additional applications to our product offerings. We plan to accomplish this through a combination of internal development, joint development, licensing from other companies, and acquisitions. OneBiz ConductorSM will be released in three versions. The first version was released during the first quarter of 2005.   We expect the second version of OneBiz Conductor SM will be released on or before September 30, 2005, except that all or part of the accounting application may not be released until during the fourth quarter. The third version of OneBiz ConductorSM, including enhanced accounting software, is expected to be released before the end of 2005.  We had 8 development team members at June 30, 2004 and 13 development team members at June 30, 2005. We expect to add 2 to 5 additional development team members during the second half of 2005.

Marketing and Sales. During 2004 and the first half of 2005, Smart Online has spent limited funds on marketing, advertising, and public relations. We expect these expenditures to increase significantly starting in mid-2005 and expect this trend to continue as we strive to grow our revenue. Smart Online has also embarked on an effort to develop programs similar to marketing efforts by Google, Overture, and Career Builder where media companies provide Smart Online’s Private Label Syndication services to their small business end users. Smart Online began targeting small business media companies in the first quarter of 2004, such as Inc. Magazine and FastCompany Magazine, who have small business customer bases. The strategy has been to implement Private Label Syndication platforms in exchange for advertising and joint marketing programs with these companies. Smart Online estimates the revenue capabilities from its back-end revenue-sharing arrangements with these contracts will enable it to increase web services revenue for both Smart Online and its partners beginning after we release the second version of OneBiz ConductorSM, which is planned to occur before the end of the third quarter of 2005. Smart Online expects to create certain types of these arrangements in the future with media companies who offer the ability to reach small business customers and will assist in off-setting Smart Online’s outlay of cash for print and online advertising and marketing while providing reduced advertising prices. Media companies are requesting such services to assist in driving additional revenue.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. We plan to continue to invest heavily in marketing and sales by increasing the number of direct sales personnel and increase penetration within our existing customer base, expanding our domestic and international selling and marketing activities, building brand awareness and participating in additional marketing programs. We expect to hire 5 to 10 additional sales people during the second half of 2005. As a result, we expect that in the future, marketing and sales expenses will increase in absolute dollars and will be a significant cost.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically re-evaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. We presently believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition- We recognize revenue in accordance with accounting standards for software and service companies including the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104 “Revenue Recognition” (“SAB 104”), Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”),and related interpretations including American Institute of Certified Public Accountants (“AICPA”) Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies, which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable. EITF 00-21 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: 1) the delivered item has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered item; and 3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in control of the vendor. Smart Online’s syndication and integration agreements typically include multiple deliverables including the grant of a non-exclusive license to distribute, use and access the Smart Online platform, fees for the integration of content into the Smart Online platform, maintenance and hosting fees, documentation and training, and technical support and customer support fees. Smart Online cannot establish fair value of the individual revenue deliverables based on objective and reliable evidence, because Smart Online does not have a long, consistent history of standard syndication and integration contractual arrangements, as there have only been a few contracts that have continued past the initial contractual term, Smart Online does not have any contracts in which these elements have been sold as stand-alone items, and there is no third-party evidence of fair value for products or services that are interchangeable and comparable to the Smart Online’s products and services. As such, Smart Online cannot allocate revenue to the individual deliverables and must record all revenues received as a single unit of accounting as further described below. Additionally, Smart Online has evaluated the timing and substantive nature of the performance obligations associated with the multiple deliverables noted above, including the determination that the remaining obligations are essential to the on-going usability and functionality of the delivered products, and determined that revenue should be recognized over the life of the contracts, commencing on the date the site goes on-line, due to such factors as the length of time over which the remaining obligations will be performed, the complex nature of integrating and maintaining customer content with Smart Online’s platform which services are unavailable from other vendors, and the timing of payment of a portion of the contract price such as monthly hosting payments.

Syndication fees consist primarily of fees charged to syndication partners to create and maintain a customized private-label site and ongoing support, maintenance and customer service. Our syndication agreements typically include an advance fee and monthly hosting fees. We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line. In general, we collect our billings in advance of the service period. Our hosting fees are typically billed on a monthly basis. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations. At present, Smart Online has insufficient historical data to determine if the relationship with its existing customers would extend beyond the initial term with the customer continuing to benefit from the advance fee. If Smart Online determines that existing and/or future contracts are expected to extend beyond the initial term whereby the customer continues to benefit from the advance fee, Smart Online would extend the revenue recognition period accordingly to include the extended term. Our syndication contracts and support contracts typically provide for early termination only upon a material breach by either party that is not cured in a timely manner. If a contract terminates earlier than its term, we recognize the remaining deferred revenue upon termination. Based on that experience, it is possible that, in the future, the estimates of expected duration of customer contract lives may change and, in such event, the period over which such syndication revenues are amortized would be adjusted. Any such change in specified contract lives would affect our future results of operations. Additionally, the syndication contracts typically include revenue sharing arrangements whereby syndication partners typically charge their customers a monthly fee to access the private-label site. In most cases, the syndication agreements provides for Smart Online to receive a percentage of these fees. Fees derived from such revenue sharing arrangements are recorded when earned. To date, such revenue sharing fees have been negligible.

Integration fees consist primarily of fees charged to integration partners to integrate their products into the Smart Online syndication platform. Integrating third-party content and products has been a key component of Smart Online’s strategy to continuously expand and enhance its platform offered to syndication partners and its own customer’s base. We generally invoice our customers in advance of the service period in annual or monthly installments and typical payment terms provide that our customers must pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations. At present, Smart Online has insufficient historical data to determine if the relationship with its existing customers would extend beyond the initial term with the customer continuing to benefit from the advance fee. If Smart Online determines that existing and/or future contracts are expected to extend beyond the initial term whereby the customer continues to benefit from the advance fee, Smart Online would extend the revenue recognition period accordingly to include the extended term. Our integration contracts and support contracts typically provide for early termination only upon a material breach by either party that is not cured in a timely manner. If a contract terminates earlier than its term, we recognize the remaining deferred revenue upon termination. Based on that experience, it is possible that, in the future, the estimates of expected implementation periods and customer lives may change. In such event, the period over which such syndication revenues are amortized will be adjusted. Any such change in specified contract lives would affect our future results of operations. Additionally, integration agreements typically include an upfront fee and a revenue sharing component. Fees derived from such revenue sharing arrangements are recorded when earned. To date, such revenue sharing fees have been negligible.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of the fee from integration agreements is received upfront. Our syndication and integration contracts and support contracts typically provide that customers have the right to terminate their contracts during the initial term only for cause if we fail to perform. We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers are required to pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. Online marketing, which consists of marketing services provided to our integration and syndication partners have in the past generated additional revenue. In addition, certain users have requested that Smart Online implement online marketing initiatives for them, such as promoting their products through Google or Overture Services. Online marketing has not been a material source of revenue in the past. We expect to increase our online marketing services revenue in the future.

Web Services revenues are comprised of e-commerce sales directly to end-users, hosting and maintenance fees, e-commerce website design fees and online loan origination fees. E-commerce sales are made either on a subscription or a la carte basis. Subscription, which provides users with access to most of our products is payable in advance on a monthly basis and is targeted at small companies or small divisions of large companies. At present, we provide free access to our subscribers. We will seek to grow our monthly subscription volume substantially over the 24 months after new versions of Smart Online’s platforms (OneBiz ConductorSM) are released and we have time to market and invest more in marketing and sales. We expect monthly subscription fees will typically be $29.95 to $49.95, for new subscribers at www.smartonline.com, and that there may be an introductory trial period. To date we have given free access to our web services to most users. We expect lower fees from subscribers at the private label syndication websites of our partners. Currently, we pay most of our syndication partners a percentage of the revenue we derive from their private label syndication websites, which amounts we report as a component of our sales and marketing expense. A la carte pricing, which allows customers to purchase one-time use of a specific software or content service, ranges from $10 to $300, which includes third-party charges when applicable, such as state and federal fees associated with incorporating a business or additional fees associated with having a press release written and revised.

Additionally, Smart Online receives a portion of revenue from third-party sales of products and services through our website and websites of our syndication partners from revenue sharing arrangements, which involves a split of realized revenues. We charge hosting and maintenance fees for supporting and maintaining the private-label portal of our partners and for providing customer and technical support directly to our syndication partner’s users and are recognized on a monthly basis. E-commerce website design fees, which are charged for building and maintaining corporate websites or to add the capability for e-commerce transactions, are recognized over the life of the project. We have discontinued our third-party arrangement for online web design. We expect to resume this service after a new partner is under contract. Online loan origination fees are charged to provide users online financing options. Smart Online receives payments for loans or credit provided. We intend to become more aggressive about promoting this service in the future.

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

Barter Transactions- Barter revenue relates to syndication and integration services provided by Smart Online to business customers in exchange for advertising in the customers’ trade magazines and on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged. Smart Online applies APB 29, Accounting for Non-Monetary Transactions, the provisions of EITF 93-11, “Accounting for Advertising Barter Transactions Involving Barter Credits” and EITF 99-13, “Accounting for Advertising and Barter Transactions” and, accordingly, recognizes barter revenues only to the extent that Smart Online has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. To date the amount of barter revenue to be recognized has been more objectively determinable based on integration and syndication services provided. For revenue from integration and syndication services provided for cash to be considered similar to the integration and syndication services provided in barter transactions, the services rendered must have been in the same media and similar term as the barter transaction. Further, the quantity or volume of integration or syndication revenue recorded in a qualifying past cash transaction can only evidence the fair value of an equivalent quantity or volume of integration or syndication revenue recorded in subsequent barter transactions. In other words, a past cash transaction can only support the recognition of revenue on integration and syndication contracts barter transactions up to the dollar amount of the cash transactions. When the cash transaction has been used to support an equivalent quantity and dollar amount of barter revenue, that transaction cannot serve as evidence of fair value for any other barter transaction. Once the value of the barter revenue has been determined, Smart Online follows the same revenue recognition principals as it applies to cash transactions with unearned revenues being deferred as described more fully under the caption “Revenue Recognition” above. At the time the barter revenue is recorded, an offsetting pre-paid barter advertising asset is recorded on Smart Online’s balance sheet. This pre-paid barter advertising asset is amortized to expense as advertising services are received such as when an advertisement runs in a magazine. Where more than one deliverable exists, such as when the barter partner is to provide advertising in four issues of a magazine, the expense is recognized pro-rata as the advertising deliverable is provided. Barter revenues totaled $8,333 and $268,142 in the first half of 2004 and 2005, respectively.

Marketable Securities- Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115.

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

Overview of Results of Operations for the Quarters Ended June 30, 2005 and 2004

Revenue totaled $406,116 for the second quarter of 2005 as compared to $235,845 for the second quarter of 2004. These revenues reflect a 180 percent increase in integration revenues and a 238 percent increase in syndication revenues. During the second quarter of 2005, no revenues were derived from related parties as compared to $82,512 for the comparable 2004 period. Gross margin improved from $192,437, or 81.6 percent of revenues, during the 2004 period to $384,205, or 94.6 percent of revenues, for the 2005 period primarily as a result of a decrease in the number of staff assigned to the customer support function.

Operating expenses increased from $900,125 during the second quarter of 2004 to $1,764,511 for the second quarter of 2005. As discussed below, the principal factors resulting in the increase in operating expense were (1) the inclusion of $506,000 of additional expense associated with certain warrants issued during 2003, an increase of approximately $113,000 in consulting expenses, an increase of approximately $53,000 in travel related expenses, and an increase in expenses associated with the Sarbanes-Oxley Act, (2) the hiring of three additional sales staff, the use of consultants to assist in the development and implemenation of our sales strategy, and referral fees paid to our integration and syndication partners, and (3) additional programming, database management, quality assurance, and project management resources in the development function to support the on-going development of the OneBiz ConductorSM product.

Net loss increased from $692,786 in the second quarter of 2004 to $1,366,819 in the second quarter of 2005. The above net losses equated to a loss per share of $0.11 during the second quarter of 2005 and a loss per share of $0.06 during the second quarter of 2004 based on 12,387,333 and 10,722,507 weighted average shares outstanding, respectively.

Overview of Results of Operations for the Six Months Ended June 30, 2005 and 2004

Revenue totaled $659,354 for the first half of 2005 as compared to $485,573 for the first half of 2004. These revenues reflect a 97.0 percent increase in integration revenues and a 219 percent increase in syndication revenues. During the first half of 2005, no revenues were derived from related parties as compared to $165,025 for the comparable 2004 period. Gross margin improved from $385,146, or 79.3 percent of revenues, during the 2004 period to $605,717, or 91.9 percent of revenues, for the 2005 primarily as a result of a decrease in stock based consulting expenses and a reduction in the number of staff assigned to the customer support function. During the second quarter of 2005, two integration agreements were cancelled resulting in the recognition of $41,250 of revenue that would otherwise have been recognized during the third quarter of 2005.

Operating expenses increased from $1,612,159 during the first half of 2004 to $2,833,506 for the first half of 2005. As discussed below, the principal factors resulting in the increase in operating expense were (1) ) the inclusion of $506,000 of additional expense associated with certain warrants issued during 2003, an increase of approximately $70,000 in consulting expenses, an increase of approximately $53,000 in travel related expenses, and an increase of approximately $153,000 in accounting and consulting fees associated with complying with public company reporting requirements and the Sarbanes-Oxley Act , (2)increased barter advertising, consulting fees, and additional sales staff in sales and marketing, and (3) additional programming, database management, quality assurance, and project management resources in the development function to support the on-going development of the OneBiz ConductorSM product.

Net loss decreased from $6,733,250 in the first half of 2004 to $1,660,964 in the first half of 2005. In addition to the revenue and expense factors noted above, the decrease in net loss was also attributable to a $507,238 increase in one-time gains resulting from debt forgiveness. Additionally, the first half 2004 net loss included $2,215,625 of expense related to preferred stock dividends and accretion of discount on the preferred stock prior to its conversion to Common Stock later during the same quarter and $3,225,410 of expense related to an accretive dividend issued in connection with a registration rights agreement.

The above net losses equated to a loss per share of $0.14 during the first half of 2005 and a loss per share of $0.75 during the first half of 2004 based on 12,110,013 and 9,022,107 weighted average shares outstanding, respectively.

The following tables set forth selected statements of operations data for each of the periods indicated.

Revenues

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
REVENUES:
Integration fees	$252,198	$89,931	$381,720	$193,750
Syndication fees	103,602	30,621	195,642	61,242
OEM revenue	12,000	13,750	24,000	28,436
Web services	25,731	18,276	40,890	34,990
Other revenues	12,585	755	17,102	2,130
Related party revenues	-	82,512	-	165,025
Total revenues	$406,116	$235,845	$659,354	$485,573

Three Months Ended June 30, 2005 and 2004

Total revenues were $406,116 for the second quarter of 2005 compared to $235,845 for the second quarter 2004 representing an increase of $170,271 or 72.2 percent.

During fiscal 2004 the Company focused on entering into integration and syndication agreements with third parties who have significant small-business customer bases as it prepares for the launch of its OneBiz ConductorSM product. This focus resulted in Smart Online entering into agreements with two new syndication partners during the second quarter of 2004. The Company also signed an agreement with Capital One during April 2005. As more fully described under “Significant Accounting Policies”, Smart Online recognizes revenue from syndication and integration agreements over the expected service period of the related agreement.

At June 30, 2005, Smart Online had nine active integration agreements and six active syndication agreements. At June 30, 2004, Smart Online had nine active integration agreements and four active syndication agreements. During the second quarter of 2005, two integration agreements were cancelled resulting in the recognition of $41,250 of revenue that would otherwise have been recognized during the third quarter of 2005.

Substantially all of the integration and syndication revenue for the quarter ended June 30, 2005, was derived from six integration partners and three syndication partners.

Substantially all the integration and syndication revenue for the quarter ended June 30, 2004, was derived from eight integration partners and three syndication partners.

Integration revenues for the second quarter of 2005 totaled $252,198 as compared to $89,931 for the same period in 2004 representing an increase of $162,267 or 180%. Approximately 72.8% of the 2005 integration revenues were from three integration agreements each of which accounted for greater than 10% of total second quarter revenues. Included in the second quarter 2005 integration revenues is $41,250 of revenue recognized as a result of the company terminating a barter integration agreement. In total, the 2005 and 2004 periods included $87,500 and $5,000 of revenue derived from barter transactions, respectively.

Syndication revenues for the second quarter of 2005 totaled $103,602 as compared to $30,621 for the same period in 2004 representing an increase of $72,981 or 238%. The 2005 revenues were derived from three syndication agreements one of which accounted for greater than 10% of total second quarter revenues. The 2005 and 2004 periods included $72,977 and $0 of revenue derived from barter transactions, respectively.

Web services and other revenues increased by $7,455 in the second quarter 2005 as compared to the same period in 2004.

Smart Online did not derive any revenue from related parties during the second quarter of 2005. During the second quarter of 2004, revenues from related parties accounted for $82,513, or 35.0%, of total revenue. Management does not expect related party revenues to be a significant source of income going forward.

Six Months Ended June 30, 2005 and 2004

Total revenues were $659,354 for the six months ended 2005 compared to $485,573 for the six months ended 2004 representing an increase of $173,781 or 35.8 percent.

Integration revenues for the six months ended 2005 totaled $381,720 as compared to $193,750 for the same period in 2004 representing an increase of $187,970 or 97.0%. Approximately 52% of the 2005 integration revenues were from two integration agreements each of which accounted for greater than 10% of total first half 2005 revenues. The 2005 and 2004 periods included $133,750 and $8,333 of revenue derived from barter transactions, respectively.

Syndication revenues for the six months ended 2005 totaled $195,642 as compared to $61,242 for the same period in 2004 representing an increase of $134,400 or 219%. All of the 2005 revenues were from three syndication agreements each of which accounted for greater than 10% of total first half revenues. The 2005 and 2004 periods included $134,392 and $0 of revenue derived from barter transactions, respectively.

Web services revenue and other revenues increased by $5,900 and $14,972, respectively, for the six months ended June 30, 2005 as compared to the same 2004 period.

Smart Online did not derive any revenue from related parties during the first half of 2005. During the first half of 2004, revenues from related parties accounted for $165,025, or 34.0%, of total revenue. Management does not expect related party revenues to be a significant source of income going forward.

Cost of Revenues

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Cost of Revenues	$21,911	$43,408	$53,638	$100,427

Three months ended June 30, 2005 and 2004

Cost of revenues is comprised primarily of salaries and the cost of an external hosting facility associated with maintaining and supporting integration and syndication partners. Cost of revenues decreased 50% from $43,408 in the second quarter 2004 to $21,911 in the second quarter of 2005 primarily due to lower compensation expense. Compensation expense for the fist and second quarters of 2005 was approximately 50% lower than the comparable 2004 periods as internal resources were reallocated to better match developments, sales, and customer support needs. Cost of revenues is expected to increase in future periods commensurate with growth in integration and syndication partners and as users are added following the 2005 release of OneBiz ConductorSM. Additionally, Smart Online incurred approximately $9,000 of external hosting expense during the second quarter of 2005 as compared to $0 for the same period in 2004. During the third quarter of 2004, Smart Online migrated certain of its hosting services from its in-house operations to a third party that has a global reach and provides superior data hosting, data access, security, and back-up capabilities.

Six Months Ended June 30, 2005 and 2004

Cost of revenues decreased 53% from $100,427 in the six months ended 2004 to $53,638 in the six months ended 2005 primarily due to lower compensation expense. As noted above in the discussion of second quarter results, compensation expense included in cost of revenues decreased by approximately 50% as internal resources were reallocated to better match development, sales, and customer support needs.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
OPERATING EXPENSES:
General and administrative	$1,230,162	$593,250	$1,749,198	$1,042,507
Sales and marketing	287,946	179,232	582,678	277,631
Development	246,403	127,643	501,630	292,021

Total operating expenses	$1,764,511	$900,125	$2,833,506	$1,612,159

Three months ended June 30, 2005 and 2004

General and Administrative- General and administrative expenses increased by $636,912 from $593,250 in the second quarter of 2004 to $1,230,162 in the same period of 2005 primarily as a result of the inclusion of $506,000 of additional expense associated with certain warrants issued during 2003. In accordance with FAS 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the Company is required to record additional expense from time to time to reflect the increase in market value of Smart Online’s shares of common stock into which the outstanding warrants are convertible. Other factors contributing to the increase in general and administrative expenses include an increase of approximately $113,000 in consulting expenses, an increase of approximately $53,000 in travel related expenses, and an increase in expenses associated with the Sarbanes-Oxley Act. These increases were offset in part by a decrease of approximately $71,000 in legal and professional fees. The increase in consulting fees is attributable to approximately $68,000 of expense associated with the issuance of stock options to a strategic consultant and fees to various consultants engaged by the company to assist with public relations, investor relations, financing, and strategic planning. The increase in travel related expenses is primarily related to an increase in travel associated with investor relations and presentations to investor prospects.

Management expects that certain costs such as compliance with the Sarbanes-Oxley Act and other public company-related expenses including investor relations, public relations, shareholder related expenses and insurance will increase general and administrative expenses during the remaining fiscal 2005 as compared to the 2004 period. Smart Online is also shifting from dependence on outside consultants to Smart Online employees. In June 2005, Smart Online hired a General Counsel. Additionally, in the third quarter of 2005, Smart Online engaged a search firm to assist the company in a search for a Chief Financial Officer with public company experience.

Sales and Marketing- Sales and marketing increased from $179,232 the second quarter of 2004 to $287,946 in the second quarter of 2005, an increase of approximately $108,714. This increase in sales and marketing expense was primarily attributable to the hiring of additional sales personnel and higher recruiting and travel expenses associated with these new hires, the engagement of consultants, and fees due to integration and syndication partners for driving subscribers to our site. During the second quarter of 2005, Smart Online added three new sales people, including regional managers in California and New York, to assist with the roll out of the OneBiz ConductorSM product. Additionally, during the quarter Smart Online engaged the services of consultants to assist with the development and implementation of its sales and marketing strategy and to assist the company with syndication and integration prospects. One of these consultants was subsequently appointed Vice President of Sales during the third quarter of 2005. These sales hires will increase the salary related expenses in the last two quarters of 2005. The 2005 period also includes approximately $8,000 of fees paid to integration and syndication partners, which fees are based on percentages of the subscription and ala carte revenue we generated from customers referred by our integration and syndication partners.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. We plan to invest heavily in marketing and sales by increasing the number of direct sales personnel and increase penetration within our existing customer base, expanding our domestic and international selling and marketing activities, building brand awareness and participating in additional marketing programs. During the second half of 2005 we expect to hire 5 to 10 additional sales people. This increase is being timed to coincide with the planned release of the second version our Next Generation Platform, OneBiz ConductorSM.

Development- Development expense increased from $127,643 in the second quarter of 2004 to $246,403 in the second quarter of 2005. The increase in development expenses was primarily attributable to the hiring of additional programming, database management, quality assurance, and project management resources to support the on-going development of the OneBiz ConductorSM product.

Smart Online expects development expenses to increase significantly during the last two quarters of 2005 as a result of anticipated hiring of additional development, database management, and project management resources.

Six Months Ended June 30, 2005 and 2004

General and Administrative- General and administrative expenses increased by $706,691 from $1,042,507 in the six months ended 2004 to $1,749,198 in the same period of 2005. As noted in the discussion of second quarter results, this increase was primarily as a result of the inclusion of $506,000 of additional expense associated with certain warrants issued during 2003. Other factors contributing to the increase in general and administrative expenses include an increase of approximately $70,000 in consulting expenses, an increase of approximately $53,000 in travel related expenses, and an increase of approximately $153,000 in accounting and consulting fees associated with complying with public company reporting requirements and the Sarbanes-Oxley Act. The increase in consulting fees is attributable to approximately $68,000 of expense associated with the issuance of stock options to a strategic consultant and fees to various consultants engaged by the company to assist with public relations, investor relations, financing, and strategic planning. The increase in travel related expenses is primarily related to an increase in travel associated with investor relations and presentations to investor prospects. These increases were offset in part by a $45,000 decrease in legal and professional fees. Additionally, general and administrative expense for the first six months of 2004 included $66,287 of expense related to stock options for which there was $0 in the 2005 period.

Sales and Marketing- Sales and marketing increased from $277,631 in the six months ended 2004 to $582,678 in the six months ended 2005, an increase of approximately $305,047. The first half 2005 increase was primarily attributable to increased advertising, consulting fees, and additional sales staff. The increase in advertising expense is primarily attributable to barter advertising expense, which increased by approximately $140,000 during the first half of 2005, as compared to the first half of 2004. Consulting fees increased by approximately $36,000 due to the engagement of consultants to assist the company with its development and implementation of its sales and marketing strategy and to assist the company with syndication and integration prospects. Staff related expenses, including new hires, compensation adjustments, and recruiting expenses, increased approximately $64,000 for the six months ended June 30, 2005 as compared to the comparable 2004 period. These sales hires will increase the salary related expenses in the last two quarters of 2005.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. We plan to invest heavily in marketing and sales by increasing the number of direct sales personnel and increase penetration within our existing customer base, expanding our domestic and international selling and marketing activities, building brand awareness and participating in additional marketing programs. As previously noted, during the second half of 2005 we expect to hire 5 to 10 additional sales people. This increase is being timed to coincide with the planned release of the second version our Next Generation Platform, OneBiz ConductorSM.

Development- Development expense increased from $292,021 in the six months ended June 30, 2004 to $501,630 in the six months ended 2005. This increase is primarily the result of Smart Online adding additional programming, database management, quality assurance, and project management resources to support the on-going development of the OneBiz ConductorSM product.

Smart Online expects development expenses to increase significantly during the last two quarters of 2005 as compared to the same period in 2004 as a result of anticipated hiring of additional development, database management, and project management resources.

Other Income (Expense)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
OTHER INCOME (EXPENSE):
Interest income (expense), net	$4,197	$(6,945)	$10,195	$(114,597)
Gain on debt forgiveness	9,293	21,847	556,633	49,395

Total other income (expense)	$13,490	$14,902	$566,829	$(65,202)

Three months end June 30, 2005 vs. 2004

Smart Online incurred net interest income of $4,197 for the second quarter of 2005 and net interest expense of $6,945 for the second quarter of 2004. During the second quarter of 2005, Smart Online realized gains from debt forgiveness of $9,293 compared to $21,847 during the second quarter of 2004. These gains resulted from negotiated and contractual releases of outstanding liabilities.

Six Months Ended June 30, 2005 and 2004

Smart Online had net interest income of $10,195 for the first six months of 2005 as compared to net interest expense of $114,597 for the comparable 2004 period. The 2004 interest expense amounts included $75,000 of interest related to the issuance of 150,000 shares of common stock to a relative of one of Smart Online’s officers in consideration for extending the term of a loan and loaning additional funds to the corporation. The remainder of the 2004 interest expense is primarily attributable to interest due on deferred compensation owed to officers of Smart Online and interest related to unpaid payroll tax obligations. Both the deferred compensation and income tax obligations were relieved during the first quarter of 2005. Therefore, management expects that interest expense will be significantly lower in 2005.

During the first half of 2005, Smart Online realized gains of $556,633 as compared to $49,395 during the first half of 2004, from negotiated and contractual releases of outstanding liabilities. The gains from debt forgiveness resulted from unrelated third parties. The first half 2005 gain resulted primarily from a settlement of Internal Revenue Service claims for penalty and interest. During the first half of 2004, the gain resulted primarily from trade creditors who had performed services for Smart Online, agreeing to accept as payment in full a lesser amount than the stated liability in consideration for timely payment of the negotiated settlement. Smart Online does not expect gains from debt forgiveness to be material in future periods.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first half of 2005 or fiscal 2004 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. Smart Online has approximately $29,000,000 in net operating loss carryforwards, which may utilized to offset future taxable income.

Liquidity and Capital Resources

At June 30, 2005, our principal sources of liquidity were cash and cash equivalents totaling $552,407 and accounts receivable of $30,706. We do not have a bank line of credit.

At June 30, 2005, we had approximately a $51,000 deficit in working capital. Our working capital is not sufficient to fund our operations beyond the end of September 2005, unless we substantially increase our revenue, limit expenses or raise substantial additional capital.

Our primary source of liquidity during 2004 and the first half of 2005 was from sales of our securities. When restrictions on resale of over nine million shares of our Common Stock terminate on October 1, 2005, the volume of resales may adversely affect the market value of our Common Stock and may make it more difficult to raise capital.  See "Risk Factor (52)" for information about lock-up agreements and other restrictions on resale.  During 2004, Smart Online generated net cash from financing activities, including the sales of common stock, of approximately $4.2 million. During the same period Smart Online consumed approximately $3.7 million of cash in operations, including payment of $1,126,485 paid related to outstanding payroll tax liabilities. During the first half of 2005, Smart Online raised an additional $3,092,887 of proceeds, net of stock issuance costs of $290,000, through the sale of additional shares of Common Stock and a warrant to purchase 50,000 shares of Common Stock. Approximately $1.1 million of the proceeds were used in the first quarter of 2005 to pay deferred compensation to our officers and related accrued interest amounts. Additionally, during February 2005, Smart Online reached a settlement with the Internal Revenue Service, paid $26,100, surrendered all credits and refunds for 2005 or earlier tax periods, and agreed to remain in compliance with all federal tax obligations for a term of five years to resolve all outstanding federal tax issues.

As a result of the 2005 cash infusion from stock sales, payment of the deferred compensation and accrued interest, settlement of various claims and lawsuits, and based upon current cash-on-hand and contracts signed to date, management of Smart Online believes the Company has funds sufficient working capital to fund operations through September 2005. Management is actively evaluating additional financing options through existing and new shareholders for 2005, signing additional syndication partners, signing additional integration partners, and growing its base of subscription customers.

Deferred Revenue. At June 30, 2005 Smart Online had deferred revenue totaling $531,479, net of offsetting amounts receivable. Deferred revenue represents amounts collected in advance of the revenue being recognized. Based upon current conditions, Smart Online expects that approximately 60% of this amount will be recognized in 2005 with the remainder expected to be recognized during 2006.

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

Recent Developments. During July 2005, Smart Online sold 90,909 shares of its common stock to an existing investor for a price of $5.50 per share resulting in gross proceeds of $500,000. Also during July 2005, Smart Online sold an additional 36,363 shares to a new investor resulting in gross proceeds of $199,997. Smart Online incurred issuance costs totaling $70,000 related to these stock sales. Additionally, in connection with these offerings, Smart Online entered into Registration Rights Agreements with these shareholders under which Smart Online is required to file a registration statement with the SEC to register the shares sold in the offering no later than September 30, 2005.

During July 2005, Smart Online signed a non-binding letter of intent to acquire a privately held developer and distributor of customer relationship management software based in the mid-western United States. Under the terms of the letter of intent, Smart Online will issue the seller 500,000 shares of Smart Online common stock and assume certain liabilities of the seller. Smart Online is currently performing due diligence on this potential acquisition and anticipates that the acquisition will not close until September or October 2005 pending the outcome of its due diligence procedures and execution of definitive documents. Because due diligence and negotiations have not been completed, there is no assurance this transaction will be completed.

Also during July 2005, Smart Online signed a non-binding letter of intent to acquire a privately held developer and distributor of multi-channel commerce systems based in the Great Lakes region of the United States. Under the terms of the letter of intent, Smart Online will pay the seller $5.1 million, payable 66% in cash and 34% in shares of Smart Online common stock. The cash portion of the purchase price is payable in two halves, the first half of which is payable in four equal installments on the first business day of each quarter for four calendar quarters with the first payment due on the first day of the fiscal quarter following closing, and the second half of which is payable in cash on January 5, 2007. In addition, Smart Online is to pay $780,000 for noncompetition agreements to key personnel of the acquired company in eight equal quarterly installments during the two years after the closing. Smart Online is currently performing due diligence on this potential acquisition and anticipates that the acquisition will not close until September or October 2005 pending the outcome of its due diligence procedures and execution of definitive documents. Because due diligence and negotiations have not been completed, there is no assurance this transaction will be completed.

Future Capital Raising and Acquisitions. The effect of these potential acquisitions on the cash resources and needs of Smart Online are not known at this time and will not be known until Smart Online complete due diligence. However, it is anticipated that substantial expenses will be incurred in professional fees in connection with these transactions, as well as in integrating the acquired companies into Smart Online. Management believes that the contemplated acquisitions will instantly result in greater working capital needs as we expect Smart Online will not acquire substantial accounts receivables. Further, one of the target companies has factored approximately 65% of its current contracts and owes approximately $2.0 million to factors at June 30, 2005 which obligation Smart Online will assume. As a result of the factor arrangements, Smart Online will be required to provide services to the customers but will only receive approximately 35% of the corresponding customer payments. Management believes these acquisitions will eventually result in positive cash flow to Smart Online, but the initial effect on Smart Online’s working capital will be negative. In addition, the proposed terms of one of the acquisitions requires Smart Online to pay the seller $5.1 million, payable 66% in cash and 34% in shares of Smart Online common stock. The cash portion of the purchase price is payable in two halves, the first half of which is payable in four equal installments of the first business day of each quarter for four calendar quarters with the first payment due on the first day of the fiscal quarter following closing, and the second half of which is payable in cash on January 5, 2007. There can be no assurance that any potential acquisition for which there is a letter but not a definitive purchase agreement will close. Smart Online does not currently have sufficient cash to fund the purchase obligations and there can be no assurance that Smart Online will be able to fund the commitments it is making in this acquisition.

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

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the effect of the contemplated acquisitions as described above, and the market acceptance of our services.

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

Receivables. If we are successful in signing new contracts, we anticipate our receivables and collections from integration, syndication, and end-user licensing opportunities to increase significantly starting during the first quarter of 2006. Smart Online’s receivables are primarily from major companies or banking institutes, and not end users. Management has evaluated the need for an allowance for doubtful accounts and determined that no provision for uncollectible accounts is required as of June 30, 2005 and December 31, 2004.

Facilities. Smart Online’s principal administrative, sales, marketing, and research and development facility is located in Durham, North Carolina and consists of over 5,000 square feet of office space. The facility, which is fully furnished, is subject to a lease agreement that expires on October 31, 2005. Smart Online is currently evaluating its options with regard to extending its current lease and relocating to new facilities. Should management determine that it is in Smart Online’s best interest to relocate, Smart Online will likely incur significant additional costs associated with relocating its operations and furnishing the new space. In addition, if the acquisitions that are currently planned actually occur, Smart Online will operate from multiple locations.

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

End User Customer Revenue. We currently allow many users of our web-based products to access our products without charge. Our primary marketing strategy to date has been price-based promotions, which gains us users, but limits our revenue. For example, CD-ROM products are provided to OEMs for a nominal charge. In addition, Smart Online has permitted many customers to use its web-based products for free, either by offering free initial service or by allowing users that fail to pay our monthly subscription fees to continue to access our web-based products. We plan to continue to offer free or discounted pricing on our products until we introduce the second version of our Next Generation Platform, OneBiz ConductorSM, which is expected to occur at the end of the third quarter of 2005. We will seek to grow our monthly subscription volume substantially over the 24 months following the release of later versions of OneBiz ConductorSM, although we expect substantial increases only after we have sufficient time to sell our new product and after we invest substantially greater amounts in marketing and sales. We expect monthly subscription fees will typically be $29.95 to $49.95 for new subscribers at www.SmartOnline.com after an initial free use period although to date we have given free access to our web services to most users. We expect lower fees from subscribers at the private label syndication websites of our syndication partners. Currently, we pay most of our syndication partners a percentage of the revenue we receive from their private label syndication websites, which amounts we report as a component of our sales and marketing expense. A la carte pricing, which allows customers to purchase one-time use of a specific software or content service, ranges from $10 to $300, which includes third-party charges when applicable, such as state and federal fees associated with incorporating a business or additional fees associated with having a press release written and revised. However, there can be no assurance that we will be successful in attracting new customers or that customers will pay for our products after we introduce the second version of our Next Generation Platform.  We are currently evaluating for inclusion in the second and third versions of OneBiz ConductorSM the accounting software application developed by another company.  This may delay the release of the accounting software of the second version of OneBiz ConductorSM until the fourth quarter of 2005.  Such delay may cause a delay in our ability to sell subscriptions on the accounting software is an important part of the second version of OneBiz ConductorSM.

Marketing and Sales Expense Increases. At the end of the third quarter of 2005, we plan to invest heavily in marketing and sales by increasing the number of direct sales personnel and increasing penetration within our existing customer base, expanding our domestic and international selling and marketing activities, building brand awareness and participating in additional marketing programs. This increase is being timed to coincide with the planned release of the second version of our Next Generation Platform, OneBiz ConductorSM which we anticipate will occur at the end of the third quarter of 2005.

Gains From Debt Foregiveness. During the first half of 2005 and 2004 Smart Online realized gains totaling $547,241 and $27,548, respectively, resulting from negotiated and contractual releases of outstanding liabilities. The 2005 gain was primarily from the settlement with the Internal Revenue Service. The 2004 gains were primarily related to unrelated third parties, primarily trade creditors who had performed services for Smart Online, agreeing to accept as payment in full a lesser amount than the stated liability in consideration for timely payment of the negotiated settlement. Had Smart Online not been able to reach agreement with the Internal Revenue Service and these creditors, Smart Online’s liabilities and future cash flow requirements would have been higher by the amount of the debt foregiven.

Public Company Expenses. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission, the NASD, and national securities exchanges. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. Our ability to fully comply with these new laws and regulations is also uncertain. Our failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. We estimate this will add approximately $500,000 to our expenses during 2005, our first year as a public company.

Legal Claims. Smart Online is subject to other claims and suits that arise from time to time in the ordinary course of business. While management currently believes that resolving these matters, individually or in aggregate, will not have a material adverse impact on Smart Online’s financial position or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. In the event an unfavorable final outcome were to occur, there exists the possibility of a material adverse impact on Smart Online’s financial position and the results of operations for the period in which the effect becomes reasonably estimable. See “Part II - Item 1. Legal Proceedings” for a description of current litigation.

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

Through June 30, 2005, we have lost an aggregate of approximately $38.0 million since inception on August 10, 1993. During the six months ended June 30, 2005 and the year ended December 31, 2004, we suffered a net loss of approximately $1.7 million and $8.3 million, respectively. At June 30, 2005, we had approximately a $51,000 deficit. Our working capital is not sufficient to fund our operations for the next year, unless we substantially increase our revenue, limit expenses or raise substantial additional capital. At June 30, 2005, we had cash and cash equivalents totaling $552,407 and we had only nominal tangible assets. If we do not rectify these deficiencies, we may have to cease operations and liquidate our business. Because we have only nominal tangible assets, you may lose your entire investment.

(2) Our Independent Registered Public Accountants Have Indicated That They Have Substantial Doubts That Smart Online Can Continue as a Going Concern. Our Independent Registered Public Accountants’ Opinion May Negatively Affect Our Ability to Raise Additional Funds, Among Other Things. If We Fail to Raise Sufficient Capital, We Will Not Be Able to Implement Our Business Plan, We May Have To Liquidate Our Business and You May Lose Your Investment.

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

In the future, we will be required to seek additional financing to fund our operations or growth. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets may require us to seek additional funding sooner than we expect. We cannot assure you that such funding will be available. If sufficient capital is not raised, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment.  When restrictions on resale of over nine million shares of our Common Stock terminate on October 1, 2005, the volume of resales may adversely affect the market value of our Common Stock and may make it more difficult to raise capital.  See Risk Factor (52) for information about lock-up agreements and other restrictions on resale.

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

(5) We Will Rely Heavily On Successful Development and Market Acceptance of Our Next Generation Platform, OneBiz ConductorSM.

Since 2000, we have generated substantially all of our revenues from our current Internet-based services, content and software applications. Internet-based products are growing in sophistication and customer expectations are rising as new products are introduced. In March 2005 we released the first version of OneBiz ConductorSM, our Next Generation Product, but we do not expect to see substantial revenue increases until after we release and have time to sell the third installment of OneBiz ConductorSM, which is scheduled to occur at the end of 2005. Our future financial performance and revenue growth will depend upon the successful development, introduction, and customer acceptance of OneBiz ConductorSM. We plan to introduce OneBiz ConductorSM directly to our existing customer base through our online business solution site at www.SmartOnline.com. If OneBiz ConductorSM has been accepted and modified based on customer feedback on www.SmartOnline.com, it will then be integrated into our private label syndication partners sites so Smart Online can leverage both channels to generate revenue while minimizing our direct marketing expenses.

(6) We May Not Successfully Develop or Introduce the Next Two Installments of Our Next Generation Product, OneBiz ConductorSM, and Other New Products or Enhancements to Existing Products, Which Could Harm Our Business.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of our next generation product, OneBiz ConductorSM. Thereafter other new products and enhanced versions of our web-native business applications will be critically important to our business. Our business could be harmed if we fail to deliver enhancements that customers desire to our current and future solutions. From time to time, we have experienced delays in the planned release dates of our software (including OneBiz ConductorSM) and upgrades, and we have discovered software defects in new releases both before and after their introduction. New product versions or upgrades may not be released according to schedule, or may contain certain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our services and products, or customer claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing services and products on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new services or products in the marketplace.  We expect the second version of OneBiz Conductor SM will be released on or before September 30, 2005, except that all or part of the accounting application may not be released until during the fourth quarter. The third version of OneBiz ConductorSM, including enhanced accounting software, is expected to be released before the end of 2005.

(7) We Have Experienced Delays in Developing Our Next Generation Platform, OneBiz ConductorSM. Existing Factors May Result in Further Delays Which Could Harm Our Business.

We had planned to release the first version of our Next Generation Platform during the fourth quarter of 2004. Testing by some customers of the first version began at the end of 2004, but commercial release was delayed until March 2005. In addition to the factors that may delay or prevent completion of any new product development project, some existing factors may further delay or prevent development of our next generation product, OneBiz ConductorSM. These factors include the following. OneBiz ConductorSM requires both enhancing our existing technology platform and adding many new software applications. Integrating so many new applications at the same time is difficult. Another factor that might delay or prevent development of OneBiz ConductorSM is that we have to hire, train and manage new development personnel to complete internal development on time. In addition, for many of the most important new applications of OneBiz ConductorSM, such as sales automation, we intend to rely on third party sources, whether through licensing, joint development or purchase. The willingness of third parties to enter into agreements with us and the ability of third parties to perform agreements are totally outside our control.  We expect the second version of OneBiz Conductor SM will be released on or before September 30, 2005, except that all or part of the accounting application may not be released until during the fourth quarter. The third version of OneBiz ConductorSM, including enhanced accounting software, is expected to be released before the end of 2005.  Our business could be harmed, if we fail to deliver the improved performance that customers want with respect to our current and future offerings. There can be no assurance that our next generation platform will achieve widespread market penetration or that we will derive significant revenues from sales of OneBiz ConductorSM.

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

We incorporated in 1993 with a CD-ROM based business model. In 1999, we commercially introduced our Internet-based Software-as-Service (SaS) business model, when it became clear that the developing Internet world offered a better delivery platform. We began to enter into syndication partnering arrangements during the year 2000 primarily as a result of the need to leverage the marketing and sales resources of others. Our business models and operating plans have evolved as a result of changes in our market, the expectations of customers and the behavior of competitors. Today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaS business model and syndication partnering arrangements, but these business models may again become ineffective due to forces beyond our control that we do not currently anticipate. Consequently, we have not yet demonstrated that we have a successful business model or operating plan. Our evolving business model makes our business operations and prospects difficult to evaluate. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in this stage of business operations, particularly companies, such as ours, that are in emerging and rapidly evolving markets.

(10) It Is Important For Us To Continue To Manage Changing Business Conditions. Failure To Do So Could Harm Our Business.

Our future operating results will depend, in part, on our ability to manage changing business conditions, including such conditions as the general economic slowdown, reduced investment in information technology by customers and prospective customers, and reduced business travel and entertainment budgets. If we are unable to manage changing business conditions effectively, our business, financial condition, and results of operations could be materially and adversely affected. Failure to manage our operations with reduced staffing levels may strain our management, financial, legal, and other resources, and could have a material adverse effect on our business, financial condition, and results of operations.

(11) The Success of Our Business Depends on The Continued Growth and Acceptance of the Internet as a Business Tool. If These Positive Trends Do Not Continue To Develop, Our Business Could Be Harmed.

Expansion in the sales of our service depends on the continued growth and acceptance of the Internet as a communications and commerce platform for enterprises. The Internet could lose its viability as a business tool due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality-of-service. The performance of the Internet and its acceptance as a business tool has been harmed by “viruses,”“worms” and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our service would be significantly reduced, which would harm our business.

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

During July 2005, Smart Online signed a non-binding letter of intent to acquire a privately held developer and distributor of customer relationship management software based in the mid-western United States. Also during July 2005, Smart Online signed a non-binding letter of intent to acquire a privately held developer and distributor of multi-channel commerce systems based in the Great Lakes region of the United States. In addition to the general risks associated with acquisitions outlined above, there are additional risks associated with these two proposed acquisitions including:

•	risk of operating and integrating geographically remote offices;
•	risk of integrating technologies and offerings with the OneBiz ConductorSM product;
•	risk of converting customer data from stand alone product offerings of the acquisition targets to formats utilized by the OneBiz ConductorSM product;
•	risk of losing customers of the acquired companies due to actual or perceived changes in operations and customer interfaces;
•	risk of integrating management, administrative, operational and financial infrastructures; and
•
risks of implementing and monitoring compliance with corporate governance and public company reporting requirements and the ability of management to manage and timely and accurately consolidate the results of operations.

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

We also use certain software from leading opensource communities like Sun Microsystems, Apache Group, GNU, Suse (Novell) that are free and available in the public domain. The OneBiz ConductorSM product will use additional public domain software, if needed for successful implementation and deployment. In addition, we are currently evaluating the accounting application software developed by another company.  If the evaluation is favorable, we may include all or part of that third party accounting software in OneBiz ConductorSM.  Using such software does not guarantee us support and upgrades of the software, and therefore could cause disruption in our service, if certain critical defects are discovered in the software at a future date.

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

(18) If We Experience Significant Fluctuations In Our Operating Results And Rate Of Growth And Fail To Balance Our Expenses With Our Revenue and Earnings Expectations, Our Results Would Be Harmed And Our Stock Price May Fall Rapidly And Without Advance Notice.

Due to our limited operating history, our evolving business model and the unpredictability of our emerging industry, we may not be able to accurately forecast our rate of growth. We base our current and future expense levels and our investment plans on estimates of future revenue and future rate of growth. Our expenses and investments are, to a large extent, fixed and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our revenue falls short of our expectations.

As a result, we expect that our operating results may fluctuate significantly on a quarterly basis. Revenue growth may not be sustainable and may decrease in the future. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance.

(19) Because We Recognize Revenue From Our Partners Over The Term Of The Agreement, Downturns or Upturns In Sales May Not Be Immediately Reflected in Our Operating Results.

We generally recognize revenue from partners ratably over the terms of their agreements. As a result, much of the revenue we report in each quarter is deferred revenue from partner agreements entered into during previous quarters. Consequently, a decline in new or renewed partners in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect these reduced revenues. Accordingly, the effect of significant downturns in transactions with our partners may not be fully reflected in our results of operations until future periods. Our reliance on revenue from our partners makes it difficult for us to rapidly increase our partner revenue through additional sales in any period, as revenue from new partners must be recognized over the applicable agreement term.

Risks Associated With Our Market Customers and Partners

(20) If Our On-Demand Application Service is Not Widely Accepted, Our Operating Results Will Be Harmed.

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

(21) The Market for Our Technology Delivery Model and On-Demand Application Services Is Immature And Volatile, and if It Does Not Develop or Develops More Slowly Than We Expect, Our Business Will Be Harmed.

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

(22) We Do Not Have an Adequate History With Our Subscription Model To Predict the Rate of Customer Subscription Renewals and the Impact These Renewals Will Have on Our Revenue or Operating Results.

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

(23) We Depend on Small Businesses for Our Revenue. Small Businesses are Often Financially Unstable, Have High Rates of Attrition and can be Expensive Customers to Which to Market Products.

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

(24) If We Fail to Develop Our Brand Cost-Effectively, Our Business May Suffer.

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

(25) We Depend on Corporate Partners to Market Our Products Through Their Web Sites and OEM or Integration Relationships Under Relatively Short Term Agreements. Termination of These Agreements Could Cause A Substantial Decline in Our Revenue and a Substantial Increase in Customer Acquisition Costs.

Approximately 91% of total revenue during the first half of 2005, 93% of total revenue during year 2004, and approximately 83% of total revenue during year 2003 was derived from syndication, integration and OEM agreements with large companies whereby our content, software applications and technology platform are integrated into the web sites of our syndication partners and the software and services of our integration partners is sold on our website, and our CD-Rom products are bundled with the products of others through our OEM relationships. Under these agreements we both derive revenue and we utilize the resources of our partners to reduce our customer acquisition costs. As of August 1, 2005, we have six syndication agreements, where we currently or will have our content and software on the website of large corporate partners. As of August 1, 2005, we have nine integration partnership agreements where we integrate the content or services of our partners into our technology platform. As of August 1, 2005, we have one OEM relationship through our distributor, PC Treasures. Not all these agreements generate revenue for us at this time. These agreements typically have initial terms of from one to three years. In the event these agreements were to terminate or not be renewed, or their terms substantially renegotiated, we expect that our revenues would decline and our customer acquisition costs would increase. Although our partners are important to our business on a collective basis, no single partner is material to our business. The syndication, integration, and OEM agreement revenue described above includes revenue from an integration agreement between Smart Online and Smart IL, a related party owned by a shareholder of Smart Online. Smart IL accounted for approximately 0% of our total revenues in the first half of 2005, 27.2% of our total revenue in 2003, and approximately 32.9% of total revenue during 2004. We do not expect to receive revenue from Smart IL after 2004. Our dealings with Smart IL are described under “Management Discussion and Analysis of Financial Condition and Results of Operations - Revenue From Related Parties.”

(26) It is Important for Us to Continue to Develop and Maintain Strategic Relationships. Failure to Do So Could Harm Our Business.

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

(27) Our Lengthy Sales Cycle with Syndication, Integration Partners and OEM Relationships Could Adversely Affect Our Financial Results.

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

(28) We Face Significant Competition, Which Could Adversely Affect Our Business.

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

(29) We Depend on Nonrecurring Revenue, Which May Cause Our Revenue to Fluctuate Substantially From One Quarter to Another or to Decline Permanently as Market Conditions Change.

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

(30) We Depend on Web Services Revenues; Our Future Growth is Substantially Dependent on Customer Demand for Our Subscription Services Delivery Models. Failure to Increase This Revenue Could Harm Our Business.

Revenues from small businesses for our Web Services, which include subscriptions, revenue share, e-commerce fees, hosting fees, loan origination fees and marketing fees, represented approximately 6.3% of our total revenue for the first half of 2005, 6.2% of our total revenue for 2004, and approximately 16.5% of total revenue for fiscal 2003. We anticipate that Web Services revenues will continue to represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced services delivery models. As such, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from the delivery strategies that other software vendors and we have traditionally employed. To maintain positive margins for our small business services, our revenues will need to continue to grow more rapidly than the cost of such revenues. There can be no assurance that we will be able to maintain positive gross margins in our subscription services delivery models in future periods. If our subscription services business does not grow sufficiently, we could fail to meet expectations for our results of operations, which could harm our business.

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

(31) There are Risks Associated with International Operations, Which We Expect Will Become a Bigger Part of Our Business in the Future.

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

(32) Historically Substantial Amounts of Our Revenue Were Derived From Transactions with Related Parties, Which Means That Our Revenue May Not Reflect the True Commercial Viability of Our Business and That Our Revenue May Decline If We Cannot Replace this Revenue With Revenue From Unrelated Third Parties.

During 2004, approximately $330,000 of our total revenue, constituting approximately 32.9% of total 2004 revenue, was derived from related party transactions. During 2003, approximately $513,057 of our total revenue, constituting approximately 40.7% of 2003 total revenue, was derived from transactions with parties in which our officers, directors and stockholders have a direct or indirect interest. For year 2002, related party transactions provided approximately $140,149 of our revenue, constituting approximately 10.1% of 2002 total revenue. None of our revenues during the first half of 2005 were derived from related parties.

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

Risks Associated With Our Officers, Directors, Employees and Stockholders

(33) Any Failure to Adequately Expand Our Direct Sales Force Will Impede Our Growth, Which Could Harm Our Business.

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

(34) Because Competition for Our Target Employees Is Intense, We May Not Be Able to Attract and Retain the Highly Skilled Employees We Need to Support Our Planned Growth, Which Could Harm Our Business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the new requirement to expense stock options may discourage us from granting the size or type of stock options awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

(35) Our Growth Could Strain Our Personnel and Infrastructure Resources, and if We Are Unable to Implement Appropriate Controls and Procedures To Manage Our Growth, We May Not Be Able to Successfully Implement Our Business Plan.

We plan to have a period of rapid growth in our headcount and operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate that further growth will be required to address increases in our customer base, as well as our expansion into new geographic areas. During the second quarter of 2005, we added sales personnel in California and New York.

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

(36) Our Executive Management Team is Critical to the Execution of Our Business Plan and the Loss of Their Services Could Severely Impact Negatively on Our Business.

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

(37) Officers, Directors and Principal Stockholders Control Us. This Might Lead Them to Make Decisions that do not Benefit the Stockholder Interests.

At August 1, 2005, our officers and directors beneficially owned approximately 5,402,995 (approximately 36%) of our outstanding stock, which includes approximately 739,750 shares which can be acquired upon exercise of options within sixty (60) days after August 1, 2005. These shares included approximately 4,092,658 shares beneficially owned by Michael Nouri and Henry Nouri, who are brothers and Ronna Loprete, who is Michael Nouri’s wife. In addition, 584,250 shares are subject to issuance upon exercise of options owned by the officers and directors, which options cannot be exercised within sixty days after August 1 2005, and therefore are not counted as being beneficially owned at that date. As a result, these persons, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of the common stock.

(38) Sales by Officers and Directors Could Adversely Affect of Our Stock Price.

Sales of significant amounts of shares held by our directors and executive officers after their contractual lock-up provisions expire, or the prospect of these sales, could adversely affect our common stock price, both because significant sales could depress prices, and because sales by management could provide a negative signal to the market about our prospects.

(39) All of the Shares of Common Stock Owned by Our Officers, Directors and Consultants Will be Registered Later in a Registration on Form S-8 and May be Resold by Them, Which May Have a Negative Impact on Their Interest in Smart Online’s Future.

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

Regulatory Risks

(40) Our Revenue Recognition Policy May Change And Affect Our Earnings, Which Could Adversely Affect Our Stock Price.

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

(41) Compliance With New Regulations Governing Public Company Corporate Governance and Reporting is Uncertain and Expensive. Our Difficulties in Complying with Public Company Reporting Obligations Are Greater, Because Our Chief Financial Officer Does Not Have Prior Experience with a Public Company.

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

(42) We Believe Our Financial Results Will Be Adversely Affected By Changes in Accounting Principles Generally Accepted in the United States.

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

For example, in December 2004, the FASB announced its decision to require companies to expense employee stock options. We will adopt this new accounting pronouncement, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, beginning on January 1, 2006, which is the start of fiscal 2006. We believe this change in accounting will materially and adversely affect our reported results of operations.

(43) Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our solution and adversely affect our business.

Our customers can use our service to store contact and other personal or identifying information regarding their customers and contacts. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our service and reduce overall demand for it. Furthermore, privacy concerns may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our service effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries. For example, regulations such as the Gramm-Leach-Bliley Act, which protects and restricts the use of consumer credit and financial information, and the Health Insurance Portability and Accountability Act of 1996, which regulates the use and disclosure of personal health information, impose significant requirements and obligations on businesses that may affect the use and adoption of our service.

The European Union has also adopted a data privacy directive that requires member states to impose restrictions on the collection and use of personal data that, in some respects, are far more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to collect and/or use demographic and personal information from their customers, which could reduce demand for our service.

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the gathering of personal information were to be curtailed in this manner, certain of our solutions would be less effective, which may reduce demand for our service and harm our business.

(44) Our business is subject to changing regulations regarding corporate governance and public disclosure that has increased both our costs and the risk of noncompliance.

We are subject to rules and regulations by various governing bodies, including the U.S. Securities and Exchange Commission, New York Stock Exchange and Public Company Accounting Oversight Board, that are charged with the protection of investors and the oversight of companies whose securities are publicly traded. Our efforts to comply with these new regulations, most notably the Sarbanes-Oxley Act, or SOX, have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention to compliance activities.

By the end of fiscal 2006, we are required to comply with the SOX requirements involving the assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment. Although we believe our on-going review and testing of our internal controls will enable us to be compliant with the SOX requirements, we may identify deficiencies that we may not be able to remediate by the end of fiscal 2006. If we cannot assess our internal controls over financial reporting as effective, or our external auditors are unable to provide an unqualified attestation report on such assessment, our stock price could decline.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, our business may be harmed.

(45) Evolving Regulation of the Internet May Harm Our Business.

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

(46) Our Ability to Protect Our Intellectual Property is Limited and Our Products may be Subject to Infringement Claims by Third Parties.

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

(47) Anti-Takeover Effects of Charter Documents and Delaware Law Could Discourage or Prevent a Change in Control, Even If a Change of Control Would Be Beneficial to Shareholders and Investors.

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

Risks Associated With The Market For Our Securities

(48) Our Common Stock Began Being Quoted for Trading on the Over-the-Counter Electronic Bulletin Board in April 2005, but There Is No Assurance Volume Trading Will Develop. Therefore You may be Unable to Sell Your Shares.

Our common stock began trading on the Over-the-Counter Electronic Bulletin Board (“OTCBB” or “Bulletin Board”) during April 2005. There is no assurance that volume trading will develop. Other public markets, such as NASDAQ or a national securities exchange, have qualitative and quantitative listing criteria that we do not currently meet. These criteria include operating results, net assets, corporate governance, minimum trading price and minimums for public float, which is the amount of stock not held by affiliates of the issuer.

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

(49) If Securities Analysts Do Not Publish Research or Reports About Our Business or If They Downgrade Our Stock, the Price of Our Stock Could Decline.

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

(50) Our Quarterly Revenues and Operating Results may Fluctuate in Future Periods and We may Fail to Meet Expectations of Investors and Public Market Analysts, Which Could Cause the Price of Our Common Stock to Decline.

Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	the evolving demand for our services and software;
•	spending decisions by our customers and prospective customers;
•	our ability to manage expenses;
•	the timing of new product releases;
•	changes in our pricing policies or those of our competitors;
•	the timing of execution of large contracts;
•	changes in the mix of our services and software offerings;
•	the mix of sales channels through which our services and software are sold;
•	costs of developing new products and enhancements;
•	global economic and political conditions;
•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;
•	the renewal rates for our service;
•	the rate of expansion and effectiveness of our sales force;
•	the length of the sales cycle for our service;
•	new product and service introductions by our competitors;
•	technical difficulties or interruptions in our service;
•	regulatory compliance costs;payment defaults by customers; and
•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

(51) Our Stock Price is Likely to be Highly Volatile and May Decline.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock include:

•	variations in our actual and anticipated operating results;
•	changes in our earnings estimates by analysts;
•	the volatility inherent in stock prices within the emerging sector within which we conduct business;
•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;
•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;
•	market conditions in our industry, the industries of our customers and the economy as a whole;
•	and the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants.

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

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. If such a suit is brought against us, we may determine, like many defendants in such lawsuits, that it is in our best interests to settle such a lawsuit even if we believe that the plaintiffs’ claims have no merit, to avoid the cost and distraction of continued litigation. Any liability we incur in connection with this potential lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this type of lawsuit could harm our results.

(52) Shares Eligible for Public Sale Could Adversely Affect Our Stock Price. Holders of Shares of Our Common Stock Signed Agreements That Prohibit Resales of Approximately 9,954,624 shares of our Common Stock. The Lock-up Period Will Expire on October 1, 2005. If Substantial Numbers of Shares Are Resold At or After October 1, 2005, the Market Price of Our Common Stock Is likely to Decrease Substantially.

At August 1, 2005, 12,625,707 shares of our common stock were issued and outstanding and 2,720,628 shares may be issued pursuant to the exercise of warrants and options.

Of these shares, 1,550,972 shares registered on Form S-1 are freely tradable under Federal securities law. The remaining shares are restricted and may be sold in the public market only if they qualify for an exemption from registration described below under Rules 144, 144(k) or 701 promulgated under the Securities Act.

Rule 144

In general, under Rule 144 as currently in effect, but subject to the Lock-Up Agreements described below, if applicable, a person (or persons whose shares are aggregated) who has purchased our common stock from us or any “affiliate” of ours at least one year before the date of resale would be entitled to sell within any three-month period a number of shares that does not exceed the greater of: (i) 1% of the number of shares of our common stock then outstanding; or (ii) the average weekly trading volume of the volume of our common stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale. Sales under Rule 144 are also subject to manner of sale provisions and notice requirements, and to the availability of current public information about us.

In addition, a person who is not deemed to have been our “affiliate” at any time during the 90 days preceding a sale and who has beneficially owned for at least two years the shares proposed to be sold is entitled to sell such shares under Rule 144(k) without regard to the volume limitations and other requirements described above. Therefore, unless otherwise restricted, Rule 144(k) shares may be sold at any time. See the table below entitled “Rule 144 and Lock-Up Shares,” setting forth the number of shares not sellable under Rule 144, the number sellable under Rule 144 with volume restrictions, and the number sellable under Rule 144(k) with no volume restrictions.

Rule 701

Our employees, directors, officers and consultants who acquired Common Stock prior to February 15, 2005, (the date we became subject to the reporting requirements of the Exchange Act) under written compensatory benefit plans or written contracts relating to the compensation of those persons may rely on Rule 701 with respect to the resale of that stock. In general, Rule 701 permits resales of shares issued under compensatory benefit plans and contracts in reliance upon Rule 144, but without compliance with certain restrictions, including the holding period requirements described in Rule 144. Accordingly, subject to the lock-up agreements described below, if applicable, commencing May 16, 2005, under Rule 701 persons who received compensation shares and who are not our “affiliates” may resell those shares subject only to the manner of sale provisions of Rule 144, and persons who received compensation shares and who are our “affiliates” may resell those shares without compliance with Rule 144’s minimum holding period requirements.

Equity Compensation Plans

On May 3, 2005, we filed a registration statement on Form S-8 under the Securities Act with respect to the 5,000,000 shares of the Common Stock reserved for issuance under our 2004 Equity Compensation Plan, which is now effective.  We also anticipate, as described below, filing additional registration statements on Form S-8 under the Securities Act with respect to certain shares of the Common Stock.

Shares registered on Form S-8, other than shares held by officers and directors, may be sold in the public markets. Shares registered on Form S-8 and held by our officers and directors may only be resold in compliance with the volume limitations of Rule 144(e), which means that an officer or director would be entitled to sell within any three-month period a number of shares that does not exceed the greater of: (i) 1% of the number of shares of Common Stock then outstanding; or (ii) the average weekly trading volume of the Common Stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale. Shares registered on Form S-8 held by persons other than officers and directors are not subject to any value limitations.

Lock-Up Agreements

Most of our security holders have signed lock-up agreements (the “Lock-up Agreements”) restricting the sale of our securities and/or agreements that limit the number of shares sellable during specific time periods (“Dribble Out Agreements”). The Dribble Out Agreements apply to all the shares sold by us in private placements and Regulation S offerings during 2004 and 2005, which shares have been registered for resale or which we are under an obligation to register for resale.

The number of outstanding shares subject to each Lock-Up Agreements and Dribble Out Agreements between Smart Online and its security holders is set forth below in the footnotes to the table entitled “Rule 144 and Lock-Up Shares.”

The lock-up period will expire on September 30, 2005. Thereafter, shareholders who were prohibited from reselling shares may for one year sell up to 8.5% of the formerly locked up shares in any rolling 30-day period.

Market Price Decline and Low Trading Volume

Our stock is very thinly traded.  The average trading volume for our Common Stock during July 2005 was approximately ten thousand shares per day. The number of shares that could be sold during this period was restrained by the lock-up agreements, while there was no similar contractual restraint on the number of buyers of our Common Stock. This means that market supply may increase more than market demand for our shares when the lock-up period expires. Many companies experience a decrease in the market price of their shares when a lock-up period terminates. If substantial numbers of shares are resold at or after October 1, 2005, the market price of our Common Stock is likely to decrease substantially.

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

We can offer no assurance that the volume of trading of our shares in the public markets will be sufficient to allow all sellers to sell at the times or prices sellers desire. Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

Summary Table
The following table summarizes 12,625,707 shares outstanding as of August 1, 2005 by both (i) their resale status under Rule 144 and registration statements and (ii) restrictions or limits on resale under contracts between shareholders and Smart Online.

Rule 144 and Lock-Up Shares(1)

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Lock-up Shares(7)	33 1/3% Per Month Dribble-Out Shares(8)	25% Per Month Dribble-Out Shares(9)	Shares With No Contractual Restrictions on Resale(10)	Totals Each Row
Shares Not Sellable under Rule 144(2)	None	None	732,272	31,886	764,158
Shares Sellable under Rule 144 with Rule 144 Volume Restrictions(3)(4)	7,131,902	None	None	177,874	7,309,776
Shares Sellable under Rule 144(k) without Rule 144 Volume Restrictions(5)	2,722,722	None	None	178,079	2,900,801
Shares Registered for Resale(6)	100,000	1,307,647	None	243,325	1,650,972
Totals Each Column	9,954,624	1,307,647	732,272	631,164	12,625,707

(1) Table includes only shares issued and outstanding as of August 1, 2005. Table does not include options or warrants.

(2) Represents shares purchased from Smart Online, or from an “affiliate” of Smart Online, as that term is defined in Rule 144, less than one year prior to August 1, 2005, including 732,272 shares Smart Online has an obligation to register for resale, but which have not been registered as of August 1, 2005. Does not include shares held for less than one year, but registered as described in Footnote (6). Includes no shares held by “affiliates” of Smart Online, as that term is defined in Rule 144.

(3) Represents shares purchased from Smart Online, or from an “affiliate” of Smart Online, as that term is defined in Rule 144, more than one year but less than two years prior to August 1, 2005 and shares acquired pursuant to Rule 701. Also includes 5,430,431 shares held for a year or more by “affiliates” of Smart Online, as that term is defined in Rule 144.

(4) Does not include 956,284 shares held for more than one year, but less than two years, and registered for resale as described in Footnote (6).

(5) Represents shares purchased from Smart Online, or purchased from an “affiliate” of Smart Online, as that term is defined in Rule 144, more than two years prior to August 1, 2005, other than such shares held by “affiliates” of Smart Online, as that term is defined in Rule 144 and shares held by affiliates acquired pursuant to Rule 701.

(6) Represents outstanding shares registered for resale pursuant to the registration statement No. 333-119385 declared effective by the SEC on February 15, 2005, none of which are owned by affiliates of Smart Online as that term is defined in Rule 144. May 3, 2005 Smart Online filed a registration statement on Form S-8 to cover shares of its 2004 Equity Compensation Plan and may thereafter file additional registration statements on Form S-8 to cover its other option plans and Smart Online has also signed registration rights agreements to register additional shares purchased by investors during 2005, which shares will also be registered during 2005.

(7) Represents shares held by stockholders with whom Smart Online has entered into Lock-Up Agreements which provide, in general, for a lock-up that expires on September 30, 2006. Under these agreements, no resales of shares covered by the Lock-up Agreements are prohibited until October 1, 2005, and commencing October 1, 2005 each such stockholder may sell or transfer up to 8.5% of the shares of Common Stock of that stockholder that are subject to the Lock-Up Agreement during each calendar month until September 30, 2006.

(8) Represents shares held by investors who purchased shares during 2004 with whom Smart Online has entered into Dribble Out Agreements which provide, in general, for a volume limitation that expires 18 months after effective date of the first registration statement that registers the shares for resale. These 1,309,647 shares are covered by Registration Statement No. 333-119385 which became effective February 15, 2005. Consequently, the 18-month volume limitation continues until August 15, 2006. Under these agreements, each such stockholder may sell or transfer up to 33 1/3% of such holder’s shares of Common Stock covered by the Dribble Out Agreements during any rolling 30-day period prior to August 15, 2006.

(9) Represents shares held by investors who purchased shares during 2005 with whom Smart Online has entered into Dribble Out Agreements which provide, in general, for a volume limitation that expires six months after the effective date of the first registration statement that registers such shares for resale. Under these agreements, commencing with the effective date of such registration statement, each such stockholder may sell or transfer up to 25% of such holder’s shares of Common Stock covered by the Dribble Out Agreements during any rolling 30-day period prior to the termination of the agreement. A registration statement to register these shares has not become effective as of August 1, 2005.

(10) Represents shares held by stockholders with whom Smart Online has not entered into any Lock-Up Agreements or Dribble Out Agreements.

Option and Warrant Table(1)

The following table summarizes the number of shares issuable pursuant to currently exercisable options and warrants outstanding at August 1, 2005 by both (i) their resale status under Rules 701 and 144 and registration statements and (ii) restrictions or limits on resale under contracts between Smart Online and option holders and warrant holders.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Lock-up Shares(8)	33 1/3% Per Month Dribble-Out Shares(9)	25% Per Month Dribble-Out Shares(10)	Shares With No Contractual Restrictions on Resale(11)	Totals Each Row
Warrant Shares not Sellable under Rule 701 or Rule 144(2)	None	None	50,000	92,000	142,000
Option Shares Owned by Affiliates Sellable under Rule 701 with Rule 144 Volume Resale Limitations(3)	650,000	None	None	None	650,000
Option Shares Owned by Non-Affiliates Sellable under Rule 701 or Rule 144 without Rule 144 Volume Resale Limitations(4)	60,000	None	None	38,400	98,400
Shares Owned by Non-Affiliates Registered in May 2005 Sellable without Rule 144 Volume Resale Limitations(5)	281,000	None	None	447,250	728,250
Option Shares Owned by Affiliates Registered in May 2005 with Rule 144 Volume Limitations(6)	570,000	None	None	254,000	824,000
Warrant Shares Registered(7)	None	276,978	None	None	276,978
Totals Each Column	1,561,000	276,978	50,000	831,650	2,719,628

(1) Table includes only shares currently issuable upon exercise of warrants and options issued and outstanding as of August 1, 2005. Additional outstanding options, which are not currently exercisable, are not included in this Table.

(2) Represents options issued after February 15, 2005 and warrants where the shares issuable upon exercise of the options and warrants have not been registered for resale and which will not be included in the Registration Statement on Form S-8 that Smart Online filed on May 3, 2005, but which may be included in a later registration statement on Form S-8

(3) Represents options issued before February 15, 2005 to affiliates of Smart Online, as that term is defined in Rule 144, pursuant to Rule 701, which options are not included in the Registration Statement on Form S-8 that Smart Online filed on May 3, 2005, but which may be included in a later registration statement on Form S-8.

(4) Represents options issued before February 15, 2005 to “non-affiliates” of Smart Online, as that term is defined in Rule 144, pursuant to Rule 701, which options are not included in the Registration Statement on Form S-8 Smart Online filed on May 3, 2005, but which may be included in a later registration statement on Form S-8.

(5) Represents option shares registered for resale pursuant to a registration statement on Form S-8 that Smart Online filed on May 3, 2005, which are not owned by affiliates of Smart Online as that term is defined in Rule 144.

(6) Represents option shares registered for resale pursuant to a registration statement Form S-8 that Smart Online filed on May 3, 2005, all of which are owned by affiliates of Smart Online as that term is defined in Rule 144.

(7) Represents shares registered for resale pursuant to the registration statement No. 333-119385 declared effective by the SEC on February 15, 2005. The shares are issuable upon exercise of currently exercisable warrants.

(8) Represents shares held by stockholders with whom Smart Online has entered into Lock-Up Agreements which provide, in general, for a lock-up that expires on September 30, 2006. Under these agreements, resale of shares covered by the Lock-Up Agreements are prohibited until October 1, 2005, and commencing October 1, 2005 each such stockholder may sell or transfer up to 8.5% of the shares of Common Stock of that stockholder that are subject to the Lock-Up Agreement during each calendar month until September 30, 2006.

(9) Represents warrants held by investors who purchased warrants during 2004 with whom Smart Online has entered into Dribble Out Agreements which provide, in general, for a volume limitation that expires 18 months after effective date of the first registration statement that registers the shares for resale. These warrant shares are covered by Registration Statement No. 333-119385 which became effective February 15, 2005. Consequently, the 18-month volume limitation continues until August 15, 2006. Under these agreements, each such stockholder may sell or transfer up to 33 1/3% of such holder’s shares of Common Stock covered by the Dribble Out Agreements during any rolling 30-day period prior to August 15, 2006.

(10) Represents warrants held by investors who purchased warrants during 2005 with whom Smart Online has entered into Dribble Out Agreements which provide, in general, for a volume limitation that expire six months after the effective date of the first registration statement that registers such shares for resale. Under these agreements, commencing with the effective date of such registration statement, each such stockholder may sell or transfer up to 25% of such holder’s shares of Common Stock covered by the Dribble Out Agreements during any rolling 30-day period prior to the termination of the agreement. A registration statement to register these shares has not become effective as of August 1, 2005. Consequently, the date of termination of the 6-month post-effective restriction period is not known at this time.

(11) Represents shares issuable pursuant to currently exercisable outstanding warrants and options held by persons with whom Smart Online has not entered into any Lock-Up Agreements or Dribble Out Agreements.

(53) Our Securities May Be Subject to "Penny Stock" Rules, Which Could Adversely Affect Our Stock Price and Make It More Difficult for You to Resell Our Stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that reports with respect to transactions in such securities are provided by the exchange or quotation system pursuant to an effective transaction reporting plan approved by the Commission.)

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	Contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	Contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements;
•	Contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;
•	Contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	Contains such other information and is in such form (including language, type, size, and format) as the Commission shall require.
•	The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer:
•	with bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	Monthly account statements showing the market value of each penny stock held in the customer’s account.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

U.S. News & World Report v. Smart Online, Inc.- U.S. News instituted this action against Smart Online in January 2003 in New York (Case No. 102959/03) for breach of contract, due to Smart Online’s refusal to pay the sum of $92,204.17 for an advertising insert, which Smart Online asserts was faulty. On October 27, 2003, the New York action was dismissed by the Supreme Court of the State of New York, because the State of New York had no jurisdiction over this suit. On February 6, 2004, U.S. News filed a similar claim in the District Court of Durham County, North Carolina (Case No. 04-CVD-00575). On April 7, 2005, the parties entered into a settlement agreement in consideration for Smart Online paying $50,000.00 and dismissing its counterclaims. The suit has been voluntarily dismissed with prejudice.

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

Smart Online, Inc. v. Genuity, Inc.- Smart Online instituted this action against Genuity on May 22, 2001, in the Superior Court of Wake County, North Carolina, Civil Action No. 01-CVS-06277. Smart Online brought claims against Genuity for breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of warranty of fitness for a particular purpose, conversion, unfair and deceptive trade practices, negligent misrepresentation and fraud arising from Genuity’s failure to perform properly under contracts between the parties, from Genuity’s failure to return certain property belonging to Smart Online, and from certain representations made by Genuity with regard to the services needed by Smart Online under the contracts. On or about July 23, 2001, Genuity filed its answer to the complaint along with counterclaims against Smart Online. In its counterclaims, Genuity brought claims for breach of contract alleging that Smart Online failed to pay for the services rendered by Genuity. On October 22, 2002, the court denied Genuity’s request to dismiss Smart Online’s breach of contract claim, allowed Smart Online to amend its complaint to restate its claim for breach of contract, and dismissed Smart Online’s claims for breach of implied warranties. The parties were completing discovery and preparing for trial when the case was automatically stayed as a result of Genuity’s filing for bankruptcy. This case is still subject to the automatic stay.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(1)
In May 2005, Smart Online engaged a firm to act as a non-exclusive placement agent for the sale of the company’s common stock. Upon signing the placement agency agreement, Smart Online issued the firm 2,500 shares of its common stock that vested immediately. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or exemption from registration.

(2)
In June 2005, Smart Online engaged a firm to prepare an equity research report on the company. In full consideration for such services, Smart Online issued the firm a total of 14,286 shares of its common stock. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or exemption from registration.

(3)
During July 2005, Smart Online sold 90,909 shares of its common stock to an existing investor for a price of $5.50 per share resulting in gross proceeds of $500,000. Also during July 2005, Smart Online sold an additional 36,363 shares to a new investor resulting in gross proceeds of $199,997. In connection with these sales, Smart Online incurred issuance costs totaling $70,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(1)
During July 2005, Smart Online’s Board of Directors approved charters for three new Board committees: Audit, Compensation and Nominating and adopted an Insider Trading Policy. Copies of these charters and policies are available on the company’s website at www.smartonline.com.

Item 6. Exhibits

Exhibits

The Exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2005

Smart Online, Inc.

/s/ Michael Nouri
Michael Nouri Principal Executive Officer

Smart Online, Inc.

/s/ Scott Whitaker
Scott Whitaker Principal Financial Officer and
Principal Accounting Officer

SMART ONLINE, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certification of Incorporation	SB-2	333-119385	3.1	9/30/04
3.2	Amended and Restated By-Laws	SB-2	333-119385	3.1	9/30/04
10.1	2004 Equity Compensation Plan	SB-2	333-119385	10.1	9/30/04
10.2	2001 Equity Compensation Plan	SB-2	333-119385	10.2	9/30/04
10.3	1998 Stock Option Plan	SB-2	333-119385	10.3	9/30/04
10.4	Form of Reorganization Lock-up Proxy and Release Agreement dated 1/01/04 between Online and stockholders of Smart Online	SB-2	333-119385	10.4	9/30/04
10.5	Form of Lock-up Agreement dated 01/01/04, between Smart Online and stockholders of Smart Online	SB-2	333-119385	10.5	9/30/04
10.6	Form of Subscription Agreement with lock-up provisions between Smart Online and investors	SB-2	333-119385	10.6	9/30/04
10.7	Form of Registration Rights Agreement dated as of 02/01/04 between Smart Online and investors	SB-2	333-119385	10.7	9/30/04
10.8	Employment Agreement dated 04/01/04 with Michael Nouri	SB-2 Amendment 1	333-119385	10.8	11/24/04
10.9	Employment Agreement dated 04/01/04 with Henry Nouri	SB-2 Amendment 1	333-119385	10.9	11/24/04
10.10	Employment Agreement dated 04/01/04 with Ronna Loprete	SB-2 Amendment 1	333-119385	10.10	11/24/04
10.11	Employment Agreement dated 05/01/04 with Jose Collazo	SB-2 Amendment 1	333-119385	10.11	11/24/04
10.12	Employment Agreement dated 05/01/04 with Anil Kamath	SB-2 Amendment 1	333-119385	10.12	11/24/04
10.13	Security Agreement dated 10/13/03 with Smart Online as the Debtor and Michael Nouri, Henry Nouri, Thomas Furr, Ronna Loprete and Eric Nouri as the Secured Parties	SB-2 Amendment 1	333-119385	10.13	11/24/04
10.14	$418,749.93 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Michael Nouri	SB-2 Amendment 1	333-119385	10.14	11/24/04
10.15	$64,602.90 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Michael Nouri	SB-2 Amendment 1	333-119385	10.15	11/24/04
10.16	$398,383.27 Promissory Note dated 04/01/04 from Smart Online as the Debtor to Henry Nouri	SB-2 Amendment 1	333-119385	10.16	11/24/04
10.17	$116,507.60 Promissory Note dated 04/30/04 from Smart Online as the Debtor Thomas Furr	SB-2 Amendment 1	333-119385	10.17	11/24/04
10.18	$92,500 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Ronna Loprete	SB-2 Amendment 1	333-119385	10.18	11/24/04
10.19	$47,740.18 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Eric Nouri	SB-2 Amendment 1	333-119385	10.19	11/24/04
10.20	Standstill and Interest Modification Agreement dated 12/22/04 with Michael Nouri	SB-2 Amendment 2	333-119385	10.20	12/23/04
10.21	Standstill and Interest Modification Agreement dated 12/22/04 with Henry Nouri	SB-2 Amendment 2	333-119385	10.21	12/23/04
10.22	Standstill and Interest Modification Agreement dated 12/22/04 with Thomas Furr	SB-2 Amendment 2	333-119385	10.22	12/23/04
10.23	Standstill and Interest Modification Agreement dated 12/22/04 with Ronna Loprete	SB-2 Amendment 2	333-119385	10.23	12/23/04
10.24	Standstill and Interest Modification Agreement dated 12/22/04 with Eric Nouri	SB-2 Amendment 2	333-119385	10.24	12/23/04

10.25	Amended and Restated Integration Program Agreement for Vmail and Internet Messenger Engine dated 04/30/03 with Smart IL, Ltd.	SB-2 Amendment 1	333-119385	10.25	11/24/04
10.26	Amendment to Amended and Restated Integration Program Agreement dated 10/29/03 with Smart IL, Ltd.	SB-2 Amendment 1	333-119385	10.25	11/24/04
10.27	Form of Lock-up Agreement dated January 1, 2004 Between Smart Online and stockholders of Smart Online	SB-2	333-119385			X
10.28	Form of Subscription Agreement with lock-up provisions between Smart Online and investors	SB-2	333-119385			X
10.29	Form of Registration Rights Agreement between Smart Online and investors	SB-2	333-119385			X
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X
32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350					X
32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350					X