Form 10-Q
period 2005-09-30
SMART ONLINE INC
filed 2005-11-14
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10-Q
_________________

(Mark One)
☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

OR

☐  Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-32634
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
_________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate by check mark whether the Registrant is an accelerated filer (as described in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

As of September 30, 2005, there were approximately 13,664,622 million shares of the Registrant’s Common Stock outstanding.

Index

Smart Online, Inc.

INDEX

PART I.  FINANCIAL INFORMATION

Index

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Smart Online, Inc.
Balance Sheets

Assets	September 30, 2005 (unaudited)	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$3,959,300	$173,339
Marketable securities	-	395,000
Accounts receivable, net	49,906	30,904
Other accounts receivable	29,309	43,455
Prepaid expenses	506,995	24,850
Total current assets	4,545,510	667,548
PROPERTY AND EQUIPMENT, net	155,524	75,636
INTANGIBLE ASSETS, net	120,246	16,623
OTHER ASSETS	13,540	13,894
TOTAL ASSETS	$4,834,820	$773,701
CURRENT LIABILITIES:
Accounts payable	$360,209	$186,382
Accrued payroll	215,563	110,079
Accrued payroll taxes, penalties and interest	10,531	574,707
Accrued liabilities	67,590	120
Deferred revenue	361,722	721,689
Total current liabilities	1,015,615	1,592,977
LONG-TERM LIABILITIES:
Deferred compensation, notes payable and interest	-	1,091,814
Total liabilities	1,015,615	2,684,791

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 45,000,000 shares authorized, shares issued and outstanding: September 30, 2005 - 13,664,622; December 31, 2004 —11,631,832	13,665	11,632
Additional paid-in capital	43,873,911	34,809,832
Accumulated deficit	40,068,311	(36,732,554)
Total stockholders' equity (deficit)	3,819,205	(1,911,090)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,834,820	$773,701

See Notes to Financial Statements

Index

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
REVENUES:
Integration fees	$203,542	$75,152	$585,262	$268,902
Syndication fees	103,602	50,630	299,244	111,872
OEM revenues	12,000	13,750	36,000	42,186
Web services	24,686	14,661	65,576	49,651
Other revenues	862	839	17,964	2,969
Related party revenues	-	82,513	-	247,538
Total revenues	344,692	237,545	1,004,046	723,118

COST OF REVENUES	25,800	58,823	79,438	159,250

GROSS PROFIT	318,892	178,722	924,608	563,868

OPERATING EXPENSES:
General and administrative	1,761,376	964,614	3,004,574	2,007,121
Sales and marketing	374,841	161,052	957,519	438,683
Development	371,137	128,675	872,767	420,696

Total operating expenses	2,507,354	1,254,341	4,834,860	2,866,500

LOSS FROM OPERATIONS	(2,188,462)	(1,075,619)	(3,910,252)	(2,302,632)

OTHER INCOME (EXPENSE):
Interest income (expense), net	7,606	(7,404)	17,801	(122,001)
Gain on debt forgiveness	-	-	556,634	49,395

Total other income (expense)	7,606	(7,404)	574,435	(72,606)
NET LOSS	(2,180,856)	(1,083,023)	(3,335,817)	(2,375,238)
Preferred stock dividends and accretion of discount on preferred stock	-	-	-	(2,215,625)
Accretive dividend issued in connection with registration rights agreement	-	(206,085)	-	(206,085)
Converted preferred stock inducement cost	-	-	-	(3,225,410)
Net loss attributed to common stockholders	$(2,180,856)	$(1,289,108)	$(3,335,817)	$(8,022,358)
NET LOSS PER SHARE:
Net loss attributed to common stockholders - Basic and Diluted	$(0.17)	$(0.12)	$(0.27)	$(0.72)
SHARES USED IN COMPUTING NET LOSS PER SHARE Basic and Diluted	12,832,365	11,089,101	12,353,443	11,089,101

See notes to financial statements.

Index

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,180,856)	$(1,083,023)	$(3,335,817)	$(2,375,238)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	14,989	15,972	39,237	38,051
Common shares, warrants, or options issued in lieu of compensation	747,460	6,035	826,739	167,035
Common shares issued for extension of loan	-	-	-	75,000
Common shares issued in exchange for warrants	-	350,000	-	350,000
Issuance of warrants	-	-	19,231	-
Gain on debt forgiveness	-	-	(556,634)	(49,395)
Changes in assets and liabilities:
Accounts receivable	(19,200)	30,110	(19,002)	59,380
Related party receivable	-	-	-	38,682
Other accounts receivable	(19,623)	(46,935)	(24,622)	(60,685)
Prepaid expenses	(256,942)	8,557	(486,832)	(8,559)
Legal settlement obligation	-	-	-	(181,563)
Other assets	-	-	44,888	-
Deferred revenue	(169,757)	109,314	(359,967)	(191,667)
Accounts payable	169,926	107,388	195,682	(21,303)
Accrued payroll	55,475	21,692	105,484	51,409
Accrued payroll taxes payable	4,341	8,513	(33,475)	(956,993)
Accrued interest payable	-	8,127	-	(126,871)
Accrued expenses	60,090	-	60,090	-
Deferred compensation, notes payable, and interest	-	(15,363)	(1,091,814)	60,980
Net cash used in operating activities	(1,594,097)	(479,613)	(4,616,812)	(3,131,287)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(118,764)	(56,530)	(204,868)	(81,438)
Redemption of marketable securities	-	-	395,000	-
Net cash provided by (used in) investing activities	(118,764)	(56,530)	190,132	(81,438)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	-	-	-	(350,000)
Repayments from stockholder	-	-	-	(86,480)
Issuance of common stock	5,119,754	1,329,999	8,212,641	4,663,640
Net cash provided by financing activities	5,119,754	1,329,999	8,212,641	4,227,160
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,406,893	793,856	3,785,961	1,014,035
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	552,407	322,065	173,339	101,486
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,959,300	$1,115,921	$3,959,300	$1,115,921

Index

Supplemental disclosures:
Cash payment during the period for interest:	$-	$-	$154,288	$164,055

Non-cash financing activities:
Non-cash accretion of preferred stock redemption value	$-	$-	$-	$2,215,625
Conversion of preferred stock into common stock	$-	$-	$-	$19,724,839

See notes to financial statements.

Index

Smart Online, Inc.

Notes to Financial Statements - Unaudited

1.  Summary of Business and Significant Accounting Policies

Basis of Presentation -The accompanying balance sheet as of September 30, 2005 and the statements of operations and cash flows for the three months and nine months ended September 30, 2005 and 2004 are unaudited. These statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Form 10-K for the year ended December 31, 2004.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. In the opinion of the Company’s management, the unaudited statements in the Form 10-Q include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2005, its results of operations and its cash flows for the three months and nine months ended September 30, 2005 and 2004. The results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities. The Company had accumulated losses of approximately $40 million at September 30, 2005 and will be required to make significant expenditures in connection with continuing development and marketing efforts along with general and administrative expenses. The Company’s ability to continue its operations is dependant upon its raising of capital through equity financing in order to meet its working capital needs.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern, and, if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations.

The Company needs to raise additional capital by the sale of its equity securities or other financing avenues. Management believes that actions presently being taken to obtain additional funding provide the additional opportunity for the Company to continue as a going concern.

Description of Business - Smart Online, Inc. (the “Company” or “Smart Online”) was incorporated in the State of Delaware in 1993. Smart Online develops and markets Internet-delivered Software-as-Service (SaS) software applications and data resources to start and grow small businesses (one to one hundred employees). Smart Online’s subscribers access Smart Online’s products through the portal at www.SmartOnline.com directly and through the web sites of private label syndication partners that include major companies and financial institutions.

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

Revenue Recognition - The Company recognizes revenue in accordance with accounting standards for software and service companies including United States Securities and Exchange Commission (“SEC”), Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and related interpretations including American Institute of Certified Public Accountants (“AICPA”) Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies, which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

Index

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

Syndication fees consist primarily of fees charged to syndication partners to create and maintain a customized private-label site and ongoing support, maintenance and customer service. The syndication agreements typically include an advance fee and monthly hosting fees. We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded as accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line. In general, we collect our billings in advance of the service period. The hosting fees are typically billed on a monthly basis. Our contracts and support contracts are non-cancelable, though they typically provide for early termination upon a material breach by either party that is not cured in a timely manner. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations. Should the contract terminate earlier than its term then we recognize the remaining deferred revenue upon termination. At present, Smart Online has insufficient historical data to determine if the relationships with its existing customers will extend beyond the initial term with the customer continuing to benefit from the advance fee. If Smart Online determines that existing and/or future contracts are expected to extend beyond the initial term whereby the customer continues to benefit from the advance fee, Smart Online would extend the revenue recognition period accordingly to include the extended term. Based on that experience, it is possible that, in the future, the estimates of customer lives may change and, in such event, the period over which such syndication revenues are amortized would be adjusted. Any such change in specified contract lives would affect our future results of operations. Additionally, the syndication contracts typically include revenue sharing arrangements whereby syndication partners typically charge their customers a monthly fee to access the private-label site. In most cases, the syndication agreement provides for Smart Online to receive a percentage of these fees. Fees derived from such revenue sharing arrangements are recorded when earned. To date such revenue sharing fees have been negligible.

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

Index

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of the fee from integration is received upfront. We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded as accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. Online marketing, which consists of marketing services provided to our integration and syndication partners have in the past generated additional revenue. In addition, certain users have requested that Smart Online implement online marketing initiatives for them, such as promoting their products through Google or Overture Services. Online marketing has not been a material source of past income. We intend to seek an increase in the level of online marketing services in the future.

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

Web Services revenues are comprised of e-commerce sales directly to end-users, hosting and maintenance fees, e-commerce website design fees and online loan origination fees. E-commerce sales are made either on a subscription or a la carte basis. Subscription, which is access to most Smart Online offerings, is payable in advance on a monthly basis and is targeted at small companies or divisions of large companies. We will seek to grow our monthly subscription volume over the next 24 months as new versions of Smart Online’s platforms (OneBiz SM Platform) are released.

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

Barter Transactions - Barter revenue relates to syndication and integration services provided by Smart Online to business customers in exchange for advertising in the customers’ trade magazines and on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged. Smart Online applies APB 29, Accounting for Non-Monetary Transactions, the provisions of EITF 93-11, Accounting for Barter Transactions Involving Barter Credits and EITF 99-13, Accounting for Advertising Barter Transactions, and, accordingly, recognizes barter revenues only to the extent that Smart Online has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. To date, the amount of barter revenue to be recognized has been more objectively determinable based on integration and syndication services provided rather than based upon the value of advertising received. For revenue from integration and syndication services provided for cash to be considered similar to the integration and syndication services provided in barter transactions, the services rendered must have been in the same media and similar term as the barter transaction. Further, the quantity or volume of integration or syndication revenue received in a qualifying past cash transaction can only evidence the fair value of an equivalent quantity or volume of integration or syndication revenue received in subsequent barter transactions. In other words, a past cash transaction can only support the recognition of revenue on integration and syndication contracts transactions up to the dollar amount of the cash transactions. When the cash transaction has been used to support an equivalent quantity and dollar amount of barter revenue, that transaction cannot serve as evidence of fair value for any other barter transaction. Once the value of the barter revenue has been determined, Smart Online follows the same revenue recognition principals as it applies to cash transactions with unearned revenues being deferred as described more fully above. At the time the barter revenue is recorded, an offsetting pre-paid barter advertising asset is recorded on Smart Online’s balance sheet. This pre-paid barter advertising asset is amortized to expense as advertising services are received such as when an advertisement runs in a magazine. Where more than one deliverable exists, such as when the barter partner is to provide advertising in four issues of a magazine, the expense is recognized pro-rata as the advertising deliverable is provided. Barter revenues totaled $77,977 and $31,727 for the three months ended September 30, 2005 and 2004, respectively. Barter revenues totaled $346,119 and $40,060 for the nine months ended September 30, 2005 and 2004, respectively.

Index

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

Software Development Costs - SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. During the third quarter of 2005, Smart Online acquired certain rights to an accounting software application that is currently being integrated with the Company’s OneBizSM Platform and Smart Online capitalized $110,000 of costs associated with the acquired software.  See Note 6.  Prior to the third quarter of 2005, Smart Online had not capitalized any direct or allocated overhead associated with the development of software products prior to general release. Prior to the acquisition of the acquired software, costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

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

Property and Equipment - Property and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method as follows:

Office equipment	5 years
Furniture and fixtures	7 years
Computer software	3 years
Computer equipment	3 years
Automobiles	5 years

Intangible Assets - Intangible assets consist primarily of trademarks and are being amortized over their estimated useful lives.

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

Advertising Costs - Smart Online expenses all advertising costs as they are incurred. The amount charged to expense during the three months ended September 30, 2005 and 2004 were $48,414 and $43,223, respectively. The amount charged to expense during the nine months ended September 30, 2005 and 2004 were $238,266 and $97,705, respectively. The 2004 period reflects a credit related to prior advertising activities. These advertising costs included $46,251 and $34,375 of barter advertising expense for the three months ended September 30, 2005 and 2004, respectively, and $227,501 and $75,625 for the nine-months ended September 30, 2005 and 2004, respectively.

Net Loss per Share - Basic loss per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of redeemable preferred stock, stock options and warrants that are computed using the treasury stock method. The Company excluded shares issueable upon the exercise of redeemable preferred stock, stock options and warrants from the calculation of common equivalent shares as the impact was anti-dilutive.

Index

Stock-Based Compensation - Smart Online accounts for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Stock Options are generally granted at prices equal to the fair value of Smart Online’s common stock on the grant dates. Accordingly, Smart Online did not record any compensation expense in the accompanying financial statements for its stock-based compensation plans. Had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, Smart Online’s net loss attributed to common stockholders and net loss attributed to common stockholders per share for the quarters ended September 30, 2005 and 2004 would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net loss attributed to common stockholders:
As reported	$(2,180,856)	$(1,289,108)	$(3,335,817)	$(8,022,358)
Add: Compensation cost
recorded at intrinsic value	-	-	-	161,000
Less: Compensation cost using
the fair value method	(204,099)	(38,766)	(300,503)	(421,249)
Pro forma	$(2,384,955)	$(1,327,874)	$(3,636,320)	$(8,282,607)

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Reported net loss attributed to common stockholders:
Basic and diluted	$(0.17)	$(0.12)	$(0.27)	$(0.72)

Pro forma net loss per share:
Basic and diluted	$(0.19)	$(0.12)	$(0.29)	$(0.75)

The fair value of option grants under Smart Online’s plan and other stock option issuances during the quarter and nine months ended September 30, 2005 and 2004 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Dividend yield	0. 00%	0. 00%	0. 00%	0. 00%
Expected volatility	15.6%	0.00%	20.5%	0.00%
Risk free interest rate	4.23%	4.23%	4.23%	4.31%
Expected lives (years)	9.7	5.0	9.5	5.0

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R), a revision of SFAS 123, Accounting for Stock-Based Compensation, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for the beginning of the annual period beginning after June 15, 2005. Therefore the Company plans to adopt SFAS 123(R) on January 1, 2006. The Company is currently assessing the impact of this prospective change in accounting and believes that it will have a material and adverse impact on the Company’s reported results of operations.

Index

2. Balance Sheets Accounts

Marketable Securities

As of December 31, 2004, marketable securities consisted of the following:

	Amortized Cost	Fair Value

Municipal bonds - redeemed February 2005	$395,000	$395,000

Smart Online did not hold any marketable securities as of September 30, 2005.

Receivables

Smart Online evaluates the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on certain percentages of its receivables over 90 days old, which are determined based on historical experience and management’s assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of September 30, 2005 and December 31, 2004.

Property and Equipment

Property and equipment consists of the following at:

	September 30, 2005	December 31, 2004
Office equipment	$32,580	$16,187
Furniture and fixtures	7,125	7,125
Computer software	423,600	393,629
Computer equipment	733,248	663,723
Automobiles	29,504	29,504
	1,226,057	1,110,168
Less accumulated depreciation	(1,070,533)	(1,034,532)
Property and equipment, net	$155,524	$75,636

Depreciation expense for the three months ended September 30, 2005 and 2004 was $13,910 and $14,939, respectively. Depreciation expense for the nine months ended September 30, 2005 and 2004 was $36,001 and $34,954, respectively.

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

Index

3. Stockholders’ Equity (Deficit)

Sale of Common Stock

During February and March 2005, Smart Online sold 500,000 and 80,000 shares of Common Stock, respectively, to foreign investors in sales exempt under Regulation S. The February and March 2005 stock sales resulted in gross proceeds of $2,500,000 and $400,000 (unaudited), respectively. A portion of those funds were used to repay deferred compensation, including interest thereon, as more fully discussed in Note 6. In connection with this financing, Smart Online incurred stock issuance costs of $290,000 to an entity that is an existing shareholder. Concurrent with the sale of Common Stock, Smart Online issued warrants to purchase 50,000 shares of Common Stock to this investor in consideration for the investor agreeing to certain restrictions on their ability to sell the shares. These warrants have an exercise price of $5 per share and terminate on January 1, 2007. During February 2005, Smart Online raised an additional $125,000 in gross proceeds from the sale of 25,000 shares of Common Stock at $5.00 per share in a private placement.

During July 2005, Smart Online sold 90,909 shares of its Common Stock to an existing investor for a price of $5.50 per share resulting in gross proceeds of $500,000. Also during July 2005, Smart Online sold an additional 36,363 shares to a new investor resulting in gross proceeds of $199,997. In connection with this financing, Smart Online incurred stock issuance costs of $70,000 to an entity introduced to Smart Online by an existing shareholder, Doron Roethler. Additionally, in connection with these offerings, Smart Online entered into Registration Rights Agreements with these shareholders under which Smart Online is required to file a registration statement with the SEC to register the shares sold in the offering no later than September 30, 2005.

During August and September 2005, Smart Online sold 786,642 shares of its Common Stock to a new and existing investors for a price of $5.50 per share resulting in gross proceeds of $4,326,531. In connection with this financing, the Smart Online incurred stock issuance costs of $270,525 to an entity introduced to Smart Online by an existing shareholder, Doron Roethler. Additionally, in connection with these offerings, Smart Online entered into Registration Rights Agreements with these shareholders under which Smart Online is required to file a registration statement with the SEC to register the shares sold in the offering no later than September 30, 2005.

Exercise of Warrants

During February 2005, a consulting firm that was issued 350,000 warrants in November 2003 acquired 50,000 shares of Smart Online’s Common Stock as a result of the cashless exercise of warrants. Warrants to purchase 67,568 shares of Common Stock were cancelled in this cashless exercise. The fair market value of Smart Online’s Common Stock at the time of exercise was $5.00. During May 2005, this same consulting firm acquired 48,617 shares of Smart Online’s Common Stock as a result of the cashless exercise of warrants. Warrants to purchase 62,432 shares of Common Stock were cancelled in this cashless exercise. The fair market value of Smart Online’s Common Stock at the time of exercise was $5.875. At September 30, 2005, 27,000 of the warrants issued in November 2003 were still outstanding.

During the third quarter of 2005, holders of warrants to purchase 355,428 shares of Common Stock exercised their warrants resulting in gross proceeds to Smart Online of $1,175,998. The warrants had exercise prices that ranged from $1.30 to $5.00 per share.

Employee Stock Bonus

During the third quarter, Smart Online paid a bonus of 4,200 shares of its Common Stock to non-officer employees. Smart Online recorded approximately $40,000 of compensation expense during the third quarter related to this bonus payment.  The expense associated with the stock bonus was calculated based upon the fair market value of the Common Stock on the date the bonus was awarded.

Stock Option Plans

Smart Online maintains three equity compensation plans.

The following is a summary of the status of the plan and stock option activity:

Index

	Shares	Weighted Average Exercise Price

BALANCE, December 31, 2004	1,768,900	$2.78
Granted	1,307,750	8.08
Exercised	(16,500)	3.50
Forfeited	(560,400)	$3.61
BALANCE, September 30, 2005	2,499,750	$5.34

The following table summarizes information about stock options outstanding as of September 30, 2005:

				Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$ 1.30 - $ 1.43	670,000	3.3	$ 1.40	670,000	$ 1.40
$ 3.50	497,500	8.6	$ 3.50	203,210	$ 3.50
$ 5.00	285,500	9.1	$ 5.00	34,500	$ 5.00
$ 7.00	48,000	9.7	$ 7.00	-	-
$ 8.61	737,250	9.8	$8.61	5,000	$8.61
$ 9.60 - $ 9.82	261,500	10.0	$9.82	-	-
$ 1.30 - $ 9.82	2,499,750	7.7	$5.34	912,710	$ 2.04

Dividends

Smart Online has not paid any cash dividends through September 30, 2005.

4. Major Customers and Concentration of Credit Risk

Smart Online derives a significant portion of its revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues:

		3 Months Ended September 30, 2005
		Revenues	% of Total Revenues
Customer A	Integration	$85,000	24.7%
Customer B	Integration	50,000	14.5%
Customer C	Syndication/Barter	46,250	13.4%
Others	Various	163,442	47.4%
Total		$344,692	100.0%

		3 Months Ended September 30, 2004
		Revenues	% of Total Revenues
Customer E	Integration	$82,513	34.7%
Customer F	Integration/Barter	26,727	11.3%
Customer G	Integration	25,000	10.5%
Others	Various	103,305	43.5%
Total		$237,545	100.0%

Index

		9 Months Ended September 30, 2005
		Revenues	% of Total Revenues
Customer A	Integration	$136,183	13.6%
Customer B	Integration	125,000	12.4%
Customer C	Syndication/Barter	127,188	12.7%
Customer D	Integration/Barter	123,750	12.3%
Others	Various	491,925	49.0%
Total		$1,004,046	100.0%

		9 Months Ended September 30, 2004
		Revenues	% of Total Revenues
Customer E	Integration	$247,538	34.2%
Others	Various	475,580	65.8%
Total		$723,118	100.0%

As of September 30, 2005, three of Smart Online's customers accounted for 46.7%, 43.1%, and 10.0% of accounts receivable. One of these customers accounted for substantially all of the accounts receivable at December 31, 2004.

5. Related Party Transactions

American Investment Holding Group, Inc., which is wholly-owned by two officers of Smart Online, owns approximately 23% of the outstanding Common Stock of Smart Online as of September 30, 2005. The same officers also own a controlling interest in other companies, some of which companies own Smart Online Common Stock.

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

In addition to the above agreements, on August 30, 2002, Smart Online and SIL also entered into a reseller agreement whereby SIL paid the sum of $200,000 for the right to distribute Smart Online’s products in the territories of Israel, the United Kingdom, France, Italy, the Netherlands, and Spain, in exchange for Smart Online’s marketing support and a twenty percent commission from the gross sales generated by SIL. On March 17 and 27, 2003, the parties subsequently modified the original re-seller agreement to restrict the territory to only Israel and the Netherlands. Additionally, on December 22, 2003, Smart Online signed a private label syndication agreement with SIL to provide website development for SIL’s website.

Index

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

The following is a summary of related party revenues for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Smart II, Ltd. ("SIL"), formerly known as Smart Revenue Europe Ltd.- Integration fees	$-	$82,513	$-	$247,538

Total Related Party Revenues	$-	$82,513	$-	$247,538

The following is a summary of related party expenses for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Nen, Inc. - consulting fees included in sales and marketing expense related to strategic international sales and marketing services	$-	$17,500	$17,500	$52,500

Nen, Inc. - consulting fees included in general and administrative expense related to assisting Smart Online with obtaining additional equity financing	-	-	-	31,000

Small Business Loan Institute - consulting fees included in general and administrative expense	-	-	-	30,000

Smart II, Ltd. - Moving expenses, reseller payment, and technical co- development work	-	-	-	75,000

Interest expense incurred on loans from officer	-	-	-	4,649

Total Related Party Revenues	$-	$77,526	$17,500	$193,149

Index

6. Commitments and Contingencies

Smart Online is subject to claims and suits that arise from time to time in the ordinary course of business.

As discussed in Note 1, in August 2005, Smart Online entered into a software assignment and development agreement with the developer of a customized accounting software application.  In connection with this agreement, Smart Online agreed to pay the developer up to $512,500 and issue up to $287,500 worth of Smart Online Common Stock based upon the developer attaining certain milestones.  As of September 30, 2005, Smart Online had paid $90,000 and issued $15,000 worth of Common Stock related to this obligation.

On or about November 10, 2005, the Smart Online instituted a law suit in the General Court of Justice Superior Court Division in Wake County, North Carolina against X.C.L. Partners, Inc. (“XCL”) seeking a declaratory judgment determining that Smart Online did not enter into a contract with XCL and therefore has no contractual relationship with XCL. Smart Online filed such law suit in response to a letter dated November 3, 2005 from XCL’s attorneys alleging that the Company is in breach of a contract with XCL and demanding, at a minimum, $200,000 plus 121,667 shares of stock of Smart Online. Management has determined with the advice of legal counsel that the claim has no merit.

Approximately three and a half years ago, Smart Online petitioned (as is required under French law) a court in France to allow Smart Online to liquidate Smart Online S.A., a French subsidiary of Smart Online. As a result, Smart Online paid $113,057 to Smart Online S.A. in settlement of all claims against Smart Online. Recently, Michael Nouri, the President and CEO of the Smart Online and the former President and CEO of Smart Online S.A., was sued personally as the legal representative of Smart Online S.A., which suit alleges that Smart Online S.A. suffered unspecified amounts of excess liabilities and seeks to hold Mr. Nouri personally responsible. The Liquidateur for Smart Online, S.A. has agreed to a proposal for settlement offered by Mr. Nouri in the amount of $15,000 Euros (approximately USD $18,750 based on an exchange rate of $1.27 USD per Euro). This agreement is subject to approval by the French court. There can be no assurance this agreement will result in a final settlement on these terms. The Board of Directors of Smart Online has authorized Smart Online to indemnify Mr. Nouri for the amount of any settlement and all legal costs and fees associated with the defense of Mr. Nouri in relation to this matter, because Mr.Nouri was acting on behalf of Smart Online in the liquidation of its French subsidiary.

7. Subsequent Events

Computility Acquisition

On October 4, 2005, Smart Online completed its acquisition of substantially all of the assets of Computility, Inc., (“Computility”) a Iowa based company providing web-based software, and other information software and hardware and services, primarily to small business customers, pursuant to an Asset Purchase Agreement dated as of October 4, 2005 by and among Smart Online, Smart CRM, Inc., Computility and certain shareholders of Computility. The acquired assets include all of the fixed assets, machinery, equipment, fixtures, leasehold improvements, furniture, intellectual property, leases, accounts receivable, factoring contracts and goodwill.

In consideration for the purchased assets, Smart Online issued the seller 484,213 shares of Smart Online Common Stock (valued at approximately $3.5 million based upon the fair market value of Smart Online's stock at the closing date) and assumed certain liabilities of Computility totaling approximately $1.9 million.  In addition two key employees of Computility can earn up to $91,800 each over and above their base compensation during the fifteen months ended December 31, 2006, if certain performance agreements which typically have 3-year terms with substantial penalties for early termination.  Until the date of the acquisition, Computility factored substantially all of its subscription agreements and received approximately 65% of the expected cashflow from the subscription period upfront and use the cash to fund on-going operations.  As a result of the factoring arrangements, Smart Online will be required to provide services to the customers, but will only receive approximately 35% of the corresponding customer payments.  Additionally, as a result of this factoring activity and based on contracts signed as of the date of acquisition, management expects that the acquisition will result in an approximate $100,000 monthly increase in cash expenditures for the remainder of 2005.

Smart Online and Smart CRM entered into employment agreements with two key employees and shareholders of Computility. One of these individuals serves as Director CRM Business Development to Smart CRM, receiving an annual salary of $90,000, $45,000 in consideration of a non-compete covenant and a bonus of up to $91,800 to be earned upon achievement of certain revenue milestones set forth in the employment agreement during the period from the date of the acquisition through March 31, 2007. One of the individuals serves as Director CRM Technology to Smart CRM, receiving an annual salary of $90,000, $45,000 in consideration of a noncompetion covenant and a bonus of up to $91,800 to be earned upon achievement of certain software development milestones set forth in the employment agreement during the period from the date of the acquisition through March 31, 2007.

iMart Incorporated Acquisition

On October 18, 2005, Smart Online completed its purchase of all of the capital stock of iMart Incorporated (“iMart”), a Michigan based company providing multi-channel electronic commerce systems, pursuant to a Stock Purchase Agreement, dated as of October 17, 2005 by and among Smart Online, iMart and the shareholders of iMart.

Several provisions of the iMart acquisition agreements restrict Smart Online’s ability to utilize the revenue from iMart’s business after the acquisition. These provisions include a lock box arrangement to secure the acquisition purchase price installment payment obligations of Smart Online described below and restrictions on transfers of cash from iMart to Smart Online until payment of obligations due through January 2007. The acquisition agreements also give a key employee of iMart before the acquisition, contractual rights and obligations to operate the business of iMart after the acquisition within agreed performance parameters. All of these provisions, which are summarized below, are interrelated.

Acquisition Payments

Smart Online has agreed to pay the following to the former shareholders of iMart:

(i) 205,767 shares of Smart Online Common Stock were issued to the former shareholders at the Closing (these shares were valued at approximately $1.8 million based upon the fair market value of Smart Online's Common Stock on the closing date); and

(ii)   $3,366,000 in cash is payable in installments as follows: (a) four equal installments of $420,750 are required to be paid on each of January 2, 2006, April 3, 2006, July 5, 2006 and October 2, 2006 and (b) $1,683,000 is required to be paid on January 5, 2007; however, this last acquisition purchase price installment payment must be pre-paid if iMart’s business meets certain economic milestones described below.

Amendment to Form 10-Q for Quarter Ended June 30, 2005

Smart Online has determined that it incorrectly applied certain provisions of Emerging Issuer Task Force (EITF) 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.  Specifically, Smart Online incorrectly recorded $506,000 of general and administrative expense during the second quarter of 2005 related to a mark to market adjustment of certain warrants.  Since these warrants were part of permanent equity, Smart Online should not have applied the mark to market provisions of EITF 00-19.  Accordingly, the net loss for the quarter ended June 30, 2005 has been reduced by $506,000 and Smart Online will be filing an amended Form 10-Q for the quarter ended June 30, 2005 to reflect the reduction in net loss.

Index

If iMart collects more than $130,000 of specified account receivables during the period after October 17, 2005 through November 15, 2005, the cash purchase price will be increased dollar for dollar by the amount of the excess up to a maximum of $139,500 of additional purchase price. Half the increase is payable on January 5, 2007 and the remainder is payable in four equal installments on January 2, 2006, April 3, 2006, July 5, 2006, and October 2, 2006.

Employment and Noncompetition and Software License

iMart and Smart Online entered into employment agreements with two key employees, pursuant to which they will receive annual salaries aggregating $250,000. In addition, an aggregate of $780,000 will be paid to them for their covenants not to compete with iMart or Smart Online.

If iMart or Smart Online fail to pay the $3,366,000 purchase price installments or the $780,000 of non-competition payments described above when they become due, the non-competition covenants of the key employees will terminate, their nonsolicitation and nondisclosure covenants will become more limited in scope, and one of the key employees will have a nonexclusive royalty-free license to certain iMart software for 18 months.

Lock Box Agreement

The cash payments described above are secured by the net proceeds of customer contracts of iMart, which will limit Smart Online’s ability to use iMart revenue in its business until all cash is paid to iMart shareholders and employees, as all iMart revenue will be deposited in a lock box account which is to be used to pay the operating expenses of iMart and the acquisition installment payment and non-competition payment obligations of Smart Online. The lock box account is to be terminated when all of the acquisition purchase price installment payments have been made, provided that all non-competition payments due through January 5, 2007 have also been made. The security interest is limited to the $3,366,000 of acquisition purchase price installment payments described above.

The agreements provide that money in the lock-box account will be utilized to pay approximately $146,000 of the monthly operating expenses of the iMart subsidiary of Smart Online, the $3,366,000 of acquisition purchase price installment payments, and up to $780,000 of the non-competition payment obligations of Smart Online described above. The agreements do not specify a priority of use of one of the specified uses over any other specified uses. Consequently, the release of money from the lock box account will depend on agreement by the persons authorized to disburse funds. In this regard, the agreements provide that money cannot be withdrawn from the lock box account without the agreement of both (i) a person designated by iMart’s selling shareholders, and (ii) either Michael Nouri, the Chief Executive Officer of Smart Online, Scott Whitaker, the Chief Financial Officer of Smart Online, or some other person designated by Smart Online. The parties have agreed to not unreasonably withhold authorization to withdraw funds.

Lock box deposits cannot be transferred from iMart to Smart Online or any other subsidiary of Smart Online unless after the transfer the balance in the lock box account is $500,000 or more. The excess on deposit in the lock box account can be transferred to Smart Online, less the amount of the increase, if any, in the deferred revenue of iMart compared to iMart’s deferred revenue at the time the acquisition closed. If iMart’s revenues for any fiscal quarter exceed $900,000, 50% of any lock box excess (after taking into account deferred revenue as described above) at the end of the fiscal quarter must be used to prepay the $1,683,000 installment payment of the acquisition purchase price that is due in January 2007, and 50% of the lock box excess can be transferred to Smart Online.

Contractual Decision-Making Powers of Key Employee

The acquisition agreements also provide that a key employee of iMart will have contractual rights to conduct the operations of iMart. These contractual rights are outside the scope of normal corporate governance rules. These contractual decision-making powers allow the key employee to operate iMart’s business and to make payments from the lock box account for such operating expenses, the purchase price installment payments and the non-competition payments, subject to the signature of a Smart Online designee as described above. These contractual decision-making powers do not extend to any financial payments or obligations greater than $20,000, capital investments or transactions outside of the ordinary course of business, customer contracts with greater than $50,000 of revenue or commitments for iMart to provide services for more than six months.

These contractual decision-making powers of the key employee are to continue as long as the monthly cost of operations of iMart do not exceed approximately $146,000, and the earnings before interest, taxes, depreciation, amortization (EBITDA) of iMart’s operations exceed $1,452,795 and other financial parameters for iMart remain substantially similar to or better than the equivalent numbers for iMart during 2004. This provision does not terminate when all the acquisition purchase price installment payments and non-competition payments are made, and could continue perpetually if the financial performance parameters continue to be met.

Index

Investor Relations Agreements

In October 2005 Smart Online entered into agreements with two foreign firms to provide investor relations services. In connection with these agreements, Smart Online paid each of the investor relations firms $250,000 and issued each of the firms 625,000 shares of our Common Stock. In addition to recording the $500,000 of investor relations expenses for the cash portion of the investor relations fee, we expect to incur non-cash expenses equal to the fair market value of the shares.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (including Risk Factors)

The following discussion in Management’s Discussion and Analysis of Financial Condition as Results of Operations (“MD&A”) and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of foreign currency exchange rate and interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,“ “anticipates,”“projects,”“intends,”“plans,”“estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

Smart Online develops and markets Internet-delivered or Software-as-Services (SaS) software applications and data resources to start and grow small businesses. Many of our users are provided free use of our products. In addition, we reach small businesses through our own website www.smartonline.com and through private-label syndication arrangements with large corporations that private-label the Smart Online offering through their corporate web sites. Our syndication relationships provide a cost- and time-efficient way to market to the extremely large and diverse small business sector.

Recent Developments.

During the third quarter of 2005, Smart Online sold 786,642 shares of its common stock to investors for a price of $5.50 per share resulting in gross proceeds of $4,326,531. Smart Online incurred issuance costs totaling $245,525 related to these stock sales. Additionally, in connection with these offerings, Smart Online entered into Registration Rights Agreements with these shareholders. We expect to file a registration statement to register the shares sold in the offering and in other sales earlier during 2005 prior to November 30, 2005, which will be subject to SEC review before becoming effective.

During the third quarter of 2005, holders of warrants to purchase 355,428 shares of Common Stock exercised their warrants resulting in gross proceeds to Smart Online of $1,175,998.  The warrants had exercise prices that ranged from $1.30 to $5.00 per share.

Market Launch of Version 2 of OneBizSM Platform. On November 4, 2005, we began selling Version 2 of our OneBizSM Platform, which now contains two bundles of applications for small business subscribers. Our “Start” bundle is designed for companies in the start-up phase. Our “Grow” bundle is designed for companies that are growing their business. This launch permits us to commence our new sales campaign.

Acquisition of Computility and iMart. During October 2005, Smart Online acquired substantially all of the assets of Computility, Inc., a privately held developer and distributor of customer relationship management software based in Des Moines, Iowa. Smart Online intends to operate Computility's business under the name Smart CRM, Inc. doing business as Computility, Inc. Also during October 2005, Smart Online acquired all the stock of iMart Incorporated, a privately held developer and distributor of multi-channel e-commerce systems based in the Great Lakes region of the United States. Smart Online intends to operate iMart’s business under the name Smart Commerce, Inc.

Acquisition Strategy. Management determined the Computility and iMart acquisitions would be advantageous to Smart Online for the following reasons:

1.	Management expects the acquisitions will have an accretive impact on both revenues and operating profit (loss).

Index

2.	iMart had approximately $3.4 million of revenue during 2004 and Computility had approximately $2 million of revenue during 2004. Revenues for both companies increased during the past two years.

3.	Both companies have customers to whom we will seek to cross-sell Smart Online’s other software applications.

4.
Based upon historical operating results and cash flows, Management expects that the future operations of iMart will fund a significant portion of the acquisition installment purchase price and non-competition payments obligation of Smart Online resulting from the acquisition.

5.
Our post-acquisition strategy is to continue to operate both Computility and iMart in a similar manner as in the past, while Smart Online works to integrate their products into our OneBizSM Platform to increase subscription sales of our core products - the Start bundle and the Grow bundle on our OneBizSM Platform.

6.
iMart’s and Computility’s product offerings will significantly broaden the Company’s OneBizSM Platform and enhance existing OneBizSM Platform. We expect to complete integration of Computility’s SalesForce Automation (SFA) and Customer Management Relationship (CRM) software into our OneBizSM Platform in mid-2006. We expect iMart’s e-Commerce application will be fully integrated into our OneBizSM Platform during 2006 after we release Computility’s SFA/CRM product.

Computility Acquisition Terms. In consideration for the purchased assets, Smart Online issued the seller 484,213 shares of Smart Online common stock and assumed certain liabilities of Computility totaling approximately $1.9 million. In addition two key employees of Computility can earn up to $91,800 each over and above their base compensation during the fifteen months ended December 31, 2006, if certain performance goals are achieved. Historically, Computility derived substantially all of its revenue from software and hardware subscription agreements which typically have 3-year terms with substantial penalties for early termination. Until the date of the acquisition, Computility factored substantially all of its subscription agreements and received approximately 65% of the expected cash flow from the subscription period upfront and used the cash to fund on-going operations. As a result of the factoring arrangements, Smart Online will be required to provide services to the customers, but will only receive approximately 35% of the corresponding customer payments. Additionally, as a result of this factoring activity and based on contracts signed as of the date of acquisition, management expects that the acquisition will result in an approximate $100,000 monthly increase in cash expenditures for the remainder of 2005.

iMart Acquisition Terms. Smart Online issued to iMart’s stockholders 205,767 shares of our Common Stock and will pay iMart’s stockholders $3,366,000 in cash. The cash is payable in four equal payments of $420,750 on the first business day of each of January 2006, April 2006, July 2006 and October 2006. The remaining $1,683,000 is payable in January 2007. In addition, Smart Online is to pay $780,000 for noncompetition agreements to key personnel of the acquired company in eight equal quarterly installments during the period beginning in January 2006 and ending October in 2007. The cash payments are secured by the net proceeds of customer contracts of iMart, which will limit our ability to use cash derived from iMart revenue in our business until all required cash obligations are paid to iMart shareholders and employees. The former CEO of iMart has contractual rights to continue operate iMart within agreed financial parameters. See “Note 7 of Notes to Financial Statements” for a summary of the iMart acquisition terms.

The effect of the Computility acquisition and the iMart acquisition on the cash resources and needs of Smart Online is not known at this time and will not be known until Smart Online develops a history of operating the acquired entities. However, substantial expenses were incurred in professional fees in connection with these transactions, and it is anticipated that substantial costs will be incurred in integrating the acquired companies into Smart Online. Management believes that the acquisitions will initially result in greater working capital needs as we expect Smart Online will not acquire substantial accounts receivables. Management believes these acquisitions will eventually result in positive cash flow to Smart Online, but the initial effect on Smart Online’s working capital will be negative. The acquisitions present both opportunities and risks for Smart Online. See “Risk Factors” Numbers (13) and (14) for discussion of certain risks associated with the acquisitions.

Accounting Software Acquisition Terms.  During August 2005, Smart Online entered into a software assignment and development agreement with a developer of customized software applications that provides for the assignment and customization of certain accounting software. The initial integration of this product in the OneBizSM Platform was completed in September 2005, with the remainder planned for December 2005.  In connection with this agreement, Smart Online agreed to pay the developer up to $512,500 and issue up to $287,500 worth of Smart Online Common Stock based upon the developer attaining certain milestones.  As of September 30, 2005 the developer had earned and been paid $105,000 ($90,000 in cash and $15,000 of Smart Online Common Stock).

SUMMARY

OneBizSM Platform

Smart Online has made significant improvements to its OneBizSM Platform, including enhancements to its dashboard and adding additional software applications.  We plan to make additional improvements during the fourth quarter of 2005 and the first half of 2006. These enhancements include a combination of internal development, joint development, licensing from other companies, and acquisitions. Our OneBizSM Platform is being released in three versions. The first version was released during the first quarter of 2005. We began offering our primary products, our Start bundle of software applications and our Grow bundle of software applications, as part of the second version of our OneBizSM Platform in November 2005.  At present these bundles are only offered on the Smart Online website, but we may make the bundles available on syndication sites during the remainder of fourth quarter of 2005 and during the first quarter of 2006, if our syndication partners permit. The third version of OneBizSM Platform is planned to be released at the end of the fourth quarter 2005. We plan to integrate certain iMart and Computility products into our OneBizSM Platform products during 2006.   Smart Online is evaluating its development priorities in light of its recent acquisition of Computility and iMart and expects that some previously featured parts of the third version may be modified, delayed, or eliminated in light of new development priorities.  In that regard, the following features contained in the third version, as previously disclosed, may not be released on or before December 31, 2005:   Dashboard, detail drill-down views & capabilities; Dashboard, dynamically update OneBiz functionality based on state of business; HR, professional training (continuing education); Shipping (advanced features); Printing & copying services.

Index

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

During 2004, Smart Online recognized approximately $1.0 million of revenue. In addition, Smart Online had deferred revenue of approximately $722,000 at December 31, 2004. Smart Online recognized revenue totaling approximately $1.3 million in 2003 and approximately $1.4 million in 2002. During 2004, Smart Online entered into several new syndication and integration agreements totaling approximately $1.2 million, including $640,000 of barter transactions. We are planning to substantially increase our advertising and marketing in future years. We have started to enter into new syndication partnerships that target strategic partners for bartering arrangements for advertising and joint marketing programs to take advantage of discounted advertising rates and to provide an opportunity for us to share in the revenue generated by our syndication partners from use of our platform. We began targeting small business media companies during the first quarter of 2004, such as Inc. Magazine, FastCompany Magazine, and Business Week, who have small-business customer bases. Smart Online anticipates the revenue share arrangements with the media companies will enable it to increase web services revenue for both Smart Online and its private label syndication partners as we begin to share in the revenue our partners generate from their websites. We expect to create these arrangements in the future with media companies who offer the ability to reach small-business customers and assist in off-setting Smart Online’s cash expenditures for print and online advertising and marketing. While we intend to derive a majority of our syndication revenue from traditional non-barter transactions, we will evaluate barter transactions on a case-by-case basis when we believe such transactions make economic or strategic sense. Pursuant to the requirements of Emerging Issues Task Force (EITF) No. 93-11, Accounting for Barter Transactions Involving Barter Credits, and EITF 99-13, Accounting for Advertising Barter Transactions, for the year ended December 31, 2004, Smart Online recognized approximately $113,000 of barter revenue.

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

Index

•	Web Services fees - comprised of the following:

o	E-commerce sales directly to end-users:

•	Subscription

•	Multiuser subscription paid by enterprises for their business customers

•	A la carte

•	E-commerce revenue sharing with integration partners

•	OneBizSM Platform

•	Contextual integration (“CI”) advertising fee

o	Hosting and maintenance fees

o	E-commerce Website Design and Build

o	Loan origination fees

o	Online marketing to our syndication/integration partners

o	Marketing fee for loan request through the integrated platform

•	OEM agreements with third-party computer manufacturers for various individual Smart Online applications.

•	Other Revenues - Includes revenues generated from consulting fees and the sale of legacy shrink-wrapped products.

Smart Online also plans to seek new sources of revenue, including the following sources:

•	Technology Platform Licensing Revenue - We plan to seek to generate revenue from licensing our technology platform.

•	Advertising Revenue - We plan to add direct advertising revenue in the future.

During 2004, we entered into several new syndication and integration partnerships with targeted strategic partners, whereby we will receive a percentage of the revenue generated by our partners from their websites. These agreements also included bartering arrangements for advertising and joint marketing programs to take advantage of discounted advertising rates and to provide an opportunity for revenue sharing. These new partnerships mean that our products could be accessed by more than 4 million small business prospects who use the websites of our syndication partners, but we must devise ways to more actively sell to these potential users. Smart Online embarked on this program based on the success of the revenue share strategy, illustrated by Google, Overture Services, and CareerBuilder, where media companies provide these services to their customers to increase revenue for both companies. Smart Online began targeting small business media companies during the first quarter of 2004, such as Inc. Magazine, FastCompany Magazine, and Business Week, who have small business customer bases. We estimate our revenue share arrangements with the media companies will enable us to increase web services revenue for both Smart Online and our private label syndication partners while creating an advantage over potential competitors. Smart Online expects to create certain types of these arrangements in the future with media companies who offer the ability to reach small business customers and will assist in off-setting Smart Online’s outlay of cash for more costly print and online advertising and marketing. While we intend to derive a majority of our syndication revenue from traditional non-barter transactions, we will evaluate barter transactions on a case-by-case basis when we believe such transactions make economic or strategic sense. During 2004 Smart Online signed syndication contracts with Inc. Magazine, FastCompany Magazine, and Business Week. In addition we have embarked on a telesales effort to up sell current users to additional Smart Online services and to bring former users back to Smart Online.

Index

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of the fee from integration is received upfront. Our contract and support contracts are noncancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our paying customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. Online marketing, which consists of marketing services provided to our integration and syndication partners have in the past generated additional revenue. In addition, certain users have requested that Smart Online implement online marketing initiatives for them, such as promoting their products through Google or Overture Services. Online marketing has not been a material source of past revenue. We intend to see an increase in the level of online marketing services in the future.

Web Services revenues are comprised of e-commerce sales directly to end-users, hosting and maintenance fees, e-commerce website design fees and online loan origination fees. E-commerce sales are made either on a subscription or a la carte basis. Subscriptions, which include access to most Smart Online offerings, are payable in advance on a monthly basis and are targeted at small companies or divisions of large companies. We will seek to grow our revenue, including monthly subscription volume, substantially over the next 24 months as new versions of Smart Online’s platforms (OneBizSM Platform) are released. We do not expect to report significant subscription revenues until 2006, because we need time to market and to invest more on marketing and sales before significant revenue is generated. Historically, most of our users have been given free use of our products for extended time periods. We recently changed that policy to a limited 30-day free use period, after which we terminate access for users who fail to become paid subscribers. Our monthly subscription fees will be in the range of $29.95 to $49.95 for bundles of software applications (depending on the number of subscriber personnel using our software) for new subscribers direct through www.smartonline.com after a free trial period. We expect lower fees from subscribers at the private label syndication websites of our partners. Currently, most of our syndication agreements call for us to receive 50% of revenue generated. We began to offer our Start bundle of software applications and our Grow bundle of software applications on November 4, 2005 on our own website, and we may add these bundles to the websites of our syndication partners during the remainder of fourth quarter of 2005 and the first quarter of 2006, if our syndication partners permit us to change their websites.  A la carte pricing, which allows customers to purchase one-time use of a specific software or content service, ranges from $10 to $300, which can include third-party charges when applicable, such as state and federal fees associated with incorporating a business or additional fees associated with having a press release written and revised. We also recently began to offer to our syndication partners value discounts for pre-paid subscriptions, which they can either resell or contribute to their small business customers. The changes to our subscription policies are too recent for us to determine how they will affect our revenues.

Additionally, Smart Online receives a portion of third-party sales of products and services through revenue sharing arrangements, which involves a split of realized revenues. Hosting and maintenance fees are charged for supporting and maintaining the private-label portal and providing customer and technical support directly to our syndication partner’s users and are recognized on a monthly basis. E-commerce website design fees which are charged for building and maintaining corporate websites or to add the capability for e-commerce transactions, are recognized over the life of the project. We have discontinued our third-party arrangement for online web design. We expect to resume this service after a new partner is under contract. Online loan origination fees are charged to provide users online financing option by which Smart Online receives payments for loan or credit provided. We intend to become more aggressive about promoting this product offering in the future.

Revenues from OEM arrangements are reported and paid to Smart Online on a quarterly basis and are subject to certain contractual minimum volumes.

Other revenues consist primarily of traditional shrink-wrap sales, which are not a core revenue source for Smart Online. We expect that consulting fees, which in the past have generated significant revenues, will not be a material revenue source in the future.

Revenue From Related Parties

Approximately 32.9%, 27.2%, and 9.2% of total revenues for the years ended December 31, 2004, 2003, and 2002, respectively, were from a single customer, Smart IL Ltd. (“SIL”), formerly known as Smart Revenue Europe Ltd., an Israel based software company that specialized in secured instant messaging products. During March 2004 SIL ceased further development of its technology and laid-off all employees after SIL completed development of, and delivered to us, its instant messenger product. SIL is currently seeking to license or sell its technology, however, we do not expect to receive substantial revenue from SIL in the future. SIL is owned by Doron Roethler, a shareholder of Smart Online.

On August 13, 2002, Smart Online entered into an integration agreement with SIL to incorporate its products into Smart Online’s platform. As part of this agreement, SIL paid $300,000 for such integration, and the parties agreed to share future revenues generated from the sales of the products. On August 30, 2002, the parties signed an amendment to the original agreement, in order for Smart Online to provide SIL certain co-development services, which includes instant messenger and video conferencing. In exchange, SIL paid Smart Online an additional $300,000. The parties further agreed that the products developed as a result of both companies’ efforts

Index

would be owned by both parties. On April 30, 2003, Smart Online and SIL signed a new amendment and restated the integration program agreement. According to this new amendment and restated agreement, Smart Online agreed to fund the future development of the products. In exchange SIL agreed to limit future amounts payable by Smart Online under the original share revenue agreement to $1.7 million. This cap on revenue sharing was removed by amendment on October 29, 2003.

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

The following is a summary of related party revenues for the nine months ended September 30, 2005 and 2004 (unaudited), and for the years ended December 31, 2004, 2003 and 2002.

	Nine Months Ended SEPTEMBER 30, 2005 (unaudited)	Nine Months Ended SEPTEMBER 30, 2004 (unaudited)	Year Ended DECEMBER 31, 2004	Year Ended DECEMBER 31, 2003	Year Ended DECEMBER 31, 2002

Smart II, Ltd. ("SIL"), formerly known as Smart Revenue Europe Ltd. - Integration fees	$-	$247,538	$330,050	$342,857	$128,571

Parson and Shearson, Inc. - Consulting Services	-	-	-	150,000	-

Small Business Lending Institute Consulting Services	-	-	-	20,200	-
Total Related Party Revenues	$-	$247,538	$330,050	$513,057	$-

Accordingly, approximately 32.9% of year 2004 and 40.7% of year 2003 total revenue were derived from related parties. Smart Online expects revenue from related parties will not continue to be a significant part of Smart Online’s revenue. If Smart Online fails to replace revenue from related parties with revenue from unrelated parties, Smart Online’s revenue will decrease.

Index

Cost of Revenues

Cost of Revenues. Historically, Smart Online has not capitalized, and subsequently amortized as a component of cost of revenues, any costs associated with the development of its products and platform. SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Smart Online’s product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. Cost of revenues is comprised primarily of salaries and related employee expenses associated with employees who provide maintenance and support services. Additionally, during 2002 and a portion of 2003 cost of revenues included third-party website hosting fees.

During the third quarter of 2005, Smart Online acquire certain rights to an accounting software application that is currently being integrated with the Company’s OneBizSM Platform. During the third quarter of 2005, Smart Online capitalized $110,000 of costs associated with this acquired software. These capitalized costs will be amortized into cost of revenues over the expected useful life of the software commencing in the fourth quarter of 2005.

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

Research and Development. We have historically focused our research and development activities on increasing the functionality and enhancing the ease of use of our on-demand application service. Because of our proprietary, scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase substantially in absolute dollars as we upgrade and extend our service offerings and develop new technologies. We expect this to be particularly true during 2004 and 2005 as we incur expenses to develop our next generation OneBizSM Platform and during 2006 as we integrate the products we acquired from recent acquisitions onto our platform.

Marketing and Sales. During 2002, 2003, and 2004, Smart Online spent limited funds on marketing, advertising, and public relations. During the first two quarters of 2005, Smart Online incurred marketing and selling expenses of approximately $290,000 per quarter.  During the third quarter, marketing and sales expenses increased by approximately 30% as compared to the second quarter.  We expect these expenditures to increase significantly during the remainder of 2005 as we launch and begin marketing our latest version of the OneBizSM Platform.  We expect this trend to continue into 2006 and beyond as we strive to grow our revenue. Smart Online has also embarked on an effort to develop programs where media companies provide Smart Online’s Private Label Syndication services to their small business end users. Smart Online began targeting small business media companies in the first quarter of 2004, such as Inc. Magazine, FastCompany Magazine, and Business Week, who have small business customer bases. The strategy has been to implement Private Label Syndication platforms in exchange for advertising and joint marketing programs with these companies. Smart Online estimates the revenue capabilities from its back-end revenue share arrangements with these contracts will enable it to increase web services revenue for both Smart Online and its partners beginning during the fourth quarter of 2005, although substantial revenue increases over the twenty-four month period after we release our new product are expected to occur only after we have sufficient time to sell our new product and after we invest substantially greater amounts in marketing and sales. Smart Online expects to create certain types of these arrangements in the future with media companies who offer the ability to reach small business customers and will assist in off-setting Smart Online’s outlay of cash for print and online advertising and marketing while providing reduced advertising prices. Media companies are requesting such services to assist in driving additional revenue.

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

General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, human resources, and management information systems personnel, professional fees, and other corporate expenses, including facilities costs. General and administrative expenses have increased and will continue to increase as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company.

Index

Stock-Based Expenses. Our operating expenses include stock-based expenses related to options and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. In addition, in connection with the issuance of 1,273,000 shares of our Common Stock in exchange for investor relations services, including 1,250,000 of which were issued in the fourth quarter of 2005, we expect to incur non-cash expenses equal to the market value of the shares.

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

Revenue Recognition- We recognize revenue in accordance with accounting standards for software and service companies including the United States Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”), Emerging Issues Task Force Issue No. 00-2, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”),and related interpretations including American Institute of Certified Public Accountants (“AICPA”) Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies, which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

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

Syndication fees consist primarily of fees charged to syndication partners to create and maintain a customized private-label site and ongoing support, maintenance and customer service. Our syndication agreements typically include an advance fee and monthly hosting fees. We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded as accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line. In general, we collect our billings in advance of the service period. Our hosting fees are typically billed on a monthly basis. We

Index

continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations. At present, Smart Online has insufficient historical data to determine if the relationship with its existing customers will extend beyond the initial term with the customer continuing to benefit from the advance fee. If Smart Online determines that existing and/or future contracts are expected to extend beyond the initial term whereby the customer continuing to benefit from the advance fee, Smart Online will extend the revenue recognition period accordingly to include the extended term. Our syndication contracts and support contracts typically provide for early termination only upon a material breach by either party that is not cured in a timely manner. If a contract terminates earlier than its term, we recognize the remaining deferred revenue upon termination. Based on that experience, it is possible that, in the future, the estimates of expected duration of customer contract lives may change and, in such event, the period over which such syndication revenues are amortized will be adjusted. Any such change in specified contract lives will affect our future results of operations. Additionally, the syndication contracts typically include revenue sharing arrangements whereby syndication partners typically charge their customers a monthly fee to access the private-label site. In most cases, the syndication agreements provide for Smart Online to receive a percentage of these fees. Fees derived from such revenue sharing arrangements are recorded when earned. To date, such revenue sharing fees have been negligible.

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

Web Services revenues are comprised of e-commerce sales directly to end-users, hosting and maintenance fees, e-commerce website design fees and online loan origination fees. E-commerce sales are made either on a subscription or a la carte basis. Subscription, which provides users with access to most of our products is payable in advance on a monthly basis and is targeted at small companies or small divisions of large companies. We will seek to grow our monthly subscription volume substantially over the 24 months after new versions of Smart Online’s platforms (OneBizSM Platform) are released. Historically, most of our users have been given free use of our products for extended time periods. We recently changed that policy to a limited 30-day free use period, after which we terminate access for users who fail to become paid subscribers. We do not expect to report significant subscription revenue until 2006, because we need time to market and invest more in marketing and sales. Our monthly subscription fees will be typically in the range of $29.95 to $49.95 for bundles of software applications (depending on the number of subscriber personnel using our software) for new subscribers at www.smartonline.com, although until recently we have given free access to our web services to most users. We expect lower fees from subscribers at the private label syndication websites of our partners. Currently, most of our syndication agreements call for us to receive 50% of revenue generated. On November 4, 2005, we began to offer our Start bundle of software applications and our Grow bundle of software applications on our own website, and we may add these bundles to the websites of our syndication partners during the remainder of fourth quarter of 2005 and the first quarter of 2006, if our syndication partners permit us to change their websites. A la carte pricing, which allows customers to purchase one-time use of a specific software or content service, ranges from $10 to $300, which includes third-party charges when applicable, such as state and federal fees associated with incorporating a business or additional fees associated with having a press release written and revised. We also recently began to offer to our syndication partners value discounts for pre-paid subscriptions, which they can either resell or contribute to their small business customers. Our changes to our subscription policies are too recent for us to determine how they will affect our revenues.

Index

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

Barter Transactions- Barter revenue relates to syndication and integration services provided by Smart Online to business customers in exchange for advertising in the customers’ trade magazines and on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged. Smart Online applies APB 29, Accounting for Non-Monetary Transactions, the provisions of EITF 93-11, Accounting for Advertising Barter Transactions Involving Barter Credits and EITF 99-13, Accounting for Advertising and Barter Transactions and, accordingly, recognizes barter revenues only to the extent that Smart Online has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. To date the amount of barter revenue to be recognized has been more objectively determinable based on integration and syndication services provided. For revenue from integration and syndication services provided for cash to be considered similar to the integration and syndication services provided in barter transactions, the services rendered must have been in the same media and similar term as the barter transaction. Further, the quantity or volume of integration or syndication revenue recorded in a qualifying past cash transaction can only evidence the fair value of an equivalent quantity or volume of integration or syndication revenue recorded in subsequent barter transactions. In other words, a past cash transaction can only support the recognition of revenue on integration and syndication contracts barter transactions up to the dollar amount of the cash transactions. When the cash transaction has been used to support an equivalent quantity and dollar amount of barter revenue, that transaction cannot serve as evidence of fair value for any other barter transaction. Once the value of the barter revenue has been determined, Smart Online follows the same revenue recognition principles as it applies to cash transactions with unearned revenues being deferred as described more fully under the caption “Revenue Recognition” above. At the time the barter revenue is recorded, an offsetting pre-paid barter advertising asset is recorded on Smart Online’s balance sheet. This pre-paid barter advertising asset is amortized to expense as advertising services are received such as when an advertisement runs in a magazine. Where more than one deliverable exists, such as when the barter partner is to provide advertising in four issues of a magazine, the expense is recognized pro-rata as the advertising deliverable is provided. Barter revenues totaled approximately $346,000 and $40,000, for the nine months ended June 30, 2005 and 2004, respectively. Barter revenues totaled approximately $113,000 for the year ended December 31, 2004.  Smart Online did not have any barter transactions for the years ended December 31, 2003 and 2002.

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

Index

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

Impact of Acquisitions - As more fully described under “Liquidity and Capital Resources - Recent Developments”, during October 2005, Smart Online acquired substantially all of the assets of Computility, Inc. and acquired all the stock of iMart Incorporated. Below is a summary of the major sources of income for these entities and a summary of the related revenue recognition practices.

Computility’s revenues are primarily derived from subscription fees, consulting revenue, and product sales.

Computility’s Subscription Revenue - Fees for services that are charged to customers monthly, under fixed-length subscription contracts. These contracts are typically three-year contracts, which provide enumerated services or access to Computility’s web-based products in exchange for a monthly subscription payment. The contract and support contracts are noncancelable, though they typically provide for early termination upon a material breach by either party that is not cured in a timely manner. Customers are generally invoiced monthly on the first of the month, and the typical payment terms provide that customers pay by automatic ACH withdrawal by the fifteenth of each month. Revenue is recognized monthly when the customers are invoiced for their monthly subscribed services.

Consulting Revenue - Fees for services to customers that are not covered by the subscription contract. Customers are billed for these services on an hourly basis, and Computility recognizes this consulting revenue at the time the customer is invoiced for the services.

Product Sales - Represents computer hardware and software that is sold to customers not under a subscription contract. Revenue is recognized at the time that the product is delivered and/or installed and the customer is invoiced for the product.

iMart’s revenues are primarily derived from subscription fees and professional services.

iMart Subscription Fees - Subscription based domain registration fees charged to end-users for registration services are recognized on a straight-line basis over the registration term, using a mid-month revenue recognition convention which does not materially differ from the use of a daily recognition method. Accordingly, domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period. A majority of end-user subscribers pay for services with credit cards for which the iMart receives remittances from the credit card associations, generally within two business days after the sale transaction is processed.

iMart Professional Services - Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, consulting revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. The majority of iMart’s consulting contracts are on a time and material basis. Training revenues are recognized after the services are performed.

Index

In determining whether the consulting services can be accounted for separately from subscription and support revenues, iMart considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists of the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.

The operating results reported below do not include any operating results from Computility or iMart, which acquisitions occurred during October 2005.

Overview of Results of Operations for the Quarters Ended September 30, 2005 and 2004

Revenue totaled $344,692 for the third quarter of 2005 as compared to $237,544 for the third quarter of 2004. These revenues reflect a 171 percent increase in integration revenues and a 105 percent increase in syndication revenues. During the third quarter of 2005, no revenues were derived from related parties as compared to $82,513 for the comparable 2004 period. Gross margin improved from $178,721, or 75.2 percent of revenues, during the 2004 period to $318,892, or 92.5 percent of revenues, for the 2005 period primarily as a result of a decrease in the number of staff assigned to the customer support function.

Operating expenses increased from $1,254,341 during the third quarter of 2004 to $2,507,354 for the third quarter of 2005. As discussed below, the principal factors resulting in the increase in operating expense were (1) an increase of approximately $437,074 of consulting expenses, (2) an increase of approximately $40,286 in travel related expenses, (3) the inclusion of $539,051 of expenses associated with investors relations activities, (4) the hiring of additional sales staff and referral fees paid to our integration and syndication partners, and (5) additional programming, database management, quality assurance, and project management resources in the development function to support the on-going development of our OneBizSMPlatform.

Net loss increased from $1,083,023 in the third quarter of 2004 to $2,180,856 in the third quarter of 2005. The above net loss equated to a loss per share of $0.17 during the third quarter of 2005 and a loss per share of $0.12 during the third quarter of 2004 based on 12,832,365 and 11,089,101 weighted average shares outstanding, respectively.

Overview of Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Revenue totaled $1,004,046 for the first nine months of 2005 as compared to $723,118 for the first nine months of 2004. These revenues reflect a 118 percent increase in integration revenues and a 167 percent increase in syndication revenues. During the first nine months of 2005, no revenues were derived from related parties as compared to $247,538 for the comparable 2004 period. Gross margin improved from $563,868, or 78 percent of revenues, during the 2004 period to $924,608, or 92 percent of revenues, for the 2005 primarily as a result of a decrease in stock based consulting expenses and a reduction in the number of staff assigned to the customer support function. During the second quarter of 2005, one integration agreement was cancelled resulting in the recognition of $41,250 of revenue that would otherwise have been recognized during the third quarter of 2005.

Operating expenses increased from $2,866,500 during the first nine months of 2004 to $4,834,860 for the first nine months of 2005. As discussed below, the principal factors resulting in the increase in operating expense were (1) an increase of approximately $507,009 of consulting expenses associated with certain Investor Relations consulting agreements, an increase of approximately $76,643 in travel related expenses, the inclusion of $713,000 expense associated with marking a consultants warrants to market, and an inclusion $556,047 of expenses associated with allocating Investment Relations expenses, (2) the hiring of additional sales staff, the use of consultants to assist in the development and implementation of our sales strategy, and referral fees paid to our integration and syndication partners, and (3) additional programming, database management, quality assurance, and project management resources in the development function to support the on-going development of our OneBizSM Platform.

Net loss increased from $2,375,238 in the first nine months of 2004 to $3,335,817 in the first nine months of 2005. This net loss equated to a loss per share of $0.27 during the first nine months of 2005 and a loss per share of $0.72 during the first nine months of 2004 based on 12,353,443 and 11,089,101 weighted average shares outstanding, respectively.

The following tables set forth selected statements of operations data for each of the periods indicated.

Index

Revenues

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
REVENUES:
Integration fees	$203,542	$75,152	$585,262	$268,902
Syndication fees	103,602	50,630	299,244	111,872
OEM revenue	12,000	13,750	36,000	42,186
Web services	24,686	14,661	65,576	49,651
Other revenues	862	839	17,964	2,969
Related party revenues	-	82,513	-	247,538
Total revenues	$344,692	$237,545	$1,004,046	$723,118

Three Months Ended September 30, 2005 and 2004

Revenues totaled $344,692 for the third quarter of 2005 compared to $237,545 for the third quarter 2004 representing an increase of $107,147 or 45.1 percent.

During fiscal 2004 Smart Online focused our sales efforts on entering into integration and syndication agreements with third parties who have significant small-business customer bases as we prepared for the launch of our OneBizSM Platform during 2005. During the second half of 2005, Smart Online shifted its sales emphasis from signing additional integration and syndication agreements to preparing for the launch of its second and third versions of our OneBizSM Platform. In connection with the rollout of the new OneBizSM Platform offerings, Smart Online has begun offering potential partners volume discounted packages for subscription services for resale or other transfers to small businesses in addition to our traditional syndication opportunities. Smart Online has not signed any integration or syndication partners since early in the second quarter and has not signed any agreement for any partners to purchase volume discounted packages of subscription services. As more fully described under “Significant Accounting Policies”, Smart Online recognizes revenue from syndication and integration agreements over the expected service period of the related agreement.

During the third quarter of 2005, the Company gave notice of termination, effective October 2005, to one of its existing integration partners. As a result of this termination, Smart Online will recognize $37,500 in revenue during the fourth quarter of 2005 approximately $9,000 of which otherwise would have been recognized in 2006 had the agreement not terminated.

Substantially all of the integration and syndication revenue for the quarter ended September 30, 2005, was derived from five integration partners and three syndication partners.

Substantially all the integration and syndication revenue for the quarter ended September 30, 2004, was derived from six integration partners and four syndication partners.

Integration revenues for the third quarter of 2005 totaled $203,542 as compared to $75,152 for the same period in 2004 representing an increase of $128,390 or approximately 170%. Approximately 92.4% of the 2005 integration revenues were from three integration agreements each of which accounted for greater than 10% of total third quarter revenues

Syndication revenues for the third quarter of 2005 totaled $103,602 as compared to $50,630 for the same period in 2004 representing an increase of $52,972 or 105%. The 2005 revenues were derived from three syndication agreements one of which accounted for greater than 10% of total second quarter revenues.

Included in the above noted 2005 and 2004 integration and syndication revenues was $77,977 and $31,727 of revenue derived from barter transactions, respectively.

Web services and other revenues increased by $10,025 in the third quarter 2005 as compared to the same period in 2004.

Smart Online did not derive any revenue from related parties during the third quarter of 2005. During the third quarter of 2004, revenues from related parties accounted for $82,513, or 35%, of total revenue. Management does not expect related party revenues to be a significant source of income going forward.

Index

Nine Months Ended September 30, 2005 and 2004

Total revenues were $1,004,046 for the nine months ended September 30, 2005 compared to $723,118 for the nine months ended September 30, 2004 representing an increase of $280,927 or 39.0 percent.

Integration revenues for the nine months ended September 30, 2005 totaled $585,262 as compared to $268,902 for the same period in 2004 representing an increase of $68,822 or 13%. Approximately 43% of the 2005 integration revenues were from two integration agreements each of which accounted for greater than 10% of total first half 2005 revenues.

Syndication revenues for the nine months ended September 30, 2005 totaled $299,244 as compared to $111,872 for the same period in 2004 representing an increase of $187,372 or 167%. All of the 2005 revenues were from three syndication agreements each of which accounted for greater than 10% of total first half revenues.

Included in the above noted 2005 and 2004 integration and syndication revenues was $346,119 and $40,060 of revenue derived from barter transactions, respectively.

Web services revenue and other revenues increased by $15,925 and $14,995, respectively, for the nine months ended September 30, 2005 as compared to the same 2004 period.

Smart Online did not derive any revenue from related parties during the first nine months of 2005. During the first nine months of 2004, revenues from related parties accounted for $247,538, or 34%, of total revenue. Management does not expect related party revenues to be a significant source of income going forward.

Cost of Revenues

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Cost of Revenues	$25,800	$58,823	$79,438	$159,250

Three months ended September 30, 2005 and 2004

Cost of revenues is comprised primarily of salaries and the cost of an external hosting facility associated with maintaining and supporting integration and syndication partners. Cost of revenues decreased 56% from $58,823 in the third quarter 2004 to $25,800 in the third quarter of 2005 primarily due to lower compensation expense. Compensation expense for the third quarter of 2005 was approximately 82% lower than the comparable 2004 period as internal resources were reallocated to better match developments, sales, and customer support needs. Cost of revenues is expected to increase in future periods commensurate with growth in integration and syndication partners and as users are added following the 2005 release of our OneBizSM Platform. Additionally, Smart Online incurred approximately $12,077 of external hosting expense during the third quarter of 2005 as compared to $3,541 for the same period in 2004. During the third quarter of 2004, Smart Online migrated certain of its hosting services from its in-house operations to a third party that has a global reach and provides superior data hosting, data access, security, and back-up capabilities.

Nine Months Ended September 30, 2005 and 2004

Cost of revenues decreased 50% from $159,250 in the nine months ended September 30, 2004 to $79,438 in the nine months ended September 30, 2005 primarily due to lower compensation expense. As noted above in the discussion of third quarter results, compensation expense included in cost of revenues decreased by approximately 82% as internal resources were reallocated to better match development, sales, and customer support needs.

Index

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
OPERATING EXPENSES:
General and administrative	$1,761,376	$964,614	$3,004,574	$2,007,121
Sales and marketing	374,841	161,052	957,519	438,683
Development	371,137	128,675	872,767	420,696

Total operating expenses	$2,507,354	$1,254,341	$4,834,860	$2,866,500

Three months ended September 30, 2005 and 2004

General and Administrative - General and administrative expenses increased by $796,762 from $969,614 in the third quarter of 2004 to $1,761,376 in the same period of 2005 primarily as a result of the inclusion of $539,051 of additional expense associated with certain allocation of expenses with certain Investor Relations agreements. Other factors contributing to the increase in general and administrative expenses include an increase of approximately $437,074 in consulting expenses, an increase of approximately $40,286 in travel related expenses. These increases were offset in part by a decrease of approximately $77,631 in legal and professional fees. The increase in consulting fees is attributable to fees to various consultants engaged by the company to assist with public relations, investor relations, financing, and strategic planning. The increase in travel related expenses is primarily related to an increase in travel associated with investor relations and presentations to investor prospects.

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

Sales and Marketing - Sales and marketing increased from $161,052 the third quarter of 2004 to $374,841 in the third quarter of 2005, an increase of approximately $213,789. This increase in sales and marketing expense was primarily attributable to the hiring of additional sales personnel and higher recruiting and travel expenses associated with these new hires, the engagement of consultants, and fees due to integration and syndication partners for driving subscribers to our site. During the third quarter of 2005, Smart Online added three new sales people, including a Vice President of Marketing, and placed three temporary workers, with an expense of $17,562, to assist with the roll out of the OneBizSM Platform product. Additionally, during the quarter Smart Online engaged the services of consultants to assist with the development and implementation of its sales and marketing strategy and to assist the company with syndication and integration prospects. During October 2005, Smart Online also hired a Vice President of Sales. These additional sales resources will result in higher salary related expense in the last quarters of 2005. The 2005 period also includes approximately $4808 of fees paid to integration and syndication partners, which fees are based on percentages of the subscription and ala carte revenue we generated from customers referred by our integration and syndication partners.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. We plan to invest heavily in marketing and sales by increasing the number of direct sales personnel, including 5 to 10 people during the fourth quarter of 2005, expanding our selling and marketing activities and building brand awareness. This increase is being timed to coincide with the release of the second version the OneBizSM Platform in November 2005.

Development - Development expense increased from $128,675 in the third quarter of 2004 to $371,137 in the third quarter of 2005. The increase in development expenses was primarily attributable to the hiring of additional programming, database management, quality assurance, and project management resources to support the on-going development of the OneBizSM Platform.

Smart Online expects development expenses to increase by approximately $200,000 during the fourth quarter of 2005 as compared to the third quarter of 2005 as a result of anticipated hiring of additional development, database management, and project management resources including development staff acquired in the Computility and iMart acquisitions.

As previously noted, during the third quarter of 2005, Smart Online acquired rights to certain customized accounting software.  Had Smart Online not acquired this software, development expense during the third and fourth quarters of 2005 would be higher.

Index

Nine Months Ended September 30, 2005 and 2004

General and Administrative - General and administrative expenses increased by $997,453 from $2,007,121 for the nine months ended September 30, 2004 to $3,004,574 for the same period of 2005. As noted in the discussion of third quarter results, this increase was primarily as a result of the inclusion of $556,047 of additional expense associated with certain investor relation activities. Other factors contributing to the increase in general and administrative expenses include an increase of approximately $507,009 in consulting expenses and an increase of approximately $76,643 in travel related expenses. These increases were offset in part by a decrease of approximately $123,130 in legal and professional fees. The increase in consulting fees is attributable to fees to various consultants engaged by the company to assist with public relations, investor relations, financing, and strategic planning. The increase in travel related expenses is primarily related to an increase in travel associated with investor relations and presentations to investor prospects.

Sales and Marketing - Sales and marketing increased from $438,683 in the nine months ended September 30, 2004 to $957,519 in the nine months ended September 30, 2005, an increase of approximately $518,836. The first half 2005 increase was primarily attributable to increased advertising, consulting fees, and additional sales staff. The increase in advertising expense is primarily attributable to barter advertising expense, which increased by approximately $140,000 during the first nine months of 2005, as compared to the first nine months of 2004. Consulting fees increased by approximately $85,307 due to the engagement of consultants to assist the company with its development and implementation of its sales and marketing strategy and to assist the company with syndication and integration prospects. Staff related expenses, including new hires, compensation adjustments, and recruiting expenses, increased approximately $137,864 for the nine months ended September 30, 2005 as compared to the comparable 2004 period. These sales hires will increase the salary related expenses in the last two quarters of 2005.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. We plan to invest heavily in marketing and sales by increasing the number of direct sales personnel, including 5 to 10 people during the fourth quarter of 2005, expanding our selling and marketing activities and building brand awareness. This increase is being timed to coincide with the release of the second version of the OneBizSM Platform in November 2005.

Development - Development expense increased from $420,696 in the nine months ended September 30, 2004 to $872,767 in the nine months ended September 30, 2005. This increase is primarily the result of Smart Online adding additional programming, database management, quality assurance, and project management resources to support the on-going development of the OneBizSM Platform.

Smart Online expects development expenses in the fourth quarter of 2005 to be significantly higher as compared to the same period in 2004 as a result of additional development, database management, and project management resources and the impact of the recent acquisitions.

Other Income (Expense)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
OTHER INCOME (EXPENSE):
Interest income (expense), net	$7,606	$(7,404)	$17,801	$(122,001)
Gain on debt forgiveness	-	-	556,634	49,395

Total other income (expense)	$7,606	$(7,404)	$574,435	$(72,606)

Three months end September 30, 2005 and 2004

Smart Online earned net interest income of $7,606 during the third quarter of 2005 and incurred net interest expense of $7,404 for the third quarter of 2004.

Nine Months Ended September 30, 2005 and 2004

Smart Online had net interest income of $17,801 for the first nine months of 2005 as compared to net interest expense of $122,001 for the comparable 2004 period. The 2004 interest expense amounts included $75,000 of interest related to the issuance of 150,000 shares of common stock to a relative of one of Smart Online’s officers in consideration for extending the term of a loan and loaning additional funds to the corporation. The remainder of the 2004 interest expense is primarily attributable to interest due on deferred compensation owed to officers of Smart Online and interest related to unpaid payroll tax obligations. Both the deferred compensation and income tax obligations were relieved during the first quarter of 2005. Therefore, management expects that interest expense will continue to be significantly lower for the remainder of 2005.

Index

During the first nine months of 2005, Smart Online realized gains of $556,634 as compared to $49,395 during the first nine months of 2004, from negotiated and contractual releases of outstanding liabilities. The gains from debt forgiveness resulted from unrelated third parties. The gain during first nine months of 2005 resulted primarily from a settlement of Internal Revenue Service claims for penalty and interest. During the first nine months of 2004, the gain resulted primarily from trade creditors who had performed services for Smart Online, agreeing to accept as payment in full a lesser amount than the stated liability in consideration for timely payment of the negotiated settlement. Smart Online does not expect gains from debt forgiveness to be material in future periods.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first nine months of 2005 or fiscal 2004 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. Smart Online has approximately $30,000,000 in net operating loss carryforwards, which may be utilized to offset future taxable income.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

At September 30, 2005, our principal sources of liquidity were cash and cash equivalents totaling $3,959,300 and accounts receivable of $49,906. We do not have a bank line of credit.

At September 30, 2005, we had working capital of approximately $3.5 million. As a result of the 2005 cash infusion from the stock sales described below, payment of the deferred compensation and accrued interest, settlement of various claims and lawsuits, and based upon current cash-on-hand and contracts signed to date, management of Smart Online believes the Company has funds sufficient working capital to fund operations through April 2006. Management is actively evaluating additional financing options through existing and new shareholders for 2006, signing additional syndication partners, signing additional integration partners, and growing its base of subscription customers. Our working capital is not sufficient to fund our operations beyond April 2006, unless we substantially increase our revenue, limit expenses or raise substantial additional capital.

Sales of Securities. Our primary source of liquidity during 2004 and the first nine months of 2005 was from the sale of our securities. Restrictions on resale of over nine million shares of our Common Stock began to terminate on October 1, 2005 resulting in increased volume of resales. The release of additional restrictions may adversely affect the market value of our Common Stock and may make it more difficult to raise capital.  See “Risk Factor” Number (53) for information about lock-up agreements and other restrictions on resale.  During the first nine months of 2005, Smart Online generated net cash from financing activities, including the sales of common stock, of approximately $8.2 million. During the same period Smart Online consumed approximately $4.6 million of cash in operations, including payment of $1,126,485 related to outstanding payroll tax liabilities.

During the third quarter of 2005, Smart Online sold 786,642 shares of its common stock to investors for a price of $5.50 per share resulting in gross proceeds of $4,326,531. Smart Online incurred issuance costs totaling $232,425 related to these stock sales. Additionally, in connection with these offerings, Smart Online entered into Registration Rights Agreements with these shareholders under which Smart Online has agreed to filed with the SEC a registration statement on Form S-1 to register the shares sold in the offering; we expect to file the Form S-1 prior to November 30, 2005.

Also during the third quarter of 2005, holders of warrants to purchase 355,428 shares of Common Stock exercised their warrants, including 28,472 shares issued as a result of a cashless warrant exercise, resulting in gross proceeds to Smart Online of $1,175,998. Smart Online incurred issuance costs totaling $108,100 related to these warrant exercises.  The warrants had exercise prices that ranged from $1.30 to $5.00 per share.

During the first nine months of 2005, Smart Online raised a total of $8.2 million proceeds, net of stock issuance costs of $630,525, from the sale of additional shares of Common Stock and the exercise of warrants to purchase shares of Common Stock. Approximately $1.1 million of the proceeds were used in the first quarter of 2005 to pay deferred compensation to our officers and related accrued interest amounts. Additionally, during February 2005, Smart Online reached a settlement with the Internal Revenue Service, paid $26,100, surrendered all credits and refunds for 2005 or earlier tax periods, and agreed to remain in compliance with all federal tax obligations for a term of five years to resolve all outstanding federal tax issues.

Index

Deferred Revenue. At September 30, 2005 Smart Online had deferred revenue totaling $361,722, net of offsetting amounts receivable. Deferred revenue represents amounts collected in advance of the revenue being recognized. Based upon current conditions, Smart Online expects that approximately 60% of this amount will be recognized during the fourth quarter of 2005 with the remainder expected to be recognized during 2006.

Investor Relations Expenses.  In October 2005 Smart Online entered into agreements with two foreign firms to provide investor relations services. In connection with these agreements, Smart Online paid each of the investor relations firms $250,000 and issued each of the firms 625,000 shares of our Common Stock. In addition to recording the $500,000 of investor relations expenses for the cash portion of the investor relations fee, we expect to incur non-cash expenses equal to the fair market value of the shares.

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

Recent Developments. During August 2005, Smart Online entered into a software assignment and development agreement with the developer of a customized accounting software application that provides for the assignment and customization of certain accounting application software. The initial integration of this product into the OneBizSM Platform was completed in September 2005 with the remainder planned for December 2005. In connection with this agreement, Smart Online agreed to pay the developer up to $512,500 and issue up to $287,500 worth of Smart Online Common Stock based upon the developer attaining certain milestones. As of September 30, 2005, Smart Online the developer had earned and been paid $105,000 ($90,000 in cash and $15,000 of company stock). In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, Smart Online has capitalized these costs. The remaining portion of the software assignment and development fees is expected to be earned and payable during the fourth quarter of 2005 and the first quarter of 2006.

During October 2005, Smart Online acquired substantially all of the assets of Computility, Inc., a privately held developer and distributor of customer relationship management software based in Des Moines, Iowa. In consideration for the purchased assets, Smart Online issued the seller 484,213 shares of our Common Stock and assumed certain liabilities of Computility totaling approximately $1.9 million. In addition two key employees of Computility can earn up to a total of $91,800 each over and above their base compensation during the fifteen months ended December 31, 2006, if certain performance goals are achieved. Historically, Computility derived substantially all of its revenue from software and hardware subscription agreements which typically have 3-year terms with substantial penalties for early termination. Until the date of the acquisition, Computility factored substantially all of its subscription agreements and received approximately 65% of the expected cash flow from the subscription period upfront and used the cash to fund on-going operations. As a result of the factor arrangements, Smart Online will be required to provide services to the customers, but will only receive approximately 35% of the corresponding customer payments As a result of factoring activity of Computility, and based on contracts signed as of the date of acquisition, management expects that the acquisition will result in an approximate $100,000 monthly increase in cash expenditures for the remainder of 2005 and begin to decrease modestly throughout 2006.

Also during October 2005, Smart Online acquired all the stock of iMart Incorporated, a privately held developer and distributor of multi-channel e-commerce systems based in the Great Lakes region of the United States. Smart Online will pay iMart’s stockholders $3,366,000 in cash and 205,767 shares of our Common Stock. The cash is payable in four equal payments of $420,750 on the first business day of each of January 2006, April 2006, July 2006 and October 2006. The remaining $1,683,000 is payable in January 2007. In addition, Smart Online is to pay $780,000 for noncompetition agreements to key personnel of the acquired company in eight equal quarterly installments during the period beginning in January 2006 and ending October in 2007. The cash payments are to be secured by the net proceeds of customer contracts of iMart, which will limit our ability to use iMart revenue in our business until all cash is paid to iMart shareholders and employees. Smart Online does not currently have sufficient cash to fund the purchase obligations and there can be no assurance that Smart Online will be able to fund the commitments it made in this acquisition. See Note 7 to the Notes to Financial Statements for more information about the iMart acquisition.

Index

The effect of the Computility acquisition and the iMart acquisition on the cash resources and needs of Smart Online is not known at this time and will not be known until Smart Online develops a history of operating the acquired entities. However, substantial expenses were incurred in professional fees in connection with these transactions, and it is anticipated that substantial amounts will be incurred in integrating the acquired companies into Smart Online. Management believes that the acquisitions will initially result in greater working capital needs as we expect Smart Online will not acquire substantial accounts receivables. Management believes these acquisitions will eventually result in positive cash flow to Smart Online, but the initial effect on Smart Online’s working capital will be negative. The acquisitions present both opportunities and risks for Smart Online. See “Risk Factors” Numbers (13) and (14) for discussion of certain risks associated with the acquisitions.

Anticipated Increases in Expenses to Fund Growth In Revenue. With the release of our OneBizSM Platform and the expenses associated with becoming a public company, we believe our capital requirements in 2005 and beyond will be greater than in past years. As such, our historical cash flows may not be indicative of future cash flows. The following is a discussion of factors that we consider important to our future capital requirements and which will affect the amount of additional capital we need to raise.

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

Primary drivers for future operating cash flows include the commercial success of our existing services and products and the timing and success of any new services and products and our ability to maintain and grow the revenues from the companies we acquired. Smart Online will continue to seek additional integration and syndication customers who typically pay an upfront fee and to increase revenues generated from small business end users.

Integration, Syndication and Other Contracts. Upfront payments totaling approximately $100,000, primarily related to new integration and syndication contracts, positively impacted operating cash flows for the nine months ended September 30, 2005. No new syndication or integration contracts have been signed since April 2005. As we release our OneBizSM Platform, we are shifting our efforts away from up-front integration and syndication fees to utilize our syndication arrangements to generate subscription revenue from subscription sales to small businesses and sales of volume discounted subscriptions to our partners.

Receivables. If we are successful in signing new contracts, we anticipate our receivables and collections from integration, syndication, and end-user licensing opportunities to increase significantly starting during the first quarter of 2006. Smart Online’s receivables are primarily from major companies or banking institutes, and not end users. Management has evaluated the need for an allowance for doubtful accounts and determined that no provision for uncollectible accounts is required as of September 30, 2005 and December 31, 2004.

Facilities. Smart Online’s principal administrative, sales, marketing, and research and development facility is located in Durham, North Carolina and consists of over 5,000 square feet of office space. The facility, which is fully furnished, is subject to a lease agreement that expires on October 31, 2006. During the first half of 2006, Smart Online will evaluate its options with regard to extending its current lease and relocating to new facilities. Should management determine that it is in Smart Online’s best interest to relocate, Smart Online will likely incur significant additional costs associated with relocating its operations and furnishing the new space. In addition, Smart Online will also operate from the current office of Computility in Iowa and the current office of iMart in Michigan.

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

End User Customer Revenue. Until recently we allowed most of our web-based products to be used without charge. This gained us users, but limited our revenue. We recently changed our free use policy and began to sell subscriptions. However, there can be no assurance that we will be successful in attracting new customers or that customers will pay for our products. We also recently began to offer to our syndication partners value discounts for pre-paid subscriptions, which they can either resell or contribute to their small business customers. Our changes to our subscription policies are too recent for us to determine how they will affect our revenues.

Index

Marketing and Sales Expense Increases. Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. We plan to invest heavily in marketing and sales by increasing the number of direct sales personnel, including 5 to 10 people during the fourth quarter of 2005, expanding our selling and marketing activities and building brand awareness. This increase is being timed to coincide with the release of the second version the OneBizSM Platform in November 2005.

Gains From Debt Forgiveness. During the first nine months of 2005 and 2004 Smart Online realized gains totaling $556,634 and $49,395, respectively, resulting from negotiated and contractual releases of outstanding liabilities. The 2005 gain was primarily from the settlement with the Internal Revenue Service. The 2004 gains were primarily related to unrelated third parties, primarily trade creditors who had performed services for Smart Online, agreeing to accept as payment in full a lesser amount than the stated liability in consideration for timely payment of the negotiated settlement. Had Smart Online not been able to reach agreement with the Internal Revenue Service and these creditors, Smart Online’s liabilities and future cash flow requirements would have been higher by the amount of the debt forgiven.

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

Legal Claims. Smart Online is subject to other claims and suits that arise from time to time in the ordinary course of business. While management currently believes that resolving these matters, individually or in aggregate, will not have a material adverse impact on Smart Online’s financial position or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. In the event an unfavorable final outcome were to occur, there exists the possibility of a material adverse impact on Smart Online’s financial position and the results of operations for the period in which the effect becomes reasonably estimable. See “Part II - Item 1.Legal Proceedings” for a description of current litigation.

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

Index

RISKS ASSOCIATED WITH OUR FINANCIAL CONDITION

(1) We Have Had Recurring Losses From Operations Since Inception, and Have Deficiencies in Working Capital and Equity Capital. If We Do Not Rectify These Deficiencies, We May Have to Cease Operations and Liquidate Our Business. Because We Have Only Nominal Tangible Assets, You May Lose Your Entire Investment.

Through September 30, 2005, we have lost an aggregate of approximately $40.1 million since inception on August 10, 1993. During the nine months ended September 30, 2005 and the year ended December 31, 2004, we suffered a net loss of approximately $3.3 million and $2.9 million, respectively. At June 30, 2005, we had a $3.5 million working capital surplus. Our working capital is not sufficient to fund our operations for the next year, unless we substantially increase our revenue, limit expenses or raise substantial additional capital. Because we have only nominal tangible assets, you may lose your entire investment.

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

BDO Seidman, LLP, our independent registered public accountants, has expressed substantial doubt, in their report included in our Form 10-K for the year ended December 31, 2004, about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountants’ comments when determining if an investment in Smart Online is suitable.

(3) We Will Require Additional Financing To Fund Our Operations Or Growth. If Financing Is Not Available, We May Have To Liquidate Our Business and You May Lose Your Investment.

In the future, we will be required to seek additional financing to fund our operations or growth. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets may require us to seek additional funding sooner than we expect. We cannot assure you that such funding will be available. If sufficient capital is not raised, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. Restrictions on resale of over nine million shares of our Common Stock terminated on October 1, 2005, and the volume of resales may adversely affect the market value of our Common Stock and may make it more difficult to raise capital. See Risk Factor (53) for information about lock-up agreements and other restrictions on resale.

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

Index

RISKS ASSOCIATED WITH OUR PRODUCTS AND OPERATIONS

(5) We Will Rely Heavily On Successful Development and Market Acceptance of Our OneBizSM Platform

Since 2000, we have generated substantially all of our revenues from our current Internet-based services, content and software applications. Internet-based products are growing in sophistication and customer expectations are rising as new products are introduced. During the first quarter of 2005, we released the first version of our OneBizSM Platform. The second version of our OneBizSM Platform was recently released, but we do not expect to see substantial revenue increases until after we release and have time to sell the third installment of the OneBizSM Platform, which is scheduled to occur before the end of 2005. Our future financial performance and revenue growth will depend upon the successful development, introduction, and customer acceptance of the OneBizSM Platform.

(6) We May Not Successfully Develop or Introduce the Next Installment of Our Next Generation Product, Our OneBizSM Platform, and Other New Products or Enhancements to Existing Products, Which Could Harm Our Business.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of our next generation product, our OneBizSM Platform. Thereafter other new products and enhanced versions of our web-native business applications will be critically important to our business. Our business could be harmed if we fail to deliver enhancements to our current and future solutions that our customers desire. From time to time, we have experienced delays in the planned release dates of our software (including our OneBizSM Platform) and upgrades, and we have discovered software defects in new releases both before and after their introduction. New product versions or upgrades may not be released according to schedule, or may contain certain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our services and products, or customer claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing services and products on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new services or products in the marketplace. The second version of the OneBizSM Platform was recently released. The third version of the OneBizSM Platform, including enhanced accounting software, is expected to be released before the end of 2005.  Smart Online is evaluating its development priorities in light of its recent acquisition of Computility and iMart and expects that some previously featured parts of the third version may be modified, delayed, or eliminated in light of new development priorities. In that regard, the following features contained in the third version, as previously disclosed, may not be released on or before December 31, 2005:  Dashboard, detail drill-down views & capabilities; Dashboard, dynamically update OneBiz funcionality based on state of business; HR, professional training (continuing education); Shipping (advanced features); Printing & copying services.

(7) We Have Experienced Delays in Developing Our Next Generation Platform, Our OneBizSM Platform. Existing Factors May Result in Further Delays Which Could Harm Our Business.

We had planned to release the first version of our Next Generation Platform during the fourth quarter of 2004 and the second version during the third quarter of 2005. Testing by some customers of the first version began at the end of 2004, but commercial release was delayed until the first quarter of 2005. Development of applications for the second version was completed in the third quarter of 2005, but bundling the application into a seamless subscription package was delayed until November of 2005.   In addition to the factors that may delay or prevent completion of any new product development project, some existing factors may further delay or prevent development of our next generation product, the OneBizSM Platform. These factors include the following. Our OneBizSM Platform requires both enhancing our existing technology platform and adding many new software applications. Integrating so many new applications at the same time is difficult. In addition, bundling individual applications into an attractive subscription package after development is complete takes time.  Another factor that might delay or prevent development of the OneBizSM Platform is that we have to hire, train and manage new development personnel to complete internal development on time. In addition, for many of the most important new applications of the OneBizSM Platform, such as accounting, we rely on third party sources, whether through licensing, joint development or purchase. The willingness of third parties to enter into agreements with us and the ability of third parties to perform agreements are totally outside our control. The third version of the OneBizSM Platform, including enhanced accounting software, is expected to be released before the end of 2005.  Smart Online is evaluating its development priorities in light of its recent acquisition of Computility and iMart and expects that some previously featured parts of the third version may be modified, delayed, or eliminated in light of new development priorities. In that regard, the following features contained in ther third version, as previously disclosed, may not be released on or before December 31, 2005:   Dashboard, detail drill-down views & capabilities; Dashboard, dynamically update OneBiz funcionality based on state of business; HR, professional training (continuing education); Shipping (advanced features); Printing & copying services.

Our business could be harmed, if we fail to deliver the improved performance that customers want with respect to our current and future offerings. There can be no assurance that our next generation platform will achieve widespread market penetration or that we will derive significant revenues from sales of the OneBizSM Platform.

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

Index

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

(13) We Have Acquired Certain Products and We Recently Purchased Two Other Companies. We May Acquire Other Companies in the Future. We Face Risks Associated with Those Acquisitions. These Risks Include, But Are Not Limited to, Difficulty of Integrating, Dilution of Stockholder Value and Disruption of Our Business, Which Could Adversely Affect Our Operating Results.

During August 2005 we acquired nonexclusive rights to certain accounting application software. Additionally, as discussed below, in October 2005 we acquired two software companies. In the future, we plan to acquire other products or technologies. We may not realize the anticipated benefits of our current or future acquisitions or investments to the extent that we anticipate, or at all.  We may have to issue debt or issue equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders and investors in this offering. If any acquisition or investment is not perceived as improving our earnings per

Index

share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results. Any completed acquisitions would also require significant integration efforts, diverting our attention from our business operations and strategy. We have made limited acquisitions to date, and therefore our ability as an organization to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

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

In addition, if we finance future acquisitions by issuing convertible debt or equity securities, our existing stockholders and investors in this offering may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

During October 2005, Smart Online acquired all the assets of Computility, Inc., a privately held developer and distributor of customer relationship management software based in Iowa. Also, during October of 2005, we acquired iMart Incorporated, a privately held developer and distributor of multi-channel commerce systems based in Michigan. In addition, the accounting software to be included in the OneBizSM Platform is being supplied by another company. In addition to the general risks associated with acquisitions outlined above, there are additional risks associated with these two acquisitions including:

•  risk of operating and integrating geographically remote offices;
•  risk of integrating technologies and offerings with the OneBizSM Platform;
• risk of converting customer data from stand alone product offerings of the acquisition targets to formats utilized by the OneBizSM Platform;
• risk of losing customers of the acquired companies due to actual or perceived changes in operations and customer interfaces;
•  risk of integrating management, administrative, operational and financial infrastructures;
• risks of implementing and monitoring compliance with corporate governance and public company reporting; and requirements and the ability of management to manage and timely and accurately consolidate the results of operations.

For example, approximately 89% of iMart’s revenue during year 2004 was from a group of related customers, the loss of which would have a material adverse affect on our business. Additional cash payments of up to $870,000 to iMart and Computility employees over and above their normal salaries will also drain our working capital, if sales of iMart and Computility products are less than we expect, or if expenses are greater than we expect.

(14) Our Agreements in the Acquisition of iMart Incorporated Contain Installment Payments, Lock Box, License, Noncompetition and Control Provisions That Could Have A Material Adverse Effect on Smart Online.

When Smart Online purchased iMart in October 2005, Smart Online committed to make installment payments of $3,366,000 and non-competition payments of $780,000. To secure the $3,366,000 of acquisition purchase price installment payments all the revenue of iMart is to be deposited in lock box with the use limited to specified purposes. In addition if Smart Online defaults in any payments, key employees of iMart will have a nonexclusive license to certain software of iMart, their non-competition restrictions will terminate and their non-solicitation and nondisclosure comments will be limited in scope. In addition, a key employee of iMart has received contractual rights to operate iMart within agreed upon financial parameters. All of these provisions are interrelated and pose certain risks for Smart Online. See “Note 7 to the Notes to Financial Statements” for a summary of these provisions of the iMart acquisition agreements.

Most of the consideration being paid to the iMart key employees, who were shareholders of iMart, is to be paid in cash in installments over a two-year period and the value of the shares of Smart Online the key employees own is substantially less than the cash payments required to be made to the key employees. Due to several of the acquisition contract provisions described below, conflict of interest situations may arise between the key employee’s personal interests and the interests of Smart Online’s shareholders as the key employee exercises the contractual authority granted to him in the acquisition agreements.  The acquisition agreements address conflict of interest situations and provide that until all the acquisition purchase price installment payments are made, an iMart key

Index

employee will determine what is in the best interest of iMart, Smart Online and the selling shareholders of iMart, but he must identify any conflicts of interest to iMart’s Chief Executive Officer, in which case iMart’s Chief Executive Officer (who is currently also the Chief Executive Officer of Smart Online) can make the decision with respect to which a conflict of interest exists, except that if the decision would cause iMart’s EBITDA to be substantially below $1,452,795, then iMart’s Chief Executive Officer can make the decision only if either the amount in the lock box account is at least $500,000 or Smart Online provides an irrevocable letter of credit or cash for payment of the remaining acquisition purchase price installment obligations. Smart Online would not have to provide the letter of credit or cash, if the decision relates to compliance with applicable laws, rules or regulations applicable to iMart.

Without agreement by the authorized people to release funds from the lock box account, Smart Online will be required to find other resources to pay the operating expenses of iMart, which we expect will exceed the $146,000 of monthly expenses targeted to be paid from the lock box account. Consequently, we expect the iMart acquisition will initially be a drain on our cash resources. If the authorized signatories fail to reach agreement, the lock box revenue will be frozen and iMart and Smart Online may be unable to pay their obligations, which could substantially harm their businesses.

These provisions of the iMart acquisition agreements described above may have a material adverse effect on Smart Online and present many risks for Smart Online and its investors. For example, lenders may refuse to extend credit because of the security interest granted to iMart’s selling shareholders or because the lock box release provisions may create cash flow problems for iMart and Smart Online. Financial parameters contained in the agreements may impair the ability of Smart Online to integrate iMart’s operations into the overall business strategy of Smart Online. Contractual decision-making ability granted to the key iMart employee may lead to disputes with officers and directors of Smart Online that interfere with operation of the business.  Since the key iMart employee established iMart’s relationships with substantially all of iMart’s customers and iMart does not have long-term contracts with its customers, our ability to retain iMart’s customers may be at substantial risk if the key iMart employee’s non-competition and non-solicitation restrictions are terminated and he obtains the license to iMart’s products.  Potential acquirors of Smart Online may decide not to purchase Smart Online because of these provisions or may substantially lower their offering price, in which case Smart Online may seek to renegotiate with the key iMart employee. The substantial acquisition price installments payments and non-competition payments required to be paid may drain Smart Online’s financial resources or Smart Online may fail to make such payments, which may trigger the termination of non-competition provisions and the grant of a license that would enable the key iMart employee to compete with iMart and Smart Online. Investors may fear that conflicts of interest may cause the key employee to make decisions that are not in the interest of Smart Online’s shareholders.

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

We also use certain software from leading opensource communities like Sun Microsystems, Apache Group, GNU, Suse (Novell) that are free and available in the public domain. The OneBizSM Platform will use additional public domain software, if needed for successful implementation and deployment. In addition, the accounting software included in the OneBizSM Platform is being supplied by another company. This accounting software will be a critical element in selling all our software on the OneBizSM Platform. If this third party accounting software is not attractive to a wide range of small businesses, or has defects, our entire sales campaign will be substantially damaged. Using such software does not guarantee us support and upgrades of the software, and therefore could cause disruption in our service, if certain critical defects are discovered in the software at a future date.

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

Index

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

Because our service is complex, it may have errors or defects that users identify after they begin using it, which could harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. Since our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. In addition to technical defects, our products could have errors related to the subject matter they address. For example, our accounting applications might cause users to make accounting mistakes due to our software not incorporating correct accounting practices or our HR software may have mistakes that cause users to have liability to their employees. Even if the initial releases of our applications do not contain errors, changes in accounting practices or rules related to employers could cause our applications to become outdated. If any of the foregoing occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. In addition, the fear that any of the foregoing could occur may cause customers to choose to purchase the products of our larger competitors in the belief that larger companies are more reliable.

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

As part of our operations, we receive credit card, employee, purchasing, supplier, and other financial and accounting data, through the Internet or extranets. Although we have security systems in place, there can be no assurance that this information will not be subject to computer break-ins, theft, and other improper activity that could jeopardize the security of information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, or other harm to our business. In addition, any person who is able to circumvent our security measures could misappropriate proprietary or confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches, to alleviate problems caused by breaches, or to encrypt additional key sensitive data to accommodate privacy laws or security measures. Any general concern regarding security in the marketplace could deter customers or prospects from using the Internet to conduct transactions that involve transmitting confidential information. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results, and financial condition.

(19) If We Experience Significant Fluctuations In Our Operating Results And Rate Of Growth And Fail To Balance Our Expenses With Our Revenue and Earnings Expectations, Our Results Will Be Harmed And Our Stock Price May Fall Rapidly And Without Advance Notice.

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

Index

As a result, we expect that our operating results may fluctuate significantly on a quarterly basis. Revenue growth may not be sustainable and may decrease in the future. We believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance.

(20) Because We Recognize Revenue From Our Partners Over The Term Of The Agreement, Downturns or Upturns In Sales May Not Be Immediately Reflected in Our Operating Results.

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

RISKS ASSOCIATED WITH OUR MARKETS, CUSTOMERS AND PARTNERS

(21) If Our On-Demand Application Service is Not Widely Accepted, Our Operating Results Will Be Harmed.

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

(22) The Market for Our Technology Delivery Model and On-Demand Application Services Is Immature And Volatile, and if It Does Not Develop or Develops More Slowly Than We Expect, Our Business Will Be Harmed.

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

(23) We Do Not Have an Adequate History With Our Subscription Model To Predict the Rate of Customer Subscription Renewals and the Impact These Renewals Will Have on Our Revenue or Operating Results.

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

Index

(24) We Depend on Small Businesses for Our Revenue. Small Businesses are Often Financially Unstable, Have High Rates of Attrition and can be Expensive Customers to Which to Market Products.

Substantially all our revenue is from small business customers with fifty or fewer employees, whether directly or indirectly from our partners who do business with small businesses. Although this is a large market, it can be very expensive to penetrate this market. Each customer results in only a small amount of revenue. In addition, small businesses are often financially unstable, which can cause them to go out of business. Our small business customers typically have short initial subscription periods and, based on our experience to date, have had a high rate of attrition and non-renewal. If we cannot replace our small business customers that do not renew their subscriptions for our service with new paying customers quickly enough, our revenue could decline. This adversely affects our ability to develop long-term customer relationships. We must continually attract new customers to maintain the same level of revenue.

(25) If We Fail to Develop Our Brand Cost-Effectively, Our Business May Suffer.

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

(26) We Depend on Corporate Partners to Market Our Products Through Their Web Sites and OEM or Integration Relationships Under Relatively Short Term Agreements. Termination of These Agreements Could Cause A Substantial Decline in Our Revenue and a Substantial Increase in Customer Acquisition Costs.

Approximately 91% of total revenue during the first half of 2005, approximately 93% of total revenue during year 2004, approximately 83% of total revenue during year 2003, and approximately 80% of total revenue during year 2002 was derived from syndication, integration and OEM agreements with large companies and related parties whereby our content, software applications and technology platform are integrated into the web sites of our syndication partners and the software and services of our integration partners is sold on our website, and our CD-ROM products are bundled with the products of others through our OEM relationships. Under these agreements we both derive revenue and we utilize the resources of our partners to reduce our customer acquisition costs. As of November 1, 2005, we have six syndication agreements, where we currently or will have our content and software on the website of large corporate partners. As of November 1, 2005, we have eight integration partnership agreements where we integrate the content or services of our partners into our technology platform. As of November 1, 2005, we have one OEM relationship through our distributor, PC Treasures.  Not all these agreements generate revenue for us at this time. These agreements typically have initial terms of from one to three years. In the event these agreements were to terminate or not be renewed, or their terms substantially renegotiated, we expect that our revenues would decline and our customer acquisition costs would increase. Although our partners are important to our business on a collective basis, no single partner is material to our business. The syndication, integration, and OEM agreement revenue described above includes revenue from an integration agreement between Smart Online and Smart IL, a related party owned by a shareholder of Smart Online. Smart IL accounted for approximately 0% of our total revenues in the first half of 2005, approximately 32.9% of total revenue during 2004 and approximately 27.2% of our total revenue during 2003.  Smart IL is not expected to contribute to our revenue in the future. Our dealings with Smart IL are described under “Management Discussion and Analysis of Financial Condition and Results of Operations - Revenue From Related Parties.”

(27) It is Important for Us to Continue to Develop and Maintain Strategic Relationships. We Have Failed to Sign Any New Significant Strategic Partner Relationships Since the Beginning of the Second Quarter of 2005. Failure to Do So Could Harm Our Business.

We depend on syndication and integration partners, OEM relationships and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, and other marketing efforts. Approximately 81% of our total revenue during 2002 and approximately 83% of our total revenue during 2003 and approximately 93% of our total revenue during 2004 was derived through such relationships. We have not signed a new significant strategic partner relationship since the beginning of the second quarter of 2005. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and

Index

services. Our success depends in part on the ultimate success of our syndication and integration partners, OEM relationships and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. One of our syndication partnership agreements with Gruner + Jahr USA Publishing, pursuant to which we syndicate our platform and applications to the websites www.Inc.com and www.FastCompany.com, contains a prohibition against our syndicating our platform and applications to two competitors of Gruner + Jahr. All of our integration partnership agreements limit our ability to integrate products or services onto our website that compete with the products or services being provided through our website by our integration partners.

(28) Our Lengthy Sales Cycle with Syndication, Integration Partners and OEM Relationships Could Adversely Affect Our Financial Results.

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

(29) We Face Significant Competition, Which Could Adversely Affect Our Business.

The market for our solutions is intensely competitive and rapidly changing. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors. We also at times have to overcome customer reluctance to move away from existing paper-based systems. We have two primary categories of competitors: companies that offer a broad range of software applications for small businesses and companies that offer one or two applications that compete with our broad range of applications. Our principal direct competition primarily comes from large companies, such as Microsoft, Oracle, Intuit, SAP and Yahoo!, who provide multiple software products used by many small businesses. In addition, we face competition from other competitors who sell single applications. Salesforce.com is an example of one of the many companies that fall within this second category of competitors. Many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger total number of customers for their products and services than we do. Some of our competitors sell many products to our current and potential customers, as well as to systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we may be able to do. In addition, we anticipate new competitors will enter the market in the future. Increased competition may result in price reductions, reduced gross margins, and change in market share and could have a material adverse effect on our business, financial condition, and results of operations. New product announcements by competitors may make it difficult to sell our products even before the competitor releases the product. For example, Microsoft has announced that it intends to introduce a new small business accounting application in 2006.

(30) We Depend on Nonrecurring Revenue, Which May Cause Our Revenue to Fluctuate Substantially From One Quarter to Another or to Decline Permanently as Market Conditions Change.

We depend on nonrecurring revenue. Nonrecurring revenue is primarily derived from integration fees and other up-front payments received upon signing syndication and integration agreements with corporate partners for which we charge a one-time fee. This revenue is recognized on a monthly basis over the initial term of the integration and syndication contracts and may fluctuate substantially from one quarter to another. All of our integration revenues were from nonrecurring sources during the years ended December 31, 2003 and December 31, 2004. Approximately 68% of our syndication revenues for 2004, 48% of our syndication revenues for 2003, and 52% of our syndication revenues for 2002 were from nonrecurring sources. In addition, such revenue may substantially decrease on a permanent basis due to market conditions over which we have little or no control, including competitors introducing new products to the market or reducing the price of competing products.

(31) We Depend on Web Services Revenues; Our Future Growth is Substantially Dependent on Customer Demand for Our Subscription Services Delivery Models. Failure to Increase This Revenue Could Harm Our Business.

Index

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

(32) There are Risks Associated with International Operations, Which We Expect Will Become a Bigger Part of Our Business in the Future.

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

Index

We intend to expand our international sales and marketing activities and enter into relationships with additional international distribution partners. We are in the early stages of developing our indirect distribution channels in markets outside the United States. We may not be able to attract and retain distribution partners that will be able to market our products effectively.

(33) Historically Substantial Amounts of Our Revenue Were Derived From Transactions with Related Parties, Which Means That Our Revenue May Not Reflect the True Commercial Viability of Our Business and That Our Revenue May Decline If We Cannot Replace this Revenue With Revenue From Unrelated Third Parties.

During 2004, approximately $330,000 of our total revenue, constituting approximately 32.9% of total 2004 revenue, was derived from related party transactions. During 2003, approximately $513,057 of our total revenue, constituting approximately 40.7% of 2003 total revenue, was derived from transactions with parties in which our officers, directors and stockholders have a direct or indirect interest. For year 2002, related party transactions provided approximately $140,149 of our revenue, constituting approximately 10.1% of 2002 total revenue. None of our revenues during the first half of 2005 was derived from related parties.

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

RISKS ASSOCIATED WITH OUR OFFICERS, DIRECTORS, EMPLOYEES AND STOCKHOLDERS

(34) Any Failure to Adequately Expand Our Direct Sales Force Will Impede Our Growth, Which Could Harm Our Business.

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

(35) Because Competition for Our Target Employees Is Intense, We May Not Be Able to Attract and Retain the Highly Skilled Employees We Need to Support Our Planned Growth, Which Could Harm Our Business.

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

(36) Our Growth Could Strain Our Personnel and Infrastructure Resources, and if We Are Unable to Implement Appropriate Controls and Procedures To Manage Our Growth, We May Not Be Able to Successfully Implement Our Business Plan.

We plan to have a period of rapid growth in our headcount and operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate that further growth will be required to address increases in our customer base, as well as our expansion into new geographic areas. During the second quarter of 2005, we added sales personnel in California and Georgia. During the third quarter of 2005, we added a sales person in New Jersey.  With the Computility acquisition, we added 17 new employees in October 2005. With the iMart acquisition, we added 22 employees.

Index

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

(37) Our Executive Management Team is Critical to the Execution of Our Business Plan and the Loss of Their Services Could Severely Impact Negatively on Our Business.

Our success depends significantly on the continued services of our management personnel, including Michael Nouri, who is our chairman of the board, president and chief executive officer, and Henry Nouri, our Executive Vice President, Research and Development. Losing any one of our officers could seriously harm our business. Competition for executives is intense. If we had to replace any of our officers, we would not be able to replace the significant amount of knowledge that they have about our operations. All of our executive team work at the same location, which could make us vulnerable to loss of our entire management team in the event of a natural or other disaster.  We do not maintain key man insurance policies on anyone.

(38) Officers, Directors and Principal Stockholders Control Us. This Might Lead Them to Make Decisions that do not Benefit the Stockholder Interests.

At November 1, 2005, our officers and directors beneficially owned approximately 5,222,364 (approximately 28%) of our outstanding stock, which includes approximately 689,501 shares which can be acquired upon exercise of options within sixty (60) days after November 1, 2005. These shares included approximately 3,752,027 shares beneficially owned by Michael Nouri and Henry Nouri, who are brothers. This number does not include 340,631 shares owned by Ronna Loprete, who is the wife of Michael Nouri and who recently resigned as an officer and director of Smart Online. In addition, 719,419 shares are subject to issuance upon exercise of options owned by the officers and directors, which options cannot be exercised within sixty days after November 1, 2005, and therefore are not counted as being beneficially owned at that date. As a result, these persons, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of our Common Stock.

(39) Sales by Officers and Directors, Including Sales Under Rule 10b5-1 Plans, Could Adversely Affect Our Stock Price.

Sales of significant amounts of shares held by our directors and executive officers after their contractual lock-up provisions expire, or the prospect of these sales, could adversely affect our Common Stock price, both because significant sales could depress prices, and because sales by management could provide a negative signal to the market about our prospects.

The Board of Directors of Smart Online has approved a form of Rule 10b5-1 plan for the sale of Smart Online shares held by officers and key employees of Smart Online. The form of plan approved by the Board of Directors for use by officers and employees authorizes each person to sell 650 shares of Smart Online common stock each month.

Insiders are often prohibited from trading shares of their company, because their duties often require them to possess material nonpublic information about their companies. Rule 10b5-1 was adopted by the SEC in October 2000 to facilitate insiders selling their company stock, if they establish a plan to regularly sell their shares and the plan satisfies the requirements of Rule 10b5-1, including that the insider must not possess material nonpublic information when the plan is initiated.

Seven of our officers and employees, including our Chief Executive Officer, have indicated they intend to initiate Rule 10b5-1 plans utilizing the form of plan approved by our Board of Directors. We expect these plans will be initiated when our officers and key employees do not possess material nonpublic information about Smart Online. Currently, Smart Online has not filed with the SEC financial statements for Computility and iMart, which Smart Online acquired during October. We expect we will file with the SEC financial statements for Computility and iMart within the next month. We expect Rule 10b5-1 plans may be executed on or about the third trading day after such financial statements have been filed, if the officers and key employees do not possess other material nonpublic information about Smart Online at that time.

Officers and key employees are not required to limit their sales of Smart Online shares to the number of shares stated in their plans. Consequently, you should not interpret the plans as setting any maximum limit on sales by such officers, directors or key employees, because officers, directors and key employees may sell Smart Online shares outside of their plans, whether or not they have executed any plans.

Index

(40) Shares of Common Stock Owned by Our Officers, Directors and Consultants Have Been Registered in a Registration on Form S-8 and May be Resold by Them, Which May Have a Negative Impact on Their Interest in Smart Online’s Future.

In May 2005, we registered 5,000,000 shares of our Common Stock for our officers, directors and consultants on Form S-8.  At November 1, 2005, 16,500 shares were outstanding and 1,886,750 shares are subject to outstanding stock options. This will allow our officers, directors and consultants to more easily sell all of their Smart Online stock after their contractual lock-up restrictions expire, which may have a negative impact on their interest in the future success of Smart Online. Shares owned by officers and directors are deemed to be “control” securities and, until Smart Online meets certain criteria, resales by officers and directors pursuant to a Form S-8 registration statement are subject to the volume limitations of Rule 144(e), which means that an officer or director would be entitled to sell within any three-month period a number of shares that does not exceed (i) 1% of the number of shares of Common Stock then outstanding, or (ii) the average weekly trading volume of the Common Stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale.

 REGULATORY RISKS

(41) Our Revenue Recognition Policy May Change And Affect Our Earnings, Which Could Adversely Affect Our Stock Price.

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

(42) Compliance With New Regulations Governing Public Company Corporate Governance and Reporting is Uncertain and Expensive. Our Difficulties in Complying with Public Company Reporting Obligations Are Greater, Because Our Chief Financial Officer Does Not Have Prior Experience with a Public Company.

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

(43) We Believe Our Financial Results Will Be Adversely Affected By Changes in Accounting Principles Generally Accepted in the United States.

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

(44) Privacy Concerns and Laws or Other Domestic or Foreign Regulations May Reduce the Effectiveness of Our Solution and Adversely Affect Our Business.

Our customers can use our service to store contact and other personal or identifying information regarding their customers and contacts. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our service and reduce overall demand for it. Furthermore, privacy concerns may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our service effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries. For example, regulations such as the Gramm-Leach-Bliley Act of 1999, which protects and restricts the use of consumer credit and financial information, and the Health Insurance Portability and Accountability Act of 1996, which regulates the use and disclosure of personal health information, impose significant requirements and obligations on businesses that may affect the use and adoption of our service.

Index

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

(45) Our Business is Subject to Changing Regulations Regarding Corporate Governance and Public Disclosure That Has Increased Both Our Costs and the Risk of Noncompliance.

We are subject to rules and regulations by various governing bodies, including the U.S. Securities and Exchange Commission, New York Stock Exchange and Public Company Accounting Oversight Board, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded. Our efforts to comply with these new regulations, most notably the Sarbanes-Oxley Act, or SOX, have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention to compliance activities.

By the end of fiscal 2007, we are required to comply with the SOX requirements involving the assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment. Although we believe our on-going review and testing of our internal controls will enable us to be compliant with the SOX requirements, we may identify deficiencies that we may not be able to remediate by the end of fiscal 2007. If we cannot assess our internal controls over financial reporting as effective, or our external auditors are unable to provide an unqualified attestation report on such assessment, our stock price could decline.

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

(46) Evolving Regulation of the Internet May Harm Our Business.

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

(47) Our Ability to Protect Our Intellectual Property is Limited and Our Products may be Subject to Infringement Claims by Third Parties.

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

Index

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

(48) Anti-Takeover Effects of Charter Documents and Delaware Law Could Discourage or Prevent a Change in Control, Even If a Change of Control Would Be Beneficial to Shareholders and Investors.

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

•
Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents shareholders from being able to fill vacancies on our board of directors.

•	Cumulative voting in the election of directors is not authorized by our certificate of incorporation. This limits the ability of minority shareholders to elect director candidates.

•
Shareholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a shareholders’ meeting. This requirement may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company.

•
Our board of directors may issue, without shareholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

Index

RISKS ASSOCIATED WITH THE MARKET FOR OUR SECURITIES

(49) Our Common Stock Began Being Quoted for Trading on the Over-the-Counter Electronic Bulletin Board in April 2005, but There Is No Assurance Volume Trading Will Develop. Therefore You may be Unable to Sell Your Shares.

Our Common Stock began trading on the Over-the-Counter Electronic Bulletin Board (“OTCBB” or “Bulletin Board”) during April 2005. Other public markets, such as NASDAQ’s Small Capital Market, have qualitative and quantitative listing criteria that we believe we currently meet, while other markets, such as NASDAQ’s National Market, have criteria we do not currently meet. These criteria include operating results, net assets, corporate governance, minimum trading price and minimums for public float, which is the amount of stock not held by affiliates of the issuer.

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

There can be no assurance our market maker will continue to quote our stock. If for any reason, our securities are not eligible for continued quotation on the Bulletin Board or a public trading market does not develop, purchasers of the shares may have difficulty selling their securities should they desire to do so. If we are unable to satisfy the requirements for quotation on the Bulletin Board, any trading in our Common Stock would be conducted in the over-the-counter market in what are commonly referred to as the “pink sheets.” The “pink sheets” are operated by a private company and are not affiliated with the NASD. However, a broker-dealer must file a Form 211 and undergo NASD review before it can quote securities on the “pink sheets.” Companies quoted on the “pink sheets” need not file periodic reports with the Securities and Exchange Commission. Trading volume for securities traded only on the “pink sheets” is generally lower than for securities traded on the OTCBB. If our securities were quoted for trading only on the “pink sheets,” an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered hereby.

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

(50) If Securities Analysts Do Not Publish Research or Reports About Our Business or If They Downgrade Our Stock, the Price of Our Stock Could Decline.

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

(51) Our Quarterly Revenues and Operating Results may Fluctuate in Future Periods and We may Fail to Meet Expectations of Investors and Public Market Analysts, Which Could Cause the Price of Our Common Stock to Decline.

Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our Common Stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	the evolving demand for our services and software;
•	spending decisions by our customers and prospective customers;
•	our ability to manage expenses;
•	the timing of new product releases;
•	changes in our pricing policies or those of our competitors;
•	the timing of execution of large contracts;
•	changes in the mix of our services and software offerings;
•	the mix of sales channels through which our services and software are sold;
•	costs of developing new products and enhancements;
•	global economic and political conditions;
•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;
•	the renewal rates for our service;
•	the rate of expansion and effectiveness of our sales force;
•	the length of the sales cycle for our service;
•	new product and service introductions by our competitors;
•	technical difficulties or interruptions in our service;

Index

•	regulatory compliance costs; payment defaults by customers;
•	integration of acquisitions, and
•	extraordinary expenses such as litigation or other dispute-related settlement payments.

In addition, due to a slowdown in the general economy and general uncertainty of the current geopolitical environment, an existing or potential customer may reassess or reduce their planned technology and Internet-related investments and defer purchasing decisions. Further delays or reductions in business spending for technology could have a material adverse effect on our revenues and operating results.

(52) Our Stock Price is Likely to be Highly Volatile and May Decline.

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

In addition, the Over-the-Counter Bulletin Board administered by the NASD, on which our stock is quoted has experienced extreme price and volume fluctuations that have affected the trading prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad trading fluctuations could adversely affect the trading price of our Common Stock.

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

(53) Shares Eligible for Public Sale Could Adversely Affect Our Stock Price. Holders of Shares of Our Common Stock Signed Agreements That Prohibit Resales of Approximately 9,954,624 shares of our Common Stock. The Lock-up Period Expired on September 30, 2005. If Substantial Numbers of Shares Are Resold On or After October 1, 2005, the Market Price of Our Common Stock Is likely to Decrease Substantially.

At November 1, 2005, 15,605,270 shares of our common stock were issued and outstanding and 2,890,300 shares may be issued pursuant to the exercise of warrants and options.

4,145,950 shares are being registered on a registration statement on Form S-1 that we anticipate filing prior to November 30, 2005; of these 1,394,758 shares and 36,550 warrants to purchase shares were previously registered for resale on registration statement No. 333-119385 and are being reregistered for resale on the registration statement on Form S-1 that we anticipate filing prior to November 30, 2005. These 1,394,758 shares and 36,550 warrants to purchase shares represent a portion of the 1,942,833 shares and warrants to purchase shares registered for resale on registration statement No. 333-119385. Because of fundamental changes to Smart Online's business, shares cannot be resold under that registration statement.  Such shares may be sold pursuant to Rule 144. During May 2005, we registered on Form S-8 5,000,000 shares of our Common Stock for our officers, directors and consultants, of which at November 1, 2005, 16,500 shares were outstanding and 2,826,750 shares are subject to outstanding stock options. The remaining outstanding shares are restricted and may be sold in the public market only if they qualify for an exemption from registration described below under Rules 144, 144(k) or 701 promulgated under the Securities Act.

Index

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

Rule 701

Our employees, directors, officers and consultants who acquired Common Stock prior to February 15, 2005, (the date we became subject to the reporting requirements of the Exchange Act) under written compensatory benefit plans or written contracts relating to the compensation of those persons may rely on Rule 701 with respect to the resale of that stock. In general, Rule 701 permits resales of shares issued under compensatory benefit plans and contracts in reliance upon Rule 144, but without compliance with certain restrictions, including the holding period requirements described in Rule 144. Accordingly, subject to the lock-up agreements described below, if applicable, under Rule 701 persons who received compensation shares and who are not our “affiliates” may resell those shares subject only to the manner of sale provisions of Rule 144, and persons who received compensation shares and who are our “affiliates” may resell those shares without compliance with Rule 144’s minimum holding period requirements.

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

The lock-up period expired on September 30, 2005. Thereafter, shareholders who were prohibited from reselling shares may for one year sell up to 8.5% of the formerly locked up shares in any rolling 30-day period. Our stock is very thinly traded.

Index

Market Price Decline and Low Trading Volume

The average trading volume for our Common Stock during September 2005 was approximately 20,000 shares per day. The number of shares that could be sold during this period was restrained by the lock-up agreements, while there was no similar contractual restraint on the number of buyers of our Common Stock. This means that market supply may increase more than market demand for our shares when the lock-up period expires. Many companies experience a decrease in the market price of their shares when a lock-up period terminates. At the beginning of October trading volume substantially increased for several days to over 70,000 shares per day and our stock price declined substantially; at the beginning of November our trading volume was approximately 16,000 per day and our share price $8.10. At the beginning of each month people who sold during the preceding month are able to sell additional shares. If the volume of selling increases substantially at the beginning of each month, or at any other time in the future, the market price of our Common Stock is likely to decrease substantially.

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

Summary Table

The following table summarizes 15,605,270 shares outstanding as of November 1, 2005 by both (i) their resale status under Rule 144 and registration statements and (ii) restrictions or limits on resale under contracts between shareholders and Smart Online. The table also assumes the filing of the Form S-1 registering for sale 4,145,950 shares which we plan to file prior to November 30, 2005.

Rule 144 and Lock-Up Shares(1)

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Lock-up Shares(8)	33% Per Month Dribble-Out Shares(9)	25% Per Month Dribble-Out Shares(10)	Shares With No Contractual Restrictions on Resale(11)	Totals Each Row
Shares Not Sellable under Rule 144(2)	1,400	None	None	758,779	760,179
Shares Sellable under Rule 144 with Rule 144 Volume Restrictions(3)(4)	6,546,954	348,914	None	369,844	7,265,712
Shares Sellable under Rule 144(k) without Rule 144 Volume Restrictions(5)	3,101,898	None	None	174,137	3,276,035
Shares Registered for Resale(6)	None	1,183,501	2,691,642	39,500	3,914,643
Shares Available on Public Market(7)	None	None	None	388,701	388,701
Totals Each Column	9,650,252	1,532,415	1,441,642	2,980,961	15,605,270

(1) Table includes only shares issued and outstanding as of November 1, 2005. Table does not include options or warrants.

Index

(2) Represents shares purchased from Smart Online, or from an “affiliate” of Smart Online, as that term is defined in Rule 144, less than one year prior to November 1, 2005, and includes shares that have been registered on registration statement No. 333-119385 declared effective by the SEC on February 15, 2005. Effective as of the closing of the acquisitions of Computility and iMart described elsewhere in this prospectus, Smart Online has advised the holders of shares registered for resale on registration statement No. 333-119385 to no longer make sales under such registration statement. Does not include shares held for less than one year, but registered for resale on the registration statement on Form S-1 which we intend to file prior to November 30, 2005, as described in Footnote (6). Includes no shares held by “affiliates” of Smart Online, as that term is defined in Rule 144.

(3) Represents shares purchased from Smart Online, or from an “affiliate” of Smart Online, as that term is defined in Rule 144, more than one year but less than two years prior to November 1, 2005 and shares acquired pursuant to Rule 701. Also includes 5,773,756 shares held for a year or more by “affiliates” of Smart Online, as that term is defined in Rule 144.

(4) Does not include 1,066,002 shares held for more than one year, but less than two years, and registered for resale as described in Footnote (6).

(5) Represents shares purchased from Smart Online, or purchased from an “affiliate” of Smart Online, as that term is defined in Rule 144, more than two years prior to November 1, 2005, other than such shares held by “affiliates” of Smart Online, as that term is defined in Rule 144 and shares held by affiliates acquired pursuant to Rule 701.

(6) Represents 4,145,950 outstanding shares covered by the registration statement on Form S-1 which we intend to file prior to November 30, 2005, none of which are owned by affiliates of Smart Online as that term is defined in Rule 144. During May 2005 a registration statement on Form S-8 covering shares of Smart Online’s 2004 Equity Compensation Plan was also filed and became effective, but these shares registered on Form S-8 are not included on this table until the options have been exercised; 16,500 shares are thus included in the table. Smart Online may file additional registration statements on Form S-8 to cover its other option plans.

(7) Represents shares which Smart Online is aware have been sold on the public market prior to November 1, 2005 either pursuant to registration statement No. 333-119385 declared effective by the SEC on February 15, 2005, or pursuant to Rule 144. Effective as of the closing of the acquisitions of Computility and iMart described elsewhere in this prospectus, Smart Online has advised the holders of shares registered for resale on registration statement No. 333-119385 to no longer make sales under such registration statement. Additional shares may have been sold on the public market, either pursuant to registration statement No. 333-119385 or Rule 144.

(8) Represents shares held by stockholders with whom Smart Online has entered into Lock-Up Agreements which provide, in general, for a lock-up that expires on September 30, 2006. Under these agreements, no resales of shares covered by the Lock-up Agreements were prohibited until October 1, 2005, and since October 1, 2005 each such stockholder is able sell or transfer up to 8.5% of the shares of Common Stock of that stockholder that are subject to the Lock-Up Agreement during each calendar month until September 30, 2006.

(9) Represents shares held by investors who purchased shares during 2004 with whom Smart Online has entered into Dribble Out Agreements which provide, in general, for a volume limitation that expires 18 months after effective date of the first registration statement that registers the shares for resale, which date was February 15, 2005. Consequently, the 18-month volume limitation continues until August 15, 2006. Under these agreements, each such stockholder may sell or transfer up to 33% of such holder’s shares of Common Stock covered by the Dribble Out Agreements during any rolling 30-day period prior to August 15, 2006.

(10) Represents shares held by investors who purchased shares during 2005 with whom Smart Online has entered into Dribble Out Agreements which provide, in general, for a volume limitation that expires six months after the effective date of the first registration statement that registers such shares for resale. Under these agreements, commencing with the effective date of such registration statement, each such stockholder may sell or transfer up to 25% of such holder’s shares of Common Stock covered by the Dribble Out Agreements during any rolling 30-day period prior to the termination of the agreement. A registration statement to register these shares has not become effective as of November 1, 2005.

(11) Represents shares held by stockholders with whom Smart Online has not entered into any Lock-Up Agreements or Dribble Out Agreements.

Index

Option and Warrant Table(1)

The following table summarizes the number of shares issuable pursuant to currently exercisable options and warrants outstanding at November 1, 2005 by both (i) their resale status under Rules 701 and 144 and registration statements and (ii) restrictions or limits on resale under contracts between Smart Online and option holders and warrant holders.

	COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Lock-up Shares(8)	33% Per Month Dribble-Out Shares(9)	25% Per Month Dribble-Out Shares(10)	Shares With No Contractual Restrictions on Resale(11)	Totals Each Row
Warrant Shares Sellable under Rule 144 with Volume Resale Limitations(2)	None	36,550	None	277,000	313,550
Option Shares Owned by Affiliates Sellable under Rule 701 with Rule 144 Volume Resale Limitations(3)	650,000	None	None	None	650,000
Option Shares Owned by Non-Affiliates Sellable under Rule 701 or Rule 144 without Rule 144 Volume Resale Limitations(4)	20,000	None	None	20,000	40,000
Shares Owned by Non- Affiliates Registered on Form S-8 in May 2005(5)	281,000	None	None	771,750	1,052,750
Option Shares Owned by Affiliates Registered in May 2005 withRule 144 Volume Limitations(6)	770,000	None	None	64,000	834,000
Totals Each Column	1,721,000	36,550	None	1,132,750	2,890,300

(1) Table includes only shares currently issuable upon exercise of warrants and options issued and outstanding as of November 1, 2005. Additional outstanding options, which are not currently exercisable, are not included in this Table.

(2) Represents options issued after February 15, 2005 and warrants where the shares issuable upon exercise of the options and warrants have not been registered for resale and which were not included in the Registration Statement on Form S-8 filed on May 3, 2005, but which may be included in a later registration statement on Form S-8.

(3) Represents options issued before February 15, 2005 to affiliates of Smart Online, as that term is defined in Rule 144, pursuant to Rule 701, which options are not included in the Registration Statement on Form S-8 filed and effective on May 3, 2005, but which may be included in a later registration statement on Form S-8.

(4) Represents options issued before February 15, 2005 to “non-affiliates” of Smart Online, as that term is defined in Rule 144, pursuant to Rule 701, which options are not included in the Registration Statement on Form S-8 Smart Online filed and effective on May 3, 2005, but which may be included in a later registration statement on Form S-8.

Index

(5) Represents option shares to be registered for resale pursuant to a registration statement on Form S-8 filed and effective on May 3, 2005, which are not owned by affiliates of Smart Online as that term is defined in Rule 144.

(6) Represents option shares to be registered for resale pursuant to a registration statement Form S-8 filed and effective on May 3, 2005, all of which are owned by affiliates of Smart Online as that term is defined in Rule 144.

(7) Represents shares registered for resale pursuant to the registration statement on Form S-1 which we intend to file prior to November 30, 2005. The shares are issuable upon exercise of currently exercisable warrants.

(8) Represents shares held by stockholders with whom Smart Online has entered into Lock-Up Agreements. Under these agreements, resale of shares covered by the Lock-Up Agreements were prohibited prior to October 1, 2005, and since October 1, 2005 each such stockholder is able to sell or transfer up to 8.5% of the shares of Common Stock of that stockholder that are subject to the Lock-Up Agreement during each calendar month until September 30, 2006.

(9) Represents warrants held by investors who purchased warrants during 2004 with whom Smart Online has entered into Dribble Out Agreements which provide, in general, for a volume limitation that expires 18 months after effective date of the first registration statement that registers the shares for resale. These warrant shares were covered by Registration Statement No. 333-119385 which became effective February 15, 2005. Consequently, the 18-month volume limitation continues until August 15, 2006. Under these agreements, each such stockholder may sell or transfer up to 33 1/3 of such holder’s shares of Common Stock covered by the Dribble Out Agreements during any rolling 30-day period prior to August 15, 2006.

(10) Represents warrants held by investors who purchased warrants during 2005 with whom Smart Online has entered into Dribble Out Agreements which provide, in general, for a volume limitation that expire six months after the effective date of the registration statement of which this prospectus is a part. Under these agreements, commencing with the effective date of such registration statement, each such stockholder may sell or transfer up to 25% of such holder’s shares of Common Stock covered by the Dribble Out Agreements during any rolling 30-day period prior to the termination of the agreement. As of November 1, 2005, this registration statement has not been filed.

(11) Represents shares issuable pursuant to currently exercisable outstanding warrants and options held by persons with whom Smart Online has not entered into any Lock-Up Agreements or Dribble Out Agreements.

(54) Our Securities May Be Subject to "Penny Stock" Rules, Which Could Adversely Affect Our Stock Price and Make It More Difficult for You to Resell Our Stock.

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

Index

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

Index

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

On or about November 10, 2005, the Smart Online instituted a law suit in the General Court of Justice Superior Court Division in Wake County, North Carolina against X.C.L. Partners, Inc. (“XCL”) seeking a declaratory judgment determining that Smart Online did not enter into a contract with XCL and therefore has no contractual relationship with XCL. Smart Online filed such law suit in response to a letter dated November 3, 2005 from XCL’s attorneys alleging that the Company is in breach of a contract with XCL and demanding, at a minimum, $200,000 plus 121,667 shares of stock of Smart Online. Management has determined with the advice of legal counsel that the claim has no merit.

Approximately three and a half years ago, Smart Online petitioned (as is required under French law) a court in France to allow Smart Online to liquidate Smart Online S.A., a French subsidiary of Smart Online. As a result, Smart Online paid $113,057 to Smart Online S.A. in settlement of all claims against Smart Online. Recently, Michael Nouri, the President and CEO of the Smart Online and the former President and CEO of Smart Online S.A., was sued personally as the legal representative of Smart Online S.A., which suit alleges that Smart Online S.A. suffered unspecified amounts of excess liabilities and seeks to hold Mr. Nouri personally responsible. The Liquidateur for Smart Online, S.A. has agreed to a proposal for settlement offered by Mr. Nouri in the amount of $15,000 Euros (approximately USD $18,750 based on an exchange rate of $1.27 USD per Euro). This agreement is subject to approval by the French court. There can be no assurance this agreement will result in a final settlement on these terms. The Board of Directors of Smart Online has authorized Smart Online to indemnify Mr. Nouri for the amount of any settlement and all legal costs and fees associated with the defense of Mr. Nouri in relation to this matter, because Mr.Nouri was acting on behalf of Smart Online in the liquidation of its French subsidiary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During July 2005, Smart Online sold 90,909 shares of its Common Stock to an existing investor for a price of $5.50 per share resulting in gross proceeds of $500,000. Also during July 2005, Smart Online sold an additional 36,363 shares to a new investor resulting in gross proceeds of $199,997. In connection with this financing, Smart Online incurred stock issuance costs of $70,000 to an entity introduced to Smart Online by an existing shareholder, Doron Roethler.

During August and September 2005, Smart Online sold 786,642 shares of its Common Stock to new and existing investors for a price of $5.50 per share resulting in gross proceeds of $4,326,531. In connection with this financing, Smart Online incurred stock issuance costs of $270,525 to an entity introduced to Smart Online by an existing shareholder, Doron Roethler.

Additionally, in connection with these offerings, Smart Online entered into Registration Rights Agreements with these shareholders under which Smart Online is required to file a registration statement with the SEC to register the shares sold in the offering on or before September 30, 2005. We expect to file this registration statement prior to November 30, 2005. The late filing of the registration statement will require Smart Online paid a penalty to the selling security holders. We anticipate that this penalty will be approximately $18,000 if we file on November 30, 2005.

In October 2005 Smart Online entered into agreements with two foreign firms to provide investor relations services. In connection with these agreements, Smart Online paid each of the investor relations firms $250,000 and issued each of the firms 625,000 shares of our Common Stock. In addition to recording the $500,000 of investor relations expenses for the cash portion of the investor relations fee, we expect to incur non-cash expenses equal to the fair market value of the shares.   Smart Online intends to register these shares in a registration statement on Form S-1 that it expects will be filed prior to November 30, 2005.

These offerings were conducted pursuant to Rule 506 under Regulation D. All the investors are accredited investors. All the investors have prior experience investing in start-up technology companies. All the investors were provided access to all the information they deemed relevant to their investment decisions. All the investors had prior business dealings with one another or with Smart Online. Neither Smart Online nor any person acting on its behalf offered or sold the securities by any general solicitation or general advertising. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or exemption from registration.

The proceeds from this offering will be used to fund Smart Online’s working capital requirements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Index

Item 5. Other Information

(1)	None

Item 6. Exhibits

Exhibits

The Exhibits listed in the Exhibit Index are incorporated herein by reference.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2005

Smart Online, Inc.

/s/ Michael Nouri
Michael Nouri Principal Executive Officer

Smart Online, Inc.

/s/ Scott Whitaker
Scott Whitaker Principal Financial Officer and
Principal Accounting Officer

Index

SMART ONLINE, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certification of Incorporation	SB-2*	333-119385	3.1	9/30/04
3.2	Amended and Restated By-Laws	SB-2*	333-119385	3.1	9/30/04
10.1	2004 Equity Compensation Plan	SB-2*	333-119385	10.1	9/30/04
10.2	2001 Equity Compensation Plan	SB-2*	333-119385	10.2	9/30/04
10.3	1998 Stock Option Plan	SB-2*	333-119385	10.3	9/30/04
10.4	Form of Reorganization Lock-up Proxy and Release Agreement dated 1/01/04 between Online and stockholders of Smart Online	SB-2*	333-119385	10.4	9/30/04
10.5	Form of Lock-up Agreement dated 01/01/04, between Smart Online and stockholders of Smart Online	SB-2*	333-119385	10.5	9/30/04
10.6	Form of Subscription Agreement with lock-up provisions between Smart Online and investors	SB-2*	333-119385	10.6	9/30/04
10.7	Form of Registration Rights Agreement dated as of 02/01/04 between Smart Online and investors	SB-2*	333-119385	10.7	9/30/04
10.8	Employment Agreement dated 04/01/04 with Michael Nouri	SB-2* Amendment 1	333-119385	10.8	11/24/04
10.9	Employment Agreement dated 04/01/04 with Henry Nouri	SB-2* Amendment 1	333-119385	10.9	11/24/04
10.10	Employment Agreement dated 04/01/04 with Ronna Loprete	SB-2* Amendment 1	333-119385	10.10	11/24/04
10.11	Employment Agreement dated 05/01/04 with Jose Collazo	SB-2* Amendment 1	333-119385	10.11	11/24/04
10.12	Employment Agreement dated 05/01/04 with Anil Kamath	SB-2* Amendment 1	333-119385	10.12	11/24/04
10.13	Security Agreement dated 10/13/03 with Smart Online as the Debtor and Michael Nouri, Henry Nouri, Thomas Furr, Ronna Loprete and Eric Nouri as the Secured Parties	SB-2* Amendment 1	333-119385	10.13	11/24/04
10.14	$418,749.93 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Michael Nouri	SB-2* Amendment 1	333-119385	10.14	11/24/04
10.15	$64,602.90 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Michael Nouri	SB-2* Amendment 1	333-119385	10.15	11/24/04
10.16	$398,383.27 Promissory Note dated 04/01/04 from Smart Online as the Debtor to Henry Nouri	SB-2* Amendment 1	333-119385	10.16	11/24/04
10.17	$116,507.60 Promissory Note dated 04/30/04 from Smart Online as the Debtor Thomas Furr	SB-2* Amendment 1	333-119385	10.17	11/24/04
10.18	$92,500 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Ronna Loprete	SB-2* Amendment 1	333-119385	10.18	11/24/04
10.19	$47,740.18 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Eric Nouri	SB-2* Amendment 1	333-119385	10.19	11/24/04
10.20	Standstill and Interest Modification Agreement dated 12/22/04 with Michael Nouri	SB-2* Amendment 2	333-119385	10.20	12/23/04
10.21	Standstill and Interest Modification Agreement dated 12/22/04 with Henry Nouri	SB-2* Amendment 2	333-119385	10.21	12/23/04
10.22	Standstill and Interest Modification Agreement dated 12/22/04 with Thomas Furr	SB-2* Amendment 2	333-119385	10.22	12/23/04
10.23	Standstill and Interest Modification Agreement dated 12/22/04 with Ronna Loprete	SB-2* Amendment 2	333-119385	10.23	12/23/04
10.24	Standstill and Interest Modification Agreement dated 12/22/04 with Eric Nouri	SB-2* Amendment 2	333-119385	10.24	12/23/04

Index

10.25	Amended and Restated Integration Program Agreement for Vmail and Internet Messenger Engine dated 04/30/03 with Smart IL, Ltd.	SB-2* Amendment 1	333-119385	10.25	11/24/04
10.26	Amendment to Amended and Restated Integration Program Agreement dated 10/29/03 with Smart IL, Ltd.	SB-2* Amendment 1	333-119385	10.25	11/24/04
10.27	Form of Subscription Agreement with Smart Online and Year 2005 investors					X
10.28	Form of Dribble-Out Agreement between Smart Online and Year 2005 investors					X
10.29	Form of Registration Rights Agreement between Smart Online and Year 2005 investors					X
10.30	Asset Purchase Agreement dated as of October 4, 2005 by and among Smart Online, Inc., SmartCRM, Computility, Inc. and certain shareholders of Computility, Inc. (Nonmaterial schedules and exhibits identified in the Asset Purchase Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. Smart Online agrees to furnish supplementally to the Commission upon request by the Commission a copy of any omitted schedule or exhibit.)	Current report on Form 8-K	001-32634	2.1	10/7/05
10.31	Stock Purchase Agreement dated as of October 17, 2005 by and among Smart Online, Inc., iMart Incorporated and the shareholders of iMart Incorporated. (Nonmaterial schedules and exhibits identified in the Stock Purchase Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. Smart Online agrees to furnish supplementally to the Commission upon request by the Commission a copy of any omitted schedule or exhibit.)	Current report on Form 8-K	001-32634	2.1	10/24/05
10.32	Employment Agreement dated as of October 17, 2005 by and among Smart Online, Inc., iMart Incorporated and Gary Mahieu	Current report on Form 8-K	001-32634	2.2	10/24/05
10.33	Employment Agreement dated as of October 17, 2005 by and among Smart Online, Inc., iMart Incorporated and Randy Purdy.	Current report on Form 8-K	001-32634	2.3	10/24/05
10.34	Lock-Box Agreement dated as of October 17, 2005, by and among Smart Online, Inc., iMart Incorporated and the Shareholders of iMart Incorporated.	Current report on Form 8-K	001-32634	2.4	10/24/05
10.35	Consulting Agreement, dated October 4, 2005, by and between Smart Online, Inc. and Berkley Financial Services Ltd.	Current report on Form 8-K	001-32634		11/10/05
10.36	Consuting Agreement, dated October 26, 2005, by and between Smart Online, Inc. and General Investments Capital (GIC) Ltd.	Current report on Form 8-K	001-32634		11/10/05
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X
32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350					X
32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350					X

*Form SB-2 was later converted to Form S-1 by post-effective amendment No. 1