Form 10-Q/A
period 2005-06-30
SMART ONLINE INC
filed 2005-11-22
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10-Q/A
(Amendment No.1)
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

Smart Online, Inc.

INDEX

PART I. FINANCIAL INFORMATION

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to restate the unaudited financial statements of Smart Online, Inc. (the “Company”) for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission (“SEC”) on August 15, 2005 to correct the accounting treatment of certain warrants. As originally filed in its Form 10-Q, Smart Online incorrectly reported $506,000 of expense associated with certain warrants issued during 2003. Since these warrants were part of permanent equity, Smart Online should not have applied the mark to market provisions of Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock.  The Items which are amended and restated herein are:

1.    Part I, Item 1 - Financial Statements (including applicable footnotes);
2.    Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (including Risk Factors); and
3.    Part II, Item 6 - Exhibits

Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the August 15, 2005 filing of our Quarterly Report on Form 10-Q in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented, as deemed necessary in connection with the completion of restated financial statements.

The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 in the form filed with the SEC on August 15, 2005.  These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.  While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Smart Online, Inc.
Balance Sheets

Assets	June 30, 2005 (Unaudited) (Restated)	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$552,407	$173,339
Marketable securities	-	395,000
Accounts receivable, net	30,706	30,904
Other accounts receivable	-	43,455
Prepaid expenses	259,739	24,850
Total current assets	842,852	667,548
PROPERTY AND EQUIPMENT, net	141,600	75,636
INTANGIBLE ASSETS, net	15,394	16,623
OTHER ASSETS	13,540	13,894
TOTAL ASSETS	$1,013,386	$773,701
CURRENT LIABILITIES:
Accounts payable	$190,283	$186,382
Accrued payroll	160,088	110,079
Accrued payroll taxes, penalties and interest	11,528	574,827
Deferred revenue	531,479	721,689
Total current liabilities	893,378	1,592,977
LONG-TERM LIABILITIES:
Deferred compensation, notes payable and interest	-	1,091,814
Total long-term liabilities	-	1,091,814
Total liabilities	893,378	2,684,791

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 45,000,000 shares authorized, shares issued and outstanding: June 30, 2005 - 12,498,435; December 31, 2004 —11,631,832	12,498	11,632
Additional paid-in capital	38,000,363	34,809,832
Accumulated deficit	(37,892,853)	(36,732,554)
Total stockholders' equity (deficit)	120,008	(1,911,090)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,013,386	$773,701

See Notes to Financial Statements

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Restated)		(Restated)
REVENUES:
Integration fees	$252,198	$89,931	$381,720	$193,750
Syndication fees	103,602	30,621	195,642	61,242
OEM revenue	12,000	13,750	24,000	28,436
Web services	25,731	18,276	40,890	34,990
Other revenues	12,585	755	17,102	2,130
Related party revenues	-	82,512	-	165,025
Total revenues	406,116	235,845	659,354	485,573

COST OF REVENUES	21,911	43,408	53,638	100,427

GROSS PROFIT	384,205	192,437	605,716	385,146

OPERATING EXPENSES:
General and administrative	724,162	593,250	1,243,198	1,042,507
Sales and marketing	287,946	179,232	582,678	277,631
Development	246,403	127,643	501,630	292,021

Total operating expenses	1,258,511	900,125	2,327,506	1,612,159

LOSS FROM OPERATIONS	(874,306)	(707,688)	(1,721,790)	(1,227,013)

OTHER INCOME (EXPENSE):
Interest income (expense), net	4,197	(6,945)	10,195	(114,597)
Gain on debt forgiveness	9,293	21,847	556,634	49,395

Total other income (expense)	13,490	14,902	566,829	(65,202)
NET LOSS	(860,816)	(692,786)	(1,154,961)	(1,292,215)
Preferred stock dividends and accretion of discount on preferred stock	-	-	-	(2,215,625)
Accretive dividend issued in connection with registration rights agreement	(3)	-	(3)	-
Converted preferred stock inducement cost	-	-	-	(3,225,410)
Net loss attributed to common stockholders	$(860,819)	$(692,786)	$(1,154,964)	$(6,733,250)
NET LOSS PER SHARE:
Net loss attributed to common stockholders - Basic and Diluted	$(0.07)	$(0.06)	$(0.10)	$(0.75)
SHARES USED IN COMPUTING NET LOSS PER SHARE Basic and Diluted	12,387,333	10,722,507	12,110,013	9,022,107

See notes to financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Restated)		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(860,819)	$(692,786)	$(1,154,964)	$(1,292,215)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	13,155	11,975	24,248	22,079
Common shares, warrants, or options issued in lieu of compensation	79,279	-	79,279	161,000
Common shares issued for extension of loan	-	-	-	75,000
Issuance of warrants	-		19,231
Gain on debt forgiveness	(9,293)	(21,847)	(556,634)	(49,395)
Changes in assets and liabilities:
Accounts receivable	(18,517)	(28,506)	198	29,720
Related party receivable		5,625		38,682
Other accounts receivable	(4,999)	4,583	33,769	(13,750)
Prepaid expenses	(185,422)	8,559	(225,203)	(17,116)
Legal settlement obligation	-	(181,563)	-	(181,563)
Other assets	3,653	-	1,433	-
Deferred revenue	(142,382)	(117,261)	(190,210)	(300,981)
Accounts payable	(26,477)	214,003	31,332	(128,691)
Accrued payroll	43,741	28,345	55,961	29,717
Accrued payroll taxes payable	(49,341)	25,352	(49,341)	(965,506)
Accrued interest payable	-	3,166	-	(134,998)
Deferred compensation, notes payable, and interest	-	(35,649)	(1,091,814)	(76,343)
Net cash used in operating activities	(1,157,422)	(776,004)	(3,022,715)	(2,651,674)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(34,841)	(24,264)	(86,104)	(24,908)
Redemption of marketable securities	-	-	395,000	-
Net cash provided by (used in) investing activities	(34,841)	(24,264)	308,896	(24,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	-	-	-	(350,000)
Repayments from stockholder	-	-	-	(86,480)
Issuance of common stock	357,887	1,045,142	3,092,887	3,333,641
Net cash provided by financing activities	357,887	1,045,142	3,092,887	2,897,161
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(834,376)	244,874	379,068	220,579
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,386,783	77,191	173,339	101,486
CASH AND CASH EQUIVALENTS, END OF PERIOD	$552,407	$322,065	$552,407	$322,065

Supplemental disclosures:
Cash payment during the period for interest:	$-	$-	$154,288	$164,055

Non-cash financing activities:
Non-cash accretion of preferred stock redemption value	$-	$-	$-	$2,215,625
Conversion of preferred stock into common stock	$-	$-	$-	$19,724,839

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

	Three Months Ended		Six Months Ended
	June 30, 2005 (Restated)	June 30, 2004	June 30, 2005 (Restated)	June 30, 2004
Net loss attributed to
common stockholders:
As reported	$(860,819)	$(692,786)	$(1,154,961)	$(6,733,250)
Add: Compensation cost
recorded at intrinsic value	-	-	-	161,000
Less: Compensation cost using
the fair value method	(62,352)	(113,658)	(96,404)	(382,483)
Pro forma	$(923,171)	$(806,444)	$(1,251,365)	$(6,954,733)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Reported net loss attributed to
common stockholders:
Basic and diluted	$(0.07)	$(0.06)	$(0.10)	$(0.75)

Pro forma net loss per share:
Basic and diluted	$(0.07)	$(0.08)	$(0.10)	$(0.77)

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

7.  Restatement

Smart Online, in consultation with BDO, has determined that it incorrectly applied certain provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.  Specifically, Smart Online incorrectly recorded $506,000 of general and administrative expense during the second quarter of 2005 related to a mark to market adjustment of certain warrants. Since these warrants were part of permanent equity, Smart Online should not have applied the mark to market provisions of EITF 00-19. Accordingly, the net loss for the quarter ended June 30, 2005 has been reduced by $506,000.

The restatements for the quarter and six months ended June 30, 2005 are summarized as follows:

Balance sheets:

	June 30, 2005
	Previously	As
	reported	restated

Additional paid-in capital	38,506,363	38,000,363
Accumulated deficit	(38,398,853)	(37,892,853)

Statements of operations:

	Three months ended		Six months ended
	June 30, 2005		June 30, 2004
	Previously	As	Previously	As
	reported	restated	reported	restated
General and administrative expense	$1,230,162	$724,162	$1,749,198	$1,243,198
Total operating expenses	1,764,511	1,258,511	2,833,506	2,327,506
Loss from operations	(1,380,306)	(874,306)	(2,833,506)	(1,721,790)
Net loss	(1,366,816)	(860,816)	(1,660,961)	(1,154,961)
Net loss attributed to common stockholders	(1,366,819)	(860,819)	(1,660,964)	(1,154,964)
Net loss attributed to common stockholders - basic and diluted	$(0.11)	$(0.07)	$(0.14)	$(0.10)

8. Subsequent Events

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

Overview

The results of operations presented below reflect certain restatements to our previously reported results of operations for the three and six months ended June 30, 2005.  See Note 7 of the Notes to Financial Statements.

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

Operating expenses increased from $900,125 during the second quarter of 2004 to $1,258,511 for the second quarter of 2005. As discussed below, the principal factors resulting in the increase in operating expense were (1) an increase of approximately $113,000 in consulting expenses, an increase of approximately $53,000 in travel related expenses, and an increase in expenses associated with the Sarbanes-Oxley Act, (2) the hiring of three additional sales staff, the use of consultants to assist in the development and implemenation of our sales strategy, and referral fees paid to our integration and syndication partners, and (3) additional programming, database management, quality assurance, and project management resources in the development function to support the on-going development of the OneBiz ConductorSM product.

Net loss increased from $692,786 in the second quarter of 2004 to $860,816 in the second quarter of 2005. The above net losses equated to a loss per share of $0.07 during the second quarter of 2005 and a loss per share of $0.06 during the second quarter of 2004 based on 12,387,333 and 10,722,507 weighted average shares outstanding, respectively.

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

Operating expenses increased from $1,612,159 during the first half of 2004 to $2,327,506 for the first half of 2005. As discussed below, the principal factors resulting in the increase in operating expense were (1) ) an increase of approximately $70,000 in consulting expenses, an increase of approximately $53,000 in travel related expenses, and an increase of approximately $153,000 in accounting and consulting fees associated with complying with public company reporting requirements and the Sarbanes-Oxley Act , (2)increased barter advertising, consulting fees, and additional sales staff in sales and marketing, and (3) additional programming, database management, quality assurance, and project management resources in the development function to support the on-going development of the OneBiz ConductorSM product.

Net loss decreased from $6,733,250 in the first half of 2004 to $1,154,964 in the first half of 2005. In addition to the revenue and expense factors noted above, the decrease in net loss was also attributable to a $507,238 increase in one-time gains resulting from debt forgiveness. Additionally, the first half 2004 net loss included $2,215,625 of expense related to preferred stock dividends and accretion of discount on the preferred stock prior to its conversion to Common Stock later during the same quarter and $3,225,410 of expense related to an accretive dividend issued in connection with a registration rights agreement.

The above net losses equated to a loss per share of $0.10 during the first half of 2005 and a loss per share of $0.75 during the first half of 2004 based on 12,110,013 and 9,022,107 weighted average shares outstanding, respectively.

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

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30, 2005 (Restated)	June 30, 2004	June 30, 2005 (Restated)	June 30, 2004
OPERATING EXPENSES:
General and administrative	$724,162	$593,250	$1,243,198	$1,042,507
Sales and marketing	287,946	179,232	582,678	277,631
Development	246,403	127,643	501,630	292,021

Total operating expenses	$1,258,511	$900,125	$2,327,506	$1,612,159

Three months ended June 30, 2005 and 2004

General and Administrative- General and administrative expenses increased by $130,912 from $593,250 in the second quarter of 2004 to $724,162 in the same period of 2005 primarily as a result of an increase of approximately $113,000 in consulting expenses, an increase of approximately $53,000 in travel related expenses, and an increase in expenses associated with the Sarbanes-Oxley Act. These increases were offset in part by a decrease of approximately $71,000 in legal and professional fees. The increase in consulting fees is attributable to approximately $68,000 of expense associated with the issuance of stock options to a strategic consultant and fees to various consultants engaged by the company to assist with public relations, investor relations, financing, and strategic planning. The increase in travel related expenses is primarily related to an increase in travel associated with investor relations and presentations to investor prospects.

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

Six Months Ended June 30, 2005 and 2004

General and Administrative- General and administrative expenses increased by $200,691 from $1,042,507 in the six months ended 2004 to $1,243,198 in the same period of 2005. As noted in the discussion of second quarter results, this increase was primarily as a result of an increase of approximately $70,000 in consulting expenses, an increase of approximately $53,000 in travel related expenses, and an increase of approximately $153,000 in accounting and consulting fees associated with complying with public company reporting requirements and the Sarbanes-Oxley Act. The increase in consulting fees is attributable to approximately $68,000 of expense associated with the issuance of stock options to a strategic consultant and fees to various consultants engaged by the company to assist with public relations, investor relations, financing, and strategic planning. The increase in travel related expenses is primarily related to an increase in travel associated with investor relations and presentations to investor prospects. These increases were offset in part by a $45,000 decrease in legal and professional fees. Additionally, general and administrative expense for the first six months of 2004 included $66,287 of expense related to stock options for which there was $0 in the 2005 period.

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

Through June 30, 2005, we have lost an aggregate of approximately $38.0 million since inception on August 10, 1993. During the six months ended June 30, 2005 and the year ended December 31, 2004, we suffered a net loss of approximately $1.2 million and $8.3 million, respectively. At June 30, 2005, we had approximately a $51,000 deficit in working capital. Our working capital is not sufficient to fund our operations for the next year, unless we substantially increase our revenue, limit expenses or raise substantial additional capital. At June 30, 2005, we had cash and cash equivalents totaling $552,407 and we had only nominal tangible assets. If we do not rectify these deficiencies, we may have to cease operations and liquidate our business. Because we have only nominal tangible assets, you may lose your entire investment.

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

Smart Online has determined, in consultation with BDO, that its expenses for the quarter ended June 30, 2005 were overstated by $506,000.  See Note 7 of Notes to Financial Statements regarding the cause of the restatement of our financial statements for the quarter ended June 30, 2005.

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

Dated: November 22, 2005

Smart Online, Inc.

/s/ Michael Nouri
Michael Nouri Principal Executive Officer

Smart Online, Inc.

/s/ Scott Whitaker
Scott Whitaker Principal Financial Officer and
Principal Accounting Officer

SMART ONLINE, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certification of Incorporation	SB-2	333-119385	3.1	9/30/04
3.2	Amended and Restated By-Laws	SB-2	333-119385	3.1	9/30/04
10.1	2004 Equity Compensation Plan	SB-2	333-119385	10.1	9/30/04
10.2	2001 Equity Compensation Plan	SB-2	333-119385	10.2	9/30/04
10.3	1998 Stock Option Plan	SB-2	333-119385	10.3	9/30/04
10.4	Form of Reorganization Lock-up Proxy and Release Agreement dated 1/01/04 between Online and stockholders of Smart Online	SB-2	333-119385	10.4	9/30/04
10.5	Form of Lock-up Agreement dated 01/01/04, between Smart Online and stockholders of Smart Online	SB-2	333-119385	10.5	9/30/04
10.6	Form of Subscription Agreement with lock-up provisions between Smart Online and investors	SB-2	333-119385	10.6	9/30/04
10.7	Form of Registration Rights Agreement dated as of 02/01/04 between Smart Online and investors	SB-2	333-119385	10.7	9/30/04
10.8	Employment Agreement dated 04/01/04 with Michael Nouri	SB-2 Amendment 1	333-119385	10.8	11/24/04
10.9	Employment Agreement dated 04/01/04 with Henry Nouri	SB-2 Amendment 1	333-119385	10.9	11/24/04
10.10	Employment Agreement dated 04/01/04 with Ronna Loprete	SB-2 Amendment 1	333-119385	10.10	11/24/04
10.11	Employment Agreement dated 05/01/04 with Jose Collazo	SB-2 Amendment 1	333-119385	10.11	11/24/04
10.12	Employment Agreement dated 05/01/04 with Anil Kamath	SB-2 Amendment 1	333-119385	10.12	11/24/04
10.13	Security Agreement dated 10/13/03 with Smart Online as the Debtor and Michael Nouri, Henry Nouri, Thomas Furr, Ronna Loprete and Eric Nouri as the Secured Parties	SB-2 Amendment 1	333-119385	10.13	11/24/04
10.14	$418,749.93 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Michael Nouri	SB-2 Amendment 1	333-119385	10.14	11/24/04
10.15	$64,602.90 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Michael Nouri	SB-2 Amendment 1	333-119385	10.15	11/24/04
10.16	$398,383.27 Promissory Note dated 04/01/04 from Smart Online as the Debtor to Henry Nouri	SB-2 Amendment 1	333-119385	10.16	11/24/04
10.17	$116,507.60 Promissory Note dated 04/30/04 from Smart Online as the Debtor Thomas Furr	SB-2 Amendment 1	333-119385	10.17	11/24/04
10.18	$92,500 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Ronna Loprete	SB-2 Amendment 1	333-119385	10.18	11/24/04
10.19	$47,740.18 Promissory Note dated 04/30/04 from Smart Online as the Debtor to Eric Nouri	SB-2 Amendment 1	333-119385	10.19	11/24/04
10.20	Standstill and Interest Modification Agreement dated 12/22/04 with Michael Nouri	SB-2 Amendment 2	333-119385	10.20	12/23/04
10.21	Standstill and Interest Modification Agreement dated 12/22/04 with Henry Nouri	SB-2 Amendment 2	333-119385	10.21	12/23/04
10.22	Standstill and Interest Modification Agreement dated 12/22/04 with Thomas Furr	SB-2 Amendment 2	333-119385	10.22	12/23/04
10.23	Standstill and Interest Modification Agreement dated 12/22/04 with Ronna Loprete	SB-2 Amendment 2	333-119385	10.23	12/23/04
10.24	Standstill and Interest Modification Agreement dated 12/22/04 with Eric Nouri	SB-2 Amendment 2	333-119385	10.24	12/23/04

10.25	Amended and Restated Integration Program Agreement for Vmail and Internet Messenger Engine dated 04/30/03 with Smart IL, Ltd.	SB-2 Amendment 1	333-119385	10.25	11/24/04
10.26	Amendment to Amended and Restated Integration Program Agreement dated 10/29/03 with Smart IL, Ltd.	SB-2 Amendment 1	333-119385	10.26	11/24/04
10.27	Form of Lock-up Proxy and Release Agreement dated January 1, 2004 Between Smart Online and stockholders of Smart Online	10-Q	333-119385	10.27	08/15/05
10.28	Form of Subscription Agreement with lock-up provisions between Smart Online and investors	10-Q	333-119385	10.28	08/15/05
10.29	Form of Registration Rights Agreement between Smart Online and investors	10-Q	333-119385	10.29	08/15/05
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)					X
32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350					X
32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350					X