Form 10-K
period 2005-12-31
SMART ONLINE INC
filed 2006-07-11
CIK 1113513

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 333-119385

SMART ONLINE, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4439334
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2530 Meridian Parkway, Second Floor Durham, North Carolina	27713
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (919) 765-5000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 7, 2006 was approximately $15,259,286 million based upon a closing price of $1.90 on July 6, 2006 and 8,031,203 shares of Common Stock outstanding as of July 7, 2006 held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SMART ONLINE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

i

PART I

ITEM 1. BUSINESS

Smart Online, Inc. (“Smart Online”) was incorporated under the laws of Delaware on August 10, 1993. Our executive offices are located at 2530 Meridian Parkway, 2nd Floor, Durham, North Carolina 27713, and our telephone number is (919) 765-5000.

Refer to “ITEM 1A. RISK FACTORS” and a “Special Note Regarding Forward Looking Statements.”

Special Note Regarding
FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. You can identify these statements by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. Examples of sections containing forward-looking statements include “ITEM 1. BUSINESS” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described under “ITEM 1A. RISK FACTORS” and elsewhere in this report, as well as in other filings we may make from time to time with the United States Securities and Exchange Commission. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any such forward-looking statements.

Overview. We develop and market Internet-delivered Software-as-a-Service (SaaS) software applications and data resources for small businesses with one to one hundred employees. Our solutions are designed to automate and streamline business processes, reduce operating costs and improve internal controls

History. Incorporated in Delaware in 1993, we focus on the market for small business software applications. Our initial offerings were on diskettes and later became CD-ROM-based. Since year 2000, our products have been primarily offered through an Internet-based platform. Computility, Inc, which we acquired in October 2005, was started in 1999 under the name Harvest Services and changed its name to Computility, Inc. in 2003. iMart Incorporated, which we acquired in October 2005, was incorporated in 1999 and merged with Winsoft, Inc. in 2001.

Recent Developments. On March 30, 2006, we sold 400,000 shares of its common stock to Atlas Capital, S.A., an existing stockholder, for a price of $2.50 per share resulting in gross proceeds of $1,000,000. we incurred immaterial issuance costs related to this stock sale. As part of this sale, Atlas received contractual rights to purchase shares at a lower price should we enter into a private placement agreement in the future in which we sell shares of its common stock for less than $2.50 per share. In connection with this financing, Berkley Financial Services, Ltd. may claim that it is entitled to a fee of $100,000 under an investment banking letter agreement dated February 23, 2005. We sent Berkley a notice of termination of this agreement in March 2006.

On June 29, 2006, we sold 400,000 shares of its common stock to an existing investor for a price of $2.50 per share resulting in gross proceeds of $1,000,000. we incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley Financial Services, Ltd. may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

On July 6, 2006, we sold 100,000 shares of its common stock to an existing investor for a price of $2.50 per share resulting in gross proceeds of $250,000. we incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley Financial Services, Ltd. may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

On January 17, 2006, the Securities and Exchange Commission (the “SEC”) temporarily suspended the trading of the securities of the Company. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for the our stock By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result of the SEC’s suspension, NASDAQ withdrew its acceptance of our application to have our common stock traded on the NASDAQ Capital Market Simultaneously with the suspension, the SEC advised us that it is conducting a non-public investigation. While we continue to cooperate with the SEC, we are unable to predict at this time whether the SEC will take any adverse action against us. See Item 3 of this report and Risk Factors (43) and (50) for additional information regarding the SEC action.

In March 2006, our Board of Directors authorized its Audit Committee to conduct an internal investigation of matters relating to the SEC suspension and investigation. The Audit Committee retained independent outside legal counsel to assist in conducting the investigation. On July 7, 2006, the independent outside legal counsel shared final findings with the Audit Committee, which were then shared with the full Board of Directors. The Audit Committee did not conclude that any of our officers or directors have engaged in fraudulent or criminal activity. However, it did conclude that we lacked an adequate control environment, and has taken action to address certain conduct of management that was revealed as a result of the investigation. The Audit Committee concluded that the control deficiencies primarily resulted from our transition from a private company to a publicly reporting company and insufficient preparation for, focus on and experience with compliance requirements for a publicly reporting company. As one of the results of these findings, Mr. Jeffrey LeRose was appointed to the position of non-executive Chairman of the Board of Directors to separate the leadership of the Board of Directors from the management of the Company, which is a recommended best practice for solid corporate governance. Mr. Nouri has stepped down as Chairman of the Board of Directors, but will continue to serve as our president, chief executive officer and as a member of the Board of Directors. A discussion of the significant deficiencies that were identified by the Audit Committee and related remediation efforts can be found in Item 9A of this report.

After the end our fiscal year, two of our directors resigned because of the time commitments required to adequately perform their duties as a directors, and the current Audit Committee is made up of one independent director. Our Audit Committee is currently conducting a search for additional independent Board members.

In our Form 10-K for the year ended December 31, 2004, we previously disclosed to investors that we planned to (i) introduce to the market new software applications, together with a new technology platform called OneBizSM platform, (ii) acquire additional products by acquiring other companies and (iii) change our marketing and sales strategy to focus on generating monthly subscription revenue from small business users. Since the beginning of 2005, we have substantially revamped our product offerings, and we acquired other companies with new products and historical revenues that were approximately 500% of our 2004 revenue. These events have also substantially changed our operations by increasing our customer base, adding new software applications to our previously existing line of software tools, and improving our technology platform. We have summarized these recent developments below in three categories: “New Software Applications,” “Recent Transactions” and “New Marketing and Sales Strategy.”

A substantial potion of our 2005 consolidated revenue is attributable to the sales of our newly acquired subsidiaries’ standalone products and services. Although both subsidiaries were acquired in the fourth quarter of 2005, their sales accounted for approximately 50% of our consolidated 2005 annual revenue. We expect our 2006 consolidated revenue to be heavily reliant on these standalone sales while we integrate their technologies into our platform.

We derive subscription revenue primarily from our stand alone Sales Force Automation/Customer Relationship Management application, our stand alone e-Commerce application. At the end of 2005, we began to generate a small amount of revenue from subscriptions to our main portal, www.SmartOnline.com. Since mid-January 2006, the number of subscribers to our software products at our main portal has declined. Customers have been having some difficulty accessing the services offered on our website and product bundling. We do not know whether this difficulty is the cause of the decrease in subscribers, but we have recently redesigned our website. Because our market consists almost exclusively of small businesses, ease-of-use is always a priority to these customers. We are continuously evaluating whether our software meets the needs of our customers and what improvements are necessary, including upgrades to our accounting software, which we know are needed to make our accounting application more competitive with other products.

New Software Applications. Our new software applications are described briefly below. Unless indicated otherwise below, these applications are being delivered through our OneBizSM platform as a suite of bundled applications and tools, which we believe will become part of the essential functions of the small business enterprises we are targeting as customers.

•
Unified Dashboard Application. Our customizable dashboards provide a snapshot of real-time business information in a single view. Our dashboards allow users to monitor key business information about their company and employees. Each subscriber can customize the dashboard to best suit their own company.

•
Accounting Application. Our Accounting Application is a daily-use web based application that allows users to create and maintain their accounting books online in a secure fashion. This application contains standard accounting features aimed at the small business user. Since the introduction of this application, we have received feedback from both customers and an accounting consultant that we should improve this application. We are improving our accounting application based on this feedback.

•
Human Resource Center Application. Our Human Resource Center Application is a daily-use application designed to allow companies to manage their employee information online, including compensation, attendance records, timesheets, HR documents and beneficiary information.

•
Sales Force Automation (SFA)/Customer Relationship Management (CRM) Application. Our SFA/CRM application is designed to allow companies to manage people and the sales and marketing processes more effectively by offering the capability to collaborate and share information and standardize business processes into a single real-time system. In mid-May of 2006, we started selling a simplified version of the SFA/CRM Software into our application suite. We also continue to sell this product as a stand-alone application through our wholly-owned subsidiary, Smart CRM, Inc.

•
e-Commerce Application. Our e-Commerce applications are designed to provide rapid website design and launch; inventory query; shopping cart; financial transactions; shipping, and; business to business communication. When we acquired this product, we had targeted to begin selling it on our OneBizSM platform during 2006. We are currently evaluating whether we will be able to integrate some of the features of this application into our application suite during 2006. Until we do, we will sell this application only as a stand alone product.

•	Calendar Application. Our Calendar Application provides users with an online calendar.

•	Contacts Application. Our Contacts Application provides users with an online business contact management system.

2005 Acquisitions. In August 2005, we acquired rights to an accounting software engine from a software development company and co-developed our accounting software application with that developer. We have exclusive rights to the accounting application and non-exclusive rights to the software engine included in the application. We are currently working with this developer to complete and improve the accounting application.

In October 2005, we acquired the business of Computility, Inc., which consisted primarily of the Sales Force Automation (SFA) and Customer Relationship Management (CRM) Software described above. In 2005, Computility’s revenues, which include both hardware and software sales, were approximately $2 million, of which approximately $547,000 was generated after we acquired Computility on October 4, 2005 and are included in our consolidated revenue. See “ITEM 6. SELECTED FINANCIAL DATA” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for additional information about the financial impact of this acquisition on our business.

In October 2005, we acquired the business of iMart Incorporated, which consisted primarily of the e-Commerce applications described above. In 2005, revenues were approximately $3.7 million, of which $800,000 was generated after we acquired iMart on October 18, 2005 and are included in our consolidated revenue. See “ITEM 6. SELECTED FINANCIAL DATA” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS” for additional information about the financial impact of this acquisition on our business.

New Marketing and Sales Strategy. We believe these recent product releases and transactions described above position our business for growth by offering new products and services and the potential for cross selling existing products and services to new customers, including customers of the companies we acquired. However, we have not yet started our cross-selling efforts as we have focused on other aspects of integrating these new applications into our suite. We plan to begin implementing this program in the second half of 2006. We consider strategic opportunities to acquire products and technology to advance our business strategy. In addition, we may divest ourselves of products or technologies that are not within our continually evolving business strategy.

Goals for 2006. We believe we made significant progress during 2005 and the first part of 2006. Our primary goals for the remainder of 2006 are as follows:

•
Continue to enhance our products, improve our website design and identify acquisitions that allow us to expand the products we offer and to grow our customer base assuming the company is successful in raising additional capital for this purpose, although the SEC investigation and its effect on trading in our stock may make acquisitions and raising capital difficult.

•
We will be working to increase the total number of subscribers to our platform by executing a marketing strategy which will include efforts to cross sell our products to the customers of Computility and iMart, sell subscriptions in volume to syndication partners for distribution to small businesses, increase the number of our syndication partners and work more closely with our syndication partners to increase the number of small business subscribers who purchase access to our software through the websites of our syndication partners. Implementing this strategy will require both improving our products and adding sales and marketing personnel, including an evaluation of whether our current technology portfolio accurately reflects our business strategy. We will need to raise additional capital to finance our plans.

Channels. Small business users can access our products directly through our portal at www.SmartOnline.com, and the websites we acquired from iMart and Computility. We can reach small businesses through private label syndication partnering agreements pursuant to which we offer our products on the web sites of major companies and financial institutions and through barter and other transactions with media companies, although our primary products are not yet available on the websites of our syndication partners. We have syndication agreements with J.P. Morgan Chase as successor to BankOne, Union Bank of California, www.Inc.com and www.FastCompany.com web sites, and Business Week Online. On May 19, 2006, we entered into an amendment to the syndication agreement with Union Bank of California. The amendment renews the term of the agreement between the parties for an additional one-year term, commencing on June 16, 2006.

We plan to update the websites of our syndication partners to our OneBizSM platform in the second half of 2006. We have contacted these partners to determine a strategy for undertaking this migration process. At this time, all of our private label syndication partners have indicated their desire to migrate their website to our new OneBizSM platform with the exception of www.Inc.com and www.FastCompany.com which were recently acquired and are currently evaluating this future strategy.

We are discussing a new pricing model with potential new partners that requires our partners to purchase a volume of subscriptions for the small business users of their websites. This would replace our existing pricing system in which we charge an installation and monthly support fees. It is still too early to determine whether a syndication partner will decide to make volume purchases from us.

Software-as-a-Service (SaaS) Advantages. We believe our Software-as-a-Service (SaaS) model is beneficial to small business owners because:

•
SaaS is less expensive compared to software distributed by other means and offers predictable implementation and management costs. Companies pay a monthly or annual per-user subscription fee for access to software services and are spared up-front costs of buying hardware and software and hiring specialized IT personnel. The price tag of SaaS solutions typically runs about one-third of the cost of deploying similar software in-house.

•
SaaS offers customers lower risk and faster return-on-investment. With reduced overhead investment and quicker implementation, customers can afford to try SaaS applications and gain benefits more quickly.

•
Customers generally report that SaaS is easier to use, requiring less training. Use of familiar Web interfaces makes it easy for customer administrators and end users to use new software, resulting in higher end-user adoption and lower training costs.

•
SaaS enables vendors to provide more responsive service and support. SaaS vendors know in real-time how their customers use the system and which features work and don’t work. Problems need be fixed only once for the benefit of all customers.

Software Applications, Tools and Services

We provide a wide range of Internet-based software applications, content, data and services to and for small businesses. Applications and products are available in a bundle, and some are available on a stand alone basis, for a monthly subscription fee.

•	Unified Dashboard
•	Accounting
•	Human Resource Management
•	Sales Force Automation/Customer Relationship Management
•	e-Commerce
•	Calendars
•	Contacts
•	Business & Government Forms
•	Business Letters
•	Business Plan
•	Secured Instant Messenger
•	Additional Business Tools (See Complete List Below)

Premium Services. Premium Services are only offered as a one-time fee and not as part of a monthly subscription at this point. Premium Services include the following:

•	Business Plan Writing & Evaluation
•	Business Incorporation
•	Direct Mailing List

•	Press Release Service
•	Domain Name Registration

Product Descriptions

We believe it is useful in understanding our business to divide our software products into two broad categories based on how we believe small businesses will utilize the products: Applications and Tools. Applications are software products that we believe will be utilized by small businesses on a regular basis and that will become key assets of their businesses. Tools are software programs that we believe will be utilized from time-to-time as specific problems arise. We also offer CD-ROM products. Most of our Applications have been released during the past year. Most of our Tools and our CD-ROM products are older products.

Applications

Our Software Applications include the following:

- Unified Dashboard Application. Our customizable dashboards provide a snapshot of real-time business information in a single view, allowing users to monitor key business information about their company and employees.

- Accounting Application. Our Accounting Application is an intuitive, easy-to-use, daily-use web based application that allows users to create and maintain their accounting books online in a secure fashion. This application contains standard accounting features aimed at the small business user. Since the introduction of this application, we have received feedback from both customers and an accounting consultant. As with all of our applications, we are improving our accounting application based on this feedback.

- Human Resource Center Application. Our Human Resource Center Application is a daily-use application designed to allow companies to manage online their employee information, compensation, attendance records, timesheets, HR documents and beneficiary information

- Sales Force Automation (SFA)/Customer Relationship Management (CRM) Application. Our SFA/CRM Application is a comprehensive application that is designed to allow companies to manage people and the sales and marketing processes more effectively by offering the capability to collaborate and share information and standardize business processes into a single real-time system. We recently began the process of integrating our SFA/CRM Software into our application suite. We released a simplified version of the SFA/CRM product as part of our application suite in May of 2006.

- e-Commerce Application. Our e-Commerce application provides rapid website design and launch; inventory query; shopping cart; financial transactions; shipping, and; business to business communication for small businesses. We are currently evaluating whether individual features of the e-Commerce software will be integrated into our application suite in 2006.

- Calendar Application. Calendar Application provides users with a full, easy-to-use online calendar.

- Contacts Application. Our Contacts Application provides users with an extensive, easy-to-use online business contact management system.

Our Software Applications are described in greater detail below.

Unified Dashboard Application. Our customizable dashboards provide a snapshot of real-time business information in a single view, allowing users to monitor key business information about their company and employees. The dashboard will automatically aggregate data from multiple sources, regardless of where that source is located, and summarize the information for the user quickly and efficiently. The dashboard is entirely role-based, and will display different types of information to each user based upon their role and access levels within the company. These features are designed to provide a high level of personalization and focused content relative to the needs of the user and their position in the company.

Each software application will have its own mini-dashboard that will provide a snapshot of real-time business information in a single view for that software application.

Users are also able to customize the look and feel of their dashboard, effectively rearranging the content on the dashboard to suit their individual business needs.

Users are also able to access certain information from their dashboard through a mobile interface. This will allow users to access data remotely, thereby providing the user instant access to key information regardless of where they may actually be.

Accounting Application. Our Accounting Application is a daily-use web based application that allows users to create and maintain their accounting books online in a secure fashion. This application contains standard accounting features aimed at the small business user, and will initially allow users to conduct the following functions:

Accounting Setup Wizard
A guided process to simplify the initial set-up of accounting files.

Accounts Payable
Create, update, and inactivate vendors
Create, edit, and pay bills
Issue Credit Memo
Issue Debit Memo
View Bill History
View/Download Checks
Write Quick Check
Void Check
Import Vendor Information
Export Vendor Information

Accounts Receivable
Create, update, and inactivate customers
Create, update, and inactivate invoices
Create products and prices
Record and reverse customer payments
Issue Credit Memo
Issue Debit Memo
Enter and List Deferred Revenue
Export Customer Information
Import Customer Information

Banking
Create, view, and edit bank accounts and balances manually
Enter bank transactions for the following:
Deposits
Withdrawals
Payments
Interest Fees
Bank Charges
Bank Transfers
Bank Reconciliation

General Ledger
View and Edit Chart of Accounts
Maintain and adjust GL accounts using journal entries
Amortization Schedule
Recurring Entries
Export Books
View Account Audit History

Financial Statements/Reports
Balance Sheet
Income Statement
Trial Balance
Cash Flow Statement
Accounts Payable Aging
Accounts Receivable Aging
Journal Entry Report
Check Register Report
Financial Ratios

Tax Forms
Typical tax forms that a company may need are made available through the system.

Company Setup
Access Control
View Company Info
View/Edit employees login information
View/Edit employees access control

Our Accounting Application is specifically geared towards a small business user who does not have the time or resources to learn and understand the intricacies of an accounting application. Users are guided through steps they need to do to process invoices, payments, deposits, etc. and the application utilizes plain English terminology to make the process simple to understand. We will continue to evaluate adding additional functionality to our Accounting Application to make it more useful to a wider range of customers. Since the introduction of this application, we have received feedback from both customers and an accounting consultant. We are improving our accounting application based on this feedback. Until this process is completed, we believe our Accounting Application will not be competitive with some competing products.

Human Resource Center Application. Our Human Resource Center Application is a daily-use application designed to allow companies to manage online their:

•	Employee information
•	Attendance records
•	Compensation
•	Timesheets
•	HR documents
•	Beneficiary information
•	Performance Reviews - Conduct performance reviews for your employees and file them online.
•	Company Announcements/News - Quickly and easily send company news and announcements to employees.
•	Company Compliance - Incorporate additional company compliance documents as part of the HR Documents library

Employers can also manage the attendance records of each employee by creating and assigning vacation, sick leave, civil leave, and other different policies to each individual employee. Time-off requests are monitored and approved or declined as needed, and the system automatically tracks how much time each employee has available on a per policy basis.

Managers and administrators can view employees timesheets, and run reports to see a detailed break-downs of which employee is working on which project. This helps managers keep track of the number of hours spent on projects, and to determine what the status of a project is.

Examples of HR documents are:

•	Employee insurance forms
•	W-2s
•	Employment contracts
•	I-9 eligibility verification
•	Company policies

The Human Resource Center Application provides a means by which the HR administrator can assign documents to employees online. Employees can then login and view or download the applicable documents, and hand them back to the administrator.

The Human Resource Center Application comes standard with employee self-service access, allowing employees to update their personal information, request time off, or input their daily timesheet entries.

Sales Force Automation (SFA)/Customer Relationship Management (CRM) Application

We have two versions of our SFA/CRM application. The version we acquired from Computility is an application that is designed to provide companies with the ability to manage people and the sales and marketing processes more effectively, by offering the capability to collaborate and share information and standardize business processes into a single real-time system. The version that is included in our OneBizSM suite of applications is simplified for small business use and contains fewer features.

SFA features included in the OneBizSM suite of applications are:

•	Account
•	Contact
•	Opportunity management
•	Activity tracking
•	Sales management
•	Reporting
•	Analytics
•	Mini-dashboard

The CRM portion of the OneBizSM suite of applications includes:

•	Customer service management
•	Customer support
•	Marketing management
•	Mini-dashboard

Companies that use our SFA/CRM application can create standardize processes to define their sales approach, create SFA marketing plans, monitor and guide sales activities. Companies can utilize the customer service management feature to create, monitor, and track service requests and more efficiently execute issue escalation and notification. Users can display and present their business data with built-in report templates designed to provide information on sales activity, pipeline funnels, revenue and other relevant business data.

Our SFA/CRM application is designed to be used by both sales representatives and sales managers to assist with sales performance. For example, the application can be used to trackwhat their sales people are doing, what progress sales people are making, which accounts sales people are spending their time with and what sales transactions are expected to close in what time periods.

We believe our SFA/CRM application offers the following advantages to our users:

•	Improves communications and workflow within a user’s organization; allows employees to share information and applications and collaborate - from any Internet connected location.
•	Provides effective tools to improve the quality of management, by providing small business with a simplified version of Enterprise Relationship Management software used by bigger companies.
•	Integrated package provides users with a “control center” that replaces patchwork of single-function applications and allows detailed visualization of the status of the business.
•	Provides management with flexibility to meet the requirements of changing workforce levels by enabling management to quickly turn on and turn off employee access to different software and data.

e-Commerce Application. Our e-Commerce applications and services are designed to give customers the ability to conduct their business online. This software provides rapid website design and launch; inventory query; shopping cart; financial transactions; shipping, and; business to business communication for small businesses.  These applications provide web-based e-commerce, back-end fulfillment, domain name and email software primarily to small business customers via a private label strategy. The core e-commerce products are web-based e-commerce and domain name software which sold under the names iDMA (iMart Direct Marketing Architecture), iDSA (iMart Direct Selling Architecture), and OneDomainTM. These software applications allow customers to sell their products online, centralize their information and access sales data at anytime and from any location with Internet access. Our e-commerce software helps users enhance online sales and marketing efforts, increase productivity and generate more revenue. Our Direct Marketing Architecture (iDMA) is a technology platform that is designed to help direct marketers to: increase sales, better leverage corporate resources, and deliver superior customer service. As a platform for web-enabling the operations of a direct marketing company, the iDMA delivers value from information technology to a broad audience of customers and staff. Our Direct Selling Architecture (iDSA) is a system available for direct selling and network marketing companies. It is built around an open architecture for unmatched integration capabilities. The iDSA is completely web based, real-time at all stages, and comprised of components that are specifically designed for direct selling. Our OneDomain™ Domain Name Registration service is designed to provide the tools for small business owners to quickly and easily register domain names. When coupled with our technical support, ecommerce technology and e-commerce experience, we believe the result is a set of services that provide reliable hosting, email and e-commerce support for small business owners. This application has not yet been integrated into our suite of applications, and is available only on a stand alone basis from our wholly owned subsidiary, Smart Commerce, Inc.

Calendar Application. Our Calendar Application is designed to provide users with a full, easy-to-use online calendar. The calendar features daily, weekly, and monthly views, together with a mini-calendar that allows the user to quickly browse to any other date. Using the calendar, users are able to create, manage, and track appointments, group events, meetings, and conferences. Users can set up automated email reminders at their convenience, indicating how early they would like to be notified of an upcoming event.

In addition, users have the option to collaborate with their colleagues by sharing their calendar and events. When setting up an event, a user has the option to select whether they would like to share that event with other colleagues. Other users can then select whether they would like to view their own calendar, or the shared calendar of one of their colleagues.

This application also includes a To-Do list, allowing users to setup tasks, assign priorities and due dates, and mark tasks as complete as they work through them. This provides a handy means for users to see, at a glance, what tasks they need to accomplish.

Contacts Application. Our Contacts Application is designed to provide users with an online business contact management system. Contacts are sorted by group and by alphabet, providing an organization system that the user can then access from anywhere with an Internet browser.

Users also have the ability to add, edit, and remove contact groups at their own convenience, or they can use the default set of groups that is already provided for them as soon as they sign up.

Furthermore, users have the option to share their contacts between colleagues. Using the intuitive sharing system built into the application, users select whether they would like a contact to remain private or shared. The system then automatically places shared contacts into an accessible group for other colleagues to view at their convenience, while leaving all editing rights to the owner of the contact.

Complete List of Business Tools

Our Business Tools include the following: Secured Instant Messenger. All messages are encrypted end-to-end. All access is password protected so only authorized users are allowed on the network. Business Plan. Designed to ease the process of creating business plans to help entrepreneurs obtain the capital they require for their new or existing businesses.  Employee Policy Manual.  Designed to allow employers to quickly and easily build an entire employee policy manual or create individual policies. Marketing Plan.  Designed to assist users to establish sales goals and identify the resources and programs required to meet those goals. Business and Legal Forms.  Designed to automate and simplify legal communications, address everyday business and personal needs, minimize costly legal fees, and reduce the liability associated with running a business by providing easy-to-use interactive forms.  Business Letters. Designed to automate and simplify business communications and correspondence.  Government Forms.  Designed to make forms processing quick and easy by providing instant access to commonly used official forms. Job Descriptions.  Designed to assist users to create professional job descriptions quickly and effortlessly, by providing users with access to a library of more than a thousand job descriptions complying with the latest Dictionary of Occupational Titles (DOT).  Financial Calculators. Our suite of over eighteen (18) interactive calculators is designed to allow users to manage credit, loan, debt, income, expenses and other critical financial matters more effectively to help them make sound decisions.

Premium Services. Most of our premium services are provided through us by our integration partners. The premium services include the following: Business Plan Writing & Evaluation. We provide the small business owner the option of engaging a business planning expert to guide them through the creation of a business plan.  Business Incorporation. We assist businesses to incorporate quickly and efficiently using the services of our partner, Business Filings, a provider of incorporation services to small business owners.  Press Releases.  Designed to simplify media relations. This professional writing service provided by our partner crafts a customized press release that is formatted and ready for distribution. Direct Mailing Lists. Designed to give users a tool to search for prospective customers by state, city, town, zip code, street, and even SIC codes. Domain Name Registration. Our Smart Commerce subsidiary offers these services to its existing customer base to register domain names and obtain email services.

Integration Partners. Our integration partners supply us with Premium Services described above that are integrated into our platform. Accordingly, our integration partners are a source of new products and services for us. We generally receive a fee for adding the partner’s services to our platform and then receive a percentage of revenue from sales of the services. Revenues from small businesses using our website and the websites of our current and former syndication partners and integration partners have been insignificant to date. Our contracts with certain integration partners terminated earlier than originally contemplated in the contracts with these partners following changes in the businesses of our integration partners, which made the integration partnership agreements less useful to us and to our integration partners. For example, some of our partners were not able to deploy the technology required to deliver their products or services through our website. In other cases, the partner discontinued Internet based products or services to small businesses. Our integration contracts have initial terms ranging from one to three years. Most contain automatic renewal provisions, which provide for one year renewals, unless notice of non-renewal is provided. All of our integration partnership agreements limit our ability to integrate products or services onto our website that compete with the products or services being provided through our website by our integration partners.

Other Products and Services.

Since our inception, we have distributed more than two million copies of CD-ROM products through a combination of direct sales, distributors and other means. We also provide website hosting services. We also act as a systems integrator to some of our SFA/CRM Software customers and in that capacity provide hardware as well as software to them. None of these products or services are a substantial revenue source for us, and we do not expect these to be a substantial revenue source for us on a going forward basis.

Technology

Architecture: In 2004, we introduced a new technology architecture for our software products called the OneBizSM platform. This architectural platform provides the basis to develop applications that are integrated, share data and can be dynamically combined in a modular fashion. The OneBizSM platform enables us to develop or license new software applications and to integrate third party applications into a common interface.

The OneBizSM platform is designed to provide:

•
A centralized dashboard/console that can be customized to show the critical business operations information a user needs from a single web page. This information displayed is role centric and is based on the role of the user.

•
Seamless data exchange between all appropriate applications so information can be input once and automatically accessed as needed in connection with multiple applications, which provides significant time and cost savings as well as reducing input errors.

•	Auditing of platform data access and changes to monitor activity by users.
•
Credit card billing services for all applications within the platform for our for fee or pre-defined package purchases. A platform license server integrated with the credit card billing system to provide authorized access to users within a company. The license server acts as a gatekeeper to make sure services used are paid for.

•
Platform Single Sign On. Our platform allows us to distribute our content and third-party partner content seamlessly to small business users using proprietary single sign-on methodology. After the user signs onto our OneBizSM platform, the user does not have to re-register or login with our integration partners or with other applications interoperating in the platform.

•
Private Label Syndication. The new platform is built using open J2EE standards and allows us to deploy our products and services to our private label syndication partners and the users of their web sites with the look and feel of their web sites. The syndication technology in the platform thereby automates the process by which we integrate our products and services onto our syndicated partners’ web sites.

•	Collaboration capabilities so various users can work together as a group sharing information as appropriate, significantly improving workflow efficiency and generating higher quality output.
•
User Interface Wizards for applications. Our products and services feature wizard interfaces that utilize a series of fill-in-the-blank questionnaires. In addition, once the user inputs data, it is shared as appropriate throughout the platform so information need only be input once.

•
The platform uses open J2EE standards using the struts application framework. The platform follows a logical and physical 3-tier architecture that allows for scalability. Due to the open standards employed, the platform facilitates plug and play of our developed applications and third party applications. The OneBizSM platform’s core consists of the business services that provide common platform functionality like e-commerce, authentication, session management etc.

Our OneBizSM platform is designed to be completely modular, with numerous plug-in connection points for existing and new functionality developed in-house or obtained through third-party partnerships and acquisitions. The platform uses single sign-on and web services for data exchange across applications within the platform.

The OneBizSM platform is designed to provide seamless data exchange to and from each product or functional component. In addition, the platform is being designed to allow multiple users within the company to share information within a single application and across applications within the platform.

Technology Strategy and Implementation: Our technology strategy is to provide software applications to manage the most important aspects of small business operations, including: HR, Accounting, Contacts, Calendar, Planning, Administration, SFA/CRM, and e-Commerce. These applications will be sold directly to small business end-users by us and through channel partners, including syndication partners. The technology standards and modular architecture of the OneBizSM platform allows us to rapidly deploy our new applications with a “private label” look and feel for our partners, which means that their end-user small business customers will experience the applications with the partner’s branding, color scheme, etc.

Our strategy is to develop a suite of applications through a combination of internal development, partnering and licensing of software and acquisitions. Our platform was developed using industry standard technology and a modular methodology, which allows various components to be assembled for rapid new application development and enhancement. In addition, all sensitive information is encrypted and stored on secured servers. All applications are operated from an environment with integrated security to protect against loss, misuse and data tampering. Secure Socket Layer technology protects data and provides security during transmission of sensitive financial data.

We are evaluating our development priorities in light of our recent acquisitions of Computility and iMart. Some features we previously planned to release have been modified, delayed or eliminated in light of new development priorities. Specifically, the following features will be delayed until later years as we shift development priorities to, in part, integrate certain products acquired from iMart and Computility into our application suite:

•	Dashboard: detailed drill-down views and capabilities
•	Dashboard: dynamically updated OneBizSM functionality based on the state of business
•	HR: professional training (continuing education)
•	HR: online interview and applicant screening
•	Shipping (advanced features)
•	Printing and Copying Services

We believe we will have a competitive advantage in the market if our small business customers can access substantially all their management software applications and data online at our web site or the web sites of our syndication partners. However, if our software applications are not competitive with the best products on the market, then we may not be able to capitalize on this advantage.

Product Development

Product Development Team. Our software engineering organization is responsible for developing our new applications and platform, as well as enhancing our existing applications and platform. We believe that a technically skilled, quality-oriented, and highly productive software engineering organization is important for the success of our new product offerings. We have increased our development team through the acquisitions of iMart and Computility, and may add additional developers to meet our schedule for developing the future versions of our applications. We have used independent development firms or contractors to expand the capacity and technical expertise of our internal research and development team. Additionally, we have licensed from third parties or otherwise acquired technology that is incorporated into our products, and we may do so in the future. Our primary development projects during the second half of 2006 will be to improve our website design to make it easier for subscribers to access our software applications and to improve existing software applications based on feedback from users and domain experts. We integrated certain SFA/CRM software applications into our application suite during May 2006. We are evaluating whether we can integrate certain features of the e-Commerce application in 2006 or whether to delay this project until 2007.

Acquisitions from Outside Sources. Assuming we are able to receive financing for potential acquisitions, we plan to continue to engage in a targeted and strategically defined plan to acquire additional applications or businesses from unrelated third parties within the highly fragmented application service provider and software development industries. These transactions may include a combination of licenses from other companies, joint development and purchases. We expect that some of these licenses will be for our nonexclusive use. In some cases, we may purchase technology or acquire the companies that own the technology. We have had discussions with several companies about potential future acquisitions, but we did not reach an agreement on terms with any of these companies.

We acquired rights to an accounting software engine from a software development company and co-developed our accounting software application with that developer. We have exclusive rights to the accounting application and non-exclusive rights to the software engine included in the application. We also completed the acquisitions of Computility, Inc. and iMart Incorporated in 2005. These acquisitions provided us with SFA/CRM software, e-Commerce software and domain registration software, and we are evaluating whether we can integrate the iMart products into our application suite during 2006 or delay integration of iMart products until 2007. Factors we are considering in making this evaluation include the priorities and demands of our customers. We also plan to add the following software applications through transactions with other companies, although we expect one effect of the SEC investigation into the trading of our stock will make such acquisitions difficult:

•	Payroll
•	Insurance / Benefits
•	Investment / 401(k)
•	Financial Services
•	Inventory / Order Management

Because of many factors related to third party transactions that are outside our control, we cannot predict whether or when these features will be added to the application suite.

Following license or other acquisition of these applications, we will have to do integration work before we can offer these applications as part of our bundled suite of applications on our technology platform.

Market and Customers

Small Business Market. We offer small businesses a wide range of software applications and other products and services that help owners start and grow their small businesses. We define small businesses as companies with between one and one hundred employees. Small businesses often cease operating or are sold. In other cases, their needs change. We must constantly recruit new subscribers to replace existing subscribers. Since the start of 2006, we have had a net decrease in paying subscribers to our main portal. We engage in a variety of marketing activities directed to small businesses, including e-mail and direct mail campaigns, and co-marketing strategies designed to leverage existing strategic relationships. We plan to engage in cross selling customers of the two companies we acquired in October of 2005 beginning in the second half of 2006.

Web Services Software Applications and Subscription Revenues. Web services software applications and subscription revenues, which includes all sales of subscriptions to our software application, whether to partners or to small businesses, accounted for approximately 6.4%, 6.2%, and 16.5%, of our revenue during 2005, 2004, and 2003, respectively. We derive subscription revenue primarily from our stand alone SFA/CRM application and our stand alone e-Commerce application, both of which we acquired in October of 2005. At the end of 2005, we began to generate a small amount of revenue from subscriptions to our main portal, www.SmartOnline.com. Subscription revenues for the SFA/CRM applications we acquired accounted for approximately 86.6%, 91.8% and 95.0% of Computility’s revenues for 2005, 2004 and 2003 respectively. Subscription revenues for the e-Commerce applications we acquired accounted for approximately 57.0%, 44.2% and 24.6% of iMart’s revenues for 2005, 2004 and 2003, respectively. We expect that web services software and subscription revenues will account for the majority of revenues in 2006 and beyond. Since mid-January 2006, the number of subscribers to our software products at our main portal has declined. We do not know why the decline occurred, but some users have reported difficulty in accessing our software from our website. We recently redesigned our website and are currently improving our accounting application to increase the ease-of-use of our services. We are also evaluating whether our other software products meets the needs of our customers and what improvements may be necessary.

Product Pricing. Price is an important factor in the small business market and we seek to adjust our pricing to changing market conditions. Our primary pricing strategy is to offer a wide range of software applications for a monthly subscription fee that avoids large up-front investment costs for small business customers.

We offer bundled suites of many of our products for a single monthly subscription price. Each of our business customers may have multiple users and we count each account for each user as a separate subscription. Currently, bundled suites may include multiple subscriptions. We also offer our syndication partners discounts for large volume purchases of subscriptions which they can distribute to small businesses and we share revenue with syndication partners for other subscriptions that small businesses purchase through their websites. However, as of July 7, 2006, no syndication partners have made any volume commitments. We also offer price promotions, such as free use for 14 days.

Subscriptions, Customers, Orders and Accounts Receivable. We typically do not have a backlog of customer orders as our software applications and services are delivered instantaneously over the Internet. Substantially all of our small business customers pay via credit cards or automatic clearinghouse (“ACH”). Our subscribers can cancel their subscriptions at any time without penalty. Since mid-January 2006, the number of subscribers to our software products at our main portal has declined. Based on feedback we have received from customers, we recently redesigned our website in order to address their concerns and increase the ease of use of our website. During 2003, integration revenues from a related party, Smart IL, Ltd., which is owned by one of our affiliates, accounted for 27.2% of total revenue and consulting revenues from a second related party, Parson & Shearson, Inc., which is co-owned by our Chief Executive Officer and one of his brothers, who is also an employee of Smart Online, accounted for 11.9% of revenue. During 2004, integration revenue from Smart IL Ltd., which is owned by one of our affiliates, accounted for 32.9% of total revenue. No other customers or partners accounted for more than 10% of our total revenue during 2004. One related group of customers (Alticor affiliated companies) accounted for approximately 50% of iMart’s revenue during 2004, approximately 89% during 2004, and approximately 96% during 2003. This would have been approximately 47.3% of combined company revenue during 2004 and approximately 49.2% of combined company revenue during 2003 had we owned the e-Commerce and SFA/CRM software we acquired during these periods. In the first quarter of 2006, we learned that one of the e-Commerce customers, Britt WorldWide (“BWW”), constituting approximately 59% of iMart’s 2005 revenue, underwent a restructuring that could result in a decrease of approximately 30% in their business for our e-Commerce applications. BWW accounted for 11.8% of consolidated revenues for the fiscal year ended December 31, 2005. We believe we have a strong working relationship with BWW, and BWW has not indicated any desire to terminate this relationship, however, we do not have in place any written agreements with BWW. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Notes to Financial Statements for further discussion of our major customers.

Marketing Strategy

Our plan is to increase our revenue through a combination of six factors: (i) introducing new applications and products of greater value to small businesses, (ii) bundling our software in packages targeted to different types and verticals within the small businesses market, (iii) cross selling products to new customers we acquired from Computility and iMart, (iv) offering discounts to syndication partners who purchase volumes of subscriptions for distribution to small businesses, (v) soliciting additional syndication partners and (vi) actively managing our relationships with channel syndication partners to increase sell through to small businesses. We have not yet implemented all of these marketing strategies, and others have not been implemented until recently. We cannot yet determine how successful these strategies will be.

Higher Value New Products. Our new applications give us a broader and higher value product line. We believe Accounting, Human Resource, SFA/CRM, Calendar/Contacts and e-Commerce software are critical software applications most small businesses use on a daily basis. We believe that these new applications will greatly increase the value proposition of our web-based products to small businesses. We believe the value for our applications is the ability to access via a web-browser without installing and managing traditional software. Also, we believe that by linking the data in our applications on our platform so it can be accessed by multiple software applications, small businesses can save time by entering, changing and retrieving data once instead of repeating the process for multiple software applications.

Bundling Software. We have identified two broad categories of small businesses to which to target our sales efforts: new businesses and existing businesses that are outgrowing their existing stand alone software packages or paper based systems.  We believe that offering a package of software applications and tools to small business owners will simplify customer buying decisions, because most customers will know which type of business they currently have. In addition, some of our e-Commerce, SFA/CRM software applications are targeted to specific industries or types of companies.  We began to offer our initial bundles during the fourth quarter of 2005.  We integrated simplified versions of certain of our SFA/CRM software applications into our application suite during May 2006, and are evaluating whether we will be able to do the same with certain features of our e-Commerce software in 2006, or wait until 2007. We plan to evaluate the extent to which we will continue to target companies in specific industries.

Cross Selling to Acquisition Customers. When we acquired Computility and iMart, we acquired new subscribers. We will be targeting these new subscribers to sell our other software applications in the second half of 2006. We cannot yet determine how successful these efforts will be.

Volume Discounts to Syndication Partners. Before we acquired new products from Computility and iMart, our largest revenue source was payments from syndication partners for integrating our software into their websites. We are seeking to change the way we do business with syndication partners by instead offering our syndication partners the opportunity to purchase subscriptions to our software applications at a discount based on the volume of subscriptions purchased. These partners would then distribute the subscriptions to small businesses. No syndication partners have made volume purchases as of July 7, 2006.

Managing Syndication Channel Partners. We have lacked the resources to actively manage our relationships with our syndication partners. By entering into syndication relationships, we have gained access to the users of the websites of our syndication partners. However, having our products available on the websites of our syndication partners does not assure sales. One challenge we face is properly leveraging the sales power of the personnel of our syndication partners. This will require us to devote greater resources to managing these relationships by hiring additional personnel, but we are unable to determine at this time when we will have the resources necessary to do this.

Channel Syndication Partners. We private-label and customize our platform for our syndication partners. This enables them to provide their own web site users with our resources and applications. Companies that private-label most of our products and services through their websites include: J.P. Morgan Chase (as successor to BankOne), BusinessWeek Online, Union Bank of California, Inc.com and FastCompany.com. We recently learned that Inc.com and FastCompany.com have been acquired. As a result, it is unknown at this time whether these partners will renew their current agreements with us, or if they will be migrating to our OneBizSM platform, or if they will discontinue using any of our products or services.   We In addition, Britt Worldwide is a syndication partner for our e-Commerce software application. Our syndication contracts range from one to two years in length. Some contain automatic renewal provisions, which provide for one year renewals, unless notice of non-renewal is provided. We believe the motivation of our syndication partners varies from one partner to another. In some instances, we believe the primary motivation is to acquire and retain small business customers, and in some cases to generate new sources of revenue.

We currently rely upon direct marketing to major corporations to establish private label syndication and marketing partnerships. Our sales efforts to syndication, integration and OEM partners requires us to interact with multiple decision makers, frequently including the prospective customer’s officer level personnel. While the average sales cycle varies substantially, it has generally ranged from two to nine months. These partners promote our product line through a variety of marketing communications vehicles, including advertising and special promotions. We have not added a new syndication partner since 2004, and we have lost one syndication partner since that time.

We believe large companies who desire to acquire and retain small business customers represent a significant market opportunity for us. We are working on expanding our syndication channel to include partners in the financial services/banking, media and broadcasting, telecommunications, multi-level marketing, franchises, value-added resellers, insurance and real estate markets. We expect that our syndication partner relationships will result in substantial sales of subscriptions only if we effectively manage these relationships. As of July 2006, these agreements have not been a source of substantial revenue for either us or our syndication partners. Revenue from our private label syndication partners amounted to approximately 9.2% in 2003, 17.6% in 2004, and 15% in 2005, which percentages do not include pre-acquisition revenue from our e-Commerce and SFA/CRM software applications.

Contract Terms. Integration and syndication partners typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our syndication partners in annual or monthly installments and typical payment terms provide that our partners pay us within 30 days of invoice. In general, we collect our billings in advance of the service period. Each of our syndication partnership agreements with www.Inc.com and www.FastCompany.com, contains a prohibition against our syndicating our platform and applications to two competitors of www.Inc.com and www.FastCompany.com.

OEM Sales. Our distributor, PC Treasures, sells some of our CD-ROM products to Dell Computers, Gateway, and Comp USA, which bundle our products with some of their computers on an OEM basis. We believe the primary value of our OEM relationships is to help develop our brand name to generate sales of our web-based products.

International Plan

We currently generate no revenue from international operations, and we expect that we will not be generating revenue from international operations in 2006. Currently, we are exploring the possibility of expanding into international markets.

Competition

The market for small business software applications is highly competitive and subject to rapid change. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors.

We have two primary categories of competitors: large companies that offer a wide range of products for small to medium size businesses and other companies that offer only one or two products that compete with our broad range of products.

Our principal direct competition comes from several large vendors of Internet-based software for small businesses that sell many products similar to ours. Most of these competitors also sell other products and services not specifically targeted to small businesses, although some of their products have been modified for small business use or are marketed as small business products. These competitors include, but are not limited to, Microsoft, Oracle, NetSuite, Intuit, SAP, Sage and Yahoo! We also expect to face competition from new entrants that will market products similar to ours. Among the many companies that offer a narrower range of products that compete with us are SalesForce.com, Employease and RightNow. As we introduce more software products, we encounter more competitors.

For our accounting software applications, we face different competitors, including Netsuite, Intuit, SAP, Sage, and Microsoft. We seek to compete against these larger better financed companies primarily by selling a suite of applications that are useful to small business. In order to do so, our accounting application will have to be acceptable to accountants that provide services to our target customer base. We also plan to leverage our financial services private label syndication partners to sell this offering to their small business customers. We are improving our accounting software application to make it more competitive with the accounting software products currently offered by our competitors.

For our Human Resource Center software applications, we face different competitors, including Employease, Oracle, and Sage. We seek to compete against these larger better financed companies primarily by selling a complete suite of applications that are useful to small business. We also plan to leverage our private label syndication partners to sell this offering to their small business customers.

For our e-Commerce solutions, we face different competitors, including Register.com, GoDaddy.com, 1and1 Internet, Yahoo! and others in the domain registration space and eBay’s Storefront, Yahoo! Store, Microsoft, NetSuite, Homestead and others in the electronic storefront space. We seek to compete against larger better financed companies primarily by focusing efforts on direct selling and direct marketing of vertical markets.

Various modules of our SFA/CRM applications face different competitors. These include: software vendors with Enterprise Relationship Management or similar products that have been scaled down to the small business market (including Microsoft and Oracle); software vendors that have niche process or groupware applications for the small business market (including ACT!, Salesforce.com, and Microsoft); and providers of various information technology services, particularly remote monitoring of computing systems (including CenterBeam and EverDream). We have competed against larger, better-financed companies offering similar products primarily by directing our SFA/CRM products and marketing efforts at distinct market niches such as associations, non-profits, financial services and other members of the service-sector of the small business community. To facilitate this niche market strategy, our SFA/CRM software has been customized for different types of small businesses.

We also face indirect competition from potential customers’ internal development efforts and, at times, we have to overcome their reluctance to move away from existing paper-based systems and other computer software. For example, some small businesses that have already purchased an accounting software package may be reluctant to incur additional expense and take the time to change their accounting systems to our software.

We have set forth below the primary competitive factors on which we believe small businesses of one hundred or fewer employees make their information technology purchasing decisions and our opinion of how we meet each of these competitive factors compared to most of our competitors.

Competitive Factors	Smart Online
Customer Awareness Access. Most small businesses do not spend substantial time researching and evaluating solutions. Most purchase what is most readily available.

Many of our competitors have widely known brand names, large marketing budgets, and are widely available. Through our syndication, and OEM partnering programs, we seek to gain greater customer awareness and access to our products at relatively moderate cost to us. While we may lack the marketing dollars to compete with industry giants, we believe our corporate syndication partners will allow us to compete effectively if we are able to motivate our channel partners to devote resources to selling subscriptions. This will require us to hire additional personnel to manage these relationships.

Value. Most small businesses do not have sufficient cash and do not invest in information technology, unless they see a tangible value for their investment.

We believe one distinctive value our applications offer is the reduction of the time it takes small businesses to enter, change and retrieve important data. By integrating data sharing across applications through our platform small businesses can enter or change data once.

Suppliers must be able to supply the applications and features customers need.

We believe we offer more applications and features specifically targeted to small businesses than most of our competitors. However, our individual applications must also be competitive with the applications offered by industry leaders in those specific segments. This will require additional development work by us.

Applications must be user friendly and require little training. Small businesses generally do not have IT departments to train employees and support software.

We continue to improve the ease of use and performance of our applications as we have received feedback from our customers about difficulties in accessing and using our software. We also offer free telephone support services. Until recently, our software consisted primarily of simple business tools. With the addition of new, more complex applications, we expect to have additional support services.

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

Obsolescence.	We are always improving our platform and expanding our content and applications. We believe the release of our applications demonstrates our commitment to industry leadership in this area.

Although we believe we offer highly competitive services and software, many of our competitors have greater financial, technical, marketing, advertising, name recognition, and other resources, as well as a larger number of total customers for their products and services. Moreover, a number of our competitors, particularly Microsoft, Intuit, Oracle and Yahoo! sell many products to our current and potential customers, as well as to systems integrators and other vendors and service providers. In addition, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we can. It is also possible that new competitors or alliances among competitors or other third parties may emerge and rapidly acquire market share. Increased competition may result in price reductions, reduced gross margins, and change in market share, any of which could harm our business.

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

We have registered trademarks and registered service marks on more than a dozen products and data services. Over the past several years, we have made numerous changes in our product names. Although we own registered trademarks in the United States and have filed trademark applications in the United States and in certain other countries, there can be no assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect all necessary intellectual property. There can be no assurance that our means of protecting these proprietary rights will be adequate, or that our competitors will not independently develop similar technology.

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

Employees

As of July 7, 2006, we had 65 full-time employees. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good, but we face challenges in integrating the employees of the companies we acquired in October 2005 into our operations, including challenges arising from the terms of the acquisitions, which are discussed elsewhere in this report.

Available Information
We maintain a website at the address www.smartonline.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. Although we endeavor to keep our Internet website current and accurate, there can be no guarantees that the information on the Internet website is up to date or correct. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and beneficial ownership reports filed by officers, directors and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. These reports may be accessed by following the link under “About--Investors--SEC Filings” on our website.

ITEM 1A. RISK FACTORS

An investment in us involves significant risks. You should read the risks described below very carefully before deciding whether to invest in us. The following is a description of what we consider our primary challenges and risks.

We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty and these risks may change over time. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, readers should pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this document and our other filings with the SEC. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general may also affect our business. If any of the risks described below actually occurs, our business, financial condition or results of future operations could be materially and adversely affected.

We have organized these factors into the following categories:

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

Through December 31, 2005, we have lost an aggregate of approximately $52 million since inception on August 10, 1993. During the year ended December 31, 2005 and the year ended December 31, 2004, we suffered a net loss of approximately $15.5 million and $8.3 million, respectively. Losses do not include the pre-acquisition losses, or profit, of the two companies we acquired during 2005. At December 31, 2005, we had a $2.3 million working capital deficit, which increased to approximately $4.2 million on March 31, 2006. Our working capital is not sufficient to fund our operations beyond September of 2006, unless we substantially increase our revenue, limit expenses or raise substantial additional capital. Because we have only nominal tangible assets, you may lose your entire investment.

(2) Our Independent Registered Public Accountants Indicate That They Have Substantial Doubts That We Can Continue as a Going Concern. Our Independent Registered Public Accountants’ Opinion May Negatively Affect Our Ability to Raise Additional Funds, Among Other Things. If We Fail to Raise Sufficient Capital, We Will Not Be Able to Implement Our Business Plan, We May Have To Liquidate Our Business, and You May Lose Your Investment.

Sherb & Co., LLP, our independent registered public accountants, has expressed substantial doubt, in their report included with this Form 10-K about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountants’ comments when determining if an investment in us is suitable.

(3) We Will Require Additional Financing To Fund Our Operations Or Growth. If Financing Is Not Available, We May Have To Liquidate Our Business and You May Lose Your Investment.

We lack sufficient cash to find operations past September of 2006. We will be required to seek additional financing to fund our operations both immediately and through the remainder of 2006. Factors such as the suspension of trading of shares of our Common Stock by the SEC and the resulting drop in share price, trading volume and liquidity, the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets may require us to seek additional funding sooner than we expect. We cannot assure you that such funding will be available. If sufficient capital is not raised, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. Restrictions on resale of over nine million shares of our Common Stock terminated on October 1, 2005, and the volume of re-sales may adversely affect the market value of our Common Stock and may make it more difficult to raise capital. See Risk Factor (55) for information about lock-up agreements and other restrictions on resale.

In addition, on January 17, 2006, the SEC temporarily suspended trading in our securities. As a result, NASDAQ withdrew its acceptance of our application to be traded on the NASDAQ Capital Market. Following that suspension, the SEC alerted brokers and dealers that, pursuant to Rule 15c2-11 promulgated under the Securities Exchange Act of 1934, brokers and dealers are prohibited from directly or indirectly offering quotations in our Common Stock unless such broker or dealer has strictly complied with Rule 15c2-11. As of July 7, 2006, no broker or dealer has submitted a form that would allow any quotation in our Common Stock, and our common stock is only traded on a limited basis without any broker, dealer or market maker providing quotations. This restriction on the market for our securities may also make it more difficult to raise capital. See “ITEM 1, BUSINESS, Recent Developments,” “ITEM 3. LEGAL PROCEEDINGS,” and Risk Factor (51) for more information on the effect of the SEC’s suspension of trading.

(4) If We Are Able To Raise Capital, But Are Not Able To Obtain Terms That are Favorable To Us, Existing Stockholders and New Investors May Suffer Dilution Of Their Ownership Interests in Our Company Or Otherwise Lose Value In Our Securities.

If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights preferences and privileges senior to those of our current stockholders and new investors in this offering, which could substantially decrease the value of our securities owned by them. For example, in March and June 2006, we sold an aggregate of 800,000 shares of common stock to an existing investor for a price of $2.50 per share for total aggregate proceeds of $2 million. Because of the share price, we had to sell a significant number of shares to raise the necessary amount of capital.

Risks Associated with Our Products and Operations

(5) We Will Rely Heavily On Successful Development and Market Acceptance of Our New Applications.

Internet-based products are growing in sophistication and customer expectations are rising as new products are introduced. Our future financial performance and revenue growth will depend upon the successful development, introduction, and customer acceptance of new software applications.

(6) We May Not Successfully Develop or Introduce New Products or Enhancements to Existing Products, Which Could Harm Our Business.

Our future financial performance and revenue growth will depend, in part, upon the successful development, integration, introduction, and customer acceptance of our recently introduced products. Thereafter other new products either developed or acquired and enhanced versions of our existing web-native business applications will be critically important to our business. Our business could be harmed if we fail to deliver enhancements to our current and future solutions that our customers desire. From time to time, we have experienced delays in the planned release dates of our applications and technology platform and upgrades, and we have discovered software defects in new releases both before and after their introduction. New product versions or upgrades may not be released according to schedule, or may contain certain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our services and products, or customer claims against us, any of which could harm our business. If we do not deliver new product versions, upgrades, or other enhancements to existing services and products on a timely and cost-effective basis, our business will be harmed. We are also continually seeking to develop new offerings. However, we remain subject to all of the risks inherent in product development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new services or products in the marketplace. We are evaluating our development priorities in light of its recent acquisitions of Computility and iMart (see “Recent Developments” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”) and expect that some previously planned features will be modified, delayed or eliminated in light of new development priorities. In that regard, the following features contained in the third version of OneBizSM, as previously disclosed, were not released on or before December 31, 2005: Dashboard, detail drill-down views and capabilities; Dashboard, dynamically updated OneBizSM functionality based on state of business; HR, professional training (continuing education); HR, online interview and applicant screening; shipping (advanced features); printing and copying services

(7) We Have Experienced Delays in Developing Our New Applications and the OneBizSM Platform. Existing Factors May Result in Further Delays, Which Could Harm Our Business.

We have experienced delays in developing our new applications and the OneBizSM platform. For example, the third version of our new applications, including enhanced accounting software, and the OneBizSM platform was released at the end of 2005, but with fewer features than we originally planned. In addition to the factors that may delay or prevent completion of any new product development project, some existing factors may further delay or prevent development of our next generation products. These factors include the following: our applications require both enhancing our existing technology and adding many new software applications; integrating so many new applications at the same time is difficult; bundling individual applications into an attractive subscription package after development is complete takes time. Another factor that might delay or prevent development of our applications is that we have to hire, train and manage new development personnel. In addition, for many of the most important new applications, such as accounting, we rely on third party sources, whether through licensing, joint development or purchase. The willingness of third parties to enter into agreements with us and the ability of third parties to perform agreements are totally outside our control. For example, our accounting application was integrated into the OneBizSM application suite in December 2005, we did not accept the completion of the software application because, in its judgment and based on feedback received from both customers and an accounting consultant, certain modifications and features were needed to improve the usability of the accounting application. As a result, we are continuing to work with the software development company to complete and improve the accounting application. Our business could be harmed if we fail to deliver the improved performance that customers want with respect to our current and future offerings. There can be no assurance that our software applications and delivery platform will achieve widespread market penetration or that we will derive significant revenues from sales of our applications. We are evaluating our development priorities in light of its recent acquisitions of Computility and iMart and expect that some previously featured parts of the third version were modified, delayed or eliminated in light of new development priorities. In that regard, the following features that were planned to be contained in the third version, as previously disclosed, were not released on or before December 31, 2005: Dashboard, detail drill-down views and capabilities; Dashboard, dynamically updated OneBizSM functionality based on state of business; HR, professional training (continuing education); HR, online interview and applicant screening; shipping (advanced features); printing and copying services.

Our business could be harmed if we fail to achieve the improved performance that customers want with regard to our current and future offerings. We cannot assure you that our next generation product will achieve widespread market penetration or that we will derive significant revenues from the sale of our applications.

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

We incorporated in 1993 with a CD-ROM based business model. In 1999, we commercially introduced our Internet-based Software-as-a-Service (“SaaS”) business model, when it became clear that the developing Internet world offered a better delivery platform. We began to enter into syndication partnering arrangements during the year 2000 primarily as a result of the need to leverage the marketing and sales resources of others. In 2006, we changed our focus away from deriving up front revenue from integration and syndication agreements and towards direct sales to small businesses and sales of pre-paid subscriptions to our syndication partners. Our business models and operating plans have evolved as a result of changes in our market, the expectations of customers and the behavior of competitors. Today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaaS business model and the results of our direct sales efforts to small businesses and pre-paid subscription sales to syndication partners, but these business models may again become ineffective due to forces beyond our control that we do not currently anticipate. Despite our sales efforts, the number of small business subscribers to our main portal has declined since January 2006 and no syndication partners have purchased pre-paid subscriptions. Consequently, we have not yet demonstrated that we have a successful business model or operating plan. Our evolving business model makes our business operations and prospects difficult to evaluate. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in this stage of business operations, particularly companies, such as ours, that are in emerging and rapidly evolving markets.

(10) It Is Important For Us To Continue To Manage Changing Business Conditions. Failure To Do So Could Harm Our Business.

Our future operating results will depend, in part, on our ability to manage changing business conditions, including such conditions as any general economic slowdown, reduced investment in information technology by customers and prospective customers, and our reduced business travel and entertainment budgets. If we are unable to manage changing business conditions effectively, our business, financial condition, and results of operations could be materially and adversely affected. Failure to manage our operations with reduced staffing levels may strain our management, financial, legal, and other resources, and could have a material adverse effect on our business, financial condition, and results of operations.

(11) The Success of Our Business Depends on The Continued Growth and Acceptance of the Internet as a Business Tool. If These Positive Trends Do Not Continue To Develop, Our Business Could Be Harmed.

Expansion in the sales of our service depends on the continued growth and acceptance of the Internet as a communications and commerce platform for enterprises. The Internet could lose its viability as a business tool due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality-of-service. The performance of the Internet and its acceptance as a business tool has been harmed by “viruses,” “worms” and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If, for any reason, the Internet does not remain a widespread communications medium and commercial platform, the demand for our service would be significantly reduced, which would harm our business.

(12) We Sell Third-Party Software and Web Services That May be Difficult to Replace. If We Are Not Able to Replace Third Party Software And Web Services, Our Business May Be Harmed.

We rely on software licensed from third parties to offer some of our services and software offerings, including merchant services, incorporation services, on-line direct mail services and loan referrals. During 2005, approximately 4% of our revenue was derived from such third party software and services. During 2003 and 2004 approximately 16% and 6%, respectively, of our revenue was derived from such sources. These software and services may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these arrangements could result in delays in the sale of our services or software offerings until equivalent technology or services are either developed by us, or, if available, are identified, licensed, and integrated. Any such delay could harm our business.

(13) We Have Acquired Certain Products, and We Recently Purchased Two Other Companies. We May Consider Other Strategic Opportunities in the Future. We Face Risks Associated with Those Acquisitions. These Risks Include, But Are Not Limited to, Difficulty of Integrating, Dilution of Stockholder Value and Disruption of Our Business, Which Could Adversely Affect Our Operating Results.

We acquired non-exclusive rights to the software engine that is included in our accounting application, and then co-developed with the same vendor the remainder of the accounting application as to which we have exclusive rights. Additionally, as discussed below, we acquired two software companies in October 2005. In the future, we may acquire other products or technologies or divest ourselves of products or technologies that are not within our continually evolving business strategy. We may not realize the anticipated benefits of our current or future acquisitions, divestitures or investments to the extent that we anticipate, or at all. We may have to issue debt or issue equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders and investors in this offering. If any acquisition, divestitures or investment is not perceived as improving our earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results. Any completed acquisitions or divestitures would also require significant integration or separation efforts, diverting our attention from our business operations and strategy. Our limited acquisition experience is very recent, and therefore our ability as an organization to integrate the acquired companies into our business is unproven. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel;
•	diversion of financial and managerial resources from existing operations;
•	cash requirements for purchase price reduces the cash available for operations;
•	risk of entering new markets;
•	potential write-offs of acquired assets;
•	potential loss of key employees;
•	inability to generate sufficient revenue to offset acquisition or investment costs; and
•	delays in customer purchases due to uncertainty.

In addition, if we finance future acquisitions by issuing convertible debt or equity securities, our existing stockholders and investors in this offering may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions, divestitures or investments, our business and prospects may be seriously harmed.

During October 2005, we acquired all the assets of Computility, Inc., a distributor of SFA/CRM software based in Iowa. Also during October of 2005, we acquired iMart Incorporated, a distributor of multi-channel e-Commerce systems based in Michigan. In addition, we acquired rights to an accounting software engine from a software development company and co-developed our accounting software application with that developer. We have exclusive rights to the accounting application and non-exclusive rights to the software engine included in the application. In addition to the general risks associated with acquisitions outlined above, there are additional risks associated with these three transactions including:

•	risk of operating and integrating geographically remote offices;
•	cash requirements for purchase price reduces the cash available for operations

•	risk of integrating technologies and offerings with our current applications;
•	risk of converting customer data from stand alone product offerings of the acquisition targets to formats utilized by the application bundled offerings;
•	risk of losing customers of the acquired companies due to actual or perceived changes in operations and customer interfaces;
•	risk of integrating management, administrative, operational and financial infrastructures;
•	risks of implementing and monitoring compliance with corporate governance and public company reporting; and
•	requirements and the ability of management to manage and timely and accurately consolidate the results of operations.

For example, approximately 89% of iMart’s revenue during year 2004 was from a group of related customers, the loss of which would have a material adverse affect on our business. In the first quarter of 2006, we learned that one of these customers, constituting approximately 59% of iMart’s 2005 revenue, underwent a restructuring that could result in a decrease of approximately 30% in their business with Smart Commerce. At current levels, unless offset by other revenues, this could result in a net decrease of up to 8% of consolidated revenues. Additional cash payments of up to $870,000 to iMart and Computility employees over and above their normal salaries will also drain our working capital if sales of iMart and Computility products are less than we expect, or if expenses are greater than we expect.

We acquired approximately $11.3 million in intangible assets, including $5.2 million of goodwill, in the two acquisitions during 2005. An independent consultant has performed an Allocation of Purchase Price of Intangible Assets Acquired in accordance with Statement of Financial Accounting Standards No. 141. See Footnote 6 to the Financial Statements for further discussion of the treatment of the intangible assets acquired in these transactions.

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Under Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are not amortized but are tested for impairment annually and whenever events or circumstances occur indicating that these intangibles may be impaired. The Company performs its review of goodwill for impairment by comparing the carrying value of the applicable reporting unit to the fair value of the reporting unit. Intangible assets with finite lives are amortized over their estimated useful lives.

(14) Our Agreements in the Acquisition of iMart Incorporated Contain Installment Payments, Lock Box, License, Noncompetition and Control Provisions That Could Have A Material Adverse Effect on Us.

When we purchased iMart Incorporated in October 2005, we committed to make installment payments of approximately $3,462,000 and non-competition payments to two key employees of $780,000. The cash flow we received from the business we purchased from iMart during the fourth quarter of 2005 was insufficient to cover the first installment payment we made in January 2006 to iMart’s shareholders and we had to fund 83% of this installment from its working capital. These funds were also insufficient to cover the entire payment that we had to make in April 2006, and we had to fund 6% of the installment payment from its working capital. If the acquired business continues to not generate sufficient cash flow, our working capital could be substantially depleted. To secure the approximately $3,462,000 of acquisition purchase price installment payments, all the revenue of Smart Commerce, Inc., our wholly owned subsidiary that operates the e-Commerce business we acquired from iMart, is being deposited in lock box with the use limited to specified purposes. In addition, if we default in any payments, key employees of Smart Commerce will have a nonexclusive license to certain software of Smart Commerce, their non-competition restrictions will terminate and their non-solicitation and nondisclosure comments will be limited in scope. In addition, a key employee of iMart has received contractual rights to operate our e-Commerce subsidiary within agreed upon financial parameters. All of these provisions are interrelated and pose certain risks for us. See “Selected Financial Data - Recent Developments” for a summary of these provisions of the iMart acquisition agreements.

Most of the consideration being paid to the iMart key employees, who were shareholders of iMart and are now employees of Smart Commerce, is to be paid in cash in installments over a two-year period and the value of our shares owned by the key employees is substantially less than the cash payments required to be made to the key employees. Due to several of the acquisition contract provisions described herein, conflict of interest situations may arise between the key employee’s personal interests and the interests of our shareholders as the key employee exercises the contractual authority granted to him in the acquisition agreements. The acquisition agreements address conflict of interest situations and provide that until all the acquisition purchase price installment payments are made, the key employee will determine what is in the best interest of Smart Commerce, Smart Online and the selling shareholders of iMart, but he must identify any conflicts of interest to Smart Commerce’s Chief Executive Officer, in which case Smart Commerce’s Chief Executive Officer (who is currently also our Chief Executive Officer ) can make the decision with respect to which a conflict of interest exists, except that if the decision would cause Smart Commerce’s EBITDA to be substantially below $1,452,795, then Smart Commerce’s Chief Executive Officer can make the decision only if either the amount in the lock box account is at least $500,000 or we provide an irrevocable letter of credit or cash for payment of the remaining acquisition purchase price installment obligations. We would not have to provide the letter of credit or cash, if the decision relates to compliance with applicable laws, rules or regulations applicable to Smart Commerce.

Without agreement by the authorized people to release funds from the lock box account, we will be required to find other resources to pay the operating expenses of Smart Commerce, which we expect will exceed the $146,000 of monthly expenses targeted to be paid from the lock box account. Consequently, we expect the iMart acquisition will initially have a negative impact on our cash resources. If the authorized signatories fail to reach agreement, the lock box revenue will be frozen and Smart Commerce and Smart Online may be unable to pay their obligations, which could substantially harm their businesses.

These provisions of the iMart acquisition agreements described above may have a material adverse effect on us and present many risks for us and its investors. For example, lenders may refuse to extend credit because of the security interest granted to iMart’s selling shareholders or because the lock box release provisions may create cash flow problems for us. Financial parameters contained in the agreements may impair our ability to integrate the e-Commerce business we acquired into our overall business strategy . Contractual decision-making ability granted to the key employee may lead to disputes with officers and directors of Smart Online that interfere with operation of the business. Since the key employee established iMart’s relationships with substantially all of iMart’s customers and we do not have long-term contracts with these customers, our ability to retain the customers we acquired from iMart may be at substantial risk if the key employee’s non-competition and non-solicitation restrictions are terminated and he obtains the license to the e-Commerce products we acquired from iMart. Potential acquirors may decide not to purchase us because of these provisions or may substantially lower their offering price, in which case we may seek to renegotiate with the key employee. The substantial acquisition price installments payments and non-competition payments required to be paid may drain our financial resources or we may fail to make such payments, which may trigger the termination of non-competition provisions and the grant of a license that would enable the key employee to compete with us. Investors may fear that conflicts of interest may cause the key employee to make decisions that are not in the interest of our shareholders.

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

We also use key systems software from leading open source communities like Sun Microsystems, Apache Group, GNU, Suse (Novell) that are free and available in the public domain. our products will use additional public domain software, if needed for successful implementation and deployment. In addition, we co-developed our accounting software with a development company. This accounting software application will be a critical element in selling our suite of software applications. However, our integration of this accounting software application has not gone according to plan due to usability issues which we are working to resolve. As a result, there is a possibility that our entire sales campaign may be substantially damaged. Using such software does not guarantee us support and upgrades of the software, and therefore could cause disruption in our service, if certain critical defects are discovered in the software at a future date.

The hardware and software we use may not continue to be available on commercially reasonable terms, or at all, or upgrades may not be available when we need them. We currently do not have support contracts or upgrade subscriptions with some of our key vendors. We are not currently aware of any immediate issues, but any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in, or unavailability of, third-party hardware or software could result in errors or a failure of our service, which could harm our business.

Our systems software and hardware need periodic upgrades as part of regular maintenance. We are in the project planning phase to port the database tier of our web based applications to use the opensource MySQL database engine, but any delays in the database porting could harm our business. Similarly we are in the project planning phase to host and execute our platform and applications to run on the Linux operating system on Intel hardware. Our goal is to achieve these conversions by end of Q2 2007 and until we achieve the Oracle port to MySQL, and the Sun Solaris port to Linux, we run the risk of using existing system software and hardware till Q2 2007 without performing any major upgrades.

(16) Interruption Of Our Operations Could Significantly Harm Our Business.

Significant portions of our operations depend on our ability to protect our computer equipment and the information stored in such equipment, our offices, and our hosting facilities against damage from fire, power loss, telecommunications failures, unauthorized intrusion, and other events. We back up software and related data files regularly and store the backup files at an off-site location. However, there can be no assurance that our disaster preparedness will eliminate the risk of extended interruption of our operations. In connection with our subscription and hosting services, we have engaged third-party hosting facility providers to provide the hosting facilities and certain related infrastructure for such services. We also retain third-party telecommunications providers to provide Internet and direct telecommunications connections for our services. These providers may fail to perform their obligations adequately. Any damage or failure that interrupts our operations or destroys some or all of our data or the data of our customers, whether due to natural disaster or otherwise, could expose us to litigation, loss of customers, or other harm to our business. We are currently developing a project plan in conjunction with the database upgrade/porting initiative to achieve partial and then eventually full hot failover of our www.smartonline.com portal. This will alleviate to a certain extent the risk of interruption of our operations. Until we achieve this hot failover strategy, we still have a significant risk regarding interruption of our business.

(17) Defects in Our Service Could Diminish Demand for Our Service and Subject Us to Substantial Liability, Damage Our Reputation, Or Otherwise Harm Our Business.

Because our service is complex, it may have errors or defects that users identify after they begin using it, which could harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. Since our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. In addition to technical defects, our products could have errors related to the subject matter they address. For example, our accounting applications might cause users to make accounting mistakes due to our software not incorporating correct accounting practices or our HR software may have mistakes that cause users to have liability to their employees. Even if the initial releases of our applications do not contain errors, changes in accounting practices or rules related to employers could cause our applications to become outdated. If any of the foregoing occurs and customers elect not to renew, delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. In addition, the fear that any of the foregoing could occur may cause customers to choose to purchase the products of our larger competitors in the belief that larger companies are more reliable.

(18) Security and Other Concerns May Discourage Use of Our Internet-Based SaaS Model, Which Could Harm Our Business.

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

Risks Associated with Our Markets, Customers and Partners

(21) If Our On-Demand Application Service is Not Widely Accepted, Our Operating Results Will Be Harmed.

Historically, we have derived a small percentage of our revenue from subscriptions to our on-demand application service. However, our business plan contemplates a substantial increase in this source of revenue in the future both as a result of internal growth and subscription customers acquired as part of the iMart and Computility acquisitions. As a result, widespread acceptance of our service is critical to our future success. Factors that may affect market acceptance of our service include:

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

We derive subscription revenue primarily from our stand alone SFA/CRM application, our stand alone e-Commerce application. At the end of 2005, we began to generate a small amount of revenue from subscriptions to our main portal, www.SmartOnline.com. Our small business customers do not sign long-term contracts. Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period and in fact, customers have often elected not to do so. In addition, our customers may renew for a lower-priced edition of our service or for fewer users. Many of our customers utilize our services without charge. We have limited historical data with respect to rates of customer subscription renewals for paying customers, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including when we begin charging for our services, their dissatisfaction with our service and their ability to continue their operations and spending levels. Since the beginning of 2006, the number of paying subscribers at out main portal has declined. If our customers do not renew their subscriptions for our service, our revenue may decline and our business will suffer.

(24) We Depend on Small Businesses for Our Revenue. Small Businesses are Often Financially Unstable, Have High Rates of Attrition and can be Expensive Customers to Which to Market Products.

Substantially all our subscribers are small business customers with fifty or fewer employees, whether directly or indirectly from our partners who do business with small businesses. Although this is a large market, it can be very expensive to penetrate this market. Each customer results in only a small amount of revenue. In addition, small businesses are often financially unstable, which can cause them to go out of business. Our small business customers typically have short initial subscription periods and, based on our experience to date, have had a high rate of attrition and non-renewal. If we cannot replace our small business customers that do not renew their subscriptions for our service with new paying customers quickly enough, our revenue could decline. This adversely affects our ability to develop long-term customer relationships. We must continually attract new customers to maintain the same level of revenue.

(25) If We Fail to Develop Our Brand Cost-Effectively, Our Business May Suffer.

We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. In the past, our efforts to build our brand have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

(26) We Depend on Corporate Partners to Market Our Products Through Their Web Sites and OEM or Integration Relationships Under Relatively Short Term Agreements. Termination of These Agreements Could Cause A Substantial Decline in Our Revenue and a Substantial Increase in Customer Acquisition Costs.

Approximately 46% of total revenue during year 2005, approximately 93% of total revenue during year 2004, and approximately 83% of total revenue during year 2003, was derived from syndication, integration and OEM agreements with large companies and related parties whereby our content, software applications and technology platform are integrated into the web sites of our syndication partners and the software and services of our integration partners is sold on our website, and our CD-ROM products are bundled with the products of others through our OEM relationships. Under these agreements we both derive revenue and we utilize the resources of our partners to reduce our customer acquisition costs. As of July 7, 2006, we have five (5) syndication agreements, where we currently or will have our content and software on the website of large corporate partners. However, we have received notice that one contract will not be renewed when it expires in September of 2006, and we learned in 2006 that a second partner is involved in a restructuring and it is unknown at this time whether its agreement will be renewed. We have not added a new syndication partner since 2004 despite our efforts to try and do so, and we have lost one syndication partner in that time. As of July 7, 2006, we have four (4) integration partnership agreements where we integrate the content or services of our partners into our technology platform. Prior to July 7, 2006, a fifth integration partner terminated its agreement prior to its scheduled termination date. As of July 7, 2006, we have one (1) OEM relationship through our distributor, PC Treasures. Not all these agreements generate revenue for us at this time. As of July 7, 2006, no syndication partners had agreed to purchase a one-year subscriptions from us under our volume discount. These agreements typically have initial terms of from one to two years. In the event these agreements were to terminate or not be renewed, or their terms substantially renegotiated, we expect that our revenues would decline and our customer acquisition costs would increase. Although our partners are important to our business on a collective basis, no single partner is material to our business. The syndication, integration, and OEM agreement revenue described above includes revenue from an integration agreement between us and Smart IL, a related party owned by one of our stockholders. Smart IL accounted for approximately 0% of our total revenues in 2005, approximately 32.9% of total revenue during 2004 and approximately 27.2% of our total revenue during 2003. Smart IL is not expected to contribute to our revenue in the future. Our dealings with Smart IL are described under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Revenue From Related Parties.” One related group of customers (Alticor affiliated companies) accounted for approximately 89% and 96% of iMart’s revenue during 2004 and 2003, respectively. Approximately 100% of the e-Commerce business we acquired from iMart depends upon four partner relationships.

(27) It is Important for Us to Continue to Develop and Maintain Strategic Relationships. We Have Failed to Sign Any New Significant Strategic Partner Relationships for the Applications We Sell Via Our OneBizSM Platform Since the Beginning of the Second Quarter of 2005. Failure to Do So Could Harm Our Business.

We depend on syndication and integration partners, OEM relationships and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, and other marketing efforts. Approximately 83% of our total revenue during 2003 and approximately 93% of our total revenue during 2004 and approximately 46% of our revenue from 2005 was derived through such relationships. We have not signed a new significant strategic partner relationship for the applications we sell via our OneBizSM platform since the beginning of the second quarter of 2005. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services. One of the integration contracts has been cancelled before the scheduled termination date, we have received notice that a syndication contract will not be renewed when it expires in September of 2006, and we learned in 2006 that another syndication partner is involved in a restructuring and it is unknown at this time whether its agreement will be renewed. Our success depends in part on the ultimate success of our syndication and integration partners, OEM relationships and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. One of our syndication partnership agreements with www.Inc.com and www.FastCompany.com, contains a prohibition against our syndicating our platform and applications to two competitors. All of our integration partnership agreements limit our ability to integrate products or services onto our website that compete with the products or services being provided through our website by our integration partners.

(28) Our Lengthy Sales Cycle with Syndication, Integration Partners and OEM Relationships Could Adversely Affect Our Financial Results.

Our syndication and integration partners and OEM relationships typically commit significant resources to an evaluation of available solutions and require us to expend substantial time, effort, and money educating them about the value of our services and software. Our sales cycle, which is the time between initial contact with a potential partner and ultimately signing a contract, is often lengthy and unpredictable. As a result, we have limited ability to forecast the timing and size of new specific partnering and OEM relationships. In addition, revenue may not begin to flow from such contracts until long after they are signed due to delays in implementing the contracts or the failure of our partners to devote the resources required to promote our products to small businesses. Any delay in signing or implementing syndication, integration and OEM contracts or other strategic agreements could cause our operating results to vary significantly. We have not added a new syndication partner since 2004 despite our efforts to try and do so.

(29) We Face Significant Competition, Which Could Adversely Affect Our Business.

The market for our solutions is intensely competitive and rapidly changing. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors. We also at times have to overcome customer reluctance to move away from existing paper-based systems. We have two primary categories of competitors: companies that offer a broad range of software applications for small businesses and companies that offer one or two applications that compete with our broad range of applications. Our principal direct competition primarily comes from large companies, such as Microsoft, Oracle, Intuit, SAP and Yahoo!, who provide multiple software products used by many small businesses. In addition, we face competition from other competitors who sell single applications. Salesforce.com is an example of one of the many companies that fall within this second category of competitors. Many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger total number of customers for their products and services than we do. Some of our competitors sell many products to our current and potential customers, as well as to systems integrators and other vendors and service providers. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we may be able to do. In addition, we anticipate new competitors will enter the market in the future. Increased competition may result in price reductions, reduced gross margins, and change in market share and could have a material adverse effect on our business, financial condition, and results of operations. New product announcements by competitors may make it difficult to sell our products even before the competitor releases the product. For example, Microsoft has announced that it intends to introduce a new small business accounting application in 2006, and that it will be working on its own SaaS strategy.

(30) We Depend on Nonrecurring Revenue, Which May Cause Our Revenue to Fluctuate Substantially From One Quarter to Another or to Decline Permanently as Market Conditions Change.

We depend on nonrecurring revenue. Nonrecurring revenue is primarily derived from integration fees and other up-front payments received upon signing syndication and integration agreements with corporate partners for which we charge a one-time fee. This revenue is recognized on a monthly basis over the initial term of the integration and syndication contracts and may fluctuate substantially from one quarter to another. All of our integration revenues were from nonrecurring sources during the years ended December 31, 2003 and December 31, 2004; and 80% of our integration revenues from 2005 were from nonrecurring sources. Approximately 85% of our syndication revenues for 2005, 68% of our syndication revenues for 2004, and 48% of our syndication revenues for 2003 were from nonrecurring sources. In addition, such revenue may substantially decrease on a permanent basis due to market conditions over which we have little or no control, including competitors introducing new products to the market or reducing the price of competing products.

(31) We Depend on Subscription Revenues; Our Future Growth is Substantially Dependent on Customer Demand for Our Subscription Services Delivery Models. Failure to Increase This Revenue Could Harm Our Business.

Revenues from small businesses for our subscription revenue, which include subscriptions, revenue share, e-Commerce fees, hosting fees, loan origination fees and marketing fees, represented approximately 7.7% of our total revenue for 2005, 6.2% of our total revenue for 2004, and approximately 16.5% of total revenue for fiscal 2003. For the same periods, the pre-acquisition subscription revenue from the e-Commerce application, and the SFA/CRM application, constituted substantially higher percentages of the revenue of the businesses we acquired in October of 2005. Consequently, we expect these acquisitions will substantially increase our dependence on subscription revenue. We anticipate that with the launch of our new applications and the acquisitions of iMart and Computility, subscription revenues will represent a significant percentage of our total revenues and that our future financial performance and revenue growth will depend, in large part, upon the growth in customer demand for our outsourced services delivery models. As such, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from the delivery strategies that other software vendors and we have traditionally employed. To maintain positive margins for our small business services, our revenues will need to continue to grow more rapidly than the cost of such revenues. There can be no assurance that we will be able to maintain positive gross margins in our subscription services delivery models in future periods. If our subscription services business does not grow sufficiently, we could fail to meet expectations for our results of operations, which could harm our business. Since the beginning of 2006, the number of paying subscribers at our main portal has declined.

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

(32) There are Risks Associated with International Operations, Which May Become a Bigger Part of Our Business in the Future.

We currently do not generate substantial revenue from international operations, and we expect that we will not be generating revenue from international operations in 2006. Currently, we are exploring the possibility of expanding into international markets. If we do so, our international operations will be subject to risks associated with operating abroad. These international operations are subject to a number of difficulties and special costs, including:

•	costs of customization and localization of products for foreign countries;
•	laws and business practices favoring local competitors;
•	uncertain regulation of electronic commerce;
•	compliance with multiple, conflicting, and changing governmental laws and regulations;
•	longer sales cycles; greater difficulty in collecting accounts receivable;
•	import and export restrictions and tariffs;
•	potentially weaker protection for our intellectual property than in the United States, and practical difficulties in enforcing such rights abroad;
•	difficulties staffing and managing foreign operations;
•	multiple conflicting tax laws and regulations; and
•	political and economic instability.

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

(33) Historically, Substantial Amounts of Our Revenue Were Derived From Transactions with Related Parties, Which Means That Our Revenue May Not Reflect the True Commercial Viability of Our Business and That Our Revenue May Decline If We Cannot Replace this Revenue With Revenue From Unrelated Third Parties.

During 2004, $330,050, or 32.9% of total 2004 revenue, was derived from related party transactions. During 2003, $513,057, or 40.7% of 2003 total revenue, was derived from transactions with parties in which our officers, directors and stockholders have a direct or indirect interest. None of our revenues during 2005 was derived from related parties.

Because our officers, directors and stockholders derive a benefit from promoting the success of our business, these transactions may have been entered into by these related parties to promote our business. Consequently, revenue derived from these transactions may not be as indicative of the true commercial viability of our business as revenue derived from transactions with unrelated parties.

Our officers, directors and stockholders have limited resources and will not be able to enter into the same dollar volumes of transactions in the future as in the past. Having high amounts of revenue from related party transactions, therefore, means our revenue will decrease if we are not able to replace this revenue with revenue from transactions with unrelated parties. Specifically, one related party, Smart IL, which accounted for approximately 32.9% of our total revenue during 2004 and approximately 27.2% of our total revenue during 2003, is not expected to contribute to our revenue in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenue from Related Parties,” for a description of our dealings with Smart IL.

Risks Associated with Our Officers, Directors, Employees and Stockholders

(34) Any Failure to Adequately Expand Our Direct Sales Force Will Impede Our Growth, Which Could Harm Our Business.

We expect to be substantially dependent on our direct sales force to obtain new customers. In conjunction with the shift in sales focus from integration and syndication partners to direct sales to small businesses and sales of pre-paid subscriptions to our syndication partners, we recently restructured our sales department, which included scaling back the number of sales people we employ. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our services will suffer.

(35) Because Competition for Our Target Employees Is Intense, We May Not Be Able to Attract and Retain the Highly Skilled Employees We Need to Support Our Planned Growth, Which Could Harm Our Business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock, and the recent suspension of trading of the our securities and inability for our securities to be traded on a national exchange or quoted on an interdealer quotation system described in Risk Factor (51), may adversely affect our ability to attract or retain key employees. Furthermore, the new requirement to expense stock options may discourage us from granting the size or type of stock options awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

(36) Our Growth Could Strain Our Personnel and Infrastructure Resources, and if We Are Unable to Implement Appropriate Controls and Procedures To Manage Our Growth, We May Not Be Able to Successfully Implement Our Business Plan.

If we are able to raise additional capital, we plan to have a period of rapid growth in our headcount and operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. We anticipate that further growth will be required to address increases in our customer base, as well as our expansion into new geographic areas. With the Computility acquisition, we added 17 new employees, and with the iMart acquisition we added 22 employees, all in October 2005. As of January 1, 2006, we had a total of 72 employees in five states, including those employed by our wholly owned subsidiaries. Since that time, however, we have reduced our headcount in a restructuring of our sales department, and the total number of employees as of July 7, 2006 was 65.

Our success will depend in part upon the ability of our senior management to manage growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

(37) Our Executive Management Team is Critical to the Execution of Our Business Plan and the Loss of Their Services Could Severely Impact Negatively on Our Business; We Need to Attract Independent Members to Join Our Board of Directors.

Our success depends significantly on the continued services of our management personnel, including Michael Nouri, who is President and Chief Executive Officer, and Henry Nouri, our Executive Vice President. Losing any one of our officers could seriously harm our business. Competition for executives is intense. If we had to replace any of our officers, we would not be able to replace the significant amount of knowledge that they have about our operations. All of our executive team work at the same location, which could make us vulnerable to loss of our entire management team in the event of a natural or other disaster. We do not maintain key man insurance policies on anyone.

In addition, in March 2006, our Board of Directors authorized its Audit Committee to conduct an internal investigation of matters relating to the SEC suspension and investigation. Final findings of the independent outside legal counsel were shared with the full Board of Directors on July 7, 2006. As one results of these findings, Mr. Jeffrey LeRose was appointed to the position of non-executive Chairman of the Board of Directors. Mr. Nouri has stepped down as Chairman of the Board of Directors, but will continue to serve as our President, Chief Executive Officer and as a member of the Board of Directors. This internal investigation has placed considerable time demands upon our independent directors. After the end our fiscal year, two of our directors resigned because of the time commitments required to adequately perform their duties as a directors. We currently have three directors, only one of whom is independent. We are conducting a search for additional independent directors with public company expertise and financial experience to add to our Board of Directors. However, given the unresolved status of the SEC investigation, there can be no guarantee that we will be able to attract independent directors to join the Board of Directors. In addition, effective June 1, 2006, our General Counsel, Joan Keston, was no longer an employee, and we are currently considering whether to hire a new General Counsel or continue to augment our legal department with the assistance of outside law firms.

The SEC action and the Audit Committee investigation may result in the loss of services of one or more of our officers or directors or changes in our additional internal controls and procedures. Any such change may have a material adverse impact on our business. See “ITEM 1. BUSINESS, Recent Developments” and “ITEM 3. LEGAL PROCEEDINGS” for further discussion of the SEC action and the internal investigation; and see “ITEM 9A. CONTROLS AND PROCEDURES.”

(38) Officers, Directors and Principal Stockholders Control Us. This Might Lead Them to Make Decisions That Do Not Benefit the Stockholder Interests.

At July 7, 2006, our officers, directors and principal stockholders beneficially owned approximately 8,647,828 shares (approximately 53%) of our outstanding stock, which includes approximately 870,000 shares which can be acquired upon exercise of options within sixty (60) days after July 7, 2006. These shares include a total of 3,552,028 shares beneficially owned by Michael Nouri and/or Henry Nouri, who are brothers. This number does not include 265,631 shares owned by Ronna Loprete, who is the wife of Michael Nouri, and who resigned as an officer and director of Smart Online in September of 2005, and as an employee of the Company in December of 2005. In addition, approximately 330,000 shares are subject to issuance upon exercise of options owned by the officers and directors, which options cannot be exercised within sixty (60) days after July 7, 2006, and therefore are not counted as being beneficially owned at that date. As a result, these persons, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of our common stock.

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

Our Board of Directors has approved a form of Rule 10b5-1 plan for the sale of our shares held by officers and key employees. The form of plan approved by the Board of Directors for use by officers and employees authorizes each person to sell 650 shares of our Common Stock each month.

Insiders are often prohibited from trading shares of their company, because their duties often require them to possess material nonpublic information about their companies. Rule 10b5-1 was adopted by the SEC in October 2000 to facilitate insiders selling their company stock, if they establish a plan to regularly sell their shares and the plan satisfies the requirements of Rule 10b5-1, including that the insider must not possess material non-public information when the plan is initiated.

Ten of our officers and employees, including our Chief Executive Officer, have indicated they intend to initiate Rule 10b5-1 plans utilizing the form of plan approved by our Board of Directors. As of July 7, 2006, none of these officers or employees had instituted a Rule 10b-5 plan. However, we expect these plans will be initiated when our officers and key employees do not possess material non-public information about us.

Officers and key employees are not required to limit their sales of shares of our common stock to the number of shares stated in their plans. Consequently, you should not interpret the plans as setting any maximum limit on sales by such officers, directors or key employees, because officers, directors and key employees may sell our shares outside of their plans, whether or not they have executed any plans.

(40) Shares of Common Stock Owned by Our Officers, Directors and Consultants Have Been Registered in a Registration on Form S-8 and May be Resold by Them, Which May Have a Negative Impact on Their Interest in Our Future.

In May 2005, we registered 5,000,000 shares of our Common Stock issuable under our 2004 Equity Compensation Plan for our officers, directors and consultants on Form S-8. At December 31, 2006, 16,500 shares registered on Form S-8 were outstanding and 1,786,750 shares are subject to outstanding stock options. There were an additional 941,200 shares subject to outstanding stock options issued under prior option plans, or not under any plan, that were not registered. This will allow our officers, directors and consultants to more easily sell all of their shares of our common stock after their contractual lock-up restrictions expire, which may have a negative impact on their interest in our future success . Shares owned by officers and directors are deemed to be “control” securities and, until we meet certain criteria, resales by officers and directors pursuant to a Form S-8 registration statement are subject to the volume limitations of Rule 144(e), which means that an officer or director would be entitled to sell within any three-month period a number of shares that does not exceed (i) 1% of the number of shares of Common Stock then outstanding, or (ii) the average weekly trading volume of the Common Stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale.

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

(42) Compliance With New Regulations Governing Public Company Corporate Governance and Reporting is Uncertain and Expensive.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and the NASD. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. Our ability to fully comply with these new laws and regulations is also uncertain. Our failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules. We estimate this will add approximately $1 million to our expenses during our first year as a public company, but there can be no assurance that costs will not be higher. We have also incurred, and will continue to incur, substantial additional professional fees and expenses associated with the SEC’s suspension of trading of our securities in January 2006, and with the internal investigation authorized by our Board of Directors in March 2006. Although our insurance carrier has paid a portion of these fees, not all such fees and expenses will be covered by our insurance.

(43) The SEC Suspension of Trading of Our Securities Has Damaged Our Business, and It Could Damage Our Business in the Future.

On January 17, 2006, the Securities and Exchange Commission issued an Order of Suspension of Trading in our securities . According to the order, the SEC believed that there was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for our stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. From the beginning, we have cooperated with the SEC’s efforts with regard to the suspension. See “Item 3. LEGAL PROCEEDINGS.”.

The suspension of trading by the SEC has already harmed our business in many ways, and may cause further harm in the future. In part, we have experienced a decreased ability to raise capital due to the lack of liquidity of our stock and to questions raised by the SEC’s action. Our decreased ability to raise capital has already prevented us from making the investments we need to make in sales and marketing and may in the future cause us to reduce research and development. Legal and other fees related to the SEC’s action also reduces our cash flow. Reduced cash flow jeopardizes our ability to make the installment payments required by the agreements to acquire iMart and Computility. The time spent by our management team and our Directors dealing with issues related to the SEC action also detracts from the time they spend on our operations. Since the commencement of the SEC action and the related Audit Committee investigation, two of our independent Board members have resigned due to the time commitments required to adequately perform their Board duties. One of these Board members was our Audit Committee’s chairman and our audit committee financial expert. We currently conducting a search to replace these two independent directors, but there can be no assurances that we will attract new independent directors. Finally, an important part of our business plan is to enter into private label syndication agreements with large companies. The SEC’s action and related matters may cause us to be a less attractive partner for large companies and may cause us to lose important opportunities. The SEC’s action and related matters may cause other problems in our operations.

(44) We Believe Our Financial Results Will Be Adversely Affected By Changes in Accounting Principles Generally Accepted in the United States.

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, in December 2004, the FASB announced its decision to require companies to expense employee stock options. We will adopt this new accounting pronouncement, Statement of Financial Accounting Standards No. 123r (revised 2004), Share-Based Payment, beginning on January 1, 2006, which is the start of fiscal 2006. We believe this change in accounting will materially and adversely affect our reported results of operations.

(45) Privacy Concerns and Laws or Other Domestic or Foreign Regulations May Reduce the Effectiveness of Our Solution and Adversely Affect Our Business.

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

(46) Our Business is Subject to Changing Regulations Regarding Corporate Governance and Public Disclosure That Has Increased Both Our Costs and the Risk of Noncompliance.

We are subject to rules and regulations by various governing bodies, including the SEC, NASDAQ and Public Company Accounting Oversight Board, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded. Our efforts to comply with these new regulations, most notably the Sarbanes-Oxley Act of 2002(“SOX”), have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention to compliance activities.

By the end of fiscal 2007, we are required to comply with the SOX requirements involving the assessment of our internal control over financial reporting and our independent accountant’s audit of that assessment. In March 2006, we retained a new Chief Financial Officer. His review of our internal control over financial reporting to date and the final findings of our Audit Committee investigation have identified several deficiencies in our internal control over financial reporting, which we are working to remediate. See “ITEM 9A. CONTROLS AND PROCEDURES” of this report for a more detailed description of this process. Although we believe our on-going review and testing of our internal control and financial reporting will enable us to be compliant with the SOX requirements, we have identified some deficiencies and may identify others that we may not be able to remediate and test by the end of fiscal 2007. If we cannot assess our internal controls over financial reporting as effective, or our external auditors are unable to provide an unqualified attestation report on such assessment, our stock price could decline.

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

(47) Evolving Regulation of the Internet May Harm Our Business.

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

(48) Our Ability to Protect Our Intellectual Property is Limited and Our Products May be Subject to Infringement Claims by Third Parties.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan. In addition, our agreements often require us to indemnify our syndication partners for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from offering our service to others. No third party has filed any intellectual property lawsuit against us.

(49) Anti-Takeover Effects of Charter Documents and Delaware Law Could Discourage or Prevent a Change in Control, Even If a Change of Control Would Be Beneficial to Shareholders and Investors.

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

•
Provisions in agreements related to the acquisition of our e-commerce software application business which restrict how we operate that business and installment payment obligations for the purchase price of the e-commerce software application business may discourage other companies from purchasing our business.

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

Risks Associated with the Market for Our Securities

(50) Our Common Stock is Currently Not Listed on a National Exchange or Quoted in an Interdealer Quotation System. The Company Cannot Make Any Assurance That Its Common Stock Will Be Listed On a National Exchange or Quoted in Any Interdealer Quotation System. Therefore, You May Be Unable to Sell Your Shares.

From April 15, 2005 until January 16, 2006, our stock was traded on the Over the Counter Electronic Bulletin Board (“OTCBB” or “Bulletin Board”). On January 17, 2006, the Securities and Exchange Commission issued an Order of Suspension of Trading in our securities. According to the order, the SEC believed that there was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for the Company’s stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result, NASDAQ withdrew its acceptance of our application to be traded on the NASDAQ Capital Market.

Following that suspension, the SEC cautioned brokers, dealers, stockholders, and potential buyers that they should carefully consider the suspension with our current and future public information. The SEC also alerted brokers and dealers that, pursuant to Rule 15c2-11 promulgated under the Securities Exchange Act of 1934, brokers and dealers are prohibited from directly or indirectly offering quotations in our Common Stock unless such broker or dealer has strictly complied with Rule 15c2-11. The rule provides, in part, that brokers or dealers have certain, identified information in their possession and that they have a reasonable basis for believing that such information is accurate and reliable. Prior to the publication of any quotation, such broker or dealer must submit a form to the interdealer quotation system indicating the broker or dealer has the information required under Rule 15c2-11. As of July 7, 2006, no broker or dealer has submitted such a form that would allow any quotation in our Common Stock, and our common stock is only traded on a limited basis in the “grey market,” without any broker, dealer or market maker providing quotations. We have no indication that any such form will be filed, and therefore cannot estimate when or if our Common Stock will be quoted on an interdealer quotation system.

Consequently, the market for our Common Stock is greatly reduced, and the lower trading volumes (compared to a national exchange or an “Over the Counter” market) may make it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock.

Since our securities are not eligible for listing on NASDAQ or quotation in an interdealer quotation system, there is currently no significant public trading volume, and there is no guarantee that our securities will be eligible for listing on an exchange or for quotation in an interdealer quotation system, purchasers of the shares may have difficulty selling their securities should they wish to do so. A broker-dealer must file a Form 211 and undergo NASD review before it can quote securities on either the OTCBB, which is operated by the National Association of Securities Dealers (“NASD”), or on the “pink sheets,” which are operated by a private company and are not affiliated with the NASD. Companies quoted on the OTCBB must continue to file reports with the SEC pursuant to Section 13 or 15(d) of the Securities Act of 1933, while companies quoted on the “pink sheets” need not do so. Trading volume for securities traded only on the “pink sheets” is generally lower than for securities traded on the OTCBB. If our securities were quoted for trading only on the “pink sheets,” an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered hereby.

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

(51) If Securities Analysts Do Not Publish Research or Reports About Our Business or If They Downgrade Our Stock, the Price of Our Stock Could Decline.

The trading market for shares of our Common Stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If we do not succeed in attracting analysts to report about our company, most investors will not know about our company even if we are successful in implementing our business plan. We do not control these analysts. There are many large, well established publicly traded companies active in our industry and market, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Lower trading volume may also mean that you could not resell your shares.

(52) Our Quarterly Revenues and Operating Results may Fluctuate in Future Periods and We may Fail to Meet Expectations of Investors and Public Market Analysts, Which Could Cause the Price of Our Common Stock to Decline.

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

(53) Our Stock Price is Likely to be Highly Volatile and May Decline.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our Common Stock has been and is likely to continue to be subject to wide fluctuations. Further, our Common Stock has a limited trading history. Factors affecting the trading price of our Common Stock include:

•	variations in our actual and anticipated operating results;
•	changes in our earnings estimates by analysts;
•	the volatility inherent in stock prices within the emerging sector within which we conduct business;
•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;
•	recruitment or departure of key personnel;
•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our Common Stock;
•	market conditions in our industry, the industries of our customers and the economy as a whole;
•	the recent suspension in the trading of our securities issued by the Securities and Exchange Commission;
•	the present inability of brokers and dealers to quote the price of our Common Stock on the “Over the Counter” markets; and
•	the volume of trading in our Common Stock, including sales of substantial amounts of Common Stock issued upon the exercise of outstanding options and warrants.

In addition, NASDAQ, has experienced extreme price and volume fluctuations that have affected the trading prices of many technology and computer software companies, particularly Internet-related companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad trading fluctuations could also adversely affect the trading price of our Common Stock.

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

(54) Shares Eligible for Public Sale Could Adversely Affect Our Stock Price. Holders of Shares of Our Common Stock Signed Agreements That Prohibit Resales of Approximately 9,954,624 shares of our Common Stock. The Initial Lock-up Period Expired on September 30, 2005. If Substantial Numbers of Shares Are Resold as Lock-up Periods Expire, the Market Price of Our Common Stock Is Likely to Decrease Substantially.

At December 31, 2005, 15,607,231 shares of our common stock were issued and outstanding and 2,791,300 shares may be issued pursuant to the exercise of warrants and options. 4,145,950 shares are to be registered on a registration statement on Form S-1; of these 1,394,758 shares and 36,550 warrants to purchase shares were previously registered for resale on registration statement No. 333-119385 and are to be reregistered for resale on the registration statement. These 1,394,758 shares and 36,550 warrants to purchase shares represent a portion of the 1,942,833 shares and warrants to purchase shares registered for resale on registration statement No. 333-119385. Because of fundamental changes to our business, shares cannot be resold under a previous registration statement. These shares may be sold pursuant to Rule 144. During May 2005, we registered on Form S-8 5,000,000 shares of our Common Stock for our officers, directors and consultants, of which at December 31, 2005, 16,500 shares were outstanding and 1,786,750 shares are subject to outstanding stock options. There were an additional 941,200 shares subject to outstanding stock options issued under prior option plans, or not under any plan, that were not registered. The remaining outstanding shares are restricted and may be sold in the public market only if they qualify for an exemption from registration described below under Rules 144, 144(k) or 701 promulgated under the Securities Act.

Lock-Up and Dribble Out Agreements. Most of our security holders have signed lock-up agreements (the “Lock-up Agreements”) restricting the sale of our securities and/or agreements that limit the number of shares sellable during specific time periods (“Dribble Out Agreements”). The lock-up period expired on September 30, 2005. At September 30, 2006, all contractual restrictions in the Lock Up Agreements on sales terminate. The Dribble Out Agreements apply to all the shares sold by us in private placements and Regulation S offerings during 2004 and 2005. Until the Dribble Out Agreements terminate, the Dribble Out Agreements limit the number of shares an investor may resell. The three types of Dribble Out Agreements provide that certain stockholders may for one year sell up to (1) 8.5% of the formerly locked up shares in any calendar month, (2) 25% of such shares during any 30-day period, or (3) 33% of such shares during any 30-day period, depending on which form of Dribble Out Agreement the investor signed.

The purchasers of shares of Common Stock we sold in 2006 also entered into agreements restricting the sale of those shares. These contractual restrictions are set to expire six (6) months after these shares are registered for resale. None of the shares sold in 2006 have been so registered. The Dribble Out Agreements with these investors provide that they may for one year sell up to 25% of such shares during any 30-day period.

Market Price Decline and Low Trading Volume. Our stock is very thinly traded. The average trading volume for our Common Stock during October, November, December 2005, and early January 2006, during which time our stock was traded on the OTCBB, was approximately 16,900 thousand shares per day. Since the termination of the SEC’s suspension of trading of our securities on January 30, 2006 until July 3, 2006, the average trading volume for our Common Stock was approximately 1,900 shares per day. The number of shares that could be sold during this period was restrained by the lock-up agreements described above, while there was no similar contractual restraint on the number of buyers of our Common Stock. This means that market supply may increase more than market demand for our shares when the lock-up period expires. Many companies experience a decrease in the market price of their shares when a lock-up period terminates. For the first three days of October, trading volume substantially increased for several days to over 70,000 shares per day and our stock price declined substantially; for the first three days of November, our trading volume was approximately 17,500 shares per day and our stock price remained relatively stable; for the first three days of December, our trading volume was approximately 6,000 shares per day and our stock price remained relatively stable at about $7.60; and for the first three days of January, our trading volume was approximately 3,600 shares per day and our stock price remained relatively stable at about $8.90. Since the termination of the Order of Suspension of Trading issued by the SEC, our trading volume has ranged from 0 to 34,500 shares per day, while our stock price declined from $10.00 per share on January 13, 2006 to $1.90 per share on July 7, 2006. At the beginning of each month, certain people who sold stock during the preceding month are able to sell additional shares. If the volume of selling increases substantially at the beginning of each month, or at any other time in the future, the market price of our Common Stock is likely to decrease substantially.

We cannot predict if future sales of our Common Stock, or the availability of our Common Stock held for sale, will materially and adversely affect the market price for our Common Stock or our ability to raise capital by offering equity securities. Our stock price may decline if the resale of shares under Rule 144, in addition to the resale of registered shares, at certain time in the future, exceeds the market demand for our stock.

Market conditions and market makers may cause your investment in our Common Stock to significantly diminish and may become very illiquid. Because our Common Stock is not listed on any national exchange or quoted in an “Over the Counter” market, the liquidity of an investment in our Common Stock has been reduced. Further, the suspension of trading on our securities may have significantly reduced the current and future market for buyers in our Common Stock. A reluctance of buyers to purchase our securities would limit the number of shares that could be sold by selling stockholders, and would significantly reduce the value of the stock.

We can offer no assurance that the volume of trading of our shares in the public markets will be sufficient to allow all sellers to sell at the times or prices they desire. Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

(55) Our Securities May Be Subject to “Penny Stock” Rules, Which Could Adversely Affect Our Stock Price and Make It More Difficult for You to Resell Our Stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that reports with respect to transactions in such securities are provided by the exchange or quotation system pursuant to an effective transaction reporting plan approved by the Commission.) We are subject to these rules because our Common Stock has ceased to be listed for trading on NASDAQ or quotation in any “Over the Counter” markets.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	Contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	Contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements;
•	Contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;
•	Contains a toll-free telephone number for inquiries on disciplinary actions;
•	Defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	Contains such other information and is in such form (including language, type, size, and format) as the Commission shall require.

The broker-dealer also must provide the customer, prior to effecting any transaction in a penny stock, with:

•	bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Special Note Regarding
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. You can identify these statements by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. Examples of sections containing forward-looking statements include “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” These forward-looking statements involve many risks and uncertainties. Examples of such risks and uncertainties are described under “Item 1A. RISK FACTORS” and elsewhere in this report, as well as in other filings we may make from time to time with the SEC. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations, and financial condition. All forward-looking statements included in this report are based on information available to us as of the date of this report. We assume no obligation or duty to update any such forward-looking statements.

ITEM 2. PROPERTIES

Our principal administrative, sales, marketing, and research and development facility is located in Durham, North Carolina near Research Triangle Park and consists of approximately 5,800 square feet of office space held under a lease that expires on October 31, 2006. We also lease approximately 4,800 square feet of office space in Des Moines, Iowa under a lease that expires on September 30, 2006; and approximately 6,800 square feet of office space in Grand Rapids, Michigan. The Michigan facility is currently leased on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

Smart Online, Inc. v. Genuity, Inc. - We instituted this action against Genuity on May 22, 2001, in the Superior Court of Wake County, North Carolina, Civil Action No. 01-CVS-06277. We brought claims against Genuity for breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of warranty of fitness for a particular purpose, conversion, unfair and deceptive trade practices, negligent misrepresentation and fraud arising from Genuity’s failure to perform properly under contracts between the parties, from Genuity’s failure to return certain property belonging to us, and from certain representations made by Genuity with regard to the services needed by us under the contracts. On or about July 23, 2001, Genuity filed its answer to the complaint along with counterclaims against us. In its counterclaims, Genuity brought claims for breach of contract alleging that we failed to pay for the services rendered by Genuity. On October 22, 2002, the court denied Defendant’s request to dismiss our breach of contract claim, allowed us to amend its complaint to restate its claim for breach of contract, and dismissed our claims for breach of implied warranties. The parties were completing discovery and preparing for trial when the case was automatically stayed as a result of Genuity’s filing for bankruptcy in 2002. This case is still subject to the automatic stay.

Smart Online, Inc. v. X.C.L. Partners, Inc. On November 10, 2005, we instituted a law suit in the General Court of Justice Superior Court Division in Wake County, North Carolina against X.C.L. Partners, Inc. (“XCL”) seeking a declaratory judgment determining that we did not enter into a contract with XCL. The parties settled the case on March 29, 2006 by a “Release of All Claims and Confidentiality Agreement” pursuant to which XCL released us from any liability.

Suit Against Michael Nouri Regarding Smart Online, S.A. Approximately three and a half years ago, we petitioned (as is required under French law) a court in France to allow us to liquidate Smart Online S.A., a French subsidiary of Smart Online. As a result, we paid $113,056.83 to Smart Online S.A. in settlement of all claims against us. Recently, Michael Nouri, our President and CEO and the former President and CEO of Smart Online S.A., was sued personally as the legal representative of Smart Online S.A., which suit alleges that Smart Online S.A. suffered unspecified amounts of excess liabilities and seeks to hold Mr. Nouri personally responsible. The Liquidateur for Smart Online, S.A. has agreed to a proposal for settlement offered by Mr. Nouri in the amount of $15,000 Euros (approximately US $18,750 based on an exchange rate of US $1.27 per Euro). The case was presented to the court in France in early May of 2006 for final resolution, at which time the matter was scheduled for further hearing in July 2006.  On June 13, 2006, the commercial court validated the settlement agreement, but the court did not register the withdrawal of the claim by the Liquidateur. This matter was further continued until October 19, 2006.  The court has final approval of the agreement. There can be no assurance this agreement will result in a final settlement on these terms. Our Board of Directors has authorized us to indemnify Mr. Nouri for the amount of any settlement and all legal costs and fees and other expenses associated with the defense of Mr. Nouri in relation to this matter, because Mr. Nouri was acting on our behalf in the liquidation of its French subsidiary.

Order of Securities and Exchange Commission Suspending the Trading of Smart Online Securities. On January 17, 2006, the Securities and Exchange Commission (the “SEC”) temporarily suspended the trading of the securities of the Company. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for the our stock By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result of the SEC’s suspension, NASDAQ withdrew its acceptance of our application to have our common stock traded on the NASDAQ Capital Market Simultaneously with the suspension, the SEC advised us that it is conducting a non-public investigation. While we continue to cooperate with the SEC, we are unable to predict at this time whether the SEC will take any adverse action against us. See Item 3 of this report and Risk Factors (43) and (50) for additional information regarding the SEC action.

Audit Committee Internal Investigation of Matters Related to the SEC Suspension and Investigation. In March 2006, our Board of Directors authorized its Audit Committee to conduct an internal investigation of matters relating to the SEC suspension and investigation. The Audit Committee retained independent outside legal counsel to assist in conducting the investigation. On July 7, 2006, the independent outside legal counsel shared final findings with the Audit Committee, which were then shared with the full Board of Directors. The Audit Committee did not conclude that any of our officers or directors have engaged in fraudulent or criminal activity. However, it did conclude that we lacked an adequate control environment, and has taken action to address certain conduct of management that was revealed as a result of the investigation. The Audit Committee concluded that the control deficiencies primarily resulted from our transition from a private company to a publicly reporting company and insufficient preparation for, focus on and experience with compliance requirements for a publicly reporting company. As one of the results of these findings, Mr. Jeffrey LeRose was appointed to the position of non-executive Chairman of the Board of Directors to separate the leadership of the Board of Directors from the management of the Company, which is a recommended best practice for solid corporate governance. Mr. Nouri has stepped down as Chairman of the Board of Directors, but will continue to serve as our president, chief executive officer and as a member of the Board of Directors. A discussion of the significant deficiencies that were identified by the Audit Committee and related remediation efforts can be found in Item 9A of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2005, security holders did not meet or take any action by written consent.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The principal United States market in which our shares of Common Stock was quoted for trading is the Over-the-Counter Bulletin Board (the “OTC-BB”), which is operated by the NASD.

Shares of our Common Stock were approved for quotation on the OTC-BB on March 15, 2005. Trading began in April 2005, and continued through December 31, 2005. The high and low quotations for our common stock were as follows:

Quarter Ended	June 30, 2005	September 30, 2005	December 31, 2005	Year
High	$8.20	$11.50	$11.25	$11.50
Low	$1.50	$8.00	$6.30	$1.50

As is described in “ITEM 3. LEGAL PROCEEDINGS,” the SEC suspended trading in shares of our Common Stock and is conducting an investigation into possible manipulative trading in our Common Stock. According to the order, the SEC believed that there was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for our stock. If such manipulation occurred, the prices disclosed above may be higher than would have been the case if manipulation had not occurred. In addition, low trading volume and the contractual restrictions on resale of a majority of the shares of our Common Stock (which are described in “ITEM 1A. RISK FACTORS,” Risk Factor (54)) may mean that the prices disclosed above are higher than they would be if trading volumes were higher and contractual restrictions on resale did not exist.

As of July 7, 2006, there were approximately 315 record holders of 16,679,031 shares of our Common Stock. On July 3, 2006, the high and low trading price for our common stock was $2.75 and $2.00 per share, respectively, on a volume of 3,850 shares.

We have never declared or paid any cash dividends on our Common Stock and does not intend to declare or pay dividends for the foreseeable future.

See “ITEM 11. EXECUTIVE COMPENSATION - Equity Compensation Plans” for a description of our equity compensation plans.

During the year ended December 31, 2005 and to date in 2006, we made the following sales of securities, which were not registered under the Securities Act of 1933, as amended. All proceeds of all sales were used to repay indebtedness and for working capital purposes.

(1)    From February to March of 2005, we sold 605,000 shares of our common stock and warrants to purchase 50,000 shares of our common stock for an aggregate gross purchase price of $3,275,000 to four (4) investors. Only one investor received warrants, and those warrants had an exercise price of $5.00 per share. We incurred issuance costs of $290,000 related to these stock sales. See “Note 11” to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for information about the registration rights penalty payable to these stockholders.

(2)    From July to September of 2005, we sold 786,642 shares of our common stock for an aggregate gross purchase price of $4,326,531 to twenty-eight (28) investors pursuant to a private offering. We incurred issuance costs totaling $340,525 related to these stock sales. See “Note 11” to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for information about the registration rights penalty payable to these stockholders.

(3)    On March 30, 2006, we sold 400,000 shares of our common stock to Atlas Capital, S.A., an existing stockholder, for a price of $2.50 per share resulting in gross proceeds of $1,000,000. We incurred immaterial issuance costs related to this stock sale. As part of this sale, Atlas received contractual rights to purchase shares at a lower price should we enter into a private placement agreement in the future in which we sell shares of our common stock for less than $2.50 per share. In connection with this financing, Berkley Financial Services, Ltd. may claim that it is entitled to a fee of $100,000 under an investment banking letter agreement dated February 23, 2005.

(4)    On June 29, 2006, we sold 400,000 shares of our common stock to an existing investor for a price of $2.50 per share resulting in gross proceeds of $1,000,000. We incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley Financial Services, Ltd. may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

(5)    On July 6, 2006, we sold 100,000 shares of our common stock to an existing investor for a price of $2.50 per share resulting in gross proceeds of $250,000. We incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley Financial Services, Ltd. may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

All of the above noted shares were issued directly by us pursuant to offerings and sales exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act, as they were not transactions involving public offerings. We gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which we possessed or could obtain without unreasonable effort or expense that is necessary to verify the information furnished. We advised the purchasers of limitations on resale, and neither we nor any person acting on our behalf sold the securities by any means of general solicitation or general advertising.

ITEM 6. 5-YEAR SUMMARY OF HISTORICAL SELECTED FINANCIAL DATA FOR SMART ONLINE, INC.

The following table sets forth the periods indicated, selected consolidated financial data that has been derived from our audited financial statements for the years ended December 31, 2005, 2004, 2003 and 2002, and unaudited financial statements for the year ended December 31, 2001. The following selected financial data should be read in conjunction with our financial statements and related notes thereto, and with “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Income Statement Data

	2005	2004	2003	2002	2001

Revenues	$2,701,976	$1,002,970	$1,261,223	$1,391,645	$3,193,078
Loss from Operations	$(16,066,829)	$(2,801,935)	$(1,865,282)	$(999,765)	$(1,993,879)
Net Loss Attributable to Common Stockholders	$(15,590,609)	$(8,319,049)	$(4,375,836)	$(1,766,606)	$(1,994,203)
Net Loss per Share - Basic and Diluted	$(1.20)	$(0.82)	$(0.61)	$(0.25)	$(0.27)
Number of Shares Used in Per Share Calculation	12,960,006	10,197,334	7,145,047	7,181,759	7,286,965

BALANCE SHEET DATA	As of December 31,
	2005	2004	2003	2002	2001

Total Assets	$14,558,079	$773,701	$306,072	$252,579	$724,349
Long-term Obligations	$2,963,289	$1,091,814	$1,193,211	$958,925	$722,309
Redeemable Preferred Stock	$-	$-	$17,509,214	$14,692,150	$12,128,130
Stockholders' Equity (Deficit)	$6,672,631	$(1,911,090)	$(22,014,156)	$(19,268,323)	$(15,864,201)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in Management’s Discussion and Analysis of Financial Condition as Results of Operations (“MD&A”) and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,“ “anticipates,” “projects,” “intends,” “plans,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified above, under “Risk Factors” in Item 1A and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We develop and market Internet-delivered or Software-as-a-Services (SaaS) software applications and data resources for small businesses. We reach small businesses through our own website www.smartonline.com and through syndication arrangements with large corporations that private-label our software applications through their corporate web sites. Our syndication relationships provide a cost and time efficient way to market to the extremely large and diverse small business sector.

Except as noted below, all financial information for periods prior to our acquisition of Computility, Inc. and iMart Incorporated contained in this section refers to the financial performance of Smart Online only, and does not include the financial performance of either Computility, Inc. or iMart Incorporated before the acquisitions occurred in October of 2005. All financial information for periods after these acquisitions include the financial performance of the businesses we acquired, unless otherwise noted.

Recent Developments.

Financing Activities.  In March 2006, we sold 400,000 shares of its common stock to an existing investor for a price of $2.50 per share resulting in gross proceeds of $1,000,000. We incurred immaterial issuance costs related to this stock sale. As part of this sale, the existing investor received contractual rights to purchase shares at a lower price should we enter into a Private Placement Agreement in the future with a per share price less than $2.50 per common share. In connection with this financing, Berkley Financial Services, Ltd. may claim that it is entitled to a fee of $100,000 under an investment banking letter agreement dated February 23, 2005.

During the first half of 2006, we, through our wholly-owned subsidiary Smart CRM, Inc., entered into multiple factoring agreements. The factoring arrangements resulting in gross aggregate proceeds of approximately $623,000 and a debt payable to the factor in the total amount of approximately $729,000. The interest rate related to these arrangements is fixed at 10.5% and the debt will be paid off over the lives of the factored contracts which range from 28 to 44 months. These factoring agreements provide for a security interest in equipment provided to customers, if such equipment is provided under the factored contracts. Should any customer fail to make their scheduled payments, Smart CRM, Inc. will be liable to the factor for the full amount of the interest assigned to the factor. Such factoring agreements are typical and within the normal course of business for Smart CRM and its predecessor corporation, Computility. Smart CRM purchased the assets of Computility on October 4, 2005. Prior to being purchased by Smart CRM, Computility factored the majority of their contracts.

In June 2006, we sold 400,000 shares of its common stock to an existing investor for a price of $2.50 per share resulting in gross proceeds of $1,000,000. we incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley Financial Services, Ltd. may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

In July 2006, we sold 100,000 of our comon stock to an existing investor for a price of $2.50 per share resulting in gross proceeds of $250,000. We incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley Financial Services, Ltd. may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

Market Launch of Bundles of Applications on Our OneBizSM Platform. In November of 2005, we began selling our software in bundles of applications for small business subscribers on our OneBizSM platform.

We derive subscription revenue primarily from our stand alone SFA/CRM application, our stand alone e-Commerce application. At the end of 2005, we began to generate a small amount of revenue from subscriptions to our main portal, www.SmartOnline.com. As compared to mid-January 2006, the number of subscribers to our software products at our main portal www.SmartOnline.com has declined. We do not know what has caused this decline. Some customers have indicated they had difficulty accessing our software applications on our website. Consequently, we recently redesigned our website and product bundling to address this problem. We are also incorporating feedback from both customers and an outside accounting consultant to improve our Accounting application. Since we do not know the cause for the decline in customers, we have no assurance that the steps we are taking will solve this problem. If the decline is not reversed, we may not be able to survive.

Acquisition of Computility and iMart. During October 2005, we acquired substantially all of the assets of Computility, Inc., a privately held developer and distributor of sales force automation and customer relationship management software based in Des Moines, Iowa. We operate this SFA/CRM business under the name Smart CRM, Inc. doing business as Computility, Inc. Also during October 2005, we acquired all the stock of iMart Incorporated, a privately held developer and distributor of multi-channel e-commerce systems based in the Great Lakes region of the United States. We operate this e-Commerce business under the name Smart Commerce, Inc.

iMart had approximately $3.4 million of revenue during 2004, and $2.9 million (unaudited) for the nine months ended September 30, 2005; and Computility had approximately $2 million of revenue during 2004, and $1.5 million (unaudited) for the nine months ended September 30, 2005. Revenues for both companies increased during the past two years.

Both companies have customers to whom we will seek to cross-sell our other software applications. We expect to begin our cross-selling efforts with these customers by the second half of 2006. We have to continue selling the e-Commerce and SFA/CRM software applications we acquired in a manner similar to how they were sold prior to the acquisition. During May 2006, we integrated simplified versions of certain portions of the SFA/CRM software into our application suite, which is now available on our website www.smartonline.com. We are currently evaluating whether to integrate our e-Commerce application into our application suite during 2006 or 2007.

The initial effect of these acquisitions on our working capital has been negative with approximately $200,000 negative cash flow through December 31, 2005 and approximately $340,000 cumulative, net negative cash flow through May 31, 2006. Substantial expenses were incurred in professional fees in connection with these transactions, and substantial amounts will be incurred in integrating the acquired companies. Because we did not acquire substantial accounts receivables in these acquisitions, they have initially resulted in greater working capital needs. In addition, the obligations to make installment payments during 2006 and 2007 presents a substantial drain on our capital resources and will require us to raise additional capital, which will be difficult because of the effects of the SEC investigation described above. Because Computilty sold its contracts for 65% of future contract revenues to fund its operations prior to our acquisition, and we assumed approximately $1.9 million of Computility indebtedness, we will receive only 35% of the revenue from the Computility contracts for which we are required to provide services. The effects of these acquisitions on our liquidity and capital resources is described in greater detail under “Liquidity and Capital Resources,” below.

The acquisitions present both opportunities and risks for us. See “ITEM 1A. RISK FACTORS” Numbers (14) and (15) for discussion of certain risks associated with the acquisitions. For historical and pro forma financial information about Smart Online, iMart and Computility, see “ITEM 6. SELECTED FINANCIAL DATA” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Computility Acquisition Terms.  In consideration for the purchased assets, we issued the seller 484,213 shares of our Common Stock and assumed certain liabilities of Computility totaling approximately $1.9 million.  Of the total shares issued, 84,213 were delivered to Computility at the closing of the acquisition and 400,000 are being held in escrow to cover certain indemnification provisions of Computility. In addition, two key employees of Computility entered into employment agreements with Smart CRM, Inc., a wholly owned subsidiary, pursuant to which the two can each earn up to a total of $91,800 over and above their base compensation during the fifteen months ending December 31, 2006, if certain performance goals are achieved. Also as part of these employment agreements, we paid these two key employees $45,000 each in October of 2005 in exchange for their covenants not to compete. These two employees were each granted an option to purchase 75,000 shares of our common stock. Each of the options vest and become exercisable in six equal, quarterly increments of 12,500 shares upon the achievement of certain quarterly performance milestones.

Historically, Computility derived substantially all of its revenue from software and hardware subscription agreements which typically have 3-year terms with substantial penalties for early termination. Until the date of the acquisition, Computility factored substantially all of its subscription agreements and received approximately 65% of the expected cash flow from the subscription period upfront and used the cash to fund on-going operations. As a result of the factor arrangements, we are required to provide services to the customers, but receives approximately 35% of the corresponding customer payments to fund ongoing operations. The remaining 65% of the monthly customer payments is being used to offset approximately $1.9 million of the factor liabilities of Computility assumed by us. In addition, the shares issued as part of the purchase price are being held in escrow secure the customer payments used to offset this pre-acquisition factoring liability, which was not assumed by us. As a result of the factoring activity of Computility, the acquisition resulted in an approximate $116,000 increase in cash expenditures for us from the date of acquisition through December 31, 2005. Smart CRM has continued to factor contracts in the ordinary course of business as it deems appropriate. Based on contracts signed as of December 31, 2005, we have provided approximately $50,000 of working capital per month to help fund operations during the first quarter of 2006, and management expects that this amount will decrease modestly throughout 2006.

iMart Acquisition Terms. We issued to iMart’s stockholders 205,767 shares of our Common Stock and agreed to pay iMart’s stockholders approximately $3,462,000 in cash installments. This amount is payable in four equal payments of $432,886 on the first business day of each of January 2006, April 2006, July 2006 and October 2006. The remaining $1,731,465 is payable in January 2007. In addition, we are to pay $780,000 for non-competition agreements to key personnel of the acquired company in eight equal quarterly installments during the period beginning in January 2006 and ending October in 2007. The purchase price installment payments are secured by the net proceeds of customer contracts of iMart, which will limit our ability to use cash derived from iMart revenue in our business until installment payments are paid in full to iMart shareholders and employees. The former CEO of iMart has contractual rights to operate Smart Commerce, Inc. within agreed financial parameters. See “Note 17 of Notes to Financial Statements” for a summary of the iMart acquisition terms.

The effect of the Computility acquisition and the iMart acquisition on our cash resources and needs is being determined as we develop a history of operating the acquired entities. However, substantial expenses were incurred in professional fees in connection with these transactions, and substantial amounts will be incurred in integrating the acquired companies. The acquisitions have initially resulted in greater working capital needs as we have not acquired substantial accounts receivables. Management believes these acquisitions will eventually result in positive cash flow to us, but the initial effect on our working capital has been negative. The acquisitions present both opportunities and risks for us. See “ITEM 1A. RISK FACTORS” Numbers (14) and (15) for discussion of certain risks associated with the acquisitions.

For historical and pro forma financial information about Smart Online, iMart and Computility, see “ITEM 6. SELECTED FINANCIAL DATA” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Accounting Software Acquisition Terms.  During August 2005, we acquired rights to an accounting software engine from a software development company and co-developed our accounting software application with that developer. We have exclusive rights to the accounting application, and non-exclusive rights to the software engine included in the application. In connection with this agreement, we agreed to pay the developer up to $512,500 and issue up to $287,500 worth of our common stock based upon the developer attaining certain milestones. As of December 31, 2005 the developer had earned and been paid $210,000 ($180,000 in cash and $30,000 of our common stock). Although this product was integrated into the OneBizSM application suite in December 2005, we did not accept the completion of the software application because, in our judgment and based on feedback we received from both customers and an accounting consultant, certain modifications and features were needed to improve the accounting application. As a result, we are continuing to work with the software development company to complete and improve the accounting application. We have deposited $37,500 into escrow, which will be released to the software development company upon acceptance of the accounting application, with the remaining money and stock to be paid at acceptance, 90 days after acceptance and 180 days after acceptance.

SUMMARY

Software Applications

During 2005, we made significant improvements to our applications and the OneBizSM platform, including enhancements to its dashboard and adding additional software applications. We plan to do the same in the first half of 2006, including improving our accounting application. We also recently redesigned our website to provide greater ease-of-use. These enhancements include a combination of internal development, joint development, licensing from other companies, and acquisitions. Our new applications and the OneBizSM platform were released in three versions. The first version was released during the first quarter of 2005. We began offering our primary products as part of the second version of our new applications in November 2005.  At present, all of the new applications are only offered on our website and most of the new applications through one syndication partner, but we plan to migrate all of the OneBizSM applications to our syndication sites when we have completed refining and improving these applications. The third version of our new applications and the OneBizSM platform was released at the end of the fourth quarter 2005. In May of 2006, we integrated a simplified version of certain of our SFA/CRM software applications we acquired in October of 2005 into our application suite, and we are evaluating whether we should integrate certain e-Commerce application into our application suite during 2006 or 2007.

Since 2000, our major focus has been on developing and validating our online content, applications, services, delivery platform and user interface. To validate the platform, services, and products, many customers received access to our products and portal free-of-charge. This enabled us to obtain customer evaluation and feedback. We terminated this policy in October of 2005, and are developing targeted programs to market and sell subscriptions to our software applications.

During 2005, we recognized approximately $2.7 million of revenue. In addition, we had deferred revenue of approximately $785,000 at December 31, 2005. We recognized revenue totaling approximately $1.0 million in 2004 and approximately $1.3 million in 2003. During 2005, we entered into one new integration agreement totaling $320,000. We need to substantially increase our advertising and marketing in future years based on our abilities to fund these initiatives, but any such increase is dependent on our ability to raise capital in 2006. An effect of the recent SEC action on our operations has been, and will continue, to delay some of these initiatives. In 2004, we started to enter into syndication partnerships that target strategic partners for bartering arrangements for advertising and joint marketing programs to take advantage of discounted advertising rates and to provide an opportunity for us to share in the revenue generated by our syndication partners from use of our platform. We began targeting small business media companies during the first quarter of 2004, such as Inc. Magazine, FastCompany Magazine, and BusinessWeek, who have small-business customer bases. As of July 7, 2006, neither we nor our syndication partners have received substantial revenue from the revenue sharing arrangements. We will seek to create these arrangements in the future with media companies who offer the ability to reach small-business customers and assist in off-setting our cash expenditures for print and online advertising and marketing. While we intend to derive a majority of our syndication revenue from traditional non-barter transactions, we will evaluate barter transactions on a case-by-case basis when we believe such transactions make economic or strategic sense. Pursuant to the requirements of Emerging Issues Task Force (EITF) No. 93-11, Accounting for Barter Transactions Involving Barter Credits, and EITF 99-17, Accounting for Advertising Barter Transactions, for the year ended December 31, 2005, we recognized approximately $424,000 of barter revenue.

To increase our revenues and take advantage of our market opportunity, we will need to add substantial numbers of paying subscribers. However, since the beginning of 2006, there has been a decrease in the number of paying subscribers at our main portal, www.smartonline.com. The planned increase in marketing efforts will depend on us raising additional capital, which is more difficult then in the past because of the SEC action’s effect on the price and volume of trading of shares of our common stock.

If we are able to raise additional capital, we target sales and marketing costs, which included third-party advertising and marketing expenses of approximately $404,000, $171,000, and $130,000 for 2005, 2004, and 2003, respectively, to increase substantially in dollars and as a percent of total expenses in the future as we seek to add and manage more paying subscribers, build brand awareness and increase the number of marketing and sales programs implemented. Through the first quarter of 2006, we have incurred sales and marketing costs of approximately $175,000.

Fiscal Year

Our fiscal year ends on December 31. References to fiscal 2005, for example, refer to the calendar year ended December 31, 2005.

We currently derive revenues from the following sources:

•	Subscription fees - Monthly fees charged to customers for access to our suite of applications, including those applications acquired in the iMart and Computility acquisitions.

•
Integration Fees - fees charged to partners to integrate their products into our syndication platform. Integrating third-party content and products has been a key component of our strategy to continuously expand and enhance its platform offered to syndication partners and its own customer base.

•	Syndication Fees - fees consisting of:

o	Fees charged to syndication partners to create a customized private-label site.

o	Barter revenue derived from syndication agreements with media companies.

•	Professional Service Fees

•	OEM Revenues

Our syndication agreements provide that we receive a percentage of the revenue generated by our partners from their websites, but neither we nor our syndication partners have received any substantial revenue from these revenue sharing agreements. These agreements also include bartering arrangements for advertising and joint marketing programs to take advantage of discounted advertising rates and to provide an opportunity for revenue sharing. These partnerships mean that our products could be accessed by small business prospects who use the websites of our syndication partners, but we must devise ways to more actively sell to these potential users. We embarked on this program based on the success of the revenue share strategy, illustrated by Google, Overture Services, and CareerBuilder, where media companies provide these services to their customers to increase revenue for both companies. We began targeting small business media companies during the first quarter of 2004, such as Inc. Magazine, FastCompany Magazine, and Business Week, who have small business customer bases. We expect to create certain types of these arrangements in the future with media companies who offer the ability to reach small business customers and will assist in off-setting our outlay of cash for more costly print and online advertising and marketing. While we intend to derive a majority of our syndication revenue from traditional non-barter transactions, we will evaluate barter transactions on a case-by-case basis when we believe such transactions make economic or strategic sense. In addition, we have embarked on a telesales effort to up sell current users to additional services and to bring former users back to us, but the number of subscribers to our main portal has declined since mid-January of 2006. We are planning to engage in cross selling our services to customers of the two businesses we acquired in October of 2005 as part of our integration process. However, this initiative is not in place as we focus on other aspects of the integration. We expect to start the process of cross-selling during the second half of 2006.

Subscription revenues are comprised of sales of subscriptions directly to end-users, or to others for distribution to end-users, hosting and maintenance fees, and e-commerce website design fees. Subscription sales are made either on a subscription or on a “for fee” basis. Subscriptions, which include access to most of our offerings are payable in advance on a monthly basis and are targeted at small companies or divisions of large companies. Additional time is required to leverage existing and new syndication partners and to invest more on marketing and sales before significant revenue is generated.  During past years, most of our users have been given free use of our products for extended time periods. During the fourth quarter of 2005, we changed that policy to a limited 30-day free use period, after which we terminate access for users who fail to become paid subscribers. We expect lower fees from subscribers at the private label syndication websites of our partners since our agreements call for us to share revenue generated on each respective site. We began to offer our suite of OneBizSM software applications on November 4, 2005 on our own website, and we plan to migrate all of the OneBizSM applications to our syndication sites when we have completed refining and improving these applications.  In May of 2006, we released a simplified version of our SFA/CRM application as part of the subscription to our suite of applications available on our core website. We are evaluating whether we can integrate certain parts of our new e-Commerce software applications into our application suite during 2006. Until then, these applications will be offered only on a “for fee” basis.  Customers can also purchase for one-time use of a specific software or content service. On our core website, we are in the process of phasing out “a la carte” pricing and substituting our OneBizSM suite of applications for these services. Eventually, we intend to do the same for our syndication partners. At this time, we are still selling certain services on a “for fee” basis, such as the applications we acquired from Computility and iMart, and on an “a la carte” basis. Since mid-January 2006, the number of subscribers to our software products at our main portal has declined, but we do not know the precise reasons for this decrease, but through customer feedback, we recently learned of a problem accessing our services. As a result, we recently redesigned our website to increase its ease-of-use and we are considering improving our software applications to make them more attractive to customers. This redesigned site was launched on May 15, 2006, and it is till too early to determine if these efforts will reverse this decline.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of the fee from integration is received upfront. Our contract and support contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our paying customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded as accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. Online marketing, which consists of marketing services provided to our integration and syndication partners, have in the past generated additional revenue. In addition, certain users have requested that we implement online marketing initiatives for them, such as promoting their products through Google or Overture Services. Online marketing has not been a material source of past revenue. We may seek an increase in the level of online marketing services when we have completed our evaluation regarding the possible integration of the e-Commerce application we acquired from iMasrt into our platform.

Additionally, we receive a portion of third-party sales of products and services by our integration partners through revenue sharing arrangements, which involves a split of realized revenues. Hosting and maintenance fees are charged for supporting and maintaining the private-label portal and providing customer and technical support directly to our syndication partner’s users and are recognized on a monthly basis. E-Commerce website design fees which are charged for building and maintaining corporate websites or to add the capability for e-Commerce transactions, are recognized over the life of the project. Domain name registration fees are recognized over the term of the registration period.

Revenues from OEM arrangements are reported and paid to us on a quarterly basis and are subject to certain contractual minimum volumes.

Other revenues consist primarily of traditional shrink-wrap sales, which are not a core revenue source for us. We expect that consulting fees, which in the past have generated significant revenues, will not be a material revenue source in the future.

Revenue From Related Parties

Approximately 0%, 32.9%, and 27.2% of total revenues for the years ended December 31, 2005, 2004, and 2003, respectively, were from a single customer, Smart IL Ltd. (“SIL”), formerly known as Smart Revenue Europe Ltd., an Israel based software company that specialized in secured instant messaging products. During March 2004, SIL ceased further development of its technology and laid-off all employees after SIL completed development of, and delivered to us, its instant messenger product. SIL is currently seeking to license or sell its technology; however, we do not expect to receive substantial revenue from SIL in the future. SIL is owned by Doron Roethler, one of our stockholders.

On August 13, 2002, we entered into an integration agreement with SIL to incorporate its products into our platform. As part of this agreement, SIL paid $300,000 for such integration, and the parties agreed to share future revenues generated from the sales of the products. On August 30, 2002, the parties signed an amendment to the original agreement, in order for us to provide SIL certain co-development services, which includes instant messenger and video conferencing. In exchange, SIL paid us an additional $300,000. On April 30, 2003, we signed a new amendment with SIL and restated the integration program agreement. According to this new amendment and restated agreement, we agreed to fund the future development of the products, and increased SIL’s obligation by $200,000 to a total of $800,000. In exchange, SIL agreed to limit future amounts payable by us under the original share revenue agreement to $1.7 million. This cap on revenue sharing was removed by amendment on October 29, 2003.

In addition to the agreements described above, on August 30, 2002, we also entered into a reseller agreement with SIL whereby SIL paid us $200,000 for nonexclusive rights to distribute our products in certain foreign territories in exchange for our marketing support and a twenty percent commission from the gross sales generated by SIL. Under the terms of this agreement, we are to collect the revenue, if any, from its customers and then make the required payments to SIL. On May 1, 2003, this reseller agreement was terminated. However, under the terms of that termination agreement, certain payment obligations of us to SIL survive termination with regard to a limited number of prospective business candidates. We expect no revenue from SIL, unless SIL hires employees to sell our products. We do not know whether SIL intends to hire employees to sell our products.

We paid $3,300 to SIL for moving expenses with regard to the SIL development team visiting us from Israel in January of 2003. We also paid SIL $25,000 as a reseller payment for the Moneris Integration contract they secured pursuant to their re-seller agreement in May of 2003. We also paid SIL $90,000 pursuant to their contract dated December 20, 2003 for technical co-development work, which includes instant messenger and video conferencing, on a monthly payment of $15,000 starting in December of 2003 and ending in May of 2004.

During 2003, we provided $20,200 in consulting services to Small Business Lending Institute, Inc. (“SBLI”). This constituted approximately 1.6% of Smart Online’s revenue during 2003. Tamir Sagie, an officer of Smart Online at the time, is an officer of SBLI. Michael Nouri, our Chief Executive Officer, is a shareholder in SBLI. We paid $221,517 to SBLI during the first three months of 2004, because SBLI paid our employees during the first quarter of 2004 while we were dealing with a tax matter with the Internal Revenue Service. The temporary transfer of our employees to SBLI allowed us to obtain a clean cut off to determine the extent of its tax liability.

Approximately 0%, 0% and 11.9% of total revenues for the year ended December 31, 2005, 2004 and 2003, respectively, were from a third related company, Parson and Shearson, Inc., which is owned 50% by our Chief Executive Officer, Michael Nouri, and 50% by his brother, Eric Nouri, who is also one of our employees. This revenue related to services performed by us for the development of web-based human resources and inventory applications for Parson and Shearson. Parson and Shearson has paid in full for all services and has no outstanding amounts payable to us.

The following is a summary of related party revenues for years ended December 31, 2005, 2004 and 2003.

	Year Ended DECEMBER 31, 2005	Year Ended DECEMBER 31, 2004	Year Ended DECEMBER 31, 2003

Smart II, Ltd. ("SIL"), formerly known as Smart Revenue Europe Ltd. - Integration fees	$0	$330,050	$342,857

Parson and Shearson, Inc. - Consulting Services	0	0	150,000

Small Business Lending Institute Consulting Services	0	0	20,200
Total Related Party Revenues	$0	$330,050	$513,057

Accordingly, approximately 0%, 32.9% and 40.7% of total revenue in 2005, 2004 and 2003 were derived from related parties. We expect revenue from related parties will not continue to be a significant part of our revenue. If we fail to replace revenue from related parties with revenue from unrelated parties, our revenue will decrease.

Cost of Revenues

Historically, we have not capitalized any costs associated with the development of our products and platform. SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. Cost of revenues is comprised primarily of salaries and related employee expenses associated with employees who provide maintenance and support services. Additionally, during 2005, a portion of cost of revenues included third-party fees.

During 2005, we acquired rights to an accounting software engine from a software development company and co-developed our accounting software with that developer. We have exclusive rights to the accounting application and non-exclusive rights to the software engine included in the application. During the third quarter of 2005, we capitalized $105,000 of costs associated with this acquired software. During the fourth quarter, management changed its estimate as to the realizability of the value of this asset and determined that the full value of the asset capitalized to date should be written off and all future costs incurred related to this same software should be expensed in the period incurred until the criteria of SFAS No. 86 for capitalizing software costs are met.

Operating Expenses

During 2005, 2004, and 2003 our efforts were primarily focused on product development and integration. We employed approximately 13 and 18 full-time equivalent development employees during 2003 and 2004, respectively. During 2005, we completed two acquisitions and hired additional development and sales staff bringing the total to 72 full-time employees at December 31, 2005. As of July 7, 2006, we had 65 employees. Most employees performed multiple functions.

Research and Development. We have historically focused our research and development activities on increasing the functionality and enhancing the ease of use of our on-demand application service. For example, we are working to improve our accounting application and we are currently re-designing our website to increase the ease of accessing our services. Because of our proprietary, scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase substantially in absolute dollars as we upgrade and extend our service offerings and develop new technologies. We expect this to be particularly true during 2006 as we integrate the products we acquired from recent acquisitions into our application suite and continue to enhance the OneBizSM platform.

Marketing and Sales. During 2005, 2004, and 2003, we have spent limited funds on marketing, advertising, and public relations. During the first two quarters of 2005, we incurred marketing and selling expenses of approximately $290,000 per quarter. Marketing and selling expenses increased to approximately $375,000 and $467,000 in the third and fourth quarter of 2005, respectively. We expect these expenditures to increase significantly, assuming we are successful in raising capital, in 2006 as we launch and begin marketing our latest version of the applications. From January through March of 2006, we have spent approximately $175,000 on these activities. We have also embarked on an effort to develop programs where media companies provide our Private Label Syndication services to their small business end users. We began targeting small business media companies in the first quarter of 2004, such as Inc. Magazine, FastCompany Magazine, and Business Week, who have small business customer bases. The strategy has been to implement Private Label Syndication platforms in exchange for advertising and joint marketing programs with these companies. We expect to create certain types of these arrangements in the future with media companies who offer the ability to reach small business customers and will assist in off-setting our outlay of cash for print and online advertising and marketing while providing reduced advertising prices. Media companies are requesting such services to assist in driving additional revenue.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. If we are successful in raising additional capital in 2006, we plan to increase penetration within our existing customer base, expand our domestic selling and marketing activities, build brand awareness and participate in additional marketing programs. If we are able to raise additional capital, we expect that in the future, marketing and sales expenses will increase in absolute dollars and will be a significant cost. However, we anticipate that raising such capital will be difficult, and we can offer no assurances that we will be successful in our efforts to do so.

General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, legal, human resources, and information technology personnel, professional fees, and other corporate expenses, including facilities costs. General and administrative expenses have increased and will continue to increase as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company. Non-recurring general and administrative expenses will also increase as a result of the SEC’s suspension of trading of our securities, the continuing SEC action, and the internal investigation of matters relating to that suspension.

Stock-Based Expenses. Our operating expenses include stock-based expenses related to options and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. In addition, in connection with the issuance of 1,273,000 shares of our Common Stock issued pursuant to investor relations services contracts, including 1,250,000 of which were incurred in the fourth quarter of 2005, we have incurred non-cash expenses equal to the market value of the shares of approximately $9.9 million.  We are currently negotiating with Berkley to modify the consulting agreement. We are seeking a release from Berkley of any and all claims to the shares of common stock issued to them as described above. We are also seeking a refund of the cash fees, less any out-of-pocket expenses actually incurred and as evidenced by reasonable documentation. On May 31, 2006, we entered into a Settlement Agreement” with GIC with regard to its consulting agreement. Pursuant to the Settlement Agreement, GIC released any and all claims to the 625,000 shares of our common stock that we did not deliver, and released us from any obligation to make any additional payments under the consulting agreement. We agreed GIC can retain all of the $250,000 cash fee we previously paid, and released GIC from any obligation to provide services pursuant to the terms of the consulting agreement.

There can be no assurance we will be successful in achieving these goals. Also, if we are successful, we may suffer adverse treatment for this transaction or the accounting treatment may be challenged by the SEC or others.

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

Revenue Recognition- We recognize revenue in accordance with accounting standards for software and service companies including the SEC’s Staff Accounting Bulletin 104 Revenue Recognition (“SAB 104”), Emerging Issues Task Force Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”),and related interpretations including American Institute of Certified Public Accountants (“AICPA”) Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies, which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable. EITF 00-21 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in control of the vendor. Our syndication and integration agreements typically include multiple deliverables including the grant of a non-exclusive license to distribute, use and access our platform, fees for the integration of content into our platform, maintenance and hosting fees, documentation and training, and technical support and customer support fees. We cannot establish fair value of the individual revenue deliverables based on objective and reliable evidence because we do not have a long, consistent history of standard syndication and integration contractual arrangements, there have only been a few contracts that have continued past the initial contractual term, we do not have any contracts in which these elements have been sold as stand-alone items, and there is no third-party evidence of fair value for products or services that are interchangeable and comparable to our products and services. As such, we cannot allocate revenue to the individual deliverables and must record all revenues received as a single unit of accounting as further described below. Additionally, we have evaluated the timing and substantive nature of the performance obligations associated with the multiple deliverables noted above, including the determination that the remaining obligations are essential to the on-going usability and functionality of the delivered products, and determined that revenue should be recognized over the life of the contracts, commencing on the date the site goes on-line, due to such factors as the length of time over which the remaining obligations will be performed, the complex nature of integrating and maintaining customer content with our platform which services are unavailable from other vendors, and the timing of payment of a portion of the contract price such as monthly hosting payments.

Syndication fees consist primarily of fees charged to syndication partners to create and maintain a customized private-label site and ongoing support, maintenance and customer service. Our syndication agreements typically include an advance fee and monthly hosting fees. We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded as accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line. In general, we collect our billings in advance of the service period. Our hosting fees are typically billed on a monthly basis. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations. At present, we have insufficient historical data to determine if the relationship with its existing customers will extend beyond the initial term with the customer continuing to benefit from the advance fee. If we determine that existing and/or future contracts are expected to extend beyond the initial term whereby the customer is continuing to benefit from the advance fee, we will extend the revenue recognition period accordingly to include the extended term. Our syndication contracts and support contracts typically provide for early termination only upon a material breach by either party that is not cured in a timely manner. If a contract terminates earlier than its term, we recognize the remaining deferred revenue upon termination. Based on that experience, it is possible that, in the future, the estimates of expected duration of customer contract lives may change and, in such event, the period over which such syndication revenues are amortized will be adjusted. Any such change in specified contract lives will affect our future results of operations. Additionally, the syndication contracts typically include revenue sharing arrangements whereby syndication partners typically charge their customers a monthly fee to access the private-label site. In most cases, the syndication agreements provide for us to receive a percentage of these fees. Fees derived from such revenue sharing arrangements are recorded when earned. To date, such revenue sharing fees have been negligible.

Integration fees consist primarily of fees charged to integration partners to integrate their products into our syndication platform. Integrating third-party content and products has been a key component of our strategy to continuously expand and enhance its platform offered to syndication partners and its own customer’s base. We generally invoice our customers in advance of the service period in annual or monthly installments and typical payment terms provide that our customers must pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations. At present, we have insufficient historical data to determine if the relationship with its existing customers will extend beyond the initial term with the customer continuing to benefit from the advance fee. If we determine that existing and/or future contracts are expected to extend beyond the initial term whereby the customer is continuing to benefit from the advance fee, we will extend the revenue recognition period accordingly to include the extended term. Our integration contracts and support contracts typically provide for early termination only upon a material breach by either party that is not cured in a timely manner. If a contract terminates earlier than its term, we recognize the remaining deferred revenue upon termination. Based on that experience, it is possible that, in the future, the estimates of expected implementation periods and customer lives may change. In such event, the period over which such syndication revenues are amortized will be adjusted. Any such change in specified contract lives will affect our future results of operations. Additionally, integration agreements typically include an upfront fee and a revenue sharing component. Fees derived from such revenue sharing arrangements are recorded when earned. To date, such revenue sharing fees have been negligible.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of the fee from integration agreements is received upfront. We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers are required to pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. Online marketing, which consists of marketing services provided to our integration and syndication partners have in the past generated additional revenue. In addition, certain users have requested that we implement online marketing initiatives for them, such as promoting their products through Google or Overture Services. Online marketing has not been a material source of revenue in the past. We expect to increase our online marketing services revenue in the future.

OEM revenues are recorded based on the greater of actual sales or contractual minimum guaranteed royalty payments. We record the minimum guaranteed royalties monthly and receives payment of the royalties on a quarterly basis, thirty days in arrears. To the extent actual royalties exceed the minimum guaranteed royalties, the excess is recorded in the quarter we receive notification of such additional royalties.

Subscription revenues are comprised of subscription sales directly to end-users, or to others for distribution to end-users, hosting and maintenance fees, e-commerce website design fees and online loan origination fees. Subscription sales are made either on a monthly subscription or a one-time for fee basis. Subscriptions, which include access to most of our offerings, are payable in advance on a monthly basis and are targeted at small companies or divisions of large companies. Historically, most of our users have been given free use of our products for extended time periods. In October of 2005, we changed that policy to a limited 30-day free use period, after which we terminate access for users who fail to become paid subscribers. We expect lower fees from subscribers at the private label syndication websites of our partners. Currently, most of our syndication agreements call for us to receive a percentage of revenue generated. We began to offer our suite of OneBizSM software applications on November 4, 2005 on our own website, and we plan to migrate all of the OneBizSM applications to our syndication sites when we have completed refining and improving these applications. Customers can also purchase for one-time use of a specific application or content service. On our core website, we are in the process of phasing out “a la carte” pricing and substituting our OneBizSM suite of applications for these services. Eventually, we will do the same for our syndication partners. At this time, we are still selling certain services on a “for fee” basis, such as the applications we acquired from Computility and iMart. We also recently began to offer to our syndication partners volume discounts for pre-paid subscriptions, which they can either resell or contribute to their small business customers, but no volume sales have occurred. The changes to our subscription policies are too recent for us to determine how they will affect our revenues, but the number of subscribers to our main portal has declined since mid-January 2006.

Additionally, we receive a portion of revenue from third-party sales of products and services through our website and websites of our syndication partners from revenue sharing arrangements, which involves a split of realized revenues. Hosting and maintenance fees are charged for supporting and maintaining the private-label portal and providing customer and technical support directly to our syndication partner’s users and are recognized on a monthly basis. E-Commerce website design fees, which are charged for building and maintaining corporate websites or to add the capability for e-Commerce transactions, are recognized over the life of the project. Domain name registration fees are recognized over the term of the registration period. Online loan origination fees are charged to provide users online financing options. We receive payments for loans or credit provided.

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

Barter Transactions - Barter revenue relates to syndication and integration services provided by us to business customers in exchange for advertising in the customers’ trade magazines and on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged. We apply APB 29, Accounting for Non-Monetary Transactions, the provisions of EITF 93-11, Accounting for Advertising Barter Transactions Involving Barter Credits and EITF 99-17, Accounting for Advertising and Barter Transactions and, accordingly, recognizes barter revenues only to the extent that we have similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. To date the amount of barter revenue to be recognized has been more objectively determinable based on integration and syndication services provided. For revenue from integration and syndication services provided for cash to be considered similar to the integration and syndication services provided in barter transactions, the services rendered must have been in the same media and similar term as the barter transaction. Further, the quantity or volume of integration or syndication revenue recorded in a qualifying past cash transaction can only evidence the fair value of an equivalent quantity or volume of integration or syndication revenue recorded in subsequent barter transactions. In other words, a past cash transaction can only support the recognition of revenue on integration and syndication contracts barter transactions up to the dollar amount of the cash transactions. When the cash transaction has been used to support an equivalent quantity and dollar amount of barter revenue, such transaction cannot serve as evidence of fair value for any other barter transaction. Once the value of the barter revenue has been determined, we follow the same revenue recognition principles as it applies to cash transactions with unearned revenues being deferred as described more fully under the caption “Revenue Recognition” above. At the time the barter revenue is recorded, an offsetting pre-paid barter advertising asset is recorded on our balance sheet. This pre-paid barter advertising asset is amortized to expense as advertising services are received such as when an advertisement runs in a magazine. Where more than one deliverable exists, such as when the barter partner is to provide advertising in four issues of a magazine, the expense is recognized pro-rata as the advertising deliverable is provided. Barter revenues totaled approximately $424,000 and $113,000, for the years ended December 31, 2005 and 2004, respectively. We did not have any barter transactions for the year ended December 31, 2003.

Marketable Securities - Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at December 31, 2005, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

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

Impact of Acquisitions - As more fully described under “Liquidity and Capital Resources - Recent Developments”, during October 2005, we acquired substantially all of the assets of Computility, Inc. and acquired all the stock of iMart Incorporated. Below is a summary of the major sources of income for these entities and a summary of the related revenue recognition practices.

Computility’s revenues were primarily derived from subscription fees, consulting revenue, and product sales.

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

iMart’s revenues were primarily derived from subscription fees and professional services.

iMart Subscription Fees - Subscription based domain registration fees charged to end-users for registration services are recognized on a straight-line basis over the registration term, using a mid-month revenue recognition convention which does not materially differ from the use of a daily recognition method. Accordingly, domain name registration revenues are deferred at the time of the registration and are recognized ratably over the term of the registration period. A majority of end-user subscribers pay for services with credit cards for which iMart receives remittances from the credit card associations, generally within two business days after the sale transaction is processed.

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

In determining whether the consulting services can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists of the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.

Except as indicated in the section titled “Impact of Acquisitions,” the operating results reported below for the years ended 2004 and 2003 do not include any operating results from Computility or iMart, which acquisitions occurred during October 2005. Results from operations for iMart (Smart Commerce, Inc.) and Computility (Smart CRM, Inc.) are only included in 2005 consolidated amounts from the date of acquisition forward (October 18, 2005 and October 4, 2005, respectively).

Overview of Results of Operations for the Fiscal Year Ended December 31, 2005

Revenues for fiscal 2005 totaled approximately $2.7 million as compared to $1.0 million for fiscal 2004 representing an increase of $1.7 million. Approximately $1.4 million of this increase is attributable to the post-acquisition, fourth quarter revenues of the newly acquired subsidiaries. We derive subscription revenue primarily from our stand alone SFA/CRM application, our stand alone e-Commerce application. At the end of 2005, we began to generate a small amount of revenue from subscriptions to our main portal, www.SmartOnline.com. The additional $300,000 increase is attributable to an increase in integration and syndication revenue offset by the elimination of related party revenues. Operating expenses increased from $3.6 million in 2004 to $18 million in 2005. Approximately $10.2 million of this increase is attributable to two investor relations contracts of which $9.7 million was paid in stock and $500,000 was paid in cash. On eof these investor relations contracts was terminated in May 2006. As part of this agreement, the contractor released all of its rights to the 625,000 shares of our common stock. Upon the completion of the return of these shares, we will record “Other Income” for the fair market value of these shares. Because of the current share price, we anticipate that the income recorded will be materially less than the original expense recorded. We have not yet been able to reach any agreement with the other investor relations consultant. If we are able to reach a similar agreement, we anticipate that our accounting treatment would be similar. Also in 2005, an additional $498,700 in cash and $215,660 in stock was paid to other investor relations consultants. The net loss attributed to common stock during fiscal 2005 was approximately $15.5 million compared to a net loss attributed to common stock of $8.3 million for fiscal 2004.

Fiscal Years Ended December 31, 2005, 2004 and 2003

Results of Operations

The following tables set forth selected statements of operations data for each of the periods indicated.

Revenues

	Year Ended DECEMBER 31, 2005	Year Ended DECEMBER 31, 2004	Year Ended DECEMBER 31, 2003
REVENUES:
Integration fees	$798,178	$374,055	$367,617
Syndication fees	402,847	176,471	115,544
OEM revenue	48,000	55,936	48,620
Web services	-	62,365	207,570
Subscription Fees	914,674	-	-
Professional Services Fees	435,486	-	-
Other revenues	102,791	4,093	8,815
Related party revenues	-	330,050	513,057
Total revenues	$2,701,976	$1,002,970	$1,261,223

Fiscal 2005 vs. 2004

Total revenues were $2,701,976 in fiscal 2005 compared to $1,002,970 in fiscal 2004 representing an increase of $1,699,006, or approximately 170%. Approximately 50% of our consolidated 2005 revenue, or $1,348,869, is attributable to the revenue of our newly acquired subsidiaries.

Integration revenues in 2005 totaled $798,178 as compared to $374,055 in 2004 representing an increase of $424,123 or 113%. This increase was primarily due to two new integration contracts which accounted for approximately 43% of the 2005 integration revenues and each of which accounted for greater than 10% of total first half 2005 revenues.

Syndication revenues in 2005 totaled $402,847 as compared to $176,471 in 2004 representing an increase of $226,376 or 128% due primarily to our entering into new syndication agreements. All of the 2005 revenues were from three syndication agreements each of which accounted for greater than 10% of total first half revenues.

Included in the above noted 2005 and 2004 integration and syndication revenues was $424,000 and $113,000, respectively, of revenue derived from barter transactions.

We did not derive any material revenue from related parties during 2005. In 2004, revenues from related parties accounted for $330,050, or 33%, of total revenue. Management does not expect related party revenues to be a significant source of income going forward.

Fiscal 2004 vs. 2003

Total revenues were $1,002,970 in fiscal 2004 compared to $1,261,223 in fiscal 2003 representing a decrease of $258,253, or 20%.

During 2004, we focused on entering into integration and syndication agreements with third parties who have significant small-business customer bases as it prepares for the launch of its new applications. This focus resulted in nine new integration and syndication partners, including several major business publications such as Inc. Magazine, FastCompany Magazine and BusinessWeek, and a 14 percent increase in integration and syndication revenue as compared to 2003. The 2004 integration revenues included approximately $113,000 of revenue from barter transactions as compared to $0 in 2003.

Additionally, as a result of the focus on integration and syndication services, web services and other revenues decreased by approximately $145,000 and $5,000, respectively. Also during 2004, we continued to rely less on relationships with related parties resulting in a $183,007 decrease in related party revenues. Management does not expect related party revenues to be a significant source of income commencing with fiscal 2005.

Impact of Acquisitions

As more fully described below under “Liquidity and Capital Resources - Recent Developments,” during October 2005, we acquired substantially all of the assets of Computility, Inc. and all of the stock of iMart Incorporated.

Computility provided turnkey network computing services on a subscription basis to small and mid-size organizations. Computility also developed an internet-delivered customer resource management (CRM) and sales force automation (SFA) software product that it markets on a subscription basis to small and mid-size organizations. Computility’s revenues totaled $1,986,522 and $1,452,239 for the years ended December 31, 2004 and 2003, respectively. Approximately 87% and 92% of the 2004 and 2003 revenues, respectively, were from subscriptions which typically have a 3-year term. Approximately $547,000 is included in consolidated revenue which relates to the period Smart CRM was a wholly owned subsidiary during 2005 (October 4, 2005 to December 31, 2005). We plan to support the existing Computility customer base and to begin integrating Computility’s CRM/SFA application into the application suite. Additionally, we believe that the acquisition will provide opportunities to cross-sell other applications in the OneBizSM application suite to Computility’s small and mid-size customers.

iMart was a privately held developer and distributor of multi-channel e-Commerce systems. iMart’s revenues totaled $3,380,609 and $2,871,892 for the years ended December 31, 2004 and 2003. Approximately 57% and 44% of the 2004, 2003 revenues, respectively, were from subscriptions which typically have a term of 12 to 24 months. Approximately 40% and 52% of the 2004 and 2003 revenues, respectively, were from professional services related to the subscription revenue. Approximately $802,000 is included in consolidated revenue which relates to the period Smart Commerce was a wholly owned subsidiary during 2005 (October 18, 2005 to December 31, 2005). Approximately 77% of iMart’s revenue for 2005 were from three customers. In the first quarter of 2006, we learned that one of these customers, constituting approximately 40% of iMart’s 2005 revenue, underwent a restructuring that could result in a decrease of approximately 30% in their business with Smart Commerce. Although this would have a negative effect on Smart Commerce, we believe we will be able to offset this potential loss by securing several new customers. We plan to support the existing iMart customer base and to begin integrating iMart’s e-commerce applications into the application suite. Additionally, we believe that the acquisition will provide opportunities to cross-sell other applications in the OneBizSM application suite to iMart’s small and mid-size customers.

Cost of Revenues

	Year Ended DECEMBER 31, 2005	Year Ended DECEMBER 31, 2004	Year Ended DECEMBER 31, 2003
COST OF REVENUES	$400,822	$211,616	$187,064

Fiscal 2005 vs. 2004

Cost of revenues is comprised primarily of salaries and wages associated with maintaining and supporting integration and syndication partners. Cost of revenues increased 89% from $211,616 in 2004 to $400,822 in 2005 primarily as a result of an increase in costs of revenue related to the operations of the acquired subsidiaries. Cost of revenues are expected to continue to grow in the future commensurate with growth in integration and syndication partners and as users are added following the 2005 release of the new applications.

Fiscal 2004 vs. 2003

Cost of revenues increased 13% from $187,064 in 2003 to $211,616 in 2004 primarily as a result of an increase in the number of integration and syndication partners.

Impact of Acquisitions

As more fully described under “Liquidity and Capital Resources - Recent Developments,” during October 2005, we acquired substantially all of the assets of Computility, Inc. and all the stock of iMart Incorporated.

Computility’s cost of revenues totaled $910,605 and $654,835 for the years ended December 31, 2004 and 2003, respectively. Cost of revenues represented 46% and 45% of total revenues for the years ended December 31, 2004 and 2003, respectively. For the period from October 4, 2005 to December 31, 2005, costs of revenues was $245,930, which is included in 2005 consolidated costs of revenues. This represents 45% of Computility’s revenue for the corresponding period.

iMart’s cost of revenues were primarily comprised of third party domain registration fees and personnel costs associated with supporting subscription services. iMart’s cost of revenues totaled $410,698 and $313,639 for the years ended December 31, 2004 and 2003, respectively. Cost of revenues represented 12% and 11% of total revenues for the years ended December 31, 2004 and 2003, respectively. For the period from October 18, 2005 to December 31, 2005, Costs of Revenues was $56,449, which is included in 2005 consolidated Costs of Revenues. This represents 7% of iMart’s revenue for the corresponding period.

Operating Expenses

	Year Ended DECEMBER 31, 2005	Year Ended DECEMBER 31, 2004	Year Ended DECEMBER 31, 2003
OPERATING EXPENSES:
General and administrative	15,208,546	2,432,928	1,941,920
Sales and marketing	1,422,345	596,989	321,049
Development	1,737,092	563,372	676,472

Total operating expenses	18,367,983	3,593,289	2,939,441

Fiscal 2005 vs. 2004

General and Administrative - General and administrative expenses increased by approximately $12.8 million from $2.4 million in 2004 to $15.2 million in 2005. Approximately $10.2 million of this increase is attributable to two investor relations contracts of which $9.7 million was paid in stock and $500,000 was paid in cash. Additionally, we paid a total of $498,700 in cash and issued 23,000 shares of common stock valued at a total of $215,660 to other investor relations consultants. Approximately $250,000 of this increase is amortization expense related to intangible assets acquired from iMart and Computility. The 2004 period included $350,000 of expense associated with the conversion of certain warrants to Common Stock during September 2004. Additionally, the 2004 period included $66,287 of stock based compensation expense. Legal and professional fees, including those associated with conducting financial statements audits for 2002 and 2003 and one-time expenses associated with preparing to become a public company, totaled $1,089,000 in 2005 as compared to $770,000 in 2004 .

Management anticipates an increase in legal and professional fees for non-recurring expenses related to the costs of compliance with the Sarbanes-Oxley Act and other public company-related expenses which will increase general and administrative expenses during 2006. The costs associated with the SEC’s suspension of trading of our securities, the continuing SEC action, and the internal investigation of matters relating thereto are both non-recurring expenses, but are expected to be significant expenses in 2006. To date, our insurers have only agreed to cover a portion of the fees and expenses related to the SEC action and the internal investigation.

Sales and Marketing - Sales and marketing increased $825,356 to $1,422,345 in 2005 from $596,989 in 2004 as we increased our sales and marketing staff and activities. The 2004 period included approximately $206,000 of barter advertising expense as compared to $273,751 for the 2005 period. For the first quarter of 2006, our sales and marketing expenses totaled approximately $175,000.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. If we are successful in raising funds in 2006, we plan to, among other things, invest in marketing and sales by increasing the number of direct sales personnel and increasing penetration within our existing customer base, expanding our domestic selling and marketing activities, building brand awareness and participating in additional marketing programs (see “Use of Proceeds”). We expect that in the future, marketing and sales expenses will increase in absolute dollars and will be a significant cost. However, we anticipate that raising such capital will be difficult, and we can offer no assurances that we will be successful in our efforts to do so.

Development - Development expense increased from $563,372 in 2004 to $1,737,092 in 2005. This increase is primarily the result of our adding additional programming, database management, quality assurance, and project management resources to support the on-going development of the applications.

Fiscal 2004 vs. 2003

General and Administrative - General and administrative expenses increased by approximately $491,000 from $1.9 million in 2003 to $2.4 million in 2004. The 2004 period included $350,000 of expense associated with the conversion of certain warrants to Common Stock during September 2004. Additionally, the 2004 period included $66,287 of stock based compensation expense as compared to $733,500 of stock based compensation expense included in the 2003 period related to stock options issued to our Chief Executive Officer and warrants issued to a financial advisor. Legal and professional fees, including those associated with conducting financial statements audits for 2002 and 2003 and one-time expenses associated with preparing to become a public company, totaled $770,000 in 2004 as compared to $355,000 in 2003. The 2003 legal and professional fees were primarily related to litigation and settlements obtained regarding outstanding liabilities.

Sales and Marketing - Sales and marketing increased from $321,049 in 2003 to $596,989 in 2004, an increase of approximately $276,000. The 2004 increase was primarily attributable to barter advertising expense that commenced in 2004 and the hiring of additional sales staff. The 2004 period included approximately $206,000 of barter advertising expense as compared to $0 for the 2003 period.

Development - Development expense decreased from $676,472 in 2003 to $563,372 in 2004. The 2003 period included approximately $268,000 of stock based compensation expense related to stock options issued to an officer as compared to approximately $41,000 included in the 2004 year. Excluding the 2003 stock based compensation expense, development expense increased by approximately $114,000 as we added additional programming, database management, quality assurance, and project management resources to support the on-going development of the applications.

Impact of Acquisitions

As more fully described below under “Liquidity and Capital Resources - Recent Developments”, during October 2005, we acquired substantially all of the assets of Computility, Inc. and all the stock of iMart Incorporated.

The following is a summary of Computility’s operating expenses for the periods indicated below:

	Period From OCTOBER 4, 2005 to DECEMBER 31, 2005	Year Ended DECEMBER 31, 2004	Year Ended DECEMBER 31, 2003
OPERATING EXPENSES:
General and administrative	$169,484	$498,074	$443,392
Sales and marketing	36,326	547,526	324,229
Research & Development	87,135	282,359	183,779

Total operating expenses	$292,945	$1,327,959	$951,400

We expect these operating expenses to increase during the first half of 2006 primarily due to additional development costs associated with integrating Computility’s software applications into our application suite and additional general and administrative expenses associated with complying with public company rules and regulations including Sarbanes-Oxley.

The following is a summary of iMart’s operating expenses for the periods indicated below:

	Period From OCTOBER 18, 2005 to DECEMBER 31, 2005	Year Ended DECEMBER 31, 2004	Year Ended DECEMBER 31, 2003
OPERATING EXPENSES:
General and administrative	$166,930	$630,502	$618,071
Sales and marketing	98,182	323,003	240,593
Development	115,936	593,746	468,986

Total operating expenses	$381,048	$1,547,251	$1,327,650

We expect these operating expenses to increase during the first half of 2006 primarily due to additional development costs associated with integrating iMart’s software applications into our application suite and additional general and administrative expenses associated with complying with public company rules and regulations including Sarbanes-Oxley.

Other Income (Expense)

	Year Ended DECEMBER 31, 2005	Year Ended DECEMBER 31, 2004	Year Ended DECEMBER 31, 2003
OTHER INCOME (EXPENSE):
Interest income (expense), net	$(80,414)	$(119,389)	(186,248)
Gain on debt forgiveness	556,215	249,395	492,757
Gain on disposal of asset	419	-	-

Total other income	$476,220	$130,006	306,509

Fiscal 2005 vs. 2004

We incurred net interest expense of $80,414, net of $33,336 of interest income, and $119,389 during 2005 and 2004, respectively. The 2005 interest expense of approximately $113,750 was primarily the result of interest expense on the non-compete and purchase price notes related to the October acquisitions, as well as interest on the subscription factor payable. We earned approximately $33,000 of interest income related to bank deposits during 2005. The 2004 interest expense amount included $75,000 of interest related to the issuance of 150,000 shares of Common Stock to a relative of one of our officers in consideration for extending the term of a loan and loaning additional funds to the corporation as described in Note 8 to the accompanying audited financial statements. The remainder of the 2004 interest expense is primarily attributable to interest due on deferred compensation owed to certain of our officers and interest related to unpaid payroll tax obligations. Both the deferred compensation and income tax obligations were relieved during the first quarter of 2005, therefore, management expects that interest expense will be significantly lower in 2005.

During 2005 and 2004, we realized gains totaling $556,215 and $249,395, respectively, from negotiated and contractual releases of outstanding liabilities. The gains from debt forgiveness resulted from unrelated third parties, primarily trade creditors who had performed services for us, agreeing to accept as payment in full a lesser amount than the stated liability in consideration for timely payment of the negotiated settlement.

Fiscal 2004 vs. 2003

We incurred net interest expense of $119,389 and $186,248 during 2004 and 2003, respectively. The 2004 and 2003 interest expense amounts each included $75,000 of interest related to the issuance of 150,000 shares of Common Stock to a relative of one of our officers in consideration for extending the term of a loan and loaning additional funds to the corporation as described in Note 8 to the accompanying audited financial statements. The remainder of the 2004 and 2003 interest expense is primarily attributable to interest due on deferred compensation owed to certain of our officers and interest related to unpaid payroll tax obligations. Both the deferred compensation and income tax obligations were relieved during the first quarter of 2005, therefore, management expects that interest expense will be significantly lower in 2005.

During 2004 and 2003, we realized gains totaling $249,395 and $492,757, respectively, from negotiated and contractual releases of outstanding liabilities. The gains from debt forgiveness resulted from unrelated third parties, primarily trade creditors who had performed services for us, agreeing to accept as payment in full a lesser amount than the stated liability in consideration for timely payment of the negotiated settlement. With the exception of a negotiated settlement with the Internal Revenue Service that resulted in a gain of approximately $547,000 in the first quarter of 2005 (see Note 16 to the accompanying audited financial statements), we do not expect gains from debt forgiveness to be material in future periods.

Impact of Acquisitions

As more fully described below under “Liquidity and Capital Resources - Recent Developments,” during October 2005, we acquired substantially all of the assets of Computility, Inc. and all the stock of iMart Incorporated.

Computility incurred $193,452 and $170,421 of additional net expense, primarily interest expense on factored subscription receivables, during the years ended December 31, 2004 and 2003, respectively.

Other income and expense amounts were not significant for iMart during the years ended December 31, 2004 and 2003, respectively.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for fiscal 2005, 2004, and 2003 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. We have approximately $50 million in net operating loss carryforwards, which may utilized to offset future taxable income.

Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

At December 31, 2005, our principal sources of liquidity were cash and cash equivalents totaling $1,434,966 and accounts receivable of $504,979. As of July 6, 2006, our principal sources of liquidity were cash and cash equivalents totaling approximately $648,300 and accounts receivable of approximately $419,900. However, $79,400 of our cash is restricted and can only be used to pay the installment of $530,000 due under the iMart acquisition contract at the beginning of October 2006. We do not have a bank line of credit.

Management is actively evaluating additional financing options through existing and new shareholders for 2006, signing additional integration partners, and growing its base of subscription customers. However, one of our integration partners terminated our agreement prior to its scheduled termination, and since mid-January 2006, the number of paying subscribers at our main portal has decreased. Also, we entered into four factoring arrangements in 2006, whereby we assigned an interest in certain subsidiary service contracts in exchange for a cash payment. Our liquidity will also be effected by an approximately $530,000 payment that is due in early July of 2006, $530,000 due in early October of 2006, and $1,700,000 due in early January of 2007, under the terms of the acquisition and non-compete agreements signed with iMart.

Our working capital is only sufficient to fund our operations into September 2006, unless we substantially increase our revenue, limit expenses or raise substantial additional capital, all of which will be difficult to achieve.

Sales of Securities. In January of 2006, the SEC suspended trading of our securities. See “ITEM 3. LEGAL PROCEEDINGS” for further details about this matter. One effect of this suspension is that our stock cannot currently be quoted by brokers or dealers over an interdealer quotation system. As a result, there has been a significant decrease in the trading volume for out common stock. This loss of liquidity will make it more difficult for us to raise revenues to fund its ongoing operations, or to raise such revenue on terms favorable to us.

In March 2006, we sold 400,000 shares of its common stock to an existing investor for a price of $2.50 per share resulting in gross proceeds of $1,000,000. We incurred immaterial issuance costs related to this stock sale. As part of this sale, the existing investor received contractual rights to purchase shares at a lower price should we enter into a Private Placement Agreement in the future with a per share price less than $2.50 per common share. In connection with this financing, Berkley may claim that it is entitled to a fee of $100,000 under an investment banking letter agreement dated February 23, 2005.

In June 2006, we sold 400,000 shares of its common stock to an existing investor for a price of $2.50 per share resulting in gross proceeds of $1,000,000. We incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

On July 6, 2006, we sold 100,000 shares of Common Stock to an existing investor for a price of $2.50 per share resulting in gross proceeds of $250,000. We incurred immaterial issuance costs related to this stock sale.. In connection with this financing, Berkley may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

Our primary source of liquidity during 2005 and 2004, as well as prior years, was from the sale of our securities. Restrictions on resale of over nine million shares of our Common Stock began to terminate on October 1, 2005 resulting in increased volume of resales. The release of additional restrictions may adversely affect the market value of our Common Stock and may make it more difficult to raise capital. During 2005, we generated net cash from financing activities, including the sales of common stock, of approximately $7.7 million. During the same period, we consumed approximately $6.4 million of cash in operations, including payment of $1.1 million paid related to payment of deferred compensation and accrued interest.

During 2005, we sold 786,642 shares of its common stock to investors for a price of $5.50 per share resulting in gross proceeds of $4,326,531. We incurred issuance costs totaling $340,525 related to these stock sales. During 2005, we also sold 605,000 shares of common stock to investors at $5.00 per share, resulting in gross proceeds of $3,025,000. We incurred issuance costs of $290,000 related to these stock sales. Additionally, in connection with these offerings, we entered into Registration Rights Agreements with these shareholders under which we agreed to file with the SEC a registration statement on Form S-1 to register the shares sold in the offering by a certain date. As of July 7, 2006, we have not filed such a registration statement and we cannot state when such registration statement will be filed. Late filing penalties will continue to accrue under these agreements until we can meet our filing obligations. See “Note 11” to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for information about the registration rights penalty payable to these stockholders.

Also during 2005, we issued 579,717 shares of common stock, including 127,089 shares issued as a result of cashless warrant exercises, to holders of warrants to purchase common stock, resulting in gross proceeds to us of $1,306,098. The warrants had exercise prices that ranged from $1.30 to $5.00 per share.

During 2005, we raised a total of $8.6 million proceeds, net of stock issuance costs of $630,525, from the sale of additional shares of Common Stock and the exercise of warrants to purchase shares of Common Stock. Approximately $1.1 million of the proceeds were used in the first quarter of 2005 to pay deferred compensation to our officers and related accrued interest amounts. Additionally, during February 2005, we reached a settlement with the Internal Revenue Service, paid $26,100, surrendered all credits and refunds for 2005 or earlier tax periods, and agreed to remain in compliance with all federal tax obligations for a term of five years to resolve all outstanding federal tax issues.

Factoring of Smart CRM Contracts. During the first half of 2006, our wholly owned subsidiary, Smart CRM, Inc., assigned a 70% interest in twenty (20) separate service contracts, and assigned a 50% interest in one (1) service contract, with total payables from customers over the lives of the contracts of approximately $1,140,000 to a factor in exchange for approximately $668,000. As a result of this arrangement, Smart CRM will record a debt payable to the factor in the amount of approximately $727,000, which will become due in monthly installments over a period of 36 months. The obligations of Smart CRM are secured by a security interest in the equipment provided to customers under five of the contracts. This debt will appear on our consolidated balance sheet and will reduce the amount of future revenue Smart CRM derives from these customer contracts. The cash acquired from the factor is being used primarily to fund current operations. Should any customer fail to make their scheduled payments, Smart CRM will be liable to the factor for the full amount of the interest assigned to the factor.

Deferred Revenue. At December 31, 2005, we had deferred revenue totaling $876,000, net of offsetting amounts receivable. Deferred revenue represents amounts collected in advance of the revenue being recognized. Based upon current conditions, we expect that approximately 89% of this amount will be recognized during 2006.

Investor Relations Expenses.  We have entered into agreements for investor relations services with certain stockholders, including: Mistere, LLC, David Gardner d/b/a Albermarle Fund, LLC, Ruben Serrano, General Investments Capital (GIC) Ltd. (“GIC”) and Berkley Financial Services Ltd. (“Berkley”). Pursuant to their respective agreements, GIC and Berkley received $250,000 in cash and the Company issued but did not deliver 625,000 shares of our common stock; and as of December 31, 2005, Mistere, LLC received $120,000 in cash and 16,000 shares or our common stock, Albermarle Fund/David Gardner received $47,500 in cash and 5,000 shares of our common stock, and Ruben Serrano received $23,200 in cash and 2,000 shares of our common stock. In 2006, we paid Albermarle Fund/David Gardner an additional $7,500. We entered into additional agreements for investor relations services with persons who were not issued shares of common stock. Under these agreements, we made cash payments totaling $308,000 in 2005 and $5,000 in the first quarter of 2006. In sum, these expenses totaled approximately $1 million in cash and approximately 1.3 million shares of common stock in 2005, and $12,500 in cash in 2006.

We are currently negotiating with Berkley to modify the consulting agreement. We are seeking a release from Berkley of any and all claims to the shares of common stock issued to them as described above. We are also seeking a refund of the cash fees, less any out-of-pocket expenses actually incurred and as evidenced by reasonable documentation. There can be no assurance we will be successful in achieving these goals. Also, even if we are successful, we may suffer adverse treatment for this transaction or the accounting treatment may be challenged by the SEC or others. On May 31, 2006, we entered into a Settlement Agreement” with GIC with regard to its consulting agreement. In part, GIC agreed to release its claim to the shares, but retained the entire cash fee as consideration for services performed under the consulting agreement and for entering into the Settlement Agreement.

In addition, it appears that some of the persons that were hired by us as investor relations consultants during 2005 may have engaged in trading of our Common Stock. Based on our review of certain stockholder lists, it appears five of these persons purchased and/or sold shares of our common stock on the open market between late August and mid-December of 2005. Based on these reports, the total number of shares acquired by these persons was approximately 20,000 shares. According to these same reports, the total number of shares disposed of by these persons was approximately 14,500 shares. We are not aware of the prices paid or received by these persons in these trades. Because it is possible to trade in our securities through accounts under different names, we are not able to verify whether the foregoing constitutes all of the trading in our securities by our investor relations consultants.

Going Concern. Our registered public accountants have issued an explanatory paragraph in their report included in this Form 10-K for the year ended December 31, 2005 in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on its ability to generate sufficient cash flows to meets its obligations on a timely basis, to obtain additional financing that is currently required and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Recent Developments. On January 17, 2006, the SEC issued an Order of Suspension of Trading in our securities. The basis for this suspension was the SEC believed there to be a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for the Company’s stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. Our Audit Committee recently received final findings from independent outside legal counsel engaged by it to investigate matters related to the SEC suspension and investigation. See “Item 3. LEGAL PROCEEDINGS” for further discussion of this matter.

During August 2005, we acquired rights to an accounting software engine from a software development company and co-developed our accounting software application with that developer. We have exclusive rights to the accounting application, and non-exclusive rights to the software engine included in the application. In connection with this agreement, we agreed to pay the developer up to $512,500 and issue up to $287,500 worth of our Common Stock based upon the developer attaining certain milestones. As of December 31, 2005 the developer had earned and been paid $210,000 ($180,000 in cash and $30,000 of our Common Stock). Although this product was integrated into the OneBizSM application suite in December 2005, we did not accept the completion of the software application because, in its judgment and based on feedback received from both customers and an accounting consultant, certain modifications and features were needed to improve the usability of the accounting application. As a result, we are continuing to work with the software development company to complete and improve the accounting application. We have deposited $37,500 into escrow, which will be released to the software development company upon acceptance of the accounting application, with the remaining money and stock to be partially payable either at acceptance, 90 days after acceptance and 180 days after acceptance). During the third quarter of 2005, approximately $105,000 had been capitalized related to this software. During the fourth quarter, management revised its estimate as to the realizability of this asset. Accordingly, the amount was written-off and all future costs related to this software will be expensed in the period incurred until the criteria of SFAS No. 86 for capitalizing software costs are met. The remaining portion of the software assignment and development fees is expected to be earned and payable during the second half of 2006.

Computility. During October of 2005, we acquired substantially all of the assets of Computility, Inc. on terms that are summarized above in this Item. Historically, Computility derived substantially all of its revenue from software and hardware subscription agreements which typically have 3-year terms with substantial penalties for early termination. Until the date of the acquisition, Computility factored substantially all of its subscription agreements and received approximately 65% of the expected cash flow from the subscription period upfront and used the cash to fund on-going operations. As a result of the factor arrangements, we are required to provide services to the customers, but only receives approximately 35% of the corresponding customer payments to fund ongoing operations. The remaining 65% of the monthly customer payments is being used to offset approximately $1.9 million of the factor liabilities of Computility assumed by us. As a result of the factoring activity of Computility, the acquisition resulted in an approximate $116,000 increase in cash expenditures for us from the date of acquisition through December 31, 2005. Computility’s operations resulted in approximately $30,000 to $50,000 of negative cash flow per month. We expect lower amounts of negative cash flow from this part of our business for the remainder of 2006.

iMart. During October 2005, we acquired all the stock of iMart Corporation, on terms that are summarized above in this Item. In addition, the payment terms for the iMart acquisition, which are described in greater detail above, have strained our limited capital resources, which is expected to continue for the next year with the greatest drain occurring in January 2007. Approximately 17% of the $530,000 January 2006 installment payment was funded from the fourth quarter 2005 cash flows of the eCommerce business we acquired from iMart. First quarter 2006 cash flows of the eCommerce business we acquired from iMart were sufficient to fund 84% of the $530,000 April 2006 payment. We expect cash flows during the second and third quarters of 2006 from the eCommerce business we acquired from iMart will be sufficient to fund in excess of 80% of the $530,000 payments that are due at the beginning of July 2006 and October 2006, but our operating history of this business is so short that these estimates may not be accurate. We will have to make up the deficiency in cash flows from our limited capital resources, which will either cause us to need to reduce expenses in other operations or raise additional capital, or both. We expect the January 2007 payment of $1.7 million will result in a substantially greater deficiency, which will require us to raise substantially greater amounts of additional capital.

Anticipated Increases in Expenses to Fund Growth In Revenue. With the release of our new applications and the expenses associated with becoming a public company, we believe our capital requirements in 2006 and beyond will be greater than in past years. Also contributing to our capital needs in 2006 are the non-recurring costs associated with the SEC’s suspension of trading of our securities, and the internal investigation of matters relating thereto. As such, our historical cash flows may not be indicative of future cash flows. The following is a discussion of factors that we consider important to our future capital requirements and which will affect the amount of additional capital we need to raise. Our future capital requirements will depend on many factors, including the duration of the SEC action and the internal investigation, our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the effect of the contemplated acquisitions as described above, and the market acceptance of our services.

Primary drivers for future operating cash flows include the commercial success of our existing services and products and the timing and success of any new services and products and our ability to maintain and grow the revenues from the companies we acquired. We will continue to seek additional integration and syndication customers who typically pay an upfront fee and to increase revenues generated from small business end users, and increase our effort in regard to direct sales and cross selling of pre-paid subscriptions.

Integration, Syndication and Other Contracts. Upfront payments totaling approximately $100,000, primarily related to new integration and syndication contracts, positively impacted operating cash flows for the year ended December 31, 2005. No new syndication or integration contracts have been signed since April 2005. As we release our new applications, we are shifting our efforts away from up-front integration and syndication fees to utilize our syndication arrangements to generate subscription revenue from subscription sales to small businesses and sales of volume discounted subscriptions to our partners. However, as of this date, none of our syndication partners have made such a volume purchase.

Receivables. If we are successful in signing new contracts, we anticipate our receivables and collections from integration, syndication, and end-user licensing opportunities to increase. Future payments that are not yet receivables from a total of twenty-one (21) customer contracts have been assigned to a factor for current cash payments. These factoring agreements will reduce receivables beyond the first half of 2006. Our receivables are composed of a mixture of major companies or banking institutes, as well as end users. Management has evaluated the need for an allowance for doubtful accounts and determined that no provision for uncollectible accounts is required as of December 31, 2005 and December 31, 2004.

Facilities. Our principal administrative, sales, marketing, and research and development facility is located in Durham, North Carolina and consists of over 5,000 square feet of office space. The facility, which is fully furnished, is subject to a lease agreement that expires on October 31, 2006. During the first half of 2006, we will evaluate our options with regard to extending our current lease or relocating to new facilities. Should management determine that it is in our best interest to relocate, we will likely incur significant additional costs associated with relocating its operations and furnishing the new space. In addition, we also operate from offices in Iowa and in Michigan occupied by the two businesses we acquired in October of 2005.

Media and Barter Transactions. We will seek arrangements in the future with media companies who offer the ability to reach small business customers and will assist in off-setting our outlay of cash for more costly print and online advertising and marketing. While we intend to derive a majority of our syndication revenue from traditional non-barter transactions, we will evaluate barter transactions on a case-by-case basis when we believe such transactions make economic or strategic sense.

End User Customer Revenue. Until the fourth quarter of 2005, we allowed most of our web-based products to be used without charge. This gained us users, but limited our revenue. In the fourth quarter of 2005, we changed our free use policy and began to sell subscriptions. However, there can be no assurance that we will be successful in attracting new customers or that customers will pay for our products, but the number of subscribers to our main portal has decreased since mid-January of 2006, We do not know the reason for this decrease. Failure to reverse this decrease mayl substantially harm our business.

Marketing and Sales Expense Increases. Generally, we need to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. If we are able to raise additional capital, we plan to invest heavily in marketing and sales by increasing the number of direct sales personnel, expanding our marketing activities, building brand awareness and participating in additional marketing programs. However, our ability to do so will depend on our ability to obtain sufficient financing in 2006.

Gains From Debt Forgiveness. During 2005 and 2004, we realized gains totaling $556,215 and $249,395, respectively, resulting from negotiated and contractual releases of outstanding liabilities. The 2005 gain was primarily from the settlement with the Internal Revenue Service. The 2004 gains were primarily related to unrelated third parties, primarily trade creditors who had performed services for us, agreeing to accept as payment in full a lesser amount than the stated liability in consideration for timely payment of the negotiated settlement. Had we not been able to reach agreement with the Internal Revenue Service and these creditors, our liabilities and future cash flow requirements would have been higher by the amount of the debt forgiven.

Public Company Expenses. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with the SEC suspension of trading described above; recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002; as well as new rules implemented by the SEC, the NASD, and national securities exchanges. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. We have failed to file our SEC periodic reports on time and our ability to fully comply with these new laws and regulations is also uncertain. Our failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. We estimate this added approximately $1 million to our expenses during 2005, our first year as a public company.

Legal Claims. In January 2006, the SEC issued an order temporarily suspending the trading of our securities. For a more detailed discussion of the effects of this matter, please refer to “ITEM 1. BUSINESS, Recent Developments.” We are also subject to other claims and suits that arise from time to time in the ordinary course of business. In the event an unfavorable final outcome were to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable. See “ITEM 3. LEGAL PROCEEDINGS” for a description of current litigation, including the SEC action.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

During 2005, 2004, and 2003, all of our contracts and transactions were U.S. dollar denominated. As a result, our results of operations and cash flows are not subject to fluctuations due to changes in foreign currency exchange rates.

Interest rate sensitivity

We had cash and cash equivalents totaling $1,434,966, $173,339, and $101,486 at December 31, 2005, 2004, and 2003, respectively. These amounts were invested primarily in demand deposit accounts and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

One debt instrument has a variable interest rate of prime + 4% (See “Floor Plan Agreement” in Note 9 to the Consolidated Financial Statements). At December 31, 2005, the outstanding principal balance on this loan was $150,000. Due to the nominal amount of this debt instrument, we do not expect interest rate or market volatility to have a material effect on our cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page number

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ (DEFICIT) EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Smart Online, Inc.
Durham, North Carolina

We have audited the accompanying consolidated balance sheets of Smart Online, Inc. as of December 31, 2005 and 2004, and the related consolidated statement of operations, stockholders’ (deficit) equity, cash flows for each of the years then ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart Online, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years then ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses from operations, and has a working capital deficiency as of December 31, 2005. These factors raise substantial doubt the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
July 6, 2006

SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2005	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$1,434,966	$173,339
Restricted Cash	230,244	-
Marketable securities	-	395,000
Accounts receivable, net	504,979	30,904
Other accounts receivable	74,876	43,455
Prepaid expenses	370,225	24,850
Total current assets	2,615,290	667,548
PROPERTY AND EQUIPMENT, net	664,062	75,636
INTANGIBLE ASSETS, net	11,032,129	16,623
OTHER ASSETS	246,598	13,894
TOTAL ASSETS	$14,558,079	$773,701
Liabilities and Stockholders’ Equity (Deficit)
CURRENT LIABILITIES:
Accounts payable	$855,904	$186,382
Accrued payroll	42,559	110,079
Accrued payroll taxes, penalties and interest	-	574,707
Short-Term portion of Capital Lease	14,707	-
Short-Term Portion of Subscription Financing Payable	855,060	-
Accrued Registration Rights Penalty	129,945	-
Current Portion of Notes Payable	2,189,986	-
Deferred revenue	785,324	721,689
Accrued liabilities	48,674	120
Total current liabilities	4,922,159	1,592,977

LONG-TERM LIABILITIES:
Long-Term Portion of Notes Payable	2,331,152	-
Long Term Portion of Subscription Financing Payable	541,110	-
Unearned Revenue	91,027	-
Deferred compensation, notes payable and interest	-	1,091,814
Total long-term liabilities	2,963,289	1,091,814
Total liabilities	7,885,448	2,684,791

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 45,000,000 shares authorized, shares issued and outstanding: December 31, 2005 -15,607,230, December 31, 2004 —11,631,832	15,607	11,632
Additional paid-in capital	58,982,617	34,809,832
Accumulated deficit	(52,325,593)	(36,732,554)
Total stockholders' equity (deficit)	6,672,631	(1,911,090)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,558,079	$773,701
See notes to financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
REVENUES:
Integration fees	$798,178	$374,055	$367,617
Syndication fees	402,847	176,471	115,544
Subscription fees	914,674	-	-
Professional Services fees	435,486	-	-
OEM revenue	48,000	55,936	48,620
Web services	-	62,365	207,570
Other revenues	102,791	4,093	8,815
Related party revenues	-	330,050	513,057
Total revenues	2,701,976	1,002,970	1,261,223

COST OF REVENUES	400,822	211,616	187,064

GROSS PROFIT	2,301,154	791,354	1,074,159

OPERATING EXPENSES:
General and administrative	15,208,546	2,432,928	1,941,920
Sales and marketing	1,422,345	596,989	321,049
Development	1,737,092	563,372	676,472

Total operating expenses	18,367,983	3,593,289	2,939,441

LOSS FROM OPERATIONS	(16,066,829)	(2,801,935)	(1,865,282)

OTHER INCOME (EXPENSE):
Interest expense	(80,414)	(119,389)	(186,248)
Gain on debt forgiveness	556,215	249,395	492,757
Gain on sale of investment	419	-	-

Total other income	476,220	130,006	306,509
NET LOSS	(15,590,609)	(2,671,929)	(1,558,773)
Preferred stock dividends and accretion of discount on preferred stock	-	(2,215,625)	(2,321,744)
Deemed dividends related to beneficial conversion features of redeemable convertible preferred stock	-	-	(495,319)
Accretive dividend issued in connection with registration rights agreement	-	(206,085)	-
Converted preferred stock inducement cost	-	(3,225,410)	-
Net loss attributed to Common Stockholders	$(15,590,609)	$(8,319,049)	$(4,375,836)
NET LOSS PER SHARE:
Net loss attributed to Common Stockholders - Basic and Diluted	$(1.20)	$(0.82)	$(0.61)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic and Diluted	12,960,006	10,197,334	7,145,047

See notes to financial statement

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,590,609)	$(2,671,929)	$(1,558,773)
Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:
Depreciation & Amortization	465,800	51,531	59,852
Shares ssued for services in lieu of cash payments	9,767,500	-	-
Registration Rights Penalty Expense	129,947	-	-
Loss on disposal of property and equipment	-	8,855	-
Common shares, warrants, or options issued in lieu of Compensation	826,739	168,530	1,010,109
Common shares issued for extension of loan		75,000	75,000
Common shares issued in exchange for warrants	-	350,000	-
Issuance of warrants	19,231	-	-
Gain on debt forgiveness	(556,634)	-	-
Changes in assets and liabilities:
Accounts receivable	(76,396)	51,672	24
Related party receivable	-	38,682	(38,682)
Other accounts receivable	4,687	(43,455)	-
Prepaid expenses	(194,519)	(24,850)	-
Other assets	39,964	(500)	1,447
Legal settlement obligation	-	(181,563)	(100,937)
Deferred revenue	(592,010)	(225,951)	(267,326)
Accounts payable	569,727	(321,274)	(513,533)
Accrued payroll	(110,079)	46,946	(27,155)
Accrued payroll taxes payable	(30,741)	(961,196)	289,103
Accrued interest payable	-	(126,871)	97,201
Accrued expenses	68,715	-	-
Accrued rent payable	-	-	(50,000)
Deferred compensation payable	(1,091,814)	80,166	335,223
Net cash (used in) provided by operating
Activities	(6,350,492)	(3,686,207)	(688,447)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(378,862)	(82,710)	(1,588)
Smart CRM Non-Compete Agreement	(90,000)	-	-
Cash acquired from iMart at Acquisition	32,028	-	-
Redemption (Purchase) of marketable securities	395,000	(395,000)	-
Net cash used in investing activities	(41,834)	(477,710)	(1,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	-	-	190,000
Repayments on notes payable	(326,157)	(350,000)	(10,000)
Cash reserved for iMart purchase price payment - restricted cash	(230,244)	-	-
Payments on Capital Lease	(2,287)	-	-
(Repayments) borrowings from stockholder	-	(86,480)	39,686
Issuance of Common Stock	8,212,641	4,672,250	544,895
Net cash provided by financing activities	7,653,953	4,235,770	764,581
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,261,627	71,853	74,546
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	173,339	101,486	26,940
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,434,966	$173,339	$101,486
Supplemental disclosures:
Cash payment during the year for interest:	$158,232	$47,447	$89,047
Cash payment during the year for income taxes:	$-	-	-
Non-cash financing activities:
Notes Payables issued related to Acquisitions	$3,659,301	-	-
Notes Payable for iMart Non-Compete Agreements	$715,998	-	-
Assets and Liabilities of Computility acquired for stock:
Accounts Receivable, net	$6,894	-	-
Other Current Assets	$10,742	-	-
P,P&E, net	$388,128	-	-
Other Assets	$246,228	-	-
Accounts Payable	$109,897	-	-
Subscription & Notes Payable	$1,807,327	-	-
Other Liabilities	$29,549	-	-
Non-cash accretion of preferred		-	-
stock redemption value	$-	$2,215,625	$2,321,744
Conversion of preferred stock
into Common Stock	$-	$19,724,839	$-
Conversion of preferred stock
inducement cost	$-	$3,225,410	$-

See notes to financial statements

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Common Stock $.001 Par	Additional Paid- In Capital	Accumulated Deficit	Total
BALANCE, JANUARY 1, 2003	$7,037	$9,299,678	$(28,575,038)	$(19,268,323)
Issuance of restricted stock	75	49,500	-	49,575
Interest expense associated with notes payable	150	74,850	-	75,000
Accretion of redeemable preferred	-	(2,321,744)	-	(2,321,744)
Issuance of stock option to consultant	-	9,109	-	9,109
Issuance of warrant to financial advisor	-	466,000	-	466,000
Issuance of stock options to officers	-	535,000	-	535,000
Deemed dividend related to beneficial conversion features of redeemable convertible preferred stock	-	495,319	(495,319)	-
Net loss	-	-	(1,558,773)	(1,558,773)
BALANCE, DECEMBER 31, 2003	7,262	8,607,712	(30,629,130)	(22,014,156)
Conversion of preferred stock into
Common Stock	2,949	19,721,890	-	19,724,839
Conversion of preferred stock
inducement cost	-	3,225,410	(3,225,410)	-
Interest expense associated with notes
Payable	-	75,000	-	75,000
Accretion of redeemable preferred	-	(2,215,625)	-	(2,215,625)
Issuance of Common Stock, net of issuance costs of $183,350	1,289	4,762,355	-	4,763,644
Issuance of Common Stock rescinded	(29)	(99,973)	-	(100,002)
Issuance of stock options to officers	-	161,000	-	161,000
Issuance of stock options to members of advisory board	-	6,034	-	6,034
Issuance of Common Stock to former holders of preferred stock pursuant to registration rights agreement	58	206,027	(206,085)	-
Conversion of Bank One warrant into Common Stock	100	349,900	-	350,000
Issuance of stock option to consultant	-	1,495	-	1,495
Exercise of warrants	3	8,607	-	8,610
Net loss			(2,671,929)	(2,671,929)
BALANCE, DECEMBER 31, 2004	11,632	34,809,832	(36,732,554)	(1,911,090)
Issuance of Common Stock, net of issuance costs of $630,525	1,392	6,719,614	-	6,721,006
Exercise of warrants	580	1,305,518	-	1,306,098
Issuance of warrants	-	19,231	-	19,231
Issuance of Common Stock for services	40	343,408	-	343,448
Issuance of Common Stock to employees as bonus	4	40,106	-	40,110
Exercise of stock options	16	57,734	-	57,750
Issuance of IR Shares-GIC	625	5,174,375	-	5,175,000
Issuance of IR Shares-Berkley	625	4,561,875	-	4,562,500
iMart Acquisition	205	1,815,688	-	1,815,893
Computility Acquisition	484	3,534,271	-	3,534,755
Issuance of Shares to Spectrum Technologies	3	22,497	-	22,500
Elimination of iMart (Bayberry) Equity not acquired	-	-	(2,430)	(2,430)
Issuance of options to consultants	-	570,014	-	570,014
Issuance of Common Stock for technology license	1	7,499	-	7,500
Gift of shares to charitable organization	-	955	-	955
Net Loss			(15,590,609)	(15,590,609)
BALANCE DECEMBER 31, 2005	$15,607	$58,982,617	$(52,325,593)	$6,672,631

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003.

1.    NATURE OF BUSINESS AND GOING CONCERN

Smart Online (or the “Company” as such term is used occasionally) develops and markets Internet-delivered Software-as-a-Service (SaaS) software applications and data resources to start and grow small businesses with one to one hundred employees. Many small business users access our product directly through our portal at www.smartonline.com, and small businesses can also access some of our products through the web sites of major companies, financial institutions and media companies with whom we have private label syndication partnering agreements. Expanding this network of relationships with large companies is one of our key strategies to generate revenue while minimizing our marketing and sales expenses. We also offer the services and software of other companies on our websites, through integration agreements under which we share revenue from sales of products and services of our integration partners. Our CD-ROM products are sold primarily through OEM arrangements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2005, 2004 and 2003, Smart Online incurred net losses as well as negative cash flows and, at December 31, 2005, has deficiencies in working capital. These factors indicate that Smart Online may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should Smart Online be unable to continue as a going concern. As of December 31, 2005, we had a $2.3 million Working Capital deficiency and recurring losses from operations. Smart Online's continuation as a going concern depends upon its ability to generate sufficient cash flows to meets its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations and positive cash flows. Smart Online's future plans include the development introduction and maintenance of Smart Online’s OneBizSM platform, and the introduction of additional new products and enhancing its web native business applications.

Smart Online continues to incur development expenses to enhance and expand its product by focusing on establishing its Internet-delivered SaaS applications and data resources. All allocable expenses to establish the technical feasibility of the software have been recorded as research expense. The ability of Smart Online to successfully develop and market its next generation of products is dependent upon certain factors, including the success of Smart Online’s existing services and products, the timing and success of any new services and products, the progress of research and development efforts, results of operations, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets may require Smart Online to seek additional funding sooner than expected. There can be no assurance that sufficient additional capital needed to sustain operations will be obtained by Smart Online or that the Company’s operations will become profitable.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Smart Online, Inc., Smart CRM, Inc., and Smart Commerce, Inc. All significant intercompany accounts and transactions have been eliminated. Minority interests in certain subsidiaries are not significant. Subsidiary accounts are included only from the date of acquisition forward. See Note 17 - Acquisitions.

Revenue Recognition - We recognize revenue in accordance with accounting standards for software and service companies including United States Securities Exchange Commission (“SEC”), Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB 104”), the Emerging Issues Task Force Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), Statement of Position 97-2 Software Revenue Recognition as modified by Statement of Position 98-9 and related interpretations including American Institute of Certified Public Accountants (“AICPA”) Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies, which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

Syndication and Integration Fees

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

Syndication fees consist primarily of fees charged to syndication partners to create and maintain a customized private-label site and ongoing support, maintenance and customer service. The syndication agreements typically include an advance fee and monthly hosting fees. We generally invoice our customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line. In general, we collect our billings in advance of the service period. The hosting fees are typically billed on a monthly basis. Our contract and support contracts are noncancelable, though they typically provide for early termination upon a material breach by either party that is not cured in a timely manner. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations. Should the contract terminate earlier than its term then we recognize the remaining deferred revenue upon termination. At present, Smart Online has insufficient historical data to determine if the relationship with its existing customers will extend beyond the initial term with the customer continuing to benefit from the advance fee. If Smart Online determines that existing and/or future contracts are expected to extend beyond the initial term whereby the customer continues to benefit from the advance fee, Smart Online will extend the revenue recognition period accordingly to include the extended term. Based on that experience, it is possible that, in the future, the estimates of customer lives may change and, in such event, the period over which such syndication revenues are amortized will be adjusted. Any such change in specified contract lives will affect our future results of operations. Additionally, the syndication contracts typically include revenue sharing arrangements whereby syndication partners typically charge their customers a monthly fee to access the private-label site. In most cases, the syndication agreement provide for Smart Online to receive a percentage of these fees. Fees derived from such revenue sharing arrangements are recorded when earned. To date such revenue sharing fees have been negligible.

Integration fees consist primarily of fees charged to partners to integrate their products into the Smart Online syndication platform. Integrating third-party content and products has been one of Smart Online’s strategies to continuously expand and enhance its platform offered to syndication partners and its own customer base. We generally invoice our customers in advance of the service period in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line. We continue to evaluate and adjust the length of these amortization periods as we gain more experience with implementation schedules and contract cancellations. At present, Smart Online has insufficient historical data to determine if the relationship with its existing customers will extend beyond the initial term with the customer continuing to benefit from the advance fee. If Smart Online determines that existing and/or future contracts are expected to extend beyond the initial term whereby the customer continues to benefit from the advance fee, Smart Online will extend the revenue recognition period accordingly to include the extended term. Our contract and support contracts are noncancelable, though they provide for early termination upon a material breach by either party that is not cured in a timely manner. Should the contract terminate earlier than its term then we recognize the remaining deferred revenue upon termination. Based on that experience, it is possible that, in the future, the estimates of customer lives may change and, in such event, the period over which such syndication revenues are amortized will be adjusted. Any such change in specified contract lives will affect our future results of operations. Additionally, integration agreements typically include an upfront fee and a revenue sharing component. Fees derived from such revenue sharing arrangements are recorded when earned. To date such revenue sharing fees have been negligible. During 2005, 2004, 2003, Smart Online recognized revenues from early termination of contracts in the amount of $69,375, $3,158, and $76,389, respectively.

Online marketing, which consists of marketing services provided to our integration and syndication partners have in the past generated additional revenue. In addition, certain users have requested that Smart Online implement online marketing initiatives for them. Online marketing has not been a material source of past revenue. We intend to see an increase in the level of online marketing services in the future.

Subscription Fees

Subscription fees are generated by several different product and service offerings including (1) e-commerce sales to end-users, (2) web hosting, (3) subscription based domain registration fees and (4) monthly service fees under fixed-length subscription contracts. In some instances, cash is received in advance of services rendered. In such cases, revenue is deferred and recognized monthly as services are rendered. Most end user subscriptions and contracts are paid for using either credit cards for which the Company receives remittances from the credit card associations generally within two days after the sale transaction is processed or by Automated Clearing House (ACH) withdrawl by the 15th of each month.

Professional Services

Professional services consist of consulting services or other services purchased by customers that are billed on a time and material basis. Revenue is recognized at the time services are rendered, material is received by the customer or at the time when milestones are achieved and accepted by the customer for fixed price contracts.

OEM Revenue

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

Barter Transactions - Barter revenue relates to syndication and integration services provided by Smart Online to business customers in exchange for advertising in the customers’ trade magazines and on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged. Smart Online applies APB 29, Accounting for Non-Monetary Transactions, the provisions of EITF 93-11, Accounting for Barter Transactions Involving Barter Credits and EITF 99-17 Accounting for Advertising Barter Transactions and, accordingly, recognizes barter revenues only to the extent that Smart Online has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. To date the amount of barter revenue to be recognized has been more objectively determinable based on integration and syndication services provided. For revenue from integration and syndication services provided for cash to be considered similar to the integration and syndication services provided in barter transactions, the services rendered must have been in the same media and similar term as the barter transaction. Further, the quantity or volume of integration or syndication revenue received in a qualifying past cash transaction can only evidence the fair value of an equivalent quantity or volume of integration or syndication revenue received in subsequent barter transactions. In other words, a past cash transaction can only support the recognition of revenue on integration and syndication contracts transactions up to the dollar amount of the cash transactions. When the cash transaction has been used to support an equivalent quantity and dollar amount of barter revenue, that transaction cannot serve as evidence of fair value for any other barter transaction. Once the value of the barter revenue has been determined, Smart Online follows the same revenue recognition principles as it applies to cash transactions with unearned revenues being deferred as described more fully above. At the time the barter revenue is recorded, an offsetting pre-paid barter advertising asset is recorded on Smart Online’s balance sheet. This pre-paid barter advertising asset is amortized to expense as advertising services are received such as when an advertisement runs in a magazine. Barter revenues totaled approximately $424,000 and $113,000 in 2005 and 2004, respectively. Smart Online did not have any barter transactions for the year ended December 31, 2003.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash - Under the terms of the purchase agreement between Smart Online and iMart Incorporated, cash collected by Smart Commerce is restricted as follows: this cash is used to fund (1) Smart Commerce operating expenses, then (2) purchase price payments, then (3) non-competition payments. Only if any cash remains after making the aforementioned payments can Smart Online use the cash for other purposes.

Concentration of Credit Risk - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. At times, our cash balances may exceed the FDIC insurable limits of $100,000.

Marketable Securities -Management determines the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluates such determination at each balance sheet date. Securities, which are classified as available for sale at December 31, 2004, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. There were no unrealized gains or losses at December 31, 2004. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of interest income.

Subscription Contract Receivables - Monthly subscription fees that Smart CRM is contractually entitled to receive over the remaining subscription period are netted with the corresponding liability for unearned revenue.

Deferred Financing Costs - Deferred financing costs represent cost of obtaining financing and are amortized over the life of the related financing agreements.

Prepaid Expenses - Prepaid expenses primarily represent advance payments to registries for domain name registrations as well as other advance payments for various other expenses. Prepaid expenses are amortized to expense on a straight-line basis over the period covered by the expenses. In the case of prepaid registry fees, the amortization period is consistent with the revenue recognition of the related domain name registration.

Software Development Costs - SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on Smart Online’s product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. During the third quarter of 2005, Smart Online acquired certain rights to an accounting software application that is currently being integrated with its OneBizSM platform. During the third quarter of 2005, Smart Online capitalized $105,000 of costs associated with the acquired software. Prior to the third quarter of 2005, Smart Online had not capitalized any direct or allocated overhead associated with the development of software products prior to general release. During the fourth quarter, management revised its estimate as to the realizability of this asset. Accordingly, the amount was written-off and all future costs related to this software will be expensed in the period incurred until the criteria of SFAS No.86 for capitalizing software costs are met. The remaining portion of the software assignment and development fees is expected to be earned and payable during 2006.

SFAS-2, “Accounting for Research and Development Costs”, establishes accounting and reporting standards for research and development. In accordance with SFAS 2, costs we incur to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs on our statement of operations.

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

Property and Equipment-Property and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method as follows:

Office equipment	5 years
Computer Software	3 years
Computer Hardware	5 years
Furniture and fixtures	7 years
Automobiles	5 years

Intangible Assets - Intangible assets consists primarily of assets obtained through the acquisitions of Computility, Inc. and iMart Incorporated. Those acquired assets include customer bases, technology, non-compete agreements, work forces in place and goodwill. The Company also has several patents, copyrights and trademarks related to products, names and logos used throughout the product lines. All assets are amortized over their estimated useful lives with the exception of work forces in place and goodwill which are deemed to have indefinite lives and are not amortized.

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

Advertising Costs - Smart Online expenses all advertising costs as they are incurred. Advertising expense during 2005, 2004, and 2003 was $403,669, $170,774 and $3,167, respectively. The 2005 period includes $273,751 of barter advertising expense. The 2004 period included $205,833 of barter advertising expenses and a credit of $58,400 related to prior advertising activities. Smart Online did not have any barter transactions for the year ended December 31, 2003.

Net Loss per Share - Basic loss per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of redeemable preferred stock, stock options and warrants that are computed using the treasury stock method. The Company excluded shares issuable upon the exercise of redeemable preferred stock, stock options and warrants from the calculation of common equivalent shares as the impact was anti-dilutive.

Stock-Based Compensation - Smart Online accounts for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employee. Stock Options are generally granted at prices equal to the fair value of Smart Online’s Common Stock on the grant dates (see Note 11). Accordingly, Smart Online did not record any compensation expense in the accompanying financial statements for its stock-based compensation plans. Had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, Smart Online’s net loss attributed to Common Stockholders and net loss attributed to Common Stockholders per share for the years ended December 31, 2005, 2004 and 2003 would have been changed to the pro forma amounts indicated below:

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Net loss attributed to
Common Stockholders:
As reported	$(15,590,609)	$(8,319,049)	$(4,375,836)
Add: Compensation cost
recorded at intrinsic
Value	-	161,000	535,000
Less: Compensation cost using
the fair value method	(581,494)	(455,301)	(961,234)
Pro forma	$(16,172,103)	$(8,613,350)	$(4,802,070)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Reported net loss attributed to
Common Stockholders:
Basic and diluted	$(1.20)	$(0.82)	$(0.61)

Pro forma net loss per share:
Basic and diluted	$(1.25)	$(0.84)	$(0.67)

The fair value of option grants under Smart Online’s plan and other stock option issuances during the years ended December 31, 2005, 2004 and 2003 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	60.20%	0.00%	0.00%
Risk free interest rate	4.25%	4.23%	4.01%
Expected lives (years)	9.5	8.9	5.0

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

Reclassifications - Certain 2003 balances have been reclassified to conform with their 2004 presentation. These reclassifications did not result in a change to total assets, total liabilities, equity or net loss as previously reported.

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

3.    RECEIVABLES

Smart Online evaluates the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of December 31, 2005, 2004, or 2003.

4.    MARKETABLE SECURITIES

As of December 31, 2004, marketable securities consisted of the following:

	Amortized Cost	Fair Value
Municipal bonds - redeemed February 2005	$395,000	$395,000

Smart Online did not hold any marketable securities as of December 31, 2005.

5.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2005	December 31, 2004	December 31, 2003
Office equipment	$155,054	$16,187	$10,026
Furniture and fixtures	7,125	7,125	7,125
Computer software	550,775	393,629	389,064
Computer hardware and equipment	1,252,089	663,723	684,998
Automobiles	29,504	29,504	—
	1,994,547	1,110,168	1,091,213
Less accumulated depreciation	(1,330,485)	(1,034,532)	(1,042,266)
Property and equipment, net	$664,062	$75,636	$48,947

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $150,204, $47,167 and $59,852, respectively.

6.    INTANGIBLE ASSETS

Intangible assets consists primarily of intangibles acquired during the Computility and iMart acquisitions which occurred in October 2005. In addition to these assets acquired, the Company has copyrights and trademarks related to products, names and logos used throughout the product lines. The assets acquired through the acquisitions include customer bases, technology, non-compete agreements, trade names, workforces in place and goodwill. Trade names, work forces in place and goodwill are not subject to amortization and for the purpose of presentation, work forces in place are combined with goodwill.

Asset Category	Value Assigned	Residual Value	Weighted Avg Useful Life	Accumulated Amortization	Carrying Value
Customer Base	$ 2,504,989	$0	5.9	$ 106,744	$ 2,398,245
Technology	$ 1,249,842	$0	3	$ 100,468	$ 1,149,374
Non-Compete	$ 891,785	$0	3.9	$ 49,260	$ 842,525
Copyright & Trademark	$ 50,339	$0	10	$ 34,313	$ 16,026
Trade Name *	$ 1,180,499	n/a	n/a	n/a	$ 1,180,499
Work Force & Goodwill *	$ 5,489,963	n/a	n/a	n/a	$ 5,489,963
TOTALS	$ 11,367,417			$290,785	$11,076,632

* Trade Name and Work Force & Goodwill are not subject to amortization and are deemed to have an indefinite life in accordance with SFAS No.142 - Goodwill and Other Intangible Assets.

Intangible assets acquired, excluding goodwill, were valued based on the results of an independent valuation performed by a certified appraiser. Goodwill was calculated as the difference between the purchase price of the acquisition (which was negotiated as an arms-length transaction) and the value of the identifiable tangible and intangible assets acquired. Trademarks and copyrights were capitalized using the costs of all legal and application fees incurred.

For the years ended December 31, 2005, 2004 and 2003, the aggregate amortization expense on the above intangibles was approximately $260,788, $4,365 and $4,128, respectively. The estimated aggregate amortization expense for the above assets for the years ended December 31, 2006 through 2010 is approximately $1,099,000, $1,099,000, $992,000, $578,000 and $285,000 for each respective year. All intangible assets are amortized using the straight-line method over their estimated useful lives.

7.    DEFERRED COMPENSATION

Certain officers of Smart Online deferred a portion of their compensation, including commissions and interest charges on previously earned but unpaid compensation, from the second quarter of 2001 until September, 2003. In October 2003, these salary deferrals plus interest were converted to promissory notes (the “2003 Notes”) in the aggregate amount of $1,049,765. These notes were payable on or before May 31, 2004 and bore interest at a rate of 15% per annum. During the fourth quarter of 2003 and the first quarter of 2004, these officers deferred an additional $141,771. Additionally, during this period $50,135 of the original notes payable were repaid. In April 2004, the holders of the 2003 Notes agreed to exchange the existing notes for new promissory notes payable on or before December 31, 2005 ("2004 Notes"). The principal amount of the 2004 Notes, $1,141,401, included the unpaid principal from the original notes plus the subsequent deferrals. Subsequently during 2004, $191,624 was repaid against the 2004 Notes and an additional $2,302 of compensation was deferred. The 2004 Notes bore interest at a rate of 15% per annum through June 1, 2004 at which time the holders voluntarily reduced the rate to 8% per annum. On April 30, 2004, the 2004 Notes were extended until May 31, 2005, but later during 2004 the officers entered into standstill agreements not to demand payment until June 30, 2006. The standstill agreement was again amended on December 22, 2004, to provide that demand for payment could be made upon the earlier of June 30, 2006 or the closing after January 1, 2005 of a financing with gross proceeds to Smart Online of $2,000,000 or more. After Smart Online raised $2,500,000 from a sale of securities to a foreign investor in February 2005, Smart Online paid in full the $949,777 of deferred compensation, plus all accrued interest of $154,288, and cancelled the related promissory notes to these officers.

Deferred compensation totaling $0, $99,287, and $353,816 is included in salaries and wages expense for the years ended December 31, 2005, 2004 and 2003, respectively. The following is a summary of deferred compensation and accrued interest payable on the deferred compensation as of:

	December 31, 2005	December 31, 2004

Deferred Compensation	$0	$949,777
Accrued interest payable on deferred compensation	0	142,037
Total deferred compensation	$0	$1,091,814

8.    LOANS

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

9.    NOTES PAYABLE

As of December 31, 2005, Smart Online had Notes Payable totaling $5,917,308. The detail of these notes is as follows:

Note Description	S/T Portion	L/T Portion	Total	Maturity	Rate
iMart Purchase Price Note	$1,559,657	$1,718,139	$3,277,796	Jan 2007	8.0%
iMart Non-Compete Note	352,041	375,921	727,962	Oct 2007	8.0%
Acquisition Fee - iMart	118,461	95,847	214,308	Oct 2007	8.0%
Acquisition Fee - Computility	97,327	53,745	151,072	Mar 2007	8.0%
Subscription Factor Payable	855,060	541,110	1,396,170	Various	9% - 10.5%
Floor Plan Agreement	62,500	87,500	150,000	Feb 2008	Prime+4

The five-year schedule of note maturity is as follows:

2006:	$3,045,046
2007:	2,775,167
2008:	97,095
TOTAL:	$5,917,308

Smart CRM borrows money to provide working capital for operations and purchases of subscriber equipment by factoring a majority of new subscription contracts with various financing companies. Smart CRM assigns a percentage of the future subscription cash flows on the contract, generally 70%, to the financing companies and receives an advance on the discounted present value of the assigned cash flows. The lender takes an assignment of the contract and the subscriber equipment until the loan is paid. Subscription Financing Payable represents the amount of customer contracts that have been factored. Terms of the repayments vary from contract to contract based on the number of months remaining on the contract at the time it was factored. Contracts are typically factored with 30 to 36 months remaining. The amount payable is made up of many smaller factoring contracts which have interest rates ranging from 9.0% to 10.5%. As of December 31, 2005, contracts were being factored at 10.5%.

In February 2005, Computility entered into a Floor Plan Agreement with a finance company that provided additional debt financing of $150,000 for working capital. The debt is secured by subscription revenues and is required to be repaid in 12 equal monthly installments beginning in March 2006. Interest is at the corporate prime rate plus 4%. Smart Online assumed this debt as part of the October 2005 acquisition (asset purchase) of Computility. As of December 31, 2005, the interest rate on this Floor Plan Agreement was 11.5%.

10.    LEASES

Operating Leases- Smart Online and Smart CRM lease facilities under renewable operating lease agreements which current term expires in October 2006 and September 2006, respectively. As of December 31, 2005, future annual minimum operating lease payments are as follows:

2006	$186,400
Total	$186,400

Rent expense for the years ended December 31, 2005, 2004, and 2003, respectively was $251,800, $99,606 and $87,146, respectively.

11.    STOCKHOLDERS’ DEFICIT

Corporate Reorganization

During the first quarter of 2004, Smart Online completed a corporate reorganization of its capital stock, which eliminated the Series A Preferred Stock of Smart Online. All holders of Series A Preferred Stock who participated in the reorganization by signing Reorganization, Lock-up Proxy and Release Agreements dated January 1, 2004 (the “Reorganization Agreements”) received 2.22 shares of Common Stock (1.22 shares under the conversion rights of the Series A Preferred and one share in exchange for contractual commitments) of Smart Online for each share of Series A Preferred Stock they held prior to the reorganization and also received the right to receive cash payments from Smart Online equal to a percentage of the net proceeds Smart Online raised during calendar year 2004 from sales of equity securities and convertible debt securities in excess of $5 million of net proceeds. Smart Online received net proceeds of $4,763,644 from the sale of equity and convertible debt securities during calendar year 2004 and therefore, had no liability to the former holders of Series A Preferred Stock.

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

Common Stock

Smart Online is authorized to issue 45,000,000 shares of Common Stock, $0.001 par value per share (the “Common Stock”). As of December 31, 2005, Smart Online has 15,607,230 shares of Common Stock outstanding. Holders of Common Stock are entitled to one vote for each share of Common Stock held by them.

During the first half of 2004, following the conversion of its Preferred Stock to Common Stock as described above, Smart Online sold 999,141 shares of Common Stock to new and existing shareholders at a purchase price of $3.50 per share resulting in gross proceeds of $3,496,994. Smart Online incurred issuance costs of $163,350 related to these sales, including $31,000 paid to an officer of Smart Online. As an inducement to one of the investors that participated in this round of financing, an officer of Smart Online and a shareholder entered into a Put Agreement dated March 10, 2004 with the investor. Smart Online was not a party to this agreement, but this agreement was entered into at the time of the investment into Smart Online to provide comfort to the investor that Smart Online would fulfill its obligation to cause its Common Stock to be publicly traded. The Put Agreement gave the investor the right to require the grantors to purchase for $2.2 million the 628,571 shares of Common Stock and warrants to purchase 188,571 shares of Common Stock held by the investor. The Put Agreement could have been exercised at the sole discretion of the investor during the month of March 2005 or during the month of March 2006. The Put Agreement terminates and the put option cannot be exercised after (i) the Common Stock of Smart Online is listed or quoted for public trading, or (ii) the stockholders of Smart Online vote to approve any action reasonably necessary to cause Smart Online's stock to be publicly traded, but the aforementioned investor votes against the action, or (iii) the aforementioned investor transfers any of its Common Stock or warrants to a third party.  The Put Agreement cannot be assigned and terminates if the investor transfers the securities covered by the Put Agreement. As a result of Smart Online registering its Common Stock, this Put Agreement was cancelled in March 2005.

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

During August and September, 2004, Smart Online sold 290,000 shares of its common stock to new and existing investors in a private placement for a price of $5.00 per share resulting in gross proceeds of $1,450,000. Smart Online incurred issuance costs of $20,000 related to these sales and also incurred $31,000 in consulting expense that was paid to an officer of Smart Online related to this financing. As an inducement to one of the investors that participated in this round of financing, an officer of Smart Online and a shareholder entered into a Put Agreement dated August 13, 2004 with the investor. Smart Online was not a party to this agreement, but this agreement was entered into at the time of the investment into Smart Online to provide comfort to the investor that Smart Online would fulfill its obligation to cause its Common Stock to be publicly traded. The Put Agreement gave the investor the right to require the grantors to purchase 100,000 shares of Common Stock held by the investor for $500,000. The Put Agreement could have been exercised at the sole discretion of the investor during the month of March 2005 or during the month of March 2006. The Put Agreement terminates and the put option cannot be exercised after (i) the Common Stock of Smart Online became listed or quoted for public trading, or (ii) the stockholders of Smart Online vote to approve any action reasonably necessary to cause Smart Online's stock to be publicly traded, but the aforementioned investor votes against the action, or (iii) the aforementioned investor transfers any of its Common Stock or warrants to a third party.  The Put Agreement cannot be assigned and terminates if the investor transfers the securities covered by the Put Agreement. As a result of Smart Online registering its Common Stock, this put agreement was cancelled in March 2005.

During February and March 2005, Smart Online sold 500,000 and 80,000 shares of Common Stock, respectively, to foreign investors in sales exempt under Regulation S. The February and March 2005 stock sales resulted in gross proceeds of $2,500,000 and $400,000, respectively. A portion of those funds were used to repay deferred compensation, including interest thereon, as more fully discussed in Note 7. In connection with this financing, Smart Online incurred stock issuance costs of $290,000 to an entity that is an existing shareholder. Concurrent with the sale of Common Stock, Smart Online issued warrants to purchase 50,000 shares of Common Stock to this investor in consideration for the investor agreeing to certain restrictions on their ability to sell the shares. These warrants have an exercise price of $5 per share and terminate on January 1, 2007. During February 2005, Smart Online raised an additional $125,000 in gross proceeds from the sale of 25,000 shares of Common Stock at $5.00 per share in a private placement.

During the third quarter, Smart Online sold 786,642 shares of its Common Stock to a new and existing investors for a price of $5.50 per share resulting in gross proceeds of $4,326,531. In connection with this financing, the Smart Online incurred stock issuance costs of $340,525 to an entity introduced to Smart Online by an existing shareholder, Doron Roethler. Additionally, in connection with these offerings, Smart Online entered into Registration Rights Agreements with these shareholders under which Smart Online is required to file a registration statement with the SEC to register the shares sold in the offering no later than September 30, 2005. As of December 31, 2005, Smart Online had accrued $129,945 of Registration Rights Penalties which the company expects to pay in stock. The accrual of this penalty has been treated as a period cost as part of general and administrative expenses.

During the third quarter, Smart Online paid a bonus of 4,200 shares of its Common Stock to non-officer employees. Smart Online recorded approximately $40,000 of compensation expense during the third quarter related to this bonus payment.  The expense associated with the stock bonus was calculated based upon the fair market value of the Common Stock on the date the bonus was awarded.

Preferred Stock

Our Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock (the “Preferred Stock”) in one or more series and to fix the rights, preferences, privileges and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series.

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

The Series A Redeemable Preferred Stock contained a conversion feature which allowed the holders of the preferred stock to receive one share of Common Stock for each share of preferred stock held, which conversion ratio was adjusted pursuant to antidilution provisions of the preferred stock to 1.22 shares of Common Stock for each share of preferred stock held at the time of conversion in March 2004. Holders of preferred stock who signed reorganization agreements also received one additional share of Common Stock held for each share of preferred stock held in March 2004. In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the value of such beneficial conversion feature of approximately $495,000 has been recognized as a deemed dividend in the year ended December 31, 2003.

As described above, in March 2004, the outstanding shares of Smart Online’s Series A Redeemable Preferred Stock were converted to Common Stock pursuant to a plan of reorganization approved by Smart Online’s Board of Directors and shareholders. The carrying value of $19,724,839 for redeemable preferred stock at date of conversion was reclassed to Common Stock and additional paid-in capital. The Series A Redeemable Preferred Stock had a noncumulative dividend rate of $0.35 per quarter, a liquidation preference of $15.12 per share, plus declared unpaid dividends, was convertible into Common Stock at an initial rate of one share of Common Stock for each share of Series A Redeemable Preferred Stock (but the conversion rate increased to approximately 1.22 shares of Common Stock for each share of Series A Redeemable Preferred Stock at the time of conversion pursuant to weighted average antidilution provisions), was entitled to cast one vote for each share of Common Stock into which it was convertible voting as a single class with the Common Stock, had class voting rights with respect to certain major corporate events and was redeemable at the option of its holders after August 31, 2004 for a price equal to $14 per share, plus 7% compounded annually. There were no shares of Preferred Stock outstanding at December 31, 2005.

In connection with the conversion of the preferred stock the Company offered an inducement of one share of Common Stock in exchange for contractual commitments in addition to the contractual conversion noted in the preceding paragraph. In accordance with FAS No. 84, Induced Conversions of Convertible Debt, the Company recorded the $3.2 million premium as a charge to arrive at net loss available to Common Stockholders.

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

Warrants

In 2001, Smart Online issued to Bank One a warrant to purchase 619,309 shares of the Common Stock of Smart Online for an exercise price of $18.00 per share in connection with Smart Online and Bank One entering into a syndication partnering agreement. The warrant contained a weighted average anti-dilution provision, which caused the exercise price of the warrant at August 1, 2004 to decrease to approximately $12.04 per share and the number of shares issuable upon exercise of the warrant to increase to approximately 925,789 shares of Common Stock. To simplify its capital structure, Smart Online offered to issue shares of its Common Stock to Bank One in exchange for cancellation of the warrant. On September 3, 2004, Bank One exchanged the warrant for 100,000 shares of Common Stock of Smart Online, which were issued to J P Morgan Chase & Co., an affiliate of Bank One. The fair value of the shares issued was $350,000 which was recorded as an expense in the accompanying statements of operations.

In November 2003, Smart Online granted a warrant to purchase 350,000 shares of Common Stock to a financial consulting firm as partial consideration for consulting services. This warrant has an exercise price of $1.30 per share, is subject to anti-dilution adjustment, and expires in 2006. Smart Online recorded $466,000 of consulting expense during 2003 related to the issuance of the warrants.

During the first half of 2004, Smart Online issued warrants to purchase an aggregate of 288,638 (7,500 of which were cancelled as part of the rescission offer described above) shares of Common Stock to shareholders in connection with the 2004 Common Stock issuance described above. These warrants have an exercise price of $3.50 per share and expire in 2014. During November 2004, holders of warrants to purchase 2,460 shares of Common Stock at $3.50 per share were exercised resulting in proceeds of $8,610.

During February 2005, a consulting firm that was issued 350,000 warrants in November 2003 acquired 50,000 shares of Smart Online’s Common Stock as a result of the cashless exercise of warrants. Warrants to purchase 67,568 shares of Common Stock were cancelled in this cashless exercise. The fair market value of Smart Online’s Common Stock at the time of exercise was $5.00. During May 2005, this same consulting firm acquired 48,617 shares of Smart Online’s Common Stock as a result of the cashless exercise of warrants. Warrants to purchase 62,432 shares of Common Stock were cancelled in this cashless exercise. The fair market value of Smart Online’s Common Stock at the time of exercise was $5.875. At December 31, 2005, 27,000 of the warrants issued in November 2003 were still outstanding.

During the third quarter of 2005, holders of warrants to purchase 355,428 shares of Common Stock exercised their warrants resulting in gross proceeds to Smart Online of $1,175,998. The warrants had exercise prices that ranged from $1.30 to $5.00 per share.

All the foregoing warrants contain cashless exercise provisions.

Stock Option Plans

2004 Equity Compensation Plan

Smart Online adopted the 2004 Equity Compensation Plan (the “2004 Plan”) as of March 31, 2004. The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, and other direct stock awards to employees (including officers) and directors of Smart Online as well as to certain consultants and advisors. The total number of shares of Common Stock reserved for issuance under the 2004 plan is 5,000,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar capital change.

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

At December 31, 2005, options to purchase 1,786,750 shares of Common Stock were outstanding under the 2004 Plan with a weighted-average exercise price of $6.48 per share.

2001 Equity Compensation Plan

Smart Online adopted the 2001 Equity Compensation Plan (the “2001 Plan”) as of May 31, 2001. The 2001 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, and other direct stock awards to employees (including officers) and directors of Smart Online as well as to certain consultants and advisors. The total number of shares of our Common Stock reserved for issuance under the 2001 Plan is 870,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar change.

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

At December 31, 2005, options to purchase 670,000 shares of Common Stock were outstanding under the 2001 Plan. Smart Online cannot make any further grants under the 2001 Plan.

1998 Stock Option Plan

Smart Online adopted the 1998 Equity Compensation Plan (the “1998 Plan”) as of November 12, 1998. The 1998 Plan provides for the grant of options intended to qualify as “incentive stock options,” and options that are not intended to so qualify or “nonstatutory stock options.” As of December 31, 2005, the total number of shares of our Common Stock reserved for issuance under the 1998 Plan is 288,900 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar change. Options to purchase 21,200 shares were outstanding under the 1998 Plan at December 31, 2005. Smart Online may not make any further grants under the 1998 plan.

Additional Options Granted

Additionally, at December 31, 2005, options to purchase 250,000 shares of Common Stock issued in the third quarter of 2005 were outstanding outside any of the aforementioned stock option plans.

The exercise price for incentive stock options granted under the above plans is required to be no less than the fair market value of the Common Stock on the date the option is granted, except for options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the Common Stock on the date the option is granted. Incentive stock options typically have a maximum term of 10 years, except for option grants to 10% stockholders, which are subject to a maximum term of 5 years. Nonstatutory stock options have a term determined by either the Board of Directors or the Compensation Committee. Options granted under the plans are not transferable, except by will and the laws of descent and distribution.

A summary of the status of the plan and other stock option issuances as of December 31, 2003, 2004, 2005 and changes during the periods ended on these dates is as follows:

	Shares	Weighted Average Exercise Price

BALANCE, January 1, 2003	771,400	$4.69
Granted	720,000	$1.39
Forfeited	(132,500)	$2.27
BALANCE, December 31, 2003	1,358,900	$3.18
Granted	755,000	$3.07
Forfeited	(345,000)	$4.12
BALANCE, December 31, 2004	1,768,900	$2.78
Granted	1,535,950	$7.98
Exercised	(16,500)	$3.50
Forfeited	(560,400)	$3.61
BALANCE, December 31, 2005	2,727,950	$5.34

The following table summarizes information about stock options outstanding at December 31, 2005:

				Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$ 1.30 - $ 1.43	670,000	3.0	$ 1.40	670,000	$ 1.40
$ 3.50	497,500	8.2	$ 3.50	240,748	$ 3.50
$ 5.00	286,700	8.8	$ 4.88	50,200	$ 4.88
$ 7.00 to $ 7.75	200,500	9.7	$ 7.17	39,250	$ 2.76
$ 8.20 to $ 8.61	811,750	9.5	$ 8.57	5,000	$ 8.61
$ 9.60 to $ 9.82	261,500	2.5	$ 9.82	52,500	$ 13.15

The number of options exercisable at December 31, 2005, 2004 and 2003 were 1,057,698, 1,367,560 and 1,358,900, respectively. The weighted average exercise price was $2.71 at December 31, 2005

Dividends - Smart Online has not paid any cash dividends through December 31, 2005.

12.    INCOME TAXES

Smart Online accounts for income taxes under the asset and liability method in accordance with the requirements of Statement of Financial Accounting Standard No. 109 (“FAS 109”). Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

The balances of deferred tax assets and liabilities are as follows:

	December 31, 2005	December 31, 2004	December 31, 2003
Net current deferred income tax assets relate to:
Depreciation	$6,000	$3,000	$18,000
Stock Based Expenses	226,000	226,000	-
Accrued liabilities	-	-	390,000
Net operating loss carryforwards	13,111,000	11,015,000	9,909,000
Total	13,343,000	11,244,000	10,317,000
Less valuation allowance	13,343,000	11,244,000	10,317,000
Net current deferred income tax	$-	$-	$-

Under FAS 109, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Statutory federal tax rate	34%	34%	34%
Tax benefit computed at statutory rate	$(5,257,000)	$(908,000)	$(530,000)
State income tax benefit, net of federal effect	(704,000)	(121,000)	(71,000)
Change in valuation allowance	2,140,000	927,000	171,000
Stock/Option Based Expense	3,808,000	-	386,000
Other adjustments	-	77,000	-
Other permanent differences	13,000	25,000	44,000
Total	$-	$-	$-

As of December 31, 2005, Smart Online had US federal net operating loss (“NOL”) carryforward of approximately $34 million, which expire between 2009 and 2020. For state tax purposes, the NOL’s expire between 2009 and 2020. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of Smart Online within a three-year period can result in an annual limitation on Smart Online’s liability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

13.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

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

Smart Online derives a significant portion of its revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues:

		Year Ended December 31, 2005
		Revenues	% of Total Revenues
Customer A	Subscription	$319,874	11.8%
Others	Various	2,382,102	88.2%
Total		$2,701,976	100.0%

		Year Ended December 30, 2004
		Revenues	% of Total Revenues
Customer E	Integration	$330,050	32.9%
Others	Various	672,920	67.1%
Total		$1,002,970	100.0%

		Year Ended December 30, 2003
		Revenues	% of Total Revenues
Customer E	Integration	$342,847	27.2%
Customer F	Consulting	150,000	11.9%
Others	Various	768,376	60.9%
Total		$1,261,223	100.0%

Smart Online had one customer that accounted for 100% of receivables at December 31, 2004 and three customers that represented 59.1%, 23.9% and 14.3% of total receivables at December 31, 2003.

As of December 31, 2005, three of Smart Online's customers accounted for 25%, 22%, and 10% of accounts receivable. One customer accounted for substantially all of the accounts receivable at December 31, 2004.

14.    RELATED PARTY TRANSACTIONS

American Investment Holding Group, Inc., which is wholly owned by two officers of Smart Online, owns approximately 18.2% of the outstanding Common Stock of Smart Online as of December 31, 2005. The same officers also own a controlling interest in other companies.

In February 2005, we entered into an investment banking agreement with Berkley Financial Services, Ltd. whereby Berkley served as our nonexclusive agent in connection with the negotiations and closing of one or more transactions with investors outside the United States. Pursuant to this agreement, we paid Berkley approximately $290,000 in cash in 2005. We sent a notice of termination of this agreement to Berkley on March 22, 2006. In addition, in October 2005, we entered into an investor relations agreement with Berkley, under which Berkley was paid $250,000 and issued 625,000 shares of our stock. However, the shares have not been delivered to Berkley. We believe there may be some relationship between Doron Roethler (a shareholder who beneficially owns more than 10% of our stock) and Berkley, and we are continuing to explore the nature of the relationship.

During 2005, the following loans were made by certain investors, consultants and/or shareholders of Smart Online to our Chief Executive Officer: (i) $809,736.49 was borrowed from Leon Sokolic, one of our stockholders, (ii) $77,971.20 was borrowed from Atlas Capital, one of our stockholders, (iii) $80,000 was borrowed from Pete Coker, the principal of Tryon Capital, which provided financial consulting services to us and received a warrant and cash fees, and (iv) $296,589 was borrowed from Berkley Financial Services, which was paid substantial amounts of cash and stock from us, including during the period in which Berkley was making loans to our Chief Executive Officer. Our Chief Executive Officer has agreed with the Audit Committee that he will repay the loans from Berkley by December 31, 2006.

In March 2005, Smart Online entered into a consulting agreement with Hadar, LLC. David E.Y. Sarna, a member of Hadar, was appointed as a member of our Board of Directors on April 18, 2005, elected Chairman of the Audit Committee of our Board of Directors September 13, 2005, and resigned from our Board and all Committees of the Board on June 23, 2006. Our understanding is that Mr. Sarna and Isaac Nussen were and remain partners of Hadar. Under the terms of that agreement, Hadar was to act as a financial advisor to Smart Online regarding the introduction and evaluation of potential investors. Payment for these services was to be 8% of proceeds for investors who invest $5 million or less, and 6% of proceeds for investors who invest over $5 million. Upon Mr. Sarna’s election to the Board of Directors, no further business was conducted between Hadar and Smart Online. No monies were ever paid to Hadar by Smart Online, and no monies are payable to Smart Online. We do not believe that Hadar provided services to us under the consulting agreement, but we are reviewing whether Hadar or anyone affiliated with Hadar may have received equity in Smart Online from third party investors in conjunction with the consulting agreement.

An officer of Smart Online and a trust established by this officer for the benefit of his children have from time to time provided loans to Smart Online. During 2003, the Company borrowed an additional $796,568 and repaid $759,165 to these same parties leaving an outstanding liability to the officer and the trust of $47,798 at December 31, 2003. During the first six months of 2004, the Company borrowed an additional $186,335. During 2004, the Company repaid the entire outstanding balance of $234,133. Until October 2003, the Company did not pay any interest on these loans; thereafter the loans accrued interest at a rate of 15.0%.

During 2003 and 2004, we contracted with a consulting firm owned by one of its officers to provide strategic international sales and marketing services. We paid consulting fees of $70,000 and $27,083 during 2004 and 2003, respectively, related to these services. Additionally, we paid the same consulting firm $31,000 related to the sale of certain shares of Common Stock during the first half of 2004. In addition, during the third quarter of 2004, we paid this same consultant an additional $31,000 in consulting fees for assisting the Company with obtaining additional equity financing during the quarter.

During 2003, we provided consulting services totaling $150,000 to Parson and Shearson, Inc., an entity owned 50% by our Chief Executive Officer and 50% by our Chief Executive Officer’s brother, who is also an employee of Smart Online. The consulting income is included in the Statement of Operations under “Related Party Revenues.”

On August 13, 2002, we entered into an integration agreement with SIL, a company owned by Doron Roethler, one of our stockholders, to incorporate its products into our platform. As part of this agreement, SIL paid us $300,000 for such integration, and the parties agreed to share future revenues generated from the sales of the products. On August 30, 2002, the parties signed an amendment to the original agreement, in order for us to provide SIL certain co-development services, which includes instant messenger and video conferencing. In exchange, SIL paid us an additional sum of $300,000. The parties further agreed that the products developed as a result of both companies’ efforts will be owned by both parties. On April 30, 2003, Smart Online and SIL signed a new amendment and restated the integration program agreement. Pursuant to this new amendment and restated agreement, we agreed to fund the future development of the products and increased SIL’s obligation by $200,000 to a total of $800,000. In exchange, SIL agreed to limit future amounts payable by us under the original shared revenue agreement to $1.7 million. This cap on revenue sharing was removed by amendment on October 29, 2003.

In addition to the agreements described above, on August 30, 2002, Smart Online and SIL also entered into a reseller agreement whereby SIL paid us $200,000 for nonexclusive rights to distribute our products in certain foreign territories in exchange for our marketing support and a twenty percent commission from the gross sales generated by SIL. Under the terms of this agreement, we are to collect the revenue, if any, from our customers and then make the required payments to SIL. On May 1, 2003, the Company and SIL terminated this reseller agreement. However, under the terms of that termination agreement, certain of our payment obligations to SIL survive termination with regard to a limited number of prospective business candidates. The integration of certain third party products could trigger a payment obligation of 80,000 shares of our Common Stock to Mr. Roethler. We expect no revenue from SIL, unless SIL hires employees to sell our products. We do not know whether SIL intends to hire employees to sell our products.

We paid SIL $3,300 for moving expenses with regard to SIL’s development team visiting us from Israel in January of 2003. We also paid SIL $25,000 as a reseller payment for the Moneris Integration contract they secured pursuant to their re-seller agreement in May of 2003. We also paid SIL $90,000 pursuant to their contract dated December 20, 2003 for technical co-development work on a monthly payment of $15,000 starting in December of 2003 and ending in May of 2004.

In March 2004, SIL ceased further development of its technology and laid-off its employees. SIL is currently seeking opportunities to license or sell its technology. We continue to support this technology on behalf of SIL with the current integration agreement running into October 2006. The revenues derived from this agreement with SIL were recognized as income on a straight line basis over the life of the agreement. We recognized $0, $330,051 and $342,857 of revenue related to the aforementioned integration, co-development and reseller agreements during 2005, 2004 and 2003, respectively.

Additionally, during 2003, we provided $20,200 of consulting services to the Small Business Lending Institute (SBLI).Tamir Sagie, a former officer of Smart Online, was also an officer of SBLI, and our Chief Executive Officer is a minority shareholder of SBLI. At December 31, 2003, $20,200 was included in accounts receivable and subsequently collected in 2004. We paid $63,133 in 2003 and $158,384 in 2004 to SBLI, because SBLI paid our employees during the first quarter of 2004 while we were dealing with a tax matter with the Internal Revenue Service.

As of December 31, 2001, we owed an officer of Smart Online $40,731 related to loans he had made to Smart Online. During 2002, we borrowed an additional $77,980 from and repaid $108,316 to this same officer. During 2003, we borrowed an additional $340,776 from and repaid $264,692 to this officer. During the first nine months of 2004, we borrowed an additional $4,793 from and repaid the entire remaining outstanding balance of $91,273 to this officer. At December 31, 2003 and 2002, we owed $86,480 and $10,395, respectively, to this officer. Until October 2003, we did not pay any interest on these loans, thereafter the loans accrued interest at a rate of 15.0%. Additionally, during 2003, we lent a trust established by this officer $494,473, of which $455,792 was repaid in the same year. During the first nine months of 2004, we lent the trust an additional $142,860, and the trust repaid the entire balance owed, totaling $181,542. As of December 31, 2005, all borrowings from and loans to the officer and the trust were repaid in full. We recorded interest expense of $0, $4,649, and $2,007 during 2005, 2004, and 2003, respectively, related to these loans.

The following is a summary of related party revenues for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003

Smart II, Ltd. ("SIL"), formerly known as Smart Revenue Europe Ltd. - Integration fees	$-	$330,050	$342,857

Parson and Shearson, Inc. - Consulting Services	-	-	150,000

Small Business Lending Institute Consulting Services	-	-	20,200
Total Related Party Revenues	$-	$330,050	$513,057

The following is a summary of related party expenses for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003

Nen, Inc. - consulting fees included in sales and marketing expense related to strategic international sales and marketing services	$17,500	$70,000	$27,083

Nen, Inc. - consulting fees included in general and administrative expense related to assisting Smart Online with obtaining additional equity financing	-	62,000	-

Small Business Loan Institute - consulting fees included in general and administrative expense	-	30,000	-

Smart II, Ltd. - Moving expenses, reseller payment, and technical co-development work	-	75,000	43,300

Interest expense incurred on loans from officer	-	4,649	2,007
Total Related Party Expenses	$17,500	$241,649	$72,390

15.    EMPLOYEE BENEFIT PLANS

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Smart Online 401(k) Plan. The plan provides for contributions by Smart Online in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salary. Smart Online did not make any contributions to the plan during 2005, 2004, and 2003.

16.    CONTINGENCIES

Commitments and Contingencies

Smart Online is subject to claims and suits that arise from time to time in the ordinary course of business.

During April 2005 the Company reached a settlement with U.S. News & World Report and paid $50,000 to resolve all outstanding claims.

On November 10, 2005, Smart Online instituted a lawsuit in the General Court of Justice Superior Court Division in Wake County, North Carolina against X.C.L. Partners, Inc. (“XCL”) seeking a declaratory judgment determining that Smart Online did not enter into a contract with XCL and therefore has no contractual relationship with XCL. Smart Online filed such law suit in response to a letter dated November 3, 2005 from XCL’s attorneys alleging that the Company is in breach of a contract with XCL and demanding, at a minimum, $200,000 plus 121,667 shares of stock of Smart Online. Management has determined with the advice of legal counsel that the claim has no merit. On December 12, 2005, XCL filed a Motion to Dismiss our action alleging lack of personal jurisdiction, insufficiency of process and insufficiency of service of process. The hearing concerning XCL’s motion is scheduled for February 1, 2006. See Note 18 - Subsequent Events

Approximately three and a half years ago, Smart Online petitioned (as is required under French law) a court in France to allow Smart Online to liquidate Smart Online S.A., a French subsidiary of Smart Online. As a result, Smart Online paid $113,056.83 to Smart Online S.A. in settlement of all claims against Smart Online. Recently, Michael Nouri, the President and CEO of the Smart Online and the former President and CEO of Smart Online S.A., was sued personally as the legal representative of Smart Online S.A., which suit alleges that Smart Online S.A. suffered unspecified amounts of excess liabilities and seeks to hold Mr. Nouri personally responsible. The Liquidateur for Smart Online, S.A. has agreed to a proposal for settlement offered by Mr. Nouri in the amount of $15,000 Euros (approximately US $18,750 based on an exchange rate of US $1.27 per Euro). The parties are currently negotiating the terms of the settlement agreement. This agreement is subject to approval by the French court. On June 13, 2006, the commercial court validated the settlement agreement, but the court did not register the withdrawal of the claim by the Liquidateur. This matter was further continued until October 19, 2006.  There can be no assurance this agreement will result in a final settlement on these terms. The Board of Directors of Smart Online has authorized Smart Online to indemnify Mr. Nouri for the amount of any settlement and all legal costs and fees and other expenses associated with the defense of Mr. Nouri in relation to this matter, because Mr. Nouri was acting on behalf of Smart Online in the liquidation of its French subsidiary. See Note 18 - Subsequent Events

Smart Online did not pay its payroll taxes for the period of the fourth quarter of 2000 through the fourth quarter of 2003. In March 2004, Smart Online notified the Internal Revenue Service of its delinquent payroll tax filings and voluntarily paid the outstanding balance of its payroll taxes in the amount of $1,003,830 plus accrued interest of $122,655 to the Internal Revenue Service. The Internal Revenue Service notified Smart Online that it owed penalties plus accrued interest related to the above matter. At December 31, 2004, Smart Online had recorded a liability for accrued penalties and interest of $573,022. On February 18, 2005, the Internal Revenue Service agreed to accept Smart Online’s offer in compromise (Form 656) in settlement of all of Smart Online’s outstanding federal tax liabilities. Pursuant to the terms of the agreement, Smart Online, Inc. agreed to pay $26,100, surrender all credits and refunds for 2005 or earlier tax periods, and remain in compliance with all federal tax obligations for a term of five years. Smart Online paid $26,100 to the Internal Revenue Service on February 25, 2005, as required under the settlement terms. As a result of the settlement, Smart Online recorded a gain on legal settlement of approximately $547,000 during the first quarter of 2005.

As discussed in Note 1, in August 2005, Smart Online entered into a software assignment and development agreement with the developer of a customized accounting software application.  In connection with this agreement, Smart Online agreed to pay the developer up to $512,500 and issue up to $287,500 worth of Smart Online Common Stock based upon the developer attaining certain milestones.  As of December 31, 2005, Smart Online had paid $180,000 and issued $30,000 worth of Common Stock related to this obligation.

17.    ACQUISITIONS

Computility Acquisition

On October 4, 2005, Smart Online purchased substantially all of the assets of Computility, Inc. In consideration for the purchased assets, Smart Online issued the seller 484,213 shares of our Common Stock and assumed certain liabilities of Computility totaling approximately $1.9 million.  The shares were valued at $7.30 per share which was the median trading price on the acquisition date. The total purchase price, including liabilities assumed, was approximately $5.8 million including approximately $228k of acquisition fees. Of the total shares issued, 84,213 were delivered to Computility at the closing of the acquisition and 400,000 are being held in escrow to cover certain indemnification provisions of Computility. In addition, two key employees of Computility entered into employment agreements with Smart CRM, Inc., a wholly owned subsidiary of Smart Online, pursuant to which each can earn up to a total of $91,800 over and above their base compensation during the fifteen months ending December 31, 2006, if certain performance goals are achieved. Also as part of these employment agreements, we paid these two key employees $45,000 each in October of 2005 in exchange for their covenants not to compete. These two employees were each granted an option to purchase 75,000 shares of Smart Online’s common stock. Each of the options vest and become exercisable in six equal, quarterly increments of 12,500 shares upon the achievement of certain quarterly performance milestones.

A condensed balance sheet of Computility, Inc. on October 4, 2005 is presented below:

Assets:
Accounts Receivable, net	$6,894
Other Current Assets	10,742
P,P & E, net	388,128
Other Assets	246,228

TOTAL ASSETS	$651,992

Liabilities & Equity
Accounts Payable	$109,897
Subscriptions Payable	1,657,327
Note Payable	150,000
Other Liabilities	29,549
TOTAL LIABILITIES	1,946,773

Equity	(1,294,781)
TOTAL LIABILITIES AND EQUITY	$651,992

The book values shown above were determined to be the appropriate fair market values, so no adjustment was required to mark-to-market. Goodwill acquired as part of this acquisition was determined to be approximately $3.7 million based on an independent valuation performed in accordance with SFAS No. 141 - Business Combinations. Goodwill was determined as follows:

Consideration Paid (including acquisition costs and liabilities assumed)	$5,800,640
Tangible Assets Acquired	(651,992)
Identifiable Intangible Assets Acquired	(1,424,220)
Goodwill	$3,724,428

Historically, Computility derived substantially all of its revenue from software and hardware subscription agreements which typically have 3-year terms with substantial penalties for early termination. Until the date of the acquisition, Computility factored substantially all of its subscription agreements and received approximately 65% of the expected cash flow from the subscription period upfront and used the cash to fund on-going operations. As a result of the factor arrangements, Smart Online will be required to provide services to the customers, but will only receive approximately 35% of the corresponding customer payments to fund ongoing operations. The remaining 65% of the monthly customer payments will be used to offset approximately $1.7 million of the factor liabilities of Computility assumed by Smart Online. In addition, the shares issued as part of the purchase price held in escrow secure the customer payments used to offset this liability.  As a result of the factoring activity of Computility, the acquisition resulted in an approximate $116,000 increase in cash expenditures for Smart Online from the date of acquisition through December 31, 2005. Based on contracts signed as of December 31, 2005, Smart Online will have to provide approximately $50,000 of working capital per month to help fund operations during the first quarter of 2006 and this amount will decrease modestly throughout 2006.

The results of operations of Computility, Inc. are included in Smart Online’s consolidated Statements of Operations for the period October 4, 2005 through December 31, 2005.

iMart Incorporated Acquisition

On October 18, 2005, Smart Online completed its purchase of all of the capital stock of iMart Incorporated (“iMart”), a Michigan based company providing multi-channel electronic commerce systems, pursuant to a Stock Purchase Agreement, dated as of October 17, 2005 by and among Smart Online, iMart and the shareholders of iMart.

Smart Online issued to iMart’s stockholders 205,767 shares of our Common Stock and agreed to pay iMart’s stockholders approximately $3,462,000 in cash installments. This amount is payable in four equal payments of $432,866 on the first business day of each of January 2006, April 2006, July 2006 and October 2006. The remaining $1,731,465 is payable in January 2007. The shares were valued at $8.825 per share which was the median trading price on the acquisition date. The total purchase price for 100% of the outstanding iMart Incorporated shares was approximately $5.3 million including approximately $339k of acquisition fees.

A condensed balance sheet for iMart Incorporated on October 18, 2005 is presented below:

Assets
Cash	$32,035
Accounts Receivable	356,781
Prepaid Registration	77,038
Other Current Assets	8,882
Total Current Assets	474,736
P,P&E, net	64,099
Other Assets	25,000

TOTAL ASSETS	$563,835

Liabilities
Accounts Payable	$36,759
Deferred Revenue	533,447
Other Current Liabilities	1,641
Total Current Liabilities	571,847
Loan Payable	65,000

TOTAL LIABILITIES	$636,847

Equity	(73,012)
TOTAL LIABILITIES & EQUITY	$563,835

The book values shown above were determined to be the appropriate fair market values, so no adjustment was required to mark-to-market. Goodwill acquired as part of this acquisition was determined to be approximately $1.8 million based on an independent valuation performed in accordance with SFAS No. 141 - Business Combinations. Goodwill was determined as follows:

Consideration Paid (including acquisition costs and liabilities assumed)	$6,732,265
Tangible Assets Acquired	(563,835)
Identifiable Intangible Assets Acquired	(4,402,895)
Goodwill	$1,765,535

The cash flow we received from the business we purchased from iMart during the fourth quarter of 2005 was insufficient to cover the first installment payment we made to iMart’s shareholders and Smart Online had to fund part of this installment from its working capital. The remaining $1,731,465 is payable in January 2007. In addition, Smart Online is to pay $780,000 for non-competition agreements to key personnel of the acquired company in eight equal quarterly installments during the period beginning in January 2006 and ending October in 2007. The purchase price installment payments are secured by the net proceeds of customer contracts of iMart, which will limit our ability to use cash derived from iMart revenue in our business until installment payments are paid in full to iMart shareholders and employees. The former CEO of iMart has contractual rights to operate Smart Commerce, Inc. within agreed financial parameters. See “Note 15 of Notes to Financial Statements” for a summary of the iMart acquisition terms.

The results of operations of iMart Incorporated are included in Smart Online’s consolidated Statements of Operations for the period October 18, 2005 through December 31, 2005.

Intangible assets were a significant part of the assets acquired through both acquisitions detailed above. See Note 6 to the consolidated financial statements for a detail of these assets acquired.

Pro Forma Results of Operations (Unaudited)

The following pro forma results of operations show the results of operations had the business combinations been completed at the beginning of each of the periods presented below:

For the Year Ended December 31, 2004

	Smart CRM	Smart Commerce	Smart Online	Pro forma Unaudited
Revenue	$ 1,986,522	$ 3,380,609	$ 1,002,970	$6,370,101
Net Income / (Loss) (a)	445,494	1,423,691	(2,671,929)	(802,744)
Net Income / (Loss) Attributable To Common Stockholders	445,494	1,423,691	(8,319,049)	(6,449,864)

EPS				$ (.59)

For the Year Ended December 31, 2005

	Smart CRM	Smart Commerce	Smart Online	Pro forma Unaudited
Revenue	$ 2,018,379	$ 3,706,738	$ 1,353,107	$ 7,078,224
Net Income / (Loss) (a)	(28,026)	1,487,279	(15,919,694)	(14,460,441)
Net Income / (Loss) Attributable To Common Stockholders	(28,026)	1,487,279	(15,919,694)	(14,460,441)

EPS				$ (1.07)

18.    SUBSEQUENT EVENTS

Legal Matters

In March of 2006, a settlement agreement was signed with X.C.L. Partners, Inc. which required Smart Online to make an immaterial cash payment (<$10,000) in full settlement. Such amount was paid and the case is now fully resolved.

In March 2006, Smart Online, S.A. and Michael Nouri agreed to the terms of a settlement agreement offered by Mr. Nouri in the amount of $15,000 Euros (approximately US $18,750 based on an exchange rate of US $1.27 per Euro). The agreement is subject to final approval by the French court. There can be no assurance this agreement will result in a final settlement on these terms. The French court is scheduled to render a decision in May 2006. There can be no assurance this agreement will result in a final settlement on these terms. The Board of Directors of Smart Online has authorized Smart Online to indemnify Mr. Nouri for the amount of any settlement and all legal costs and fees and other expenses associated with the defense of Mr. Nouri in relation to this matter, because Mr. Nouri was acting on behalf of Smart Online in the liquidation of its French subsidiary.

On January 17, 2006, the Securities and Exchange Commission (the “SEC”) temporarily suspended the trading of the securities of the Company. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for our stock.  By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result of the SEC’s suspension, NASDAQ withdrew its acceptance of our application to have our common stock traded on the NASDAQ Capital Market Simultaneously with the suspension, the SEC advised us that it is conducting a non-public investigation. While we continue to cooperate with the SEC, we are unable to predict at this time whether the SEC will take any adverse action against us. See Item 3 of this report and Risk Factors (43) and (50) for additional information regarding the SEC action..

In March 2006, Smart Online’s Board of Directors authorized its Audit Committee to conduct an internal investigation of matters relating to the SEC suspension and investigation. The Audit Committee retained independent outside legal counsel to assist in conducting the investigation. On July 7, 2006, the independent outside legal counsel shared final findings with the Audit Committee, which were then shared with the full Board of Directors. The Audit Committee did not conclude that any of Smart Online’s officers or directors have engaged in fraudulent or criminal activity. However, it did conclude that Smart Online lacked an adequate control environment, and has taken action to address certain conduct of management that was revealed as a result of the investigation. A discussion of the significant deficiencies that were identified by the Audit Committee and related remediation efforts can be found in Item 9A of this report.

On March 30, 2006, Smart Online sold 400,000 shares of its common stock to Atlas Capital, S.A., an existing stockholder, for a price of $2.50 per share resulting in gross proceeds of $1,000,000. Smart Online incurred immaterial issuance costs related to this stock sale. As part of this sale, Atlas received contractual rights to purchase shares at a lower price should Smart Online enter into a private placement agreement in the future in which Smart Online sells shares of its common stock for less than $2.50 per share. In connection with this financing, Berkley Financial Services, Ltd. may claim that it is entitled to a fee of $100,000 under an investment banking letter agreement dated February 23, 2005.

During the first half of 2006, our wholly owned subsidiary, Smart CRM, Inc., assigned a 70% interest in twenty (20) separate service contracts, and assigned a 50% interest in one (1) service contract, with total payables from customers over the lives of the contracts of approximately $1,140,000 to a factor in exchange for approximately $668,000. As a result of this arrangement, Smart CRM will record a debt payable to the factor in the amount of approximately $727,000, which will become due in monthly installments over a period of 36 months.

On May 31, 2006, Smart Online, Inc. and General Investments Capital, Ltd. (“GIC”) entered into a Settlement Agreement which settled certain unresolved matters arising out of a Consulting Agreement, dated October 26, 2005. Under the terms of the Consulting Agreement, Smart Online agreed to pay GIC a cash fee of $250,000 and issue 625,000 shares of Smart Online common stock for the performance of investor relations services. Smart Online paid the entire cash fee and caused the shares to be issued, but did not deliver any of the 625,000 shares to GIC. Pursuant to the Settlement Agreement, GIC released any and all claims to the 625,000 shares of common stock that Smart Online did not deliver, and released Smart Online from any obligation to make any additional payments under the Consulting Agreement. Smart Online agreed GIC can retain all of the $250,000 cash fee previously paid under the Consulting Agreement, and released GIC from any obligation to provide services pursuant to the terms of the Consulting Agreement.

On June 29, 2006, Smart Online sold 400,000 shares of its common stock to an existing investor for a price of $2.50 per share resulting in gross proceeds of $1,000,000. Smart Online incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

On July 6, 2006, Smart Online sold 100,000 shares of its common stock to an existing investor for a price of $2.50 per share resulting in gross proceeds of $250,000.  Smart Online incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

19.    Summary of Operations by Quarters (Unaudited)
	2005				2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr		4th Qtr
Revenues	$253,238	$406,116	$344,692	$1,697,930	$249,728	$235,845	$237,545		$279,852
Gross Profit	$221,511	$384,205	$318,892	$1,376,546	$192,709	$192,437	$178,722		$227,486
Loss from Operations	$(847,484)	$(874,306)	$(2,188,462)	$(12,156,577)	$(519,325)	$(707,688)	$(1,075,619)	(1)	$(499,303)	(2)
Net Loss Attributable to Common Stockholders	$(294,145)	$(860,819)	$(2,180,856)	$(12,254,789)	$(6,040,464)	$(692,786)	$(1,289,108)		$(296,691)
Net Loss Per Share-
Basic and Diluted	(0.02)	(0.07)	(0.17)	(0.84)	(0.83)	(0.06)	(0.12)		(0.03)
Number of Shares Used in Per Share Calculation	11,829,610	12,387,333	12,832,365	14,667,137	7,321,707	10,722,507	11,089,101		11,630,471

(1) Includes $350,000 of expense related to the issuance of shares of Common Stock to a company that received warrants for services rendered.
(2) Includes $1,009,960 of stock based compensation expense related to options and warrants issued to employees and consultants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In November 2005, the Audit Committee of our Board of Directors approved a change in its independent registered public accountant to audit its financial statements. The Audit Committee dismissed BDO Seidman, LLP (“BDO”) effective November 15, 2005.  The Audit Committee appointed Goldstein Golub Kessler LLP (“GGK”) to serve as our independent registered public accountants, effective November 15, 2005. GGK replaced BDO. There were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K) with BDO at any time during the year ended December 31, 2003 and December 31, 2004 and the period January 1, 2005 through November 15, 2005 regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that if not resolved to the satisfaction of BDO would have caused it to make reference to such disagreements in its reports. In addition, during the same periods, no “reportable events” (as such term is defined in Item 304(a)(1)(v)(A) through (D) of Regulation S-K and its related instructions) arose in the context of our relationship with BDO.

In March 2006, the Audit Committee of our Board of Directors approved a change in its independent registered public accountant to audit its financial statements. GGK resigned as the Company's independent accountant, effective March 16, 2006. GGK notified us on March 17, 2006. Due to the short duration of GGK's retention as our outside accounting firm, GGK never provided a report on our financial statements. From the time GGK was engaged as our independent auditors on November 15, 2005 to the date of the termination of that relationship on March 16, 2006, there were no "disagreements" (as that term is defined in Item 304(a)(1)(iv) of Regulation SK) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused GGK to make reference to the subject matter in connection with its report, and there have been no "reportable events" (as that term is used in Item 304(a)(1)(v) of Regulation SK).

On April 3, 2006, the Audit Committee of our Board of Directors engaged Sherb & Co., LLP ("Sherb") as our new independent registered public accountant to be the principal independent accountant to audit its financial statements.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and new Chief Financial Officer, who joined us in March 2006, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, and in particular the final findings of our Audit Committee’s investigation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were not effective as of December 31, 2005 because of the significant deficiencies described below under “Changes in Internal Control Over Financial Reporting,” which we are in the process of remediating.

Changes to Internal Control over Financial Reporting

Except for the changes in our internal control over financial reporting stated below, some of which were implemented after December 31, 2005, there have been no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In October 2005, we acquired two other companies. Prior to these acquisitions, we were a single reporting entity for accounting purposes and were not required to consolidate the financial results of any other entities. In connection with these acquisitions, we instituted additional internal controls required to facilitate the reporting of consolidated results to include the financial results of these two new entities. We have not yet fully integrated these companies into our pre-existing operations and expect to institute additional internal controls related to such integration.

In November 2005, we restated our financial statements for the quarter ended June 30, 2005. In reviewing the reasons for this restatement, we concluded that an error in interpreting accounting rules was the cause for this restatement. Our failure to have a sufficient complement of financial personnel to interact with external accounting consultants and with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financing reporting requirements contributed to the reasons for this restatement. To remediate this deficiency, as well as to facilitate the transition of some outsourced accounting services to our internal accounting department, in March 2006, we hired a new Chief Financial Officer with experience auditing public companies as a certified public accountant, and we retained our former Chief Financial Officer as Controller. We believe the addition of our new Chief Financial Officer has improved and broadened our internal accounting department. However, we continue to interact with our former external consultants as they retain significant knowledge of our history and past transactions. Our Audit Committee currently is comprised of one independent director, who is not an audit committee financial expert, and we are continuing to search for independent directors with financial expertise to augment the Audit Committee.

We also have begun to implement controls in response to the final findings of our Audit Committee’s investigation. The Audit Committee concluded that: (i) our Chief Executive Officer should have disclosed and sought approval from the Board of Directors before entering into certain transactions and arrangements, including personal loans; (ii) there was inadequate diligence by management and the Board of Directors regarding third parties with which we contracted, including outside investor relations vendors, some of which were registered brokers; (iii) management and our directors lacked sufficient knowledge regarding rules and regulations with respect to dealings between registered brokers and public companies, (iv) we lack clear policies regarding the limits on the Chief Executive Officer’s authority to enter into business transactions and agreements without Board approval; (v) there has been inadequate legal and accounting review of material contracts; (vi) there has been inadequate training and understanding of SEC disclosure requirements; (vii) there was an unintentional violation of our Securities Trading Policy by one of our directors as previously reported in our public filings; (viii) we have inadequate processes for determination of independence of Board members; and (ix) there has been a failure to communicate and stress the importance of controls and procedures throughout our organization. The Audit Committee investigation concluded that these deficiencies primarily resulted from our transition from a private company to a publicly reporting company and insufficient preparation for, focus on, and experience with compliance requirements for a publicly reporting company.

As one of the results of these findings, Mr. Jeffrey LeRose was appointed to the position of non-executive Chairman of the Board of Directors to separate the leadership of the Board of Directors from the management of the Company, which is a recommended best practice for solid corporate governance. Mr. Nouri has stepped down as Chairman of the Board of Directors, but will continue to serve as our president, chief executive officer and as a member of the Board of Directors. The Audit Committee also has been critical of Mr. Nouri in that he failed to set and follow proper corporate governance and compliance requirements as Smart Online moved from being a private company to being a public company; required Mr. Nouri to repay all amounts outstanding to Berkley Financial Services by December 31, 2006 (for a description of Mr. Nouri’s loan arrangement with Berkley see Item 13 of this report); required that the Chief Financial Officer, at a minimum, be involved in all communications with investment professionals, including analysts, brokers and potential institutional investors; and provided the Chief Financial Officer with direct reporting responsibility to the Audit Committee with respect to any such communications. In addition, the Audit Committee has required significant strengthening to our system of disclosure controls and procedures to ensure that all material facts and developments relating to our business and operations are timely and accurately disclosed.

We have begun the process of reviewing and implementing enhancements to these controls, including:

•	Commencing a search for independent directors with public company experience to join the Board of Directors.
•
Joining the National Association of Corporate Directors (“NACD”) and requiring corporate governance director training through the NACD and/or other appropriate professional advisors, including but not limited to mandatory, individualized management coaching and education for our Chief Executive Officer. This will include training that results in NACD certification of each Director as a NACD certified public company director, and annual education to maintain such certification.

•	Implementing mandatory, periodic educational training for management and directors by outside legal counsel and other appropriate professional advisors regarding:
o	SEC and Nasdaq disclosure and corporate governance requirements;
o	Our Conflicts of Interest Policy;
o	Our Securities Trading Policy; and
o	Our Code of Ethics and Corporate Conduct Policy.
•	Reviewing, revising and clarifying our Securities Trading Policy.
•
Adopting a written policy setting forth limits on the Chief Executive Officer’s authority to engage in certain business transactions and agreements without prior Board approval, including clear guidelines on actions requiring Board approval.

•	Requiring our legal department or outside legal counsel to review and approve all material agreements prior to execution.
•	Requiring that all material agreements be reviewed by our Chief Financial Officer prior to execution, including an analysis of proper accounting for revenue or expense recognition where applicable.
•	Requiring written confirmation of compliance with our Code of Ethics and Conflicts of Interest Policy on a quarterly basis from all members of management and the Board of Directors.
•
Sending quarterly reminders to all employees regarding the location of Code of Ethics and Conflicts of Interest Policy and our complaint and investigation procedures for accounting, internal control, fraud or auditing matters.

•	Creating checklists of standard closing, cash receipt/disbursement and disclosure procedures for material transactions, including entry into material agreements, private placements and acquisitions.
•
Creating a diligence checklist to be used when entering into any arrangements, agreements or other transactions with third parties, designed to ensure that we are dealing with reputable and established third parties.

•
Retaining a law firm that has particular depth and expertise in corporate governance and securities matters to augment our legal department, which is currently without a General Counsel. We are considering whether and when to initiate a search for a General Counsel.

•
Creating the position of Chief Compliance Officer with primary responsibility to administer and set compliance policy, monitor and assess control deficiency identification and remediation and report to the Audit Committee on matters concerning legal, corporate governance and ethical compliance. We are currently evaluating whether the responsibilities and duties of this position can be fulfilled by a current member of management or whether it is necessary to seek a qualified outside candidate.

•	Conducting a review of our annual directors’ and officers’ questionnaire and using the questionnaire in evaluating the independence of any potential board candidates.

ITEM 9B.  OTHER INFORMATION

There is no information required to be disclosed on a current report on Form 8-K during the fourth quarter of 2005 that was not disclosed on a current report on Form 8-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The names of our directors and executive officers as of December 31, 2005 are listed below. None of the officers and directors of Smart Online named below currently serve on the Board of Directors of any other public reporting company. Our executive officers are appointed by our board of directors to hold office until their successors are appointed the terms of all directors expire at the next annual meeting of stockholders and upon election of their successors. The terms of all officers expire upon the next annual meeting of the Board of Directors and upon the election of the successors to such officers.

Name	Age	Position
Dennis Michael Nouri (1)(2)	52	President, Chief Executive Officer, and Director
Henry Nouri (2)	50	Executive Vice President
Thomas Furr	39	Chief Operating Officer, Director
Anil Kamath	39	Chief Technology Officer
Joan Keston (4)	52	General Counsel and Secretary
Scott Whitaker (3)	36	Chief Financial Officer and Principal Accounting Officer
Gary Mahieu	38	Chief Operating Officer and Vice President of Smart Commerce, Inc., a wholly owned subsidiary
David S. Y. Sarna (5)	56	Director
Jeff LeRose	62	Director
Frank Coll (6)	47	Director

(1)	Michael Nouri’s full name is Dennis Michael Nouri.
(2)	Dennis Michael Nouri and Henry Nouri are brothers.
(3)
Mr. Whitaker was appointed as the Chief Financial officer on an interim basis on February 24, 2005. On March 21, 2006, Nicholas Sinigaglia was appointed by the Board of Directors to be the Chief Financial Officer of the Company, and his functions include acting as the chief accounting officer of the Company. Mr. Whitaker continues to serve as the controller of the Company, but not as an executive officer.

(4)	Effective June 1, 2006, Joan Keston is no longer an employee of the Company.
(5)	Effective June 23, 2006, David Sarna resigned as a director.
(6)	Effective March 5, 2006, Frank Coll resigned as a director.

Michael Nouri, President and Chief Executive Officer, Chairman of the Board and Director. Michael Nouri’s full name is Dennis Michael Nouri. Mr. Nouri co-founded Smart Online in 1993 to develop and market business productivity software to provide small businesses with cost-effective tools that address critical business issues and enhance their competitive positioning. He has been our President, Chief Executive Officer, Chairman of the Board and a Director since it was started. Mr. Nouri stepped down as Chairman of the Board of Directors on July 7, 2006.  Prior to founding Smart Online, Mr. Nouri was founder and CEO of the Nouri Group of Companies from 1980 to 1991. The Nouri Group of Companies acquired a number of government-owned manufacturers in Europe and privatized them. The Nouri Group was a multi-national conglomerate with diversified activities in real estate development, investment, construction, motor yacht manufacturing, high-end home design and architecture, marketing and publishing and stock trading. More than half of the company’s business was derived from real estate development and investment and joint ventures. Another third of the company’s business was derived from construction and motor yacht manufacturing.

Henry Nouri, Executive Vice President. Mr. Nouri co-founded Smart Online in 1993 and has been our Vice President since that time. Currently, he manages our research and development teams. He is responsible for development of the company’s CD-ROM and Internet-hosted applications, for creating the extensive research and information management systems required to control the flow of vital validated business data and the effective delivery of that information to the business user.

Thomas Furr, Chief Operating Officer. Mr. Furr is responsible for developing and implementing strategies to leverage existing direct and indirect distribution channels, and our operational and sales areas. He joined as our Vice President, Sales and becameour Chief Operating Officer in November 2005. In 2002 he also became a Director. He was a co-founder and president of Kinetics, Inc., one of the first online commerce providers for the small business industry, from 1994 until 1995. We purchased Kinetics in 1995. After founding Kinetics, Mr. Furr was with the Plurimus Corporation from 1999 until 2001, where he managed Plurimus’ southeast direct sales efforts. Previously, from 1996 until 1999 he managed East Coast direct sales and channel efforts in Canada and South Africa for Information Retrieval Corporation (IRC), a leading multi-national back-end CRM/help desk company. Mr. Furr holds a bachelor’s degree in finance from East Carolina University.

Anil Kamath, Chief Technology Officer. Mr. Kamath joined us as Director of Database Implementation in July 1999 and became Vice President, Technology in 2000 In November 2005, he became our Chief Technology. Mr. Kamath is responsible for the architecture of our web-native (SaaS) platform; supervises the development team, and provides architectural design direction for new software and hardware implementations. Before joining us he was the senior database architect for A4 Health Systems from 1998 to 1999 and senior software architect and technical manager of BSG Imonics) from 1991 until 1997. He holds a master’s degree in computer and information sciences from the University of Florida.

Joan A. Keston, General Counsel and Secretary. Ms. Keston joined us in June 2005 as General Counsel. She was elected as our Secretary and an Officer in July 2005. Effective June 1, 2006, Ms. Keston was no longer an employee of the Company. She was responsible for negotiating partnerships and acquisitions strategic to the on-going development our applications for small-to-medium size businesses (SMBs), as well as handling our the legal affairs in general. Before joining Smart Online, Ms. Keston served as legal counsel to Visage Solutions, LLC beginning in January 2004 and became Vice President, Business Development, General Counsel and Corporate Secretary of the firm in January 2005 until June 2005. From September to December 2004 she provided services to the World Trade Center in North Carolina as Director of Business Development. Prior to that, she acted as a Consultant to Pajet, Inc. from 1997 to 2003, representing companies and consulting in international business development; was the President and one of the Directors of the Three Faiths Forum, a not-for-profit she helped organize in the aftermath of 9/11; served as Of Counsel to Santos & Company from 2001 to 2002 and Special Counsel to Duane, Morris & Heckscher, LLP / Sacher, Zelman, Stanton, Paul, Beiley & Van Sant, P.A. from 1999 to 2000. Ms. Keston holds a B.A. in economics and biology from Bucknell University, a J.D. from Villanova University School of Law and a LL.M. in International Law from the University of Miami School of Law.

Scott Whitaker, Former Principal Financial Officer and Principal Accounting Officer. Mr. Whitaker, 35 years old, has been responsible for supporting the efforts of other officers of Smart Online with respect to internal controls and our other internal accounting functions. He joined us in 1998 as accounting manager, was promoted to Controller in 2002 and was appointed Principal Financial Officer and Principal Accounting Officer in February 2005. He was replaced by Nicholas Sinigaglia as Chief Financial Officer and Principal Accounting Officer in March of 2006.

Nicholas A. Sinigaglia, Chief Financial Officer and Principal Accounting Officer. Mr. Sinigaglia, 36 years old, joined us in February 2006. From August 2005 to February 2006, he acted as an independent business consultant providing accounting and business consulting services as well as interim-CFO services to New York clients. From February 2004 to June 2005, Mr. Sinigaglia served as the Center Manager of MedQuest Associates, a leading provider of diagnostic imaging services. From 1997 to February 2004, Mr. Sinigaglia was the Vice President and Managing Partner of Ray-X Medical Management Services, Inc., an organization offering management services to various medical specialties. Mr. Sinigaglia was an Audit Senior Supervisor with Arthur Andersen LLP from 1991 to 1997 and is a Certified Public Accountant.

Gary Mahieu, Chief Operating Officer and Vice President of Smart Commerce, Inc., a wholly owned subsidiary. Mr. Mahieu is responsible for the operations of our wholly-owned subsidiary, Smart Commerce, Inc., serving as its Chief Operating Officer and Vice-President since we acquired iMart Incorporated in October of 2005. Mr. Mahieu founded and served as President and Chief Operating Officer of iMart Incorporated from December 1999 until October 2005. Prior to founding iMart, Mr. Mahieu served as a technical manager for Quixtar, Inc. from April 1998 until December 1999. Mr. Mahieu received his bachelor’s degree in electrical engineering from Western Michigan University, and in 2006 he finished the Owners Presidents Management program at Harvard Business School. Mr. Mahieu is also the co-inventor on two e-Commerce patents.

David E. Y. Sarna, Director. Mr. Sarna became a Director of Smart Online during April 2005, and resigned from that position and from all Committees of the Board of Directors on June 23, 2006. Since August, 2002, Mr. Sarna has worked through Hendon, Stamford Hill & Co., and Securities Acquisition New York, LLC (“SANY”), as a merchant banker. Mr. Sarna founded ObjectSoft Corporation, a developer and operator of kiosks in 1990. He was the Chairman and a director of ObjectSoft Corporation from

December 1990 to April 2001. ObjectSoft Corporation filed for bankruptcy protection in July 2001, after Mr. Sarna had left ObjectSoft. The right to the authorized but unissued stock of ObjectSoft was later acquired by SANY from the bankruptcy court through a bidding process. Earlier, Mr. Sarna also founded Image Business Systems Corporation (IBS) in 1988, a software company specializing in document image. Prior to founding IBS, Mr. Sarna was Executive Vice President and a co-founder of International Systems Services Corporation, a consulting and software company and, prior to that, he was employed by Price Waterhouse & Co., IBM and Honeywell.

Jeffrey W. LeRose, Director. Mr. LeRose became a Director of Smart Online during September 2005, and was appointed Chairman of the Board on July 7, 2006. Mr. LeRose is the CEO and President of Research Triangle Software, an information technology company that he founded in 2001. Mr. LeRose was the Chairman of the Board of Directors of the business-to-business online e-commerce firm, Internet Commerce Corporation (Nasdaq: ICCA) from March 2001 until September 2001. He became Chairman of ICCA after selling Research Triangle Commerce, Inc. (“RTCI”) to ICC in November 2000. Mr. LeRose was the founder and President of RTCI from September 1991 until November 2000. He currently sits on the Board of Advisors for the Love School of Business at Elon University and is a founding Board Member for the Research Triangle Chapter of the National Association of Corporate Directors. Mr. LeRose also is on the Board of Advisors for Southern Capitol Ventures, where he provides advice on the investments in emerging technology companies in the Triangle. Mr. LeRose received his BA from New Jersey City University.

Frank Coll, Director. Mr. Coll became a during April 2005 and resigned from this position effective March 5, 2006. Mr. Coll has been with AmSurg Corporation, which develops, acquires and manages single specialty ambulatory surgery centers in partnership with surgical and other group physician practices since February 2005 as Senior Vice President, Operations. From November 2001 until joining AmSurge, Mr. Coll served as President and Principal of The Bottom Line Solution, a private management consulting company. From November 1999 until October 2001, he served as Senior Vice President, Operations for WebMD/Envoy Corporation, which primarily provides electronic transaction processing services to the healthcare industry.

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

Michael Nouri and Henry Nouri were officers and directors of two companies in Italy which were ordered into bankruptcy by Italian courts in 1993. Under Italian laws, Michael Nouri and Henry Nouri cannot serve as an officer or director of any Italian company, because of these bankruptcies. David E. Y. Sarna was President and a Director of Object Soft Corporation until April 2001. ObjectSoft Corporation filed for bankruptcy protection in July 2001, after Mr. Sarna had left ObjectSoft, and its assets were later acquired by SANY, which Mr. Sarna owns.

Board of Directors.

Currently, one of our three Directors is “independent” as defined by SEC, stock exchange and NASDAQ rules regarding board members, committees and other corporate governance standards. During July 2005, our Board of Directors approved charters for three new Board committees: (1) Audit, (2) Compensation and (3) Corporate Governance and Nominating, and we adopted an Insider Trading Policy. Copies of these charters and policies are available on our website at www.smartonline.com.

During 2005, one of our independent directors purchased shares of our common stock on the open market in the following amounts on the following dates: (1) a total of 900 shares at $8.50 on August 12, 2005; (2) 1,000 shares at $8.55 on August 12, 2005, and (3) 2,200 shares at $8.55 on August 15, 2005. These purchases were in violation of ourpany’s Insider Trading Policy, and after discussion, our Board of Directors accepted this policy breach as an error, and not as any intention of violating the policy or SEC laws.

Our Corporate Governance and Nominating Committee identifies and recommends candidates to become members of our Board of Directors. To date, the Nominating Committee has not adopted any formal procedures for soliciting or evaluating nominees who are recommended by our stockholders.

Number of Directors. Our Board of Directors currently consists of three persons. Our bylaws provide that the whole Board of Directors may consist of that number of directors as determined by the Board of Directors from time to time. We are currently conducting a search for additional independent directors to join our Board.

Term of Office. Our Directors are currently elected to hold office until the next annual meeting of our stockholders and until their respective successors have been elected and qualified, but our bylaws provide that when the number of directors increases to six or more members our directors will have staggered terms of three years so that each year the terms of approximately one third of the entire Board of Directors will expire. We have not held a meeting of our stockholders since we became a public company in February 2005.

Independent Directors. One of our three Directors is “independent,” as defined in Securities and Exchange Commission and NASDAQ rules.

Committees. During July 2005, our Board of Directors approved charters for three new Board committees: (1) Audit, (2) Compensation, (3) and Corporate Governance and Nominating, and we adopted an Insider Trading Policy. Copies of these charters and policies are available on our website at www.smartonline.com.

The members and chairman of each committee of our Board of Directors is set forth below:

Name	Audit Committee	Compensation Committee	Corporate Governance Nominating Committee
Michael Nouri
Thomas Furr
Jeff LeRose	Chair	Chair	Chair

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

During 2005, the following loans were made by certain investors, consultants and/or stockholders to our Chief Executive Officer: (i) $809,736.49 was borrowed from Leon Sokolic, one of our stockholders, (ii) $77,971.20 was borrowed from Atlas Capital, one of our stockholders, (iii) $80,000 was borrowed from Pete Coker, a principal of Tryon Capital, which provided financial consulting services to us and received a warrant and cash fees, and (iv)$296,589 was borrowed from Berkley, which received compensation for services rendered to us for investment banking and investor relations services as described above under “Agreements with Berkley Financial Services,” including during the period in which Berkley was making loans to the Chief Executive Officer. Our Chief Executive Officer has agreed with the Audit Committee that he will repay the loans from Berkley by December 31, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our Executive Officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act which require them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon our review of the Section 16(a) reports in our records for 2005 fiscal year transactions in the common stock and their common stock holdings, we believe that, except as noted below, all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and greater than 10% beneficial owners.

Atlas Capital, SA was delinquent in the filing of a Form 3 relating to the purchase of shares of our Common Stock from October 17 through 21, 2005. The Form 3 for those purchases was not filed until October 27, 2005.

Frank Coll, a former Director, was delinquent in the filing of a Form 3 relating to the grant of an option to purchase shares of our Common Stock on April 18, 2005 in connection with his election to our Board of Directors. The Form 3 for this option grant was not filed until August 1, 2005.

David E.Y. Sarna, a Former Director, was delinquent in the filing of a Form 3 relating to the purchase of shares on August 12 and 15, 2005, and grant of an option to purchase shares of our Common Stock on April 18, 2005, and a Form 4 relating to the grant of options to purchase shares of our Common Stock on July 22, 2005. Both of these forms were filed on August 12, 2005.

Gary Mahieu, the Chief Operating Officer and Vice President of Smart Commerce, Inc., our wholly owned subsidiary, was delinquent in filing of a Form 3 relating to his appointment to that position and the receipt of shares of our Common Stock on October 18, 2005 in connection with the Company’s acquisition of iMart Incorporated. The Form 3 for this issuance of Common Stock was filed on February 14, 2006.

User Advisory Board

We organized a User Advisory Board, consisting of up to 10 professionals representing expertise in a broad range of business areas to assist our marketing and sales executives with ongoing product development planning, pricing, partnerships, new product development and other issues, including customer acquisition and retention. User Advisory Board members provide advice to our management, but do not have any power to make decisions. User Advisory Board members also do not have the same duties and liabilities as members of Board of Directors have. Each of our User Advisory Board members has been granted nonqualified options to purchase 10,000 shares of Common Stock at an exercise price of $3.50 per share, which options vest in equal increments of 1,250 per meeting attended, provided the member remains on the Advisory Board for at least one year. At present, members of the User Advisory Board include Mark Self, Rick Bernhardt, Brian Kinahan, and William Eldridge. The last meeting of our User Advisory Board was held in June of 2005.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and those persons other than the Chief Executive Officer, who in calendar year 2005 were our four highest-paid executive officers, for all services rendered in all capacities to us for the calendar years listed below.

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION	YEAR	ANNUAL COMPENSATION			LONG-TERM COMPENSATION
					AWARDS	ALL OTHER COMPENSATION
		SALARY	BONUS	OTHER ANNUAL COMPEN- SATION	SECURITIES UNDERLYING OPTIONS (#)

Dennis Michael Nouri (1) , President and CEO	2005	$170,000	$0	$0	100,000	$0
	2004	$170,000	$0	$0	0	$14,616.70
	2003	$150,000	$0	$0	250,000	$14,684.00

Henry Nouri (2) , Executive Vice President	2005	$150,000	$0	$0	100,000	$0
	2004	$150,000	$0	$0	0	$9,303.00
	2003	$150,000	$0	$0	250,000	$9,636.00

Ronna Loprete (4), Secretary	2005	$120,000	$46,152	$0	0	$0
	2004	$120,000	$0	$0	75,000	$0
	2003	$120,000	$0	$0	0	$0

Anil Kamath, Chief Technology Officer	2005	$125,000	$85,000	$0	50,000	$0
	2004	$125,000	$0	$0	75,000	$0
	2003	$100,000	$0	$0	None	$0

Tom Furr (3), COO	2005	$136,800	$0	$0	50,000	$0
	2004	$120,000	$0	$0	75,000	$0
	2003	$120,000	$0	$0	0

(1)
The amounts of salary in the table above reflect amounts that accrued under an employment agreement.  Because Dennis Michael Nouri agreed to allow us to defer part of his accrued compensation he received only the following amounts of salary: $113,750 in 2004 and $35,000 in 2003. These deferred amounts, plus $55,950 interest, were paid in March 2005. Refer to “Item 13. CERTAIN RELATIONSHIPS AND INTERESTED TRANSACTIONS” for a description of salary deferrals.  “Other Compensation” consists of payments for health insurance for family members of Mr. Nouri. Until December 2005, the wife of Mr. Nouri was also an employee of the Company. She received the following compensation: $120,000 per year in salary for each of 2003, 2004 and 2005 (including amounts of deferred salary that accrued under an employment agreement and was paid with $13,936 in interest in 2005); and 75,000 options in 2004. Ms. Loprete also received a bonus of $46,152 for her service to the Company upon her departure.

(2)
The amounts of salary in the table above reflect amounts that accrued under an employment agreement.  Because Henry Nouri agreed to allow us to defer part of his accrued compensation he received only the following amounts of salary: $102,083 in 2004 and  $35,000 in 2003. These deferred amounts, plus $59,582 interest, were paid in March 2005. Refer to “Item 13. CERTAIN RELATIONSHIPS AND INTERESTED TRANSACTIONS” for a description of salary deferrals. “Other Compensation” consists of payments for health insurance for family members of Mr. Nouri.

(3)
The amounts of salary in the table above reflect amounts that accrued under an employment agreement.  Because Tom Furr agreed to allow us to defer part of his accrued compensation he received only the following amounts of salary: $68,305 in 2004 and  $63,998 in 2003. These deferred amounts, plus $18,073 interest, were paid in March 2005. Refer to “ITEM 13. CERTAIN RELATIONSHIPS AND INTERESTED TRANSACTIONS” for a description of salary deferrals.

(4)
Ronna Loprete agreed to allow us to defer part of her accrued compensation she received only the following amounts of salary: $107,500 in 2004, and $90,000 in 2003. These deferred amounts, plus $13,936 interest, were paid in March 2005. Refer to “Item 13. CERTAIN RELATIONSHIPS AND INTERESTED TRANSACTIONS” for a description of salary deferrals. Ms. Loprete is the wife of our Chief Executive Officer, Michael Nouri. She resigned as Secretary effective July 22, 2005, and as Vice President and Director effective September 13, 2005, and was no longer an employee of ours effective December 31, 2005. She received a bonus of $46,152 for her service to the Company upon her departure.

Option Grants During 2005

The following options to purchase shares of our Common Stock were granted to executive officers during the year ended December 31, 2005:

					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term
Named Executive Officer	Number of Securities Underlying Options Granted	% of Total Options Granted To Employees in Fiscal Year	Exercise Price	Expiration Date (1)	5%(2)	10%(2)
Michael Nouri	100,000	10%	$8.61	07/22/15	$541,478	$1,372,212
Henry Nouri	100,000	10%	$8.61	07/22/15	$541,478	$1,372,212
Thomas Furr	50,000	5%	$8.61	07/22/15	$270,739	$686,106
Anil Kamath	50,000	5%	$8.61	07/22/15	$270,739	$686,106

(1)
The options listed were granted under our 2004 Equity Compensation Plan. Each option expires on the earlier of the expiration date shown or 90 days after termination of the recipient’s employment, except in cases of death or disability. The option may be exercised to purchase vested shares only. Upon termination of employment, the option is forfeited with respect to any shares not then vested, except in cases of death or disability. In the event of a change in control, as defined in the option agreements, the option becomes fully vested and exercisable.

(2)
In accordance with SEC rules, these columns show gains that could accrue for the respective options, assuming that the market price of our common stock appreciates from the date of grant over the maximum life of the option at an annualized rate of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executives from these options will be zero. Rules of the SEC permit us to use 5% and 10% in this table.  There can be no assurance that the price of our stock will increase and this table does not constitute any prediction of the future value of our stock by us.

Aggregated Option Grants in Year 2005 and Option Values at  December 31, 2005

The following table provides information concerning unexercised options held as of December 31, 2005, by each of our executive officers:

			Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005 (1)
Name	Shares Acquired Upon Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael Nouri	0	n/a	250,000	100,000	$1,892,500	$39,000
Henry Nouri	0	n/a	250,000	100,000	$1,892,500	$39,000
Thomas Furr	0	n/a	75,000	50,000	$577,500	$19,500
Anil Kamath	0	n/a	75,000	50,000	$577,500	$19,500
Ronna Loprete	0	n/a	75,300	0	$578,700	$0

___________

(1)
Based on the closing price of $9.00 per share for our Common Stock on December 30, 2005, minus the exercise price, multiplied by the number of shares issued upon the exercise of, or subject to, the option, without taking into account any taxes that may be payable in connection with the transaction.

(2)	Ronna Loprete ceased to be an employee of the Company effective December 31, 2005. The options that have been issued to her have expired and can no longer be exercised.

Options Exercised During Year 2005

No executive officers exercised any options during the year ended December 31, 2005.

Employment Agreements

We have the following employment agreements with our named executive officers:

Dennis Michael Nouri.  Elsewhere in this document, Mr. Nouri is referred to as Michael Nouri, because he uses his middle name instead of his first name in most business dealings.  Effective April 1, 2004, covering employment commencing as of June 1, 2004 we entered into an employment agreement, which provided for an initial base salary of $170,000. The agreement replaced an employment agreement dated July 14, 1999 that was about to expire. The new agreement had a termination date of December 31, 2005, but it isautomatically extended for additional two-year terms, unless either party provided the other with written notice of intention not to renew at least 180 days prior to the end of the term or the end of any renewal period. Since neither party gave written notice of termination, the agreement was extended for an additional two years and thus shall terminate on December 31, 2007. The agreement requires us to make a severance payment to Mr. Nouri in an amount equal to twelve months of base salary, if either we terminate Mr. Nouri’ s employment without “cause” (as defined in the agreement) or Mr. Nouri terminates his employment for “good reason” (as defined in the agreement). The agreement also contains a retention provision designed to provide incentive for Mr. Nouri to remain employed by us following a “change of control” as defined in the agreement. Under this retention provision, if Mr. Nouri remains employed by the surviving entity for a period of time after the change of control occurs designated by the Board of Directors of the surviving entity, and either his employment is terminated by the surviving entity without cause or by Mr. Nouri for good reason, the surviving entity must pay Mr. Nouri an amount equal to 299% of his highest annual salary and bonuses during the preceding five years. This retention payment is in addition to other severance payments described above. Mr. Nouri’s agreement contains non-competition and non-solicitation provisions. Refer to “ITEM 13. CERTAIN RELATIONSHIPS AND INTERESTED TRANSACTIONS” for a description of the salary deferral and payments of deferred salary with respect to Mr. Nouri.

Henry Nouri.  Effective April 1, 2004, covering employment commencing as of June 1, 2004 entered into an employment agreement with Mr. Nouri, which provided for an initial base salary of $150,000. The agreement replaced an employment agreement dated July 14, 1999 that was about to expire. The new agreement had a termination date of December 31, 2005, but it would be automatically extended for additional two-year terms, unless either party provided the other with written notice of intention not to renew at least 180 days prior to the end of the term or the end of any renewal period. Since neither party gave written notice of termination, the agreement was extended for an additional two years and thus shall terminate on December 31, 2007. The agreement requires us to make a severance payment to Mr. Nouri in an amount equal to twelve months of base salary, if either we terminate Mr. Nouri’s employment without “cause” (as defined in the agreement) or Mr. Nouri terminates his employment for “good reason” (as defined in the agreement). The agreement also contains a retention provision designed to provide incentive for Mr. Nouri to remain employed by us following a “change of control” as defined in the agreement. Under this retention provision, if Mr. Nouri remains employed by the surviving entity for a period of time after the change of control occurs designated by the Board of Directors of the surviving entity, and either his employment is terminated by the surviving entity without cause or by Mr. Nouri for good reason, the surviving entity must pay Mr. Nouri an amount equal to 299% of his highest annual salary and bonuses during the preceding five years. This retention payment is in addition to other severance payments described above. Mr. Nouri’s agreement contains non-competition and non-solicitation provisions. Refer to “Item 13. CERTAIN RELATIONSHIPS AND INTERESTED TRANSACTIONS” for a description of the salary deferral and payments of deferred salary with respect to Mr. Nouri.

Thomas Furr. Effective April 1, 2004, covering the employment period commencing on June 1, 2004, we entered into any employment agreement which was amended effective November 9, 2005. This agreement replaced and earlier agreement dated September 15, 2001 that was about to expire. The agreement provided for an initial base salary of $70,000, which was increased to $90,000 effective July 1, 2004 and $136,800 effective November 9, 2006. The agreement had a termination date of December 31, 2005, but is automatically extended for additional one-year terms, unless either party provided the other with written notice of intention not to renew at least 30 days prior to the end of the term or of any renewal period. Since neither party gave written notice of termination, the agreement was extended for an additional year and thus shall terminate on December 31, 2006. The agreement requires us to make a severance payment to Mr. Furr in an amount equal to three months of base salary, if either we terminate Mr. Furr’s employment without cause (as defined in the agreement) or Mr. Furr terminates his employment for “good reason” (as defined in the agreement). Mr. Furr’s agreement contains non-competition and non-solicitation provisions.

Anil Kamath.  Effective May 1, 2004, covering the employment period commencing on May 1, 2004, we entered into an employment agreement which was amended effective December 20, 2005. The agreement provides for an initial base salary of $100,000, which was increased to $125,000 effective June 1, 2004. The agreement had a termination date of December 31, 2005, but was extended for an additional one-year term. The terms of the agreement are extended for one (1) year terms upon written notice by the Company not less than ninety (90) days prior to the expiration of the current term. The agreement requires us to make a severance payment to Mr. Kamath in an amount equal to three months of base salary if either we terminate Mr. Kamath’s employment without cause (as defined in the agreement) or he terminates his employment for “good reason” (as defined in the agreement). Mr. Kamath’s agreement contains non-competition and non-solicitation provisions.

Joan A. Keston. Effective June 1, 2005, covering employment commencing on such date, we entered into an employment agreement which provided for an initial base salary of $100,000, which was increased to $125,000 effective August 1, 2005 and to $150,000 effective October 1, 2005. The agreement has a termination date of June 30, 2006, but it will be automatically extended for additional one-year terms, unless either party provides the other with written notice of intention not to renew at least 30 days prior to the end of the term or of any renewal period. Ms. Keston’s agreement contains non-competition and non-solicitation provisions. The agreement was accompanied by a grant of incentive stock option for fifty thousand (50,000) shares of common stock at an exercise price of eight dollars and sixty-one cents ($8.61) vesting over a five (5) year period in five (5) equal installments, commencing one year from the date of the grant. Option vesting is accelerated upon a change of control or corporate reorganization such that all options would vest immediately. Ms. Keston’s employment with us ended effective June 1, 2006. Under the terms of her option agreements, those options expire in ninety (90) days of the end of her employment. Therefore, none of the shares subject to those grants will vest.

Gary Mahieu. Effective October 17, 2005, covering employment commencing on such date, we entered into an employment agreement which provided for an initial base salary of $150,000. The agreement has a termination date of October 17, 2007. Mr. Mahieu’s agreement contains non-competition and non-solicitation provisions. As consideration for the covenants not compete contained in the agreement, Mr. Mahieu is entitled to receive payments totaling $510,000 in equal quarterly installments commencing January 2, 2006, with the final payment to be made on October 1, 2007. Mr. Mahieu did not have any right to receive any stock options under his agreement.

Indemnity Agreements. In addition to those agreements, we have also entered into indemnity agreements with the following officers and/or Directors: Michael Nouri, Henry Nouri, Tom Furr, Joan Keston, Scott Whitaker, and David E.Y. Sarna. These indemnification agreements provide that the officers and directors will be indemnified, to the fullest extent permitted under the Company’s Bylaws and Delaware law, for their expenses incurred in connection with the SEC investigation involving us. Each officer or director also agreed to repay these amounts to the Company should it ultimately be determined that such indemnity was not permissible. As of June 30, 2006, approximately $760,000 in expenses, including legal fees, has been incurred on behalf of these individuals. Our directors and officer liability insurance carrier has paid a portion of these fees, while the Company has paid approximately $160,000. However, we have no guarantee that all such future fees and expenses will be covered by our insurance.

The foregoing option grants are subject to the terms and conditions of the three plans under which the options were granted. Set forth below is a summary of the terms of each of these plans. These are only summaries and do not include all the provisions of these plans, which can only be understood by reading the full plans.

Compensation Committee Interlocks and Insider Participation

On July 22, 2005 our Board of Directors adopted the Compensation Committee Charter, pursuant to which the Compensation Committee was comprised of two or more members of the Board of Directors, each of whom was determined to be “independent” as defined by Securities and Exchange Commission, stock exchange and NASDAQ rules. Prior to the establishment of this Committee, all of our Directors participated in compensation deliberations, including Michael Nouri, Henry Nouri, Ronna Loprete and Thomas Furr, all of whom were executive officers. The Compensation Committee’s charter requires the Committee to consult with the Chief Executive Officer regarding the compensation of all other officers.

Compensation Committee Report on Executive Compensation

The Compensation Committee currently has one member, who is “independent” as defined by the SEC, stock exchange and NASDAQ rules. It was comprised of three members, all of whom were “independent” as of December 31, 2005 prior to the resignation of two independent Board Members.. The Committee operates under a written charter adopted by the Board of Directors on July 22, 2005. The Company is actively seeking a third Independent Director.

Overview of Compensation Philosophy and Objectives. The Compensation Committee is conscious of establishing compensation levels that will attract and retain managerial talent desired by us, reward employees for past contributions and motivate managerial efforts consistent with corporate growth, strategic progress and the creation of stockholder value. Most of our executives had employment contracts that were entered into prior to the formation of the Compensation Committee, which contracts provide for a base salary that can be increased. The Compensation Committee left in place the compensation packages previously entered into by the Chief Executive Officer, and in general has relied on recommendations made by the Chief Executive Officer in awarding compensation packages. Due to the fact that we had immaterial revenues until we acquired two other companies during October 2005 and have only experienced net losses to date, there have been no increases in the compensation packages and a bonus plan has not been adopted. All future compensation packages will be reviewed and approved by the Compensation Committee.

We establish the salaries for our executive officers based on readily available public information regarding local market compensation levels, and, considering the fact that we have immaterial revenues and has only experienced net losses to date, establishes salaries for its executive officers mostly at the low end of the market salary ranges. The Human Resources Manager has collected relevant market information using various websites. We value the contributions of all employees and reward them through stock option awards to purchase shares of our common stock. Occasionally, we reward exceptional effort with an incentive bonus, but this is not the standard practice since a bonus plan has not been implemented. For details of executive compensation please see “ITEM 11. EXECUTIVE COMPENSATION.”

Salary. Factors considered in determining salary increases for executive officers include: (i) length of time the executive has been employed by us, and the last review and salary increase; (ii) the nature, scope and level of the executive’s responsibilities; (ii) accomplishment of tasks and goals such as the release of product, attainment of milestones regarding research and development, and project completion; (iii) recommendations of the executive’s supervisor; (iv) past performance when reviewing employment contract renewals; (v) market analysis; (vi) the attitude toward their job and responsibilities, and work ethic of the employee; and (vii) the first three months of performance for new hires in determining whether to maintain or increase the initial salary. Some of these same factors are considered in determining the salary for new hires.

Stock Options. Factors considered in determining awards of stock options under our Equity Compensation Plan include: (i) the scale of awards based on past practices, (ii) our overall practice regarding different managerial levels; and (iii) executive’s past performance and incentives for future performance and goals.

Chief Executive Officer. The Compensation Committee has maintained the salary level of $170,000 for the Chief Executive Officer that was established in his contract dated April 1, 2004. An award of 100,000 stock options at an exercise price of $8.61 per share was made on July 22, 2005, when all other executives and employees were also awarded stock options. Based on the local market analysis, the salary of the Chief Executive Officer is in the low range. For details of his compensation please see “ITEM 11. EXECUTIVE COMPENSATION.”

Since the beginning of 2005, the following events occurred, which the Committee believes are relevant to considering the compensation of the Chief Executive Officer: (i) we began trading our shares in the public securities market, but trading was suspended in January 2006 by order of the SEC and the SEC is conducting an investigation of the Company; (ii) two companies were acquired that resulted in an increase in revenues of 270% and introduced new product lines; (iii) substantial strides were made during the fourth quarter of 2005 to integrate the operations, development and personnel of the two acquired subsidiaries with us; (iv) we launched key elements of its OneBizSM platform without significant delay; (v) we acquired, developed and launched the accounting package on the OneBizSM platform which is currently being modified; (vi) we integrated into its OneBizSM platform a simplified version its new CRM/SFA product we acquired in October 2005; (vii) we launched our new HR product; (viii) we raised approximately $8 million for working capital in 2005; (ix) the fair market value of our stock rose progressively higher through 2005 (but fell immediately after the SEC’s suspension of trading of our securities); (x) We were approved for trading on the NASDAQ Capital Market (which approval was withdrawn after the SEC’s suspension of trading of our securities); and (xi) the change in the number of subscriptions to our OneBizSM platform on our core website.

Goals. As we increases our revenues and approaches profitability, the goal and objective is to establish an incentive bonus plan, and to increase the competitive level of its executive’s salaries and total compensation.

Jeffrey W. LeRose, Chair of the Compensation Committee member

Stock Performance Graph

The graph below compares, for the twelve month period ended April 2006, the cumulative total return of our Common Stock at month end with a market index based on S&P Tech Sector Index and the Russell MicroCap Index. The industry index is the S&P Tech Sector Index of the Nasdaq Stock Market and the market index is Russell MicroCap Index. The graph assumes an investment of $100 April 2005 in shares of our Common Stock and in each index and also assumes the reinvestment of all dividends during the period shown. The indices are calculated on a month-end basis.

Comparison of Twelve-Month Total Return
Among Smart Online, Inc., the S&P Tech Sector Index and the Russell MicroCap Index

Board of Directors

Two of our three current Directors are officers of Smart Online. We do not pay these Directors any additional amounts for serving on our Board of Directors.

Our Board Compensation Policy provides that each non-management member of the Board of Directors (other than the Chair of the Audit Committee) shall be entitled to a retainer fee of $5000 upon initial election to the Board, and shall be entitled to a meeting fee of $1000 per meeting. Each non-management director who is a member of a Board committee (other than the Chairman of the Audit Committee) shall be entitled to an additional meeting fee of $250 per meeting of such committee. Each non-management member of the Board of Directors (other than the Chair of the Audit Committee) shall be entitled to an initial grant of 10,000 non-qualified stock options, having an exercise price equal to the fair market value of our stock on the date of the grant. These options vest quarterly over a year’s time, provided the optionee remains a member of the Board of Directors. In addition, at the time of the annual meeting of our stockholders, each non-management member of the Board who is re-elected to the Board (and who has been serving on the Board for at least six months prior to the date of the annual meeting) shall be granted an additional 10,000 non-statutory stock options, having an exercise price equal to the fair market value of our stock on the date of the grant. These options vest quarterly over a year’s time, provided the optionee remains a member of the Board of Directors, and shall accelerate in the event of a change in control.

The Chairman of the Audit Committee is entitled to a retainer fee of $5000 upon initial election to the post of Chairman of the Audit Committee and shall be entitled to a meeting fee of $2000 per each meeting of the full Board of Directors or the Audit Committee, and $250 for each meeting of other Board committees of which such person is a member. The Chairman of the Audit Committee shall be entitled to an initial grant of 24,000 non-qualified stock options, having an exercise price equal to the fair market value of the our stock on the date of the grant. These options shall vest quarterly over a year’s time, provided that the optionee remains a member of the Board of Directors. In addition, at the time of the annual meeting of the Company’s stockholders, the Chairman of the Audit Committee (provided he has been serving in such capacity for at least six months prior to the date of the annual meeting) shall be granted an additional 24,000 non-qualified stock options, having an exercise price equal to the fair market value of our stock on the date of the grant. These options shall vest quarterly over a year’s time, provided that the optionee remains a member of the Board of Directors, and shall accelerate in the event of a change in control. In the event the Chairman of the Audit Committee is elected at any time from among the existing member of the Board, the Chairman shall be entitled to the compensation provided both as the Chairman of the Audit Committee and also as a non-management member of the Board of Directors who is not the Chairman of the Audit Committee, as set forth in the preceding paragraph.

Each non-management director is eligible for expense reimbursement for reasonable travel and lodging expenses incurred in connection with his or her attendance at Board and committee meetings.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Our directors and officers are indemnified as provided by the Delaware Business Corporations Act (the “Delaware Corporations Act”) and our Certificate of Incorporation. We have been advised that in the opinion of the SEC indemnification for liabilities arising under the Securities Act of 1933 is against public policy as expressed in the Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of July 7, 2006: (i) by each person who is known by us to beneficially own more than 5% of our Common Stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise noted, each of the persons listed below is believed to hold sole voting and sole investment power with respect to the shares indicated.

Beneficial Owner Name and Address	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class
Dennis Michael Nouri(3)(4)(5) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	3,322,028	20%
Henry Nouri(3)(6) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	3,111,985	19%
Thomas Furr(7) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	420,637	3%
Anil Kamath(8) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	285,000	2%
Atlas Capital SA(9) 116 Rue du Rhone CH-1204 Geneva, Switzerland	2,257,950	13%
Doron Roethler(10) c/o Michal Raviv at Granot, Strauss, Adar & Co. 28 Bezalel Street Ramat Gan 52521, Israel	1,754,735	11%
Joan Keston (11) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	0	0%
David E. Y. Sarna (12) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	38,050	0%
Jeffrey W. LeRose(13) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	7,500	0%
Eric Nouri (14) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	35,100	0%
Jose Collazo (15) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	285,900	2%
Gary Mahieu (16) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	48,127	0%
Nicholas A. Sinigaglia (17) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	0	0%
All officers and directors as a group (13 persons)	8,725,028	53%

(1)	All shares are common stock.
(2)
The preceding table was prepared based solely upon the information furnished to us by officers, directors and stockholders as of July 7, 2006 and from corporate stock transfer ledgers. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (e.g., if persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option or a warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 7, 2006. As of July 7, 2006, there were 16,679,031 shares issued and outstanding and our officers and directors beneficially owned approximately 870,000 shares which can be acquired upon exercise of stock options within sixty (60) days after July 7, 2006, which options were treated the same as outstanding shares in calculating the percentage ownership of our officers and directors.

(3)	Includes 2,841,984 shares owned by American Investment Holding Group, owned by Michael and Henry Nouri, and as to which they share the power to vote and the power to dispose of such shares.
(4)
Includes 87,043 shares owned by Charter Holding, LLC, which is a member-managed limited liability company in which Michael Nouri is the sole member. Mr. Nouri's membership interest in Charter Holding LLC is subject to a Membership Interest Pledge Agreement dated November 1, 2005 between Mr. Nouri and Leon Sokolic pursuant to which Mr. Nouri retains all voting power with respect to the membership interest unless there is a default under the agreement, at which time Mr. Sokolic gains voting and investment power with respect to Mr. Nouri's membership interest in Charter Holding, LLC, and hence beneficial ownership of the 87,043 Smart Online shares owned by Charter Holding, LLC. The Membership Interest Pledge Agreement was entered into between Mr. Nouri and Mr. Sokolic in order to secure payment of the loan from Mr. Sokolic to Mr. Nouri, which is described under Item 13 of this report, and a default in repayment of the loan is a default under the agreement. This amount also includes 23,000 shares of common stock owned by a trust for which Michael Nouri is the trustee and is not a beneficiary. This amount does not include 265,631 shares owned by Ronna Loprete, wife of Michael Nouri.

(5)
Includes 270,000 shares which can be acquired upon the exercise of options which can be exercised at any time within the sixty (60) days after July 7, 2006. Does not include 80,000 shares subject to options which cannot be exercised within sixty (60) days after July 7, 2006.

(6)
Includes 270,000 shares which can be acquired upon the exercise of options which can be exercised at any time within the sixty (60) days after July 7, 2006. Does not include 80,000 shares subject to options which cannot be exercised within sixty (60) days after July 7, 2006.

(7)
Includes 85,000 shares which can be acquired upon the exercise of options which can be exercised at any time within the sixty (60) days after July 7, 2006. Does not include 40,000 shares subject to options which cannot be exercised within sixty (60) days after July 7, 2006.

(8)
Includes 85,000 shares which can be acquired upon exercise of options which can be exercised at any time within sixty (60) days after July 7, 2006.  Does not include 40,000 shares subject to options which cannot be exercised within sixty (60) days after July 7, 2006.

(9)
Atlas Capital SA had the right to require two other stockholders to purchase all its Common Stock and warrants under certain circumstances. This right was terminated by agreement with Atlas Capital SA on March 18, 2005. Refer to “Certain Relationships and Related Transactions” for a description of this put agreement.

(10)
Includes (i) 1,323,619 shares owned by Greenleaf Ventures Ltd., a British Virgin Islands company, owned by Doron Roethler, (ii) 121,116 shares owned by Crystal Management Ltd., a company registered in Anguilla, owned by Doron Roethler, and (iii) 310,000 shares of common stock owned directly by Doron Roethler.

(11)	During her employment, Ms. Keston was issued options to purchase up to a total of 100,000 shares. However, since Ms. Keston departed before any shares vested, she cannot exercise any of these options.
(12)
Includes 3,700 shares owned by W-Two, Ltd., 150 shares held in an IRA for the benefit of David Sarna, and 200 shares owned directly by David E.Y. Sarna; and 34,000 shares which can be acquired upon exercise of options which can be exercised within sixty (60) days after July 7, 2006.

(13)
Includes 7,500 shares subject to options which can be exercised within sixty (60) days after July 7, 2006. Does not include 2,500 shares subject to options which cannot be exercised within sixty (60) days after July 7, 2006.

(14)
Includes 100 shares owned by Eric Nouri, and 35,000 shares which can be acquired upon exercise of options which can be exercised within sixth (60) days after July 7, 2006. Does not include 90,000 shares subject to options which cannot be exercised within sixty (60) days after July 7, 2006.

(15)
Includes 85,200 shares which can be acquired upon exercise of options which can be exercised at any time within sixty (60) days after July 7, 2006. Does not include 40,000 shares subject to options which cannot be exercised within sixty (60) days after July 7, 2006.

(16)	Does not include 105,365 shares held by Christine Mahieu, wife of Gary Maheiu.
(17)	Includes 50,000 shares subject to options which cannot be exercised within sixty (60) days after July 7, 2006.

Equity Compensation Plans

The following table sets forth as of December 31, 2005, information related to stockholder approval of our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity Compensation plans approved by security holders	2,477,950(2)	$5.09	3,213,250(3)
Equity Compensation plans not approved by security holders	313,550(4)	$8.35	N/A
Total	2,791,500		3,213,250

(1) Refers to shares of our Common Stock.

(2) Includes shares upon exercise of outstanding options in the amounts indicated: 2004 Equity Compensation Plan, 2,038,250; 2001 Equity Compensation Plan, 670,000; and 1998 Equity Compensation Plan, 21,200.

(3) The foregoing table includes 313,550 shares issuable pursuant to warrants and options granted to consultants, advisors, employees, officers or directors pursuant to individual compensation arrangements not under any equity compensation plan.

(4) Includes 3,213,250 shares remaining under the 2004 Equity Compensation Plan. No shares remain available for grants under either the 2001 Equity Compensation Plan or the 1998 Stock Option Plan.

Currently, two of our Directors are officers and employees of Smart Online. We do not pay employee Directors any additional amounts for serving on our Board of Directors. Directors who are not officers or employees of Smart Online are compensated with a combination of cash and stock options with the number of shares and the amount of cash based on estimates of the amount of work involved in the expected committee assignments for each Director. Non-management Directors receive $5,000 upon joining the Board, $1,000 per Board meeting attended and $250 per committee meeting attended, except that the Chairman of the Audit Committee will be paid $2,000 per meeting of the Board of Directors and of the Audit Committee. Frank Coll was granted 10,000 options in April 2005 and an additional 10,000 options in July 2005. Mr. Coll resigned from the Board in March 2006. David Sarna was granted 24,000 options in April 2005 for agreeing to serve as chairman of the Audit Committee. Mr. Sarna resigned form our Board and all Committees thereof in June 2006. Jeff LeRose was granted 10,000 options in September 2005. The options vest quarterly over a one-year period if the grantee remains a director of Smart Online, with the exercise price equal to the value of the stock on the grant date.

The only compensation plans or arrangements under which we were authorized to issue equity securities are the following (collectively, the “Option Plans”): (1) the 2004 Equity Compensation Plan; (2) 2001 Equity Compensation Plan; and (3) 1998 Stock Option Plan. The only Option Plan under which we remain authorized to make future awards is the 2004 Equity Compensation Plan. The 2004, 2001, and 1998 Equity Compensation Plans have been approved by the shareholders. None of the Plans have not been approved by shareholders. The following description of the Company’s Option Plans is merely a summary of some of their respective terms and provisions, is not intended to be a complete description and is qualified in its entirety by reference to the full text of the applicable plan.

Option Plans—General.

The Option Plans are administered under the direction of the Compensation Committee of the Board of Directors. The Committee has broad discretion to determine the terms and conditions of options granted under the Option Plans and must approve, among other things, recommendations regarding grants and grant guidelines with respect to (1) the individuals to whom option grants are to be made, (2) the time or times at which options are granted, (3) the number of shares subject to each option, (4) the vesting terms of each option and (5) the term of each option.

2004 Equity Compensation Plan

The exercise price for incentive stock options granted under the plan is required to be no less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. Incentive stock options granted under the 2004 plan have a maximum term of 10 years, except for option grants to 10% stockholders, which are subject to a maximum term of 5 years. Nonstatutory stock options granted under the 2004 plan have a term determined by the Compensation Committee. Options granted under the 2004 plan are not transferable, except by will and the laws of descent and distribution.

We adopted our 2004 Equity Compensation Plan as of March 31, 2004. The total number of shares of common stock reserved for issuance under the 2004 plan is 5,000,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar capital change. At December 31, 2005, 16,500 shares were issued and outstanding at an average exercise price of $3.50 per share, and options to purchase 1,786,750 shares of our common stock were outstanding under the 2004 plan.

2001 Equity Compensation Plan

We adopted our 2001 Equity Compensation Plan on May 31, 2001. As of December 31, 2005, the total number of shares of our common stock reserved for issuance under the 2001 plan is 670,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar change. Options to purchase 670,000 shares granted under the 2001 plan are outstanding at December 31, 2005, and we may not make any further grants under the 2001 plan.

1998 Stock Option Plan

We adopted our 1998 Stock Option Plan on November 12, 1998. As of December 31, 2005, the total number of shares of our common stock reserved for issuance under the 1998 plan is 21,200 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar change. Options to purchase 21,200 shares have been granted under the 1998 plan and remain outstanding at December 31, 2005, and we may not make any further grants under the 1998 plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of the following persons has, since January 1, 2002, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of Common Stock;
•	Any of our promoters;
•	Any relative or spouse of any of the foregoing persons who lives in the same house as such person.

Consulting Agreement with Hadar, LLC

In March 2005, we entered into a consulting agreement with Hadar, LLC. David E.Y. Sarna, a member of Hadar, was appointed as a member of our Board of Directors on April 18, 2005, elected Chairman of the Audit Committee of our Board of Directors September 13, 2005, and resigned from our Board and all Committees of the Board on June 23, 2006. Our understanding is that Mr. Sarna and Isaac Nussen were and remain partners of Hadar. Under the terms of that agreement, Hadar was to act as a financial advisor to us regarding the introduction and evaluation of potential investors. Payment for these services was to be 8% of proceeds for investors who invest $5 million or less, and 6% of proceeds for investors who invest over $5 million. Upon Mr. Sarna’s election to the Board of Directors, no further business was conducted between Hadar and us. No monies were ever paid to Hadar by us, and no monies are payable to us. We do not believe that Hadar provided services to us under the consulting agreement, but we are reviewing whether Hadar or anyone affiliated with Hadar may have received equity in us from third-party investors in conjunction with the consulting agreement. We are currently in the process of terminating this agreement.

Loans Made by Certain Parties to the Chief Executive Officer

During 2005, the following loans were made by certain investors, consultants and/or stockholders to our Chief Executive Officer: (i) $809,736.49 was borrowed from Leon Sokolic, one of our stockholders, (ii) $77,971.20 was borrowed from Atlas Capital, one of our stockholders, (iii) $80,000 was borrowed from Pete Coker, a principal of Tryon Capital, which provided financial consulting services to us and received a warrant and cash fees, and (iv)$296,589 was borrowed from Berkley, which received compensation for services rendered to us for investment banking and investor relations services as described above under “Agreements with Berkley Financial Services,” including during the period in which Berkley was making loans to the Chief Executive Officer. Our Chief Executive Officer has agreed with the Audit Committee that he will repay the loans from Berkley by December 31, 2006. Under Section 402 of the Sarbanes-Oxley Act of 2002, issuers subject to the Act such as Smart Online are prohibited from making personal loans to their directors and executive officers, directly and indirectly. We believe that the loans to our Chief Executive Officer described above are not personal loans made directly or indirectly by Smart Online to our Chief Executive Officer.

Loans, Salary Deferrals and Security Interests of Certain Officers, Employees and Relatives

Michael Nouri. From 1999 until September 2003, we deferred salary payments to Mr. Nouri totaling $296,667, which were due to him under his employment agreement dated July 14, 1999, which called for a base salary of $150,000 per year. Loans and deferrals earned interest at a rate of 15% compounded annually. In October 2003, Mr. Nouri agreed to continue to defer $9,583 of salary per month for salary that accrued after October 1, 2003. On October 13, 2003, we entered into an agreement with Mr. Nouri whereby the salary deferrals through October 1, 2003 were evidenced by a promissory note in the principal amount of $358,229 for deferrals of salary that accrued prior to October 1, 2003. During the fourth quarter of 2003 and the first quarter of 2004, we deferred an additional $63,437 of Mr. Nouri’s compensation. On April 30, 2004, the promissory note dated October 13, 2003 was cancelled and replaced by a successor promissory note in the amount of $418,750 representing the principal balance of the original note plus the additional accrued compensation. Subsequently during 2004, we paid $125,000 of principal to Mr. Nouri. The outstanding balance due on the successor note bore interest of 15% interest compounded annually (reduced to 8% effective June 1, 2004 as described above). This note and all of our other obligations to Mr. Nouri arising out of loans and salary deferrals were secured by all of our assets , which lien Mr. Nouri shared with Henry Nouri, Ronna Loprete, Thomas Furr and Eric Nouri to secure the obligations to them described below. The security interest was originally a second lien on all of our assets, but with repayment of all amounts owed to the holder of the first lien, the security interest became a first lien on all of our assets . The lien was removed when the notes were paid.  The note was due May 31, 2005, but Mr. Nouri entered into a standstill agreement not to demand payment on the due date to induce holders of outstanding shares of Preferred Stock to convert to shares of Common Stock in a reorganization. The standstill agreement, as amended as of December 22, 2004, continued through the earlier of June 30, 2006 or the closing after January 1, 2005 of a financing with gross proceeds to us of $2,000,000 or more. After we raised $2,500,000 from a sale of securities to a foreign investor in February 2005, we paid in full the $296,667 of deferred compensation and accrued interest and cancelled the related promissory notes.

Henry Nouri. From 1999 until September 2003, we deferred salary payments to Mr. Nouri totaling $398,383, which were due to him under his employment agreement dated July 14, 1999, which called for a base salary of $150,000 per year. In October 2003, Mr. Nouri agreed to continue to defer $9,583 of salary per month for salary that accrued after October 1, 2003. Deferrals earned interest at a rate of 15% compounded annually. On October 13, 2003, we entered into an agreement with Mr. Nouri whereby all salary deferrals through October 1, 2003 were evidenced by a promissory note in the principal amount of $346,812 for deferrals of salary that accrued prior to October 1, 2003. During the fourth quarter of 2003 and the first quarter of 2004, we deferred an additional $60,521 of Mr. Nouri’s compensation and $8,950 of the original principal was repaid. On April 30, 2004, the promissory note dated October 13, 2003 was cancelled and replaced by a successor promissory note in the amount of $398,383 representing the unpaid principal balance of the original note plus the additional accrued compensation. This note and all deferred salary bore 15% interest compounded annually (reduced to 8% effective June 1, 2004, as described above). The note and all of our other obligations to Mr. Nouri arising out of salary deferrals were secured by all of our assets , which lien Mr. Nouri shared with Michael Nouri, Ronna Loprete, Thomas Furr and Eric Nouri to secure the obligations to them described herein. The security interest was originally a second lien on all of our assets, but with repayment of all amounts owed to the holder of the first lien, the security interest became a first lien on all of our assets . The lien was removed when the notes were paid. The notes were due May 31, 2005, but Mr. Nouri entered into a standstill agreement not to demand payment on the due date to induce holders of outstanding shares of Preferred Stock to convert to shares of Common Stock in a reorganization. The standstill agreement, as amended as of December 22, 2004, continued through the earlier of June 30, 2006 or the closing after January 1, 2005 of a financing with gross proceeds to us of $2,000,000 or more. After we raised $2,500,000 from a sale of securities to a foreign investor in February 2005, we paid in full the $398,383 of deferred compensation and accrued interest and cancelled the related promissory notes.

Thomas Furr. From 2001 until September 2003, we deferred salary and commission payments to Thomas Furr totaling $117,810, which were due to him under his employment agreement dated September 15, 2001, which called for a base salary of $70,000 per year, plus 5% sales commissions. Deferrals earned interest at a rate of 15% compounded annually. In October 2003, Mr. Furr agreed to continue to defer all commissions per month for salary or commissions that accrue after October 1, 2003. On October 15, 2003, we entered into an agreement with Mr. Furr whereby all the loans and salary or commission deferrals through October 1, 2003 were evidenced by a promissory note in the principal amount of $114,190 for deferrals of salary that accrued prior to October 1, 2003. During the fourth quarter of 2003 and the first quarter of 2004, we deferred an additional $2,318 of Mr. Furr’s compensation. On April 30, 2004, the promissory note dated October 13, 2003 was cancelled and replaced by a successor promissory note in the amount of $116,508 representing the unpaid principal balance of the original note plus the additional accrued compensation. The note, plus $1,302 of compensation subsequently deferred during 2004, and all deferred commissions bore 15% interest compounded annually (reduced to 8% effective June 1, 2004 as described above). The note and all of our other obligations to Mr. Furr arising out of salary or commission deferrals were secured by all of our assets , which lien Mr. Furr shared with Michael Nouri, Henry Nouri, Ronna Loprete and Eric Nouri to secure the obligations to them described herein. The security interest was originally a second lien on all of our assets, but with repayment of all amounts owed to the holder of the first lien, the security interest became a first lien on all of our assets . The lien was removed when the notes were paid. The note was due May 31, 2005, but Mr. Furr has entered into a standstill agreement not to demand payment on the due date to induce holders of outstanding shares of Preferred Stock to convert to shares of Common Stock in a reorganization. The standstill agreement, as amended as of December 22, 2004, continued through the earlier of June 30, 2006 or the closing after January 1, 2005 by Smart Online of a financing with gross proceeds to us of $2,000,000 or more. After we raised $2,500,000 from a sale of securities to a foreign investor in February 2005, we paid in full the $92,500 of deferred compensation and accrued interest and cancelled the related promissory notes.

Ronna Loprete. From 2001 until September 2003, we deferred salary payments to Ms. Loprete totaling $92,500, which were due to her under her employment agreement dated June 29, 1999, which called for a base salary of $80,000 per year. In October 2003, Ms. Loprete agreed to continue to defer $2,500 of salary per month for salary that accrued after October 1, 2003. Deferrals earned interest at a rate of 15% compounded annually. On October 15, 2003, we entered into an agreement with Ms. Loprete whereby all salary deferrals through October 1, 2003 were evidenced by a promissory note in the principal amount of $92,500 for deferrals of salary that accrued prior to October 1, 2003. During the fourth quarter of 2003 and the first quarter of 2004, we deferred an additional $625 of Ms. Loprete’s compensation. On April 30, 2004, the promissory note dated October 15, 2003 was cancelled and replaced by a successor promissory note in the amount of $92,500 representing the unpaid principal balance of the original note plus the additional accrued compensation. This note and all deferred salary bore 15% interest compounded annually (reduced to 8% effective June 1, 2004 as described above). The note and all of our other obligations to Ms. Loprete arising out of salary deferrals were secured by all of our assets , which lien Ms. Loprete shared with Michael Nouri, Henry Nouri, Thomas Furr and Eric Nouri to secure the obligations to them described herein. The security interest was originally a second lien on all of our assets, but with repayment of all amounts owed to the holder of the first lien, the security interest became a first lien on all of our assets.  The lien was removed when the notes were paid. The note was due May 31, 2005, but Ms. Loprete entered into a standstill agreement not to demand payment to induce holders of outstanding shares of Preferred Stock to convert to shares of Common Stock in a reorganization. The standstill agreement, as amended as of December 22, 2004, continued through the earlier of June 30, 2006 or the closing after January 1, 2005 by us of a financing with gross proceeds to us of $2,000,000 or more. After we raised $2,500,000 from a sale of securities to a foreign investor in February 2005, we paid in full the $117,800 of deferred compensation and accrued interest and cancelled the related promissory notes.

Eric Nouri. From 2002 until September 2003, we deferred salary payments to Eric Nouri totaling $44,417, which were due to him under his employment agreement dated April 1, 2002 which called for a base salary of $60,000 per year. Deferrals earned interest at a rate of 15% compounded annually. Eric Nouri is the brother of officers and directors of Smart Online, Michael Nouri and Henry Nouri. In October 2003, Mr. Nouri agreed to continue to defer $2,500 of salary per month for salary that accrued after October 1, 2003. On October 13, 2003, we entered into an agreement with Mr. Nouri whereby all salary deferrals through October 1, 2003 were evidenced by a promissory note in the principal amount of $54,925 for deferrals of salary that accrued prior to October 1, 2003. During the fourth quarter of 2003 and the first quarter of 2004, we deferred an additional $9,000 of Mr. Nouri’s compensation and $16,185 of principal was paid. On April 30, 2004, the promissory note dated October 13, 2003 was cancelled and replaced by a successor promissory note in the amount of $47,740 representing the unpaid principal balance of the original note plus the additional accrued compensation. Subsequently during 2004, we deferred an additional $3,323 of Mr. Nouri’s compensation. This note bore 15% interest compounded annually (reduced to 8% effective June 1, 2004 as described above). The note and all of our other obligations to Mr. Nouri arising out of salary deferrals were secured by all of our assets , which lien Mr. Nouri shared with Michael Nouri, Henry Nouri, Ronna Loprete and Thomas Furr to secure the obligations to them described herein. The security interest was originally a second lien on all of our assets, but with repayment of all amounts owed to the holder of the first lien, the security interest became a first lien on all of our assets.  The lien was removed when the notes were paid. The note was due May 31, 2005, but Mr. Nouri entered into a standstill agreement not to demand payment on the due date to induce holders of outstanding shares of Preferred Stock to convert to shares of Common Stock in a reorganization. The standstill agreement, as amended as of December 22, 2004, continues through the earlier of June 30, 2006 or the closing after January 1, 2005 by Smart Online of a financing with gross proceeds to us of $2,000,000 or more. After we raised $2,500,000 from a sale of securities to a foreign investor in February 2005, we paid in full the $44,417 of deferred compensation and accrued interest and cancelled the related promissory notes.

Tamir Sagie. Tamir Sagie was a consultant with and owned Nen, Inc. Nen, Inc. was a consultant to us and was paid at an annual rate of $70,000 per year in addition to Mr. Tagie's salary of $30,000. Nen, Inc. also had an equity interest in Smart IL, Ltd., from April 2002 to July 2003. Smart IL became an integration partner with us in August 2002 through the efforts of Nen, Inc. Mr. Sagie ended his consulting arrangement with Smart IL in August 2003 when he became an employee and officer of us. Mr. Sagie’s shares in Smart IL were transferred back to the Smart IL at this time. In addition, Mr. Sagie owned 29.5% of Greenleaf Ventures, Ltd., and as such had a financial interest in the 1,448,618 shares of our common stock owned by Greenleaf Ventures. On January 13, 2005, Mr. Sagie entered into an agreement with Greenleaf Ventures, Ltd. and Doron Roethler, one of our stockholders and an affiliate of Greenleaf Ventures, Ltd., that provided for the withdrawal of Mr. Sagie from Greenleaf. In exchange for Mr. Sagie’s release of any interest in Greenleaf and Crystal Management Ltd. (another entity owned by Mr. Roethler), Mr. Sagie received 125,000 shares of our common stock held by Greenleaf. He was not an officer or director of Greenleaf Ventures. Mr. Sagie resigned from Smart Online in the first quarter of 2005 and has no further affiliation with us.

Put Agreements In Connection With Private Placement Investor

Michael Nouri and Doron Roethler (“Grantors”) entered into Put Agreements dated March 10, 2004 and August 13, 2004 with Atlas Capital, SA (“Atlas”). We were not a party to these agreements, but these agreements were entered into at the time of an investment in us by Atlas to provide comfort to Atlas that we would fulfill its promise to cause its Common Stock to become publicly traded. As a result of publicly registering our Common Stock, this Put Agreement was terminated in March 2005. The Put Agreements gave Atlas the right to require Mr. Nouri and Mr. Roethler to purchase for $2,700,000 all the 728,571 shares of Common Stock and warrants to purchase 188,571 shares of Common Stock Atlas purchased from us in March 2004 and August 2004.

Corporate Reorganization

During the first quarter of 2004, we completed a corporate reorganization (the “Reorganization”) of our capital stock, which eliminated our Series A Preferred Stock. All holders of Series A Preferred Stock who participated in the reorganization by signing Reorganization, Lock-up Proxy and Release Agreements dated January 1, 2004 (the “Reorganization Agreements”) received approximately 2.22 shares of our Common Stock (of which 1.22 shares were issued under conversion rights and one share was issued in consideration for contractual commitments) for each share of Series A Preferred Stock they held prior to the Reorganization, and they also received the right to receive cash payments from us equal to a percentage of the net proceeds we raised during calendar year 2004 from sales of equity securities and convertible debt securities in excess of $5 million of net proceeds. The percentage payable to participating holders of Series A Preferred Stock was as follows: (i) 20% of net proceeds between $5 million and $10 million of net proceeds, (ii) 30% of net proceeds between $10 million and $15 million of net proceeds, and (iii) 40% of net proceeds between $15 million and $20 million of net proceeds. As of December 31, 2004, we had raised approximately $4.6 million of net proceeds. Consequently, no payments became due pursuant to this provision. In August 2004, the former holders of Series A Preferred Stock ratified their prior approval of the Reorganization.

Participating holders of Series A Preferred Stock who signed the Reorganization Agreements also agreed to subject approximately 90% of the common shares they received in the reorganization to transfer restrictions that include, among other restrictions, a “lock-up” agreement preventing the sale or transfer of the shares (other than transfers to certain related parties). The restrictions are effective through September 30, 2006, but commencing October 1, 2005 each holder subject to the provisions of the Lock-up Agreements may transfer up to 8.5% of such holder’s shares that are subject to the restrictions during each calendar month. The Reorganization Agreements also contained mutual releases by us and participating holders of Series A Preferred Stock.

Shares Issued Pursuant to Registration Rights Agreement

2004 Sales of Securities. In connection with the private placement conducted during March through June of 2004, we entered into registration rights agreements with certain investors. These registration rights agreements required us to pay investors 2% of their investment for each thirty-day period after June 30, 2004 in which we failed to file a registration statement registering shares sold in the private placement, which amount is prorated for partial 30-day periods. The registration rights agreements provided that we could choose to pay this by issuing shares of our Common Stock in lieu of cash, which we chose to do. On November 1, 2004, we issued 58,226 shares of its Common Stock to satisfy amounts that accrued through November 1, 2004 at the rate of one share for each $3.50 of accrued liability. These shares were registered in a registration statement that became effective in February 2005.

2005 Sales of Securities. During February and March 2005, we sold 605,000 shares of Common Stock to foreign investors in private placements resulting in gross proceeds of $2.7 million. In connection with this financing, we incurred stock issuance costs of $290,000 paid to Berkley. In connection with these sales, we entered into registration rights agreements with certain investors. These registration rights agreements required us to pay investors 0.5% of their investment for each thirty-day period after April 30, 2005 for certain investors, or September 30, 2005 for a different investor, in which we failed to file a registration statement registering the shares sold in the private placement, which amount is prorated for partial 30-day periods. The registration rights agreements provide that we can choose to pay this by issuing shares of our Common Stock in lieu of cash. Concurrent with the sale of shares of our Common Stock, we issued warrants to purchase 50,000 shares of Common Stock to an investor in consideration for the investor agreeing to certain restrictions on its ability to sell the shares. These warrants had an exercise price of $5.00 per share and were to terminate on January 1, 2007. During February 2005, we raised an additional $125,000 in gross proceeds from the sale of 25,000 shares of Common Stock at $5.00 per share in a private placement. These shares have not been registered with the SEC. See “Note 11” to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for information about the registration rights penalty payable to these stockholders.

During July to September 14, 2005, we sold 786,642 shares of Common Stock to new and existing investors resulting in gross proceeds of $4,326,531. In connection with these sales, we entered into registration rights agreements with certain investors. These registration rights agreements required us to pay investors 0.5% of their investment for each thirty-day period after September 30, 2005 for a different investor, in which we failed to file a registration statement registering shares sold in the private placement, which amount is prorated for partial 30-day periods. The registration rights agreements provide that we can choose to pay this by issuing shares of our Common Stock in lieu of cash. Included in the existing investors participating in this private placement was Atlas Capital, S.A. Atlas purchased a total of 204,409 shares for a total purchase price of $1,124,250 in this financing. In connection with this financing, we incurred stock issuance costs of $340,525 paid to Berkley. These shares have not been registered with the SEC. See “Note 11” to “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for information about the registration rights penalty payable to these stockholders.

2006 Sales of Securities

On March 30, 2006, we sold 400,000 shares of Common Stock to Atlas Capital, S.A. At the time immediately prior to the sale, Atlas held 1,380,750 shares of our Common Stock, approximately 9% of all outstanding shares. In connection with this sale, we entered into a subscriber rights agreement with Atlas. This agreement requires us to pay Atlas 0.5% of its investment for each thirty-day period after September 30, 2006, in which we fail to file a registration statement registering the shares sold to Atlas, which amount is prorated for partial 30-day periods. The subscriber rights agreement provides that we can choose to pay this by issuing shares of our Common Stock in lieu of cash.  The sucscriber rights agreement also provides that, should we offer to sell shares of our Common Stock for less than $2.50 per share, then Atlas shall have the right to purchase a pro rata share of such offering.  These shares have not been registered with the SEC. In connection with this financing, Berkley Financial Services, Ltd. may claim that it is entitled to a fee of $100,000 under an investment banking letter agreement dated February 23, 2005.

On June 29, 2006, we sold 400,000 shares of Common Stock to Atlas Capital, S.A. At the time immediately prior to the sale, Atlas held 1,780,750 shares of our Common Stock, approximately 11% of all outstanding shares. In connection with this sale, we entered into a subscriber rights agreement with Atlas. This agreement requires us to pay Atlas 0.5% of its investment for each thirty-day period after September 30, 2006, in which we fail to file a registration statement registering the shares sold to Atlas, which amount is prorated for partial 30-day periods. The subscriber rights agreement provides that we can choose to pay this by issuing shares of our Common Stock in lieu of cash. These shares have not been registered with the SEC. In connection with this financing, Berkley Financial Services, Ltd. may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

On July 6, 2006, we sold 100,000 shares of Common Stock to BlueLine Fund, Ltd. At the time immediately prior to the sale, BlueLine held 550,000 shares of our Common Stock, approximately 3% of all outstanding shares. In connection with this sale, we entered into a subscriber rights agreement with BlueLine. This agreement requires us to BlueLine 0.5% of its investment for each thirty-day period after September 30, 2006, in which we fail to file a registration statement registering the shares sold to BlueLine, which amount is prorated for partial 30-day periods. The subscriber rights agreement provides that we can choose to pay this by issuing shares of our Common Stock in lieu of cash. These shares have not been registered with the SEC. In connection with this financing, Berkley Financial Services, Ltd. may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

Revenue and Expense Transactions

Refer to “Management’s Discussion and Analysis of Financial Performance and Results of Operations - Revenue from Related Parties” and Notes to Financial Statements for a description of related party transactions with companies that resulted in our receiving revenue or incurring expenses.

Stock Sales to Insiders

The following table summarizes sales by us of shares of our Common Stock since January 1, 2005 through June 30, 2006 to our current executive officers, directors and persons who currently own five percent or more of our total voting securities. These transactions do not include grants of stock options which are disclosed in “ITEM 11. EXECUTIVE COMPENSATION.”

	Shares of Common Stock		Total Purchase Price	Date of Purchase
Atlas	90,909		$499,999.50	7/22/2005
Atlas	50,000		$275,000	9/7/2005
Atlas	237,428	(1)	$830,998	9/12/2005
Atlas	63,500		$349,250	9/13/2005
Atlas	400,000		$1,000,000	3/30/2006
Atlas	400,000		$1,000,000	6/29/2006

(1) Shares issued upon exercise of warrant by Atlas.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Accountant Fees

During 2004, we engaged BDO Seidman, LLP to provide services. In November 2005, we engaged Goldstein Golub Kessler LLP (“GGK”). We did incur expenses related to GGK’s work, although GGK resigned in March 2006 prior to releasing an audit opinion. In March 2006, we engaged Sherb & Co., LLP as our principal accountant. The amounts billed under the categories referenced below may contain a combination of charges from the different firms that served as our independent accountant during the referenced year.

Audit Fees. Aggregate fees billed for professional services rendered for the audit of our 2004 annual financial statements and reviews of financial statements included in our 2004 Form 10-Q’s and SB-2 Registration statement were $157,983. The audits for fiscal years 2002 and 2003 were performed during fiscal 2004.  The audit fees also include review of our SB-2 Registration Statement and subsequent amendments.

Aggregate fees billed for professional services rendered for the audit of our 2005 annual financial statements and reviews of financial statements included in our 2005 Form 10-Q’s were $263,046. This amount represents fees incurred for audits of our annual statements for 2005, 2004, and 2003. Under the agreements with our auditors referenced above, we paid a single price for the audits of the financial statements for the three year period. These fees include the current independent accountant’s audits of our 2003 and 2004 financial statements and the review of an S-1 Registration Statement which has not yet been filed.

Audit-Related Fees. In 2005, we incurred fees of approximately $260,000 related to the audits of Computility, Inc. and iMart Incorporated for the years ended December 31, 2002, 2003 and 2004. Such audits were required for the acquisitions and related Form 8-K filings. Fees related to the 2005 audits of these entities are now part of the consolidated audit and included in “Audit Fees” above.

Tax Fees. The principal accountant did not provide professional services related to tax compliance, tax advice, and tax planning during fiscal years 2005 and 2004.

All Other Fees. None.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2). The financial statements and reports of our independent registered public accounting firm are filed as part of this report (see “,” at Part II, Item 8). The financial statement schedules are not included in this Item as they are either not applicable or are included as part of the consolidated financial statements.

(b) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.2 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004))
3.2	Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
3.3	First Amendment to Amended and Restated Bylaws of Smart Online, Inc.
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.2*	Form of Incentive Stock Option Agreement under 2004 Equity Compensation Plan
10.3*	Form of Non-Qualified Stock Option Agreement under 2004 Equity Compensation Plan
10.4*
2001 Equity Compensation Plan (terminated as to future grants April 15, 2004) (incorporated herein by reference to Exhibit 10.2 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.5*
1998 Equity Compensation Plan (terminated as to future grants effective April 15, 2004) (incorporated herein by reference to Exhibit 10.3 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.6
Form of Reorganization, Lock-Up Proxy and Release Agreement, dated January 1, 2004, and certain stockholders of Smart Online, Inc. (incorporated herein by reference to Exhibit 10.4 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.7
Form of Lock-up Agreement dated January 1, 2004 between Smart Online and stockholders of Smart Online (incorporated herein by reference to Exhibit 10.5 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.8
Form of Subscription Agreement with lock-up provisions between Smart Online and investors (incorporated herein by reference to Exhibit 10.6 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.9
Form of Registration Rights Agreement dated as of February 1, 2004 between Smart Online (incorporated herein by reference to Exhibit 10.7 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.10*	Employment Agreement dated April 1, 2004 with Michael Nouri (incorporated herein by reference to Exhibit 10.8 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.11*	Employment Agreement dated April 1, 2004 with Henry Nouri (incorporated herein by reference to Exhibit 10.9 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.12*	Employment Agreement dated April 1, 2004 with Ronna Loprete (incorporated herein by reference to Exhibit 10.10 to our Registration Statement on Form SB-2, as filed with the SEC on September 29, 2004)
10.13*	Employment Agreement dated May 1, 2004 with Anil Kamath (incorporated herein by reference to Exhibit 10.12 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.14*	Letter agreement, dated December 20, 2005, with Anil Kamath amending his Employment Agreement
10.15*	Employment Agreement dated June 21, 2005 with Joan Keston
10.16*	Employment Agreement dated March 21, 2006 with Nicholas A. Sinigaglia (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 27, 2006)
10.17*
Security Agreement dated October 13, 2003 with Smart Online as the Debtor and Michael Henry Nouri, Thomas Furr, Ronna Loprete and Eric Nouri as the Secured Parties (incorporated herein by reference to Exhibit 10.13 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.18*
$418,749.93 Promissory Note dated April 30, 2004 from Smart Online as the Debtor to Michael Nouri (incorporated herein by reference to Exhibit 10.14 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.19*
$64,602.90 Promissory Note dated April 30, 2004 from Smart Online as the Debtor to Michael Nouri (incorporated herein by reference to Exhibit 10.15 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.20*
$398,383.27 Promissory Note dated April 30, 2004 from Smart Online as the Debtor to Henry Nouri (incorporated herein by reference to Exhibit 10.16 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.21*
$116,507.60 Promissory Note dated April 30, 2004 from Smart Online as the Debtor Thomas Furr (incorporated herein by reference to Exhibit 10.17 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.22*
$92,500 Promissory Note dated April 30, 2004 from Smart Online as the Debtor to Ronna Loprete (incorporated herein by reference to Exhibit 10.18 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.23*
$47, 740.18 Promissory Note dated April 30, 2004 from Smart Online as the Debtor to Eric Nouri (incorporated herein by reference to Exhibit 10.19 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.24*
Standstill and Interest Modification Agreement dated December 19, 2003 with Michael Nouri (incorporated herein by reference to Exhibit 10.20 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.25*
Standstill and Interest Modification Agreement dated December 19, 2003 with Henry Nouri (incorporated herein by reference to Exhibit 10.21 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.26*
Standstill and Interest Modification Agreement dated December 19, 2003 with Thomas Furr (incorporated herein by reference to Exhibit 10.22 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.27*
Standstill and Interest Modification Agreement dated December 19, 2003 with Ronna Loprete (incorporated herein by reference to Exhibit 10.23 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.28*
Standstill and Interest Modification Agreement dated December 19, 2003 with Eric Nouri (incorporated herein by reference to Exhibit 10.24 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.29
Asset Purchase Agreement dated as of October 4, 2005 by and among Smart Online, Inc., SmartCRM, Computility, Inc. and certain shareholders of Computility, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on October 7, 2005)

10.30
Stock Purchase Agreement dated as of October 17, 2005 by and among Smart Online, Inc., iMart Incorporated and the shareholders of iMart Incorporated (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on October 24, 2005)

10.31*
Employment Agreement dated as of October 17, 2005 by and among Smart Online, Inc., iMart Incorporated and Gary Mahieu (incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K, as filed with the SEC on October 24, 2005)

10.32	Letter Agreement dated February 23, 2005 by and between Smart Online, Inc. and Berkley Financial Services (BFS) Ltd. for financial advisory services
10.33
Consulting Agreement, dated October 4, 2005, by and between Smart Online, Inc. and Berkley Financial Services Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on November 10, 2005)

10.34
Consulting Agreement, dated October 26, 2005, by and between Smart Online, Inc. and General Investments Capital (GIC) Ltd. (incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on November 10, 2005)

10.35
Settlement Agreement, effective May 31, 2006, by and between Smart Online, Inc. and General Investments Capital (GIC) Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on June 6, 2006)

10.36	Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated June 29 and July 6, 2006, by and between Smart Online, Inc. and certain investors
10.37	Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated March 30, 2006, by and between Smart Online, Inc. and Atlas Capital, SA
10.38	Form of Subscription Agreement, Registration Rights Agreement, and Dribble Out Agreement, dated July 19, September 7 and September 13, 2005, by and between Smart Online, Inc. and Atlas Capital, SA
10.39	Form of Subscription Agreement, Registration Rights Agreement, and Dribble Out Agreement, dated September 7, 2005, by and between Smart Online, Inc. and Credit Suisse Zurich
10.40	Form of Subscription Agreement, Registration Rights Agreement, and Dribble Out Agreement, and Exhibits thereto, dated February 25, 2005, by and between Smart Online, Inc. and The BlueLine Fund
10.41	Form of Subscription Agreement, Registration Rights Agreement, and Dribble Out Agreement, dated August 30, September 10, and September 28, 2004, by and between Smart Online, Inc. and certain investors
10.42*	Indemnification Agreement, dated April ,14 2006, by and between Smart Online, Inc. and David E.Y. Sarna
10.43*	Indemnification Agreement, dated April ,14 2006, by and between Smart Online, Inc. and Joan Keston
10.44*	Indemnification Agreement, dated January 26, 2006, by and between Smart Online, Inc. and Tom Furr
10.45*	Indemnification Agreement, dated January 26, 2006, by and between Smart Online, Inc. and Henry Nouri
10.46*	Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Scott Whitaker
10.47*	Indemnification Agreement, dated January 26, 2006, by and between Smart Online, Inc. and Michael Nouri
21.1	Subsidiaries of Smart Online, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2
Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART ONLINE, INC. Registrant

By:	/s/ Michael Nouri
Michael Nouri, Principal Executive Officer July 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nicholas A. Sinigaglia

Nicholas A. Sinigaglia, Principal Financial Officer and
Principal Accounting Officer
July 10, 2006

/s/ Michael Nouri

Michael Nouri
Principal Executive Officer and Director
July 10, 2006

/s/ Jeffrey W. LeRose

Jeffrey W. LeRose
Director
July 10, 2006

/s/ Tom Furr

Tom Furr
Director
July 10, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.2 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004))
3.2	Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
3.3	First Amendment to Amended and Restated Bylaws of Smart Online, Inc.
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.2*	Form of Incentive Stock Option Agreement under 2004 Equity Compensation Plan
10.3*	Form of Non-Qualified Stock Option Agreement under 2004 Equity Compensation Plan
10.4*
2001 Equity Compensation Plan (terminated as to future grants April 15, 2004) (incorporated herein by reference to Exhibit 10.2 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.5*
1998 Equity Compensation Plan (terminated as to future grants effective April 15, 2004) (incorporated herein by reference to Exhibit 10.3 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.6
Form of Reorganization, Lock-Up Proxy and Release Agreement, dated January 1, 2004, and certain stockholders of Smart Online, Inc. (incorporated herein by reference to Exhibit 10.4 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.7
Form of Lock-up Agreement dated January 1, 2004 between Smart Online and stockholders of Smart Online (incorporated herein by reference to Exhibit 10.5 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.8
Form of Subscription Agreement with lock-up provisions between Smart Online and investors (incorporated herein by reference to Exhibit 10.6 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.9
Form of Registration Rights Agreement dated as of February 1, 2004 between Smart Online (incorporated herein by reference to Exhibit 10.7 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.10*	Employment Agreement dated April 1, 2004 with Michael Nouri (incorporated herein by reference to Exhibit 10.8 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.11*	Employment Agreement dated April 1, 2004 with Henry Nouri (incorporated herein by reference to Exhibit 10.9 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.12*	Employment Agreement dated April 1, 2004 with Ronna Loprete (incorporated herein by reference to Exhibit 10.10 to our Registration Statement on Form SB-2, as filed with the SEC on September 29, 2004)
10.13*	Employment Agreement dated May 1, 2004 with Anil Kamath (incorporated herein by reference to Exhibit 10.12 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.14*	Letter agreement, dated December 20, 2005, with Anil Kamath amending his Employment Agreement
10.15*	Employment Agreement dated June 21, 2005 with Joan Keston

10.16*	Employment Agreement dated March 21, 2006 with Nicholas A. Sinigaglia (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 27, 2006)
10.17*
Security Agreement dated October 13, 2003 with Smart Online as the Debtor and Michael Henry Nouri, Thomas Furr, Ronna Loprete and Eric Nouri as the Secured Parties (incorporated herein by reference to Exhibit 10.13 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.18*
$418,749.93 Promissory Note dated April 30, 2004 from Smart Online as the Debtor to Michael Nouri (incorporated herein by reference to Exhibit 10.14 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.19*
$64,602.90 Promissory Note dated April 30, 2004 from Smart Online as the Debtor to Michael Nouri (incorporated herein by reference to Exhibit 10.15 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.20*
$398,383.27 Promissory Note dated April 30, 2004 from Smart Online as the Debtor to Henry Nouri (incorporated herein by reference to Exhibit 10.16 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.21*
$116,507.60 Promissory Note dated April 30, 2004 from Smart Online as the Debtor Thomas Furr (incorporated herein by reference to Exhibit 10.17 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.22*
$92,500 Promissory Note dated April 30, 2004 from Smart Online as the Debtor to Ronna Loprete (incorporated herein by reference to Exhibit 10.18 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.23*
$47, 740.18 Promissory Note dated April 30, 2004 from Smart Online as the Debtor to Eric Nouri (incorporated herein by reference to Exhibit 10.19 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.24*
Standstill and Interest Modification Agreement dated December 19, 2003 with Michael Nouri (incorporated herein by reference to Exhibit 10.20 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.25*
Standstill and Interest Modification Agreement dated December 19, 2003 with Henry Nouri (incorporated herein by reference to Exhibit 10.21 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.26*
Standstill and Interest Modification Agreement dated December 19, 2003 with Thomas Furr (incorporated herein by reference to Exhibit 10.22 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.27*
Standstill and Interest Modification Agreement dated December 19, 2003 with Ronna Loprete (incorporated herein by reference to Exhibit 10.23 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.28*
Standstill and Interest Modification Agreement dated December 19, 2003 with Eric Nouri (incorporated herein by reference to Exhibit 10.24 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.29
Asset Purchase Agreement dated as of October 4, 2005 by and among Smart Online, Inc., SmartCRM, Computility, Inc. and certain shareholders of Computility, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on October 7, 2005)

10.30
Stock Purchase Agreement dated as of October 17, 2005 by and among Smart Online, Inc., iMart Incorporated and the shareholders of iMart Incorporated (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on October 24, 2005)

10.31*
Employment Agreement dated as of October 17, 2005 by and among Smart Online, Inc., iMart Incorporated and Gary Mahieu (incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K, as filed with the SEC on October 24, 2005)

10.32	Letter Agreement dated February 23, 2005 by and between Smart Online, Inc. and Berkley Financial Services (BFS) Ltd. for financial advisory services
10.33
Consulting Agreement, dated October 4, 2005, by and between Smart Online, Inc. and Berkley Financial Services Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on November 10, 2005)

10.34
Consulting Agreement, dated October 26, 2005, by and between Smart Online, Inc. and General Investments Capital (GIC) Ltd. (incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on November 10, 2005)

10.35
Settlement Agreement, effective May 31, 2006, by and between Smart Online, Inc. and General Investments Capital (GIC) Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on June 6, 2006)

10.36	Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated June 29 and July 6, 2006, by and between Smart Online, Inc. and certain investors
10.37	Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated March 30, 2006, by and between Smart Online, Inc. and Atlas Capital, SA
10.38	Form of Subscription Agreement, Registration Rights Agreement, and Dribble Out Agreement, dated July 19, September 7 and September 13, 2005, by and between Smart Online, Inc. and Atlas Capital, SA
10.39	Form of Subscription Agreement, Registration Rights Agreement, and Dribble Out Agreement, dated September 7, 2005, by and between Smart Online, Inc. and Credit Suisse Zurich
10.40	Form of Subscription Agreement, Registration Rights Agreement, and Dribble Out Agreement, and Exhibits thereto, dated February 25, 2005, by and between Smart Online, Inc. and The BlueLine Fund
10.41	Form of Subscription Agreement, Registration Rights Agreement, and Dribble Out Agreement, dated August 30, September 10, and September 28, 2004, by and between Smart Online, Inc. and certain investors
10.42*	Indemnification Agreement, dated April ,14 2006, by and between Smart Online, Inc. and David E.Y. Sarna
10.43*	Indemnification Agreement, dated April ,14 2006, by and between Smart Online, Inc. and Joan Keston
10.44*	Indemnification Agreement, dated January 26, 2006, by and between Smart Online, Inc. and Tom Furr
10.45*	Indemnification Agreement, dated January 26, 2006, by and between Smart Online, Inc. and Henry Nouri
10.46*	Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Scott Whitaker
10.47*	Indemnification Agreement, dated January 26, 2006, by and between Smart Online, Inc. and Michael Nouri
21.1	Subsidiaries of Smart Online, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2
Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

* Management contract or compensatory plan.