Form 10-Q
period 2006-06-30
SMART ONLINE INC
filed 2006-08-02
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10-Q
_________________

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

(919) 765-5000
(Registrant's telephone number, including area code)
_________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes     ☑  No     ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
(Check one):     Large Accelerated Filer      ☐          Accelerated Filer     ☐           Non-accelerated Filer     ☑

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     Yes     ☐          No     ☑

As of July 26, 2006, there were approximately 16,537,000 shares of the Registrant's Common Stock outstanding.

Smart Online, Inc.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Smart Online, Inc.
Consolidated Balance Sheets

Assets	March 31, 2006 (unaudited)	December 31, 2005
CURRENT ASSETS:
Cash and Cash Equivalents	$898,521	$1,434,966
Restricted Cash	530,000	230,244
Accounts Receivable, Net	760,912	504,979
Other Accounts Receivable	80,237	74,876
Prepaid Expenses	249,527	370,225
Total Current Assets	2,519,197	2,615,290
PROPERTY AND EQUIPMENT, net	666,376	664,062
INTANGIBLE ASSETS, net	10,787,693	11,032,129
OTHER ASSETS	265,054	246,598
TOTAL ASSETS	$14,238,320	$14,558,079

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts Payable	$1,115,482	$855,904
Short-Term Portion of Capital Lease	12,333	14,707
Short-Term Portion of Subscription Financing Payable	933,623	855,060
Accrued Registration Rights Penalty	237,843	129,945
Current Portion of Notes Payable	3,617,867	2,189,986
Accrued Liabilities	173,240	91,233
Deferred Revenue	598,110	785,324
Total Current Liabilities	6,688,498	4,922,159
LONG-TERM LIABILITIES:
Long-Term Portion of Notes payable	352,785	2,331,152
Subscription Financing Payable	769,498	541,110
Deferred Revenue	74,266	91,027
Total Long-Term Liabilities	1,196,549	2,963,289
Total Liabilities	7,885,047	7,885,448

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 45,000,000 shares authorized, shares issued and outstanding: March 31, 2006 - 16,029,030; December 31, 2005 -15,607,230	16,029	15,607
Additional Paid-In Capital	60,261,759	58,982,617
Accumulated Equity (Deficit)	(53,924,515)	(52,325,593)
Total Stockholders' Equity	6,353,273	6,672,631
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,238,320	$14,558,079

The accompanying notes are an integral part of the consolidated financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
REVENUES:
Integration Fees	$149,743	$129,522
Syndication Fees	68,915	92,040
OEM Revenue	9,000	12,000
Subscription Fees	999,199	15,159
Professional Services Fees	601,967	-
Other Revenues	66,845	4,517
Total Revenues	1,895,669	253,238

COST OF REVENUES	348,932	31,727

GROSS PROFIT	1,546,737	221,511

OPERATING EXPENSES:
General and Administrative	2,156,230	519,036
Sales and Marketing	328,468	294,732
Research and Development	514,386	255,227

Total Operating Expenses	2,999,084	1,068,995

LOSS FROM OPERATIONS	(1,452,347)	(847,484)

OTHER INCOME (EXPENSE):
Interest Income (Expense), Net	(121,576)	5,998
Write-off of Investment	(25,000)	-
Gain on Debt Forgiveness	-	547,341

Total Other Income (Expense)	(146,576)	553,339
NET LOSS	(1,598,923)	(294,145)
Net Loss Attributed to Common Stockholders	$(1,598,923)	$(294,145)
NET LOSS PER SHARE:
Net loss Attributed to Common Stockholders - Basic and Diluted	$(0.11)	$(.02)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic and Diluted	14,984,228	11,829,610

The accompanying notes are an integral part of the consolidated financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,598,923)	$(294,145)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization	335,634	11,093
Amortization of Deferred Financing Costs	42,357	-
Bad Debt Expense	65,317	-
Stock Option Related Compensation Expense	257,464	-
Write-off of Investment	25,000	-
Registration Rights Penalty	107,898	-
Issuance of Warrants	-	19,231
Gain on Debt Forgiveness	-	(547,341)
Changes in Assets and Liabilities:
Accounts Receivable	(354,834)	18,715
Prepaid Expenses	62,789	(44,468)
Other Assets	(596)	41,235
Deferred Revenue	(115,772)	(47,828)
Accounts Payable	237,161	57,809
Accrued and Other Expenses	74,531	12,220
Deferred Compensation, Notes Payable, and Interest	-	(1,091,814)
Net Cash used in Operating Activities	(861,974)	(1,865,293)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Furniture and Equipment	(71,662)	(51,263)
Redemption of Marketable Securities	-	395,000
Net cash provided by (used in) Investing Activities	(71,662)	343,737
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Notes Payable	(547,271)	-
Borrowings from Factors	526,727	-
Repayments to Factors	(304,993)	-
Restricted Cash	(299,756)	-
Issuance of Common Stock	1,022,100	2,735,000
Net Cash provided by Financing Activities	396,807	2,735,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(536,829)	1,213,444
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,435,350	173,339
CASH AND CASH EQUIVALENTS, END OF PERIOD	$898,521	$1,386,783

Supplemental Disclosures:
Cash Paid during the Period for Interest:	$112,399	$154,288

The accompanying notes are an integral part of the consolidated financial statements.

Smart Online, Inc.
Notes to Consolidated Financial Statements - Unaudited

1.  Summary of Business and Significant Accounting Policies

Basis of Presentation- The accompanying balance sheet as of March 31, 2006 and the statements of operations and cash flows for the three months ended March 31, 2006 and 2005 are unaudited. These statements should be read in conjunction with the audited financial statements and related notes, together with management's discussion and analysis of financial position and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. In the opinion of our management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of our statement of financial position as of March 31, 2006, its results of operations and its cash flows for the three months ended March 31, 2006 and 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.  We had accumulated losses of approximately $54 million at March 31, 2006 and will be required to make significant expenditure in connection with continuing development and marketing efforts along with general and administrative expenses including, but not limited to, increased legal fees related to the SEC investigations. We do not expect legal fees related to the internal investigation to significantly increase general and administrative expenses on a going forward basis.  Our ability to continue our operations is dependant upon our raising of capital through equity financing in order to meet our working needs.

These conditions raise substantial doubt about our ability to continue as a going concern, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail its operations. We may raise additional capital by the sale of its equity securities or other financing avenues.

Significant Accounting Policies - In the opinion of our management, the significant accounting policies used for the three-months ended March 31, 2006 are consistent with those used for the years ended December 31, 2005, 2004 and 2003. Accordingly, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on July 11, 2006, for our significant accounting policies.

Description of Business - Smart Online, Inc. was incorporated in the State of Delaware in 1993. We develop and market Internet-delivered Software-as-a-Service (SaaS) software applications and data resources to start and run small businesses. Our subscribers access our products through the websites of our private label syndication partners, including major companies and financial institutions, and our main portal at www.SmartOnline.com.

Fiscal Year - Our fiscal year ends December 31. References to fiscal 2005, for example, refer to the fiscal year ending December 31, 2005.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in our financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued and the period over with revenue is generated. Actual results could differ materially from those estimates.

Software Development Costs- We have not capitalized any direct or allocated overhead associated with the development of software products prior to general release. SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

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

Advertising Costs- We expense all advertising costs as they are incurred. The amount charged to expense during the first quarter of 2006 and 2005 were $42,566 and $136,335, respectively. The 2006 period included $37,915 of barter advertising expenses and the 2005 period reflected $135,000 of barter advertising.

Net Loss per Share- Basic loss per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of redeemable preferred stock, stock options and warrants that are computed using the treasury stock method. We excluded shares issuable upon the exercise of redeemable preferred stock, stock options and warrants from the calculation of common equivalent shares as the impact was anti-dilutive.

Stock-Based Compensation

In December 2004, the FASB issued Statement of Accounting Standard (“SFAS”) No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123R, public companies are required to measure the costs of services received in exchange for stock options and similar awards based on the grant-date fair value of the awards and recognize this cost in the income statement over the period during which an award recipient is permitted to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

We maintain stock-based compensation arrangements under which employees, consultants and directors may be awarded grants of stock options and restricted stock. Prior to January 1, 2006, we accounted for these awards under the provisions of APB No. 25 as permitted under SFAS No. 123. Accordingly, compensation expense for stock options was not recognized because stock options granted had an exercise price equal to or greater than the market price of our common stock on the date of grant.

Effective January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach. Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments that will be granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Upon adoption, we recognize the stock-based compensation of previously granted share-based options and new share based options under the straight-line method over the requisite service period. Total stock-based compensation expense recognized under SFAS No. 123R, was approximately $257,500 for the three months ended March 31, 2006. No stock-based compensation was capitalized in the consolidated financial statements. The fair value of option grants under our plan and other stock option issuance during the quarters ended March 31, 2006 and 2005 was estimated the following weighted-average assumptions:

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Dividend yield	0.00%	0. 00%
Expected volatility	150%	0.00%
Risk free interest rate	4.85%	4.23%
Expected lives (years)	4.9%	9.0%

The expected term of the options represents the estimated period of time until exercise or forfeiture and is based on historical experience of similar awards. Expected volatility is based on the historical volatility of our Common Stock over a period of time. The risk free interest rate is based on the published yield available on U.S treasury issues with an equivalent term remaining equal to the expected life of the option.

Compensation expense is recognized only for option grants expected to vest. We estimate forfeitures at the grant at the date of grant based on historical experience and future expectation.

For periods prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the intrinsic value provisions of APB No. 25. Stock Options are generally granted at prices equal to the fair value of our common stock on the grant dates. Accordingly, we did not record any compensation expense in the accompanying financial statements for the three-months ended March 31, 2005 for its stock-based compensation plans. Had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123R, our net loss attributed to common stockholders and net loss attributed to common stockholders per share for the quarter ended March 31, 2005 would have been changed to the pro forma amounts indicated below:

Three Months Ended March 31, 2005

Net loss attributed to common stockholders:
As reported	$(294,145)
Add: Compensation cost
recorded at intrinsic value
Less: Compensation cost using	(34,052)
the fair value method
Pro forma	$(328,197)

Three months ended March 31, 2005

Reported net loss attributed to common stockholders:
Basic and diluted	$(0.02)

Pro forma net loss per share:
Basic and diluted	$(0.03)

	Shares	Weighted Average Exercise Price

BALANCE, December 31, 2005	2,727,950	$5.34
Forfeited	30,000	3.50
Granted	251,500	7.70
BALANCE, March 31, 2006	2,949,450	$5.73

Recently Issued Accounting Pronouncements

FAS 154 - Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3

In June 2005, the Financial Accounting Standards Board issued FAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement generally requires retrospective application to prior periods’ financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the results of operations or financial position.

2.   PRESENTATION OF SUBSIDIARIES

As more fully detailed in our 2005 Form 10-K, Smart Online completed two acquisitions in October 2005. On October 4, 2005, Smart Online purchased substantially all of the assets of Computility, Inc. (“Computility”). In consideration for the purchased assets, we issued the seller 484,213 shares of our Common Stock and assumed certain liabilities of Computility totaling approximately $1.9 million.  The shares were valued at $7.30 per share which was the median trading price on the acquisition date. The total purchase price, including liabilities assumed, was approximately $5.8 million including approximately $228,000 of acquisition fees.

On October 18, 2005, we completed our purchase of all of the capital stock of iMart Incorporated (“iMart”), a Michigan based company providing multi-channel electronic commerce systems, pursuant to a Stock Purchase Agreement, dated as of October 17, 2005 by and among us, iMart and the shareholders of iMart. We issued to iMart’s stockholders 205,767 shares of our Common Stock and agreed to pay iMart’s stockholders approximately $3,462,000 in cash installments. This amount is payable in four equal payments of $432,866 on the first business day of each of January 2006, April 2006, July 2006 and October 2006. The final installment payment of approximately $1.7 million is payable in January 2007. The shares were valued at $8.825 per share which was the median trading price on the acquisition date. The total purchase price for 100% of the outstanding iMart Incorporated shares was approximately $5.3 million including approximately $339,000 of acquisition fees.

Part of the stock purchase agreement required that cash collected and held by iMart be restricted for the purpose of paying all iMart operating expenses, purchase price installment payments and non-compete payments before any cash can be used by us for other purposes. Accordingly, $530,000 has been classified as restricted cash on the balance sheet as of March 31, 2006.

The financial statements for the three months ended March 31, 2005 do not contain any accounts of these acquired companies as this was a pre-acquisition period. The financial statements for the three months ended March 31, 2006 contain a full quarter of operations of these two acquired companies. Accordingly, the statement of operations for the two periods presented in this form 10-Q can only be compared by taking these acquisitions into account.

Pro forma of Results from Operations (unaudited)

The following pro formas show the results of operations for the first quarter of 2005 if our subsidiaries had been acquired as of January 1, 2005.

	Smart CRM	Smart Commerce	Smart Online	Pro Form (unaudited)
Revenue	$488,603	$862,304	$253,238	$1,604,145
Net Income (Loss)	$(27,927)	$421,744	$(294,145)	$99,672
EPS				$0.01

3.   Industry Segment Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS 131, we have defined three reportable segments, described below, based on factors such as geography, how we manage our operations and how our chief operating decision maker views results.

Smart Commerce, Inc (d/b/a iMart) revenue is derived primarily from the development and distribution of multi-channel e-commerce systems including domain name registration and email solutions, e-commerce solutions, website design and website hosting.

Smart CRM, Inc. (Computility) revenue is derived primarily from the development and distribution of sales force automation and customer relationship management software as well as from software and hardware subscription agreements (software and network maintenance).

Smart Online, Inc. generates revenue from the development and distribution of internet-delivered, SaaS small business applications through a variety of subscription, integration and syndication channels.

We include costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in the Smart Online segment which includes the parent or corporate segment.

At December 31, 2005, we considered Smart Online, Inc. to have operated as one segment, primarily due to the fact that the acquisitions that now make up our reportable segments were only acquired in October of 2005 and management at that time was actively involved in the planning and allocation of resources. Upon integrating the newly acquired subsidiaries’ operations, we have deemed Smart Online to now operate in segments. No segment information is presented for the three months ended March 31, 2005 as this period was pre-acquisition and Smart Online was operating in one segment.

The following tables show our financial results by reportable segment for the three months ended March 31, 2006:

	Smart Online, Inc.	Smart CRM, Inc.	Smart Commerce, Inc.	Consolidated
REVENUES:
Integration Fees	$149,743	$-	$-	$149,743
Syndication Fees	68,915	-	-	68,915
Subscription Fees	20,457	453,525	525,217	999,199
Professional Services Fees	-	30,236	571,731	601,967
Other Revenues	9,567	53,949	12,329	75,845
Total Revenues	248,681	537,710	1,109,277	1,895,669

COST OF REVENUES	17,815	246,829	84,288	348,932

OPERATING EXPENSES	2,236,644	285,827	476,613	2,999,084

OPERATING INCOME	(2,005,778)	5,054	548,376	(1,452,347)

OTHER INCOME (EXPENSE)	(74,760)	(47,115)	(24,701)	(146,576)

NET INCOME/(LOSS) BEFORE INCOME TAXES	$(2,080,538)	$(42,061)	$523,675	$(1,598,923)

TOTAL ASSETS	$7,113,587	$5,791,603	$1,333,130	$14,238,320

4.    SEC INVESTIGATION

On January 17, 2006, the SEC temporarily suspended the trading of our securities. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for the our stock By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result of the SEC’s suspension, NASDAQ withdrew its acceptance of our application to have our common stock traded on the NASDAQ Capital Market Simultaneously with the suspension, the SEC advised us that it is conducting a non-public investigation. While we continue to cooperate with the SEC, we are unable to predict at this time whether the SEC will take any adverse action against us. In March 2006, our Board of Directors authorized its Audit Committee to conduct an internal investigation of matters relating to the SEC suspension and investigation. The Audit Committee retained independent outside legal counsel to assist in conducting the investigation. See Note 11 - Subsequent Events for additional details about these two matters.

5.   CURRENT ASSETS

Receivables

We evaluate the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on management's assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. Based on these criteria, management has recorded an allowance for doubtful accounts of approximately $65,000 and $0 as of March 31, 2006 and December 31, 2005, respectively.

Restricted Cash

Under the terms of the purchase agreement between iMart and us, cash collected by iMart is restricted so that cash can only be used for the following purposes, in the order of priority presented: (1) to fund the operating expenses of Smart Commerce, Inc. (d/b/a iMart), our wholly owned subsidiary, (2) to fund purchase price installment payments, and (3) to fund non-compete installment payments. Only after all these funding requirements are met are we permitted to use excess cash for general operating purposes. At March 31, 2006, $530,000 was classified as restricted.

6.   INTANGIBLE ASSETS

Intangible assets consists primarily of intangibles acquired during the Computility and iMart acquisitions which occurred in October 2005. In addition to these assets acquired, we have copyrights and trademarks related to certain products, names and logos used throughout our product lines. The assets acquired through the acquisitions include customer bases, technology, non-compete agreements, trade names, workforces in place, and goodwill. Trade names, work forces in place, and goodwill are not subject to amortization and for the purpose of presentation, work forces in place are combined with goodwill.

Asset Category	Value Assigned	Residual Value	Weighted Avg Useful Life	Accumulated Amortization At 3/31/06	Carrying Value At 3/31/06
Customer Base	$ 2,504,989	$0	5.9	$ 228,907	$ 2,276,082
Technology	$ 1,249,842	$0	3	$ 208,554	$ 1,041,288
Non-Compete	$ 891,785	$0	3.9	$ 106,871	$ 784,914
Copyright & Trademark	$ 50,339	$0	10	$ 35,392	$ 14,947
Trade Name *	$ 1,180,499	n/a	n/a	n/a	$ 1,180,499
Work Force & Goodwill *	$ 5,489,963	n/a	n/a	n/a	$ 5,489,963
TOTALS	$ 11,367,417			$579,724	$10,787,693

* Trade Name and Work Force & Goodwill are not subject to amortization and are deemed to have an indefinite life in accordance with SFAS No.142 - Goodwill and Other Intangible Assets.

Goodwill was calculated as the difference between the purchase price of the and the value of the identifiable tangible and intangible assets acquired. Trademarks and copyrights were capitalized using the costs of all legal and application fees incurred.

For the three months ended March 31, 2006 and 2005, the aggregate amortization expense on the above intangibles was approximately $242,086 and $1,079, respectively.

7.    NOTES PAYABLE

As of March 31, 2006, we had Notes Payable totaling $5,673,773. The detail of these notes is as follows:

Note Description	S/T Portion	L/T Portion	Total	Maturity	Rate
iMart Purchase Price Note	$2,845,020	-	$2,845,020	Jan 2007	8.0%
iMart Non-Compete Note	349,368	281,094	630,462	Oct 2007	8.0%
Acquisition Fee - iMart	199,986	9,191	209,177	Oct 2007	8.0%
Acquisition Fee - Computility	148,493	-	148,493	Mar 2007	8.0%
Subscription Factor Payable	933,623	769,498	1,703,121	Various thru 2008	9% - 10.5%
Floor Plan Agreement	75,000	62,500	137,500	Feb 2008	Prime+4

As detailed in our Annual Report on Form 10-K for fiscal 2005, the iMart stock purchase agreement called for certain cash installment payments to be made to iMart’s selling individuals. The final installment payment of approximately $1.7 million is payable in January 2007. Accordingly, such amount was classified as part of long-term liabilities at December 31, 2005. As of March 31, 2006, such amount is classified as a current liability.

8. Stockholders' Equity

Common Stock and Warrants

On March 30, 2006, we sold 400,000 shares of its common stock to Atlas Capital, S.A., an existing stockholder, for a price of $2.50 per share resulting in gross proceeds of $1,000,000. We incurred immaterial issuance costs related to this stock sale. As part of this sale, Atlas received contractual rights to purchase shares at a lower price should we enter into a private placement agreement in the future in which we sell shares of our common stock for less than $2.50 per share. In connection with this financing, Berkley Financial Services, Ltd. (“Berkley”) may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

During the first quarter of 2006, warrants to purchase 7,500 shares of our common stock expired. In March 2006, there was a cashless exercise of a warrant to purchase 10,000 shares of our common stock, resulting in the issuance of 4,800 shares. Also in March 2006, four warrants to purchase a total of 17,000 shares of our common stock were exercised on a cash basis, resulting in the issuance of 17,000 shares and gross proceeds of $22,100 to us. We incurred immaterial costs related to these exercises.

Stock Option Plans

We maintain three equity compensation plans. During the first quarter of 2006, we issued a total of 251,500 options to employees. Of these options, a total of 100,000 were issued to two officers of the Company. A total of 201,500 options were granted with a strike price of $9.00 and the fair market value on the date of grant was also $9.00. The March 21, 2006, grant to purchase 50,000 shares of common stock was granted to a newly elected officer. The strike price and fair market value on the date of grant was $2.50. All options vest over five (5) years and have a ten (10) year life.

The following is a summary of the status of the plan and stock option activity:

The following table summarizes information about stock options outstanding at March 31, 2006:

				Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
From $1.30 to $1.43	670,000	2.8	$ 1.40	670,000	$ 1.40
From $2.50 to $3.50	517,500	7.1	$ 3.40	245,873	$ 3.50
$5.00	286,700	8.6	$ 5.00	124,700	$ 4.95
From $7.00 to $7.75	200,500	9.4	$ 7.17	64,250	$ 1.68
From $8.20 to $8.61	811,750	9.2	$ 8.57	10,000	$ 8.61
From $9.00 to $9.82	463,000	5.5	$ 9.46	55,000	$ 9.82

Dividends

We have not paid any cash dividends through March 31, 2006.

9. Major Customers and Concentration of Credit Risk

We derive a significant portion of our revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues:

		3 Months Ended March 31, 2006
		Revenues	% of Total Revenues
Customer A	Professional Services	$537,760	28%
Customer B	Subscription	521,809	28
Others	Various	836,100	44
Total		$1,895,669	100%

		3 Months Ended March 31, 2005
		Revenues	% of Total Revenues

Customer	Integration/Barter	41,250	16.3%
Customer	Syndication/Barter	26,727	10.6%
Customer	Syndication/Barter	34,688	13.7%
Customer	Syndication	30,625	12.1%
Others	Various	119,948	47.3%
Total		$253,238	100.0%

We had one customer that accounted for $337,995, or 44%, of net receivables at March 31, 2006. Another customer accounted for $105,971, or 14%, of net receivables at March 31, 2006; and in the first quarter of 2006, we learned that this customer underwent a restructuring that could result in a decrease of approximately 30% in their business for our e-Commerce applications. We had one customer that accounted for 100% of receivables at December 31, 2005.

10. Commitments and Contingencies

We did not pay our payroll taxes for the period from the fourth quarter of 2000 through the fourth quarter of 2003. In March 2004, we notified the Internal Revenue Service of our delinquent payroll tax filings and voluntarily paid the outstanding balance of our payroll taxes in the amount of $1,003,830 plus accrued interest of $122,655 to the Internal Revenue Service. The Internal Revenue Service notified us that we owed penalties plus accrued interest related to the above matter. At December 31, 2004, we had recorded a liability for accrued penalties and interest of $573,022. On February 18, 2005, the Internal Revenue Service agreed to accept our offer in compromise (Form 656) in settlement of all of our outstanding federal tax liabilities. Pursuant to the terms of the agreement, we agreed to pay $26,100, surrender all credits and refunds for 2005 or earlier tax periods, and remain in compliance with all federal tax obligations for a term of five years. We paid $26,100 to the Internal Revenue Service on February 25, 2005, as required under the settlement terms. As a result of the settlement, we recorded a gain on legal settlement of approximately $547,000 during the first quarter of 2005.

On August 30, 2002, we entered into a reseller agreement with Smart IL Ltd., formerly known as Smart Revenue Europe Ltd., an Israel based software company that specialized in secured instant messaging products (“SIL”), whereby SIL paid us $200,000 for nonexclusive rights to distribute our products in certain foreign territories in exchange for our marketing support and a twenty percent (20%) commission from the gross sales generated by SIL. Under the terms of this agreement, we are to collect the revenue, if any, from SIL’s customers and then make the required payments to SIL. On May 1, 2003, this reseller agreement was terminated. However, under the terms of that termination agreement, certain payment obligations of us to SIL survive termination with regard to a limited number of prospective business candidates. Under our integration agreement with SIL, dated April 2003, we would have to issue Doron Roethler 80,000 shares of our common stock if we integrate certain third party products into our own, and we may have to pay SIL a portion of revenue from sales of products and services of SIL through a revenue sharing arrangement.

During August 2005, we acquired rights to an accounting software engine from a software development company and co-developed our accounting software application with that developer. We have exclusive rights to the accounting application, and non-exclusive rights to the software engine included in the application. In connection with this agreement, we agreed to pay the developer up to $512,500 and issue up to $287,500 worth of our Common Stock based upon the developer attaining certain milestones. As of March 31, 2006 the developer had earned and been paid $255,000 ($225,000 in cash and $30,000 of our Common Stock). Although this product was integrated into the OneBizSM application suite in December 2005, we did not accept the completion of the software application because, in our judgment and based on feedback we received from both customers and an accounting consultant, certain modifications and features were needed to improve the usability of the accounting application. As a result, we are continuing to work with the software development company to complete and improve the accounting application. Under an amendment to this agreement, on May 5, 2006 we deposited $37,500 into escrow, which will be released to the software development company upon acceptance of the accounting application. Also upon acceptance, we have agreed to pay the developer the remaining $257,500 of our common stock, at a per share price of $8.88, with $250,000 in two equal installments to be paid up to 100 days after acceptance and up to 190 days after acceptance.

In connection with private sales of our common stock to Atlas Capital, S.A. and The BlueLine Fund during the first half of 2006, Berkley may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005. No amounts have been accrued related to these matters. Also, we are currently negotiating with Berkley to modify the consulting agreement we entered into with Berkley. We are seeking a release from Berkley of any and all claims to the shares of common stock issued to them.  Berkley would be allowed to keep the entire cash fee paid to Berkley under its investor relations contract.  There can be no assurance we will be successful in achieving these goals. Also, if we are successful, we may suffer adverse treatment for this transaction or the accounting treatment may be challenged by the SEC or others.

11. Subsequent Events

On May 31, 2006, we entered into a “Settlement Agreement” with General Investments Capital, Ltd. (“GIC”) with regard to a ”Consulting Agreement,” dated October 26, 2005. Under the Consulting Agreement, GIC was to receive 625,000 shares of our common stock (the “Shares”) and a cash payment of $250,000 (the “Cash Fee”) for investor relations consulting services. We paid the entire $250,000, and the 625,000 shares were issued to GIC, but were never delivered. Under the Settlement Agreement, GIC agreed, in part, to release its claim to the Shares, but retained the entire Cash Fee as consideration for services performed under the Consulting Agreement and for entering into the Settlement Agreement. The terms of this Settlement Agreement are more fully set forth in our Current Report on Form 8-K filed on June 6, 2006, and that form is hereby incorporated by reference.

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

On July 7, 2006, the independent outside legal counsel conducting our internal investigation shared final findings with the Audit Committee, which were then shared with the full Board of Directors. The Audit Committee did not conclude that any of our officers or directors have engaged in fraudulent or criminal activity. However, it did conclude that we lacked an adequate control environment, and has taken action to address certain conduct of management that was revealed as a result of the investigation. The Audit Committee concluded that the control deficiencies primarily resulted from our transition from a private company to a publicly reporting company and insufficient preparation for, focus on and experience with compliance requirements for a publicly reporting company. As one of the results of these findings, Mr. Jeffrey LeRose was appointed to the position of non-executive Chairman of the Board of Directors to separate the leadership of the Board of Directors from the management of the Company, which is a recommended best practice for solid corporate governance. Mr. Nouri has stepped down as Chairman of the Board of Directors, but will continue to serve as our president, chief executive officer and as a member of the Board of Directors. A discussion of the significant deficiencies that were identified by the Audit Committee and related remediation efforts can be found in Item 9A of our 2005 Form 10-K.

After the end our fiscal year, two of our directors resigned because of the time commitments required to adequately perform their duties as a directors, and the Audit Committee is currently made up of one independent director. Our Audit Committee is currently conducting a search for additional independent Board members.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in Management's Discussion and Analysis of Financial Condition as Results of Operations (“MD&A”) and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of foreign currency exchange rate and interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects, “anticipates,” “projects,” “intends,” “plans,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We develop and market Internet-delivered Software-as-a-Services (“SaaS”) software applications and data resources for small businesses. We reach small businesses through syndication arrangements with other companies that private-label our software applications through their corporate web sites and our own website, www.smartonline.com. Our syndication relationships provide a cost and time efficient way to market our products and services to the small business sector.

At December 31, 2005, we considered Smart Online, Inc. to operate as one segment, primarily due to the fact that the acquisitions that now make up our reportable segments were only acquired in October 2005 and management, at that time, was actively involved in the planning and allocation of resources.  Upon integration of these operations, we now deem Smart Online to operate in segments.

Except as noted below, all financial information for periods prior to our acquisition of Computility, Inc. (“Computility”) and iMart Incorporated (“iMart”) contained in this section refer to the financial performance of Smart Online only, and does not include the financial performance of either Computility or iMart before the acquisitions occurred in October of 2005. All financial information for periods after these acquisitions include the financial performance of the businesses we acquired, unless otherwise noted.

Sources of Revenue

We currently derive revenue from the following sources:

•
Subscription Fees - Monthly fees charged to customers for access to our suite of applications, including those applications acquired in the iMart and Computility acquisitions. Subscription fees through our syndication partners will be the primary focus of our revenue growth strategies. Revenue from subscription fees represented $999,199 or 53% of our total revenue for the first quarter of 2006, as compared to $15,159 or 6% of our total revenue for the first quarter of 2005.

•
Integration Fees - Fees charged to partners to integrate their products into our syndication platform. Integrating third-party content and products has been a key component of our strategy to continuously expand and enhance its platform offered to syndication partners and our own customer base. Revenue from integration fees represented $149,743 or 8% of our total revenue for the first quarter of 2006, as compared to $129,522 or 51% of our total revenue for the first quarter of 2005. As our focus shifts to increasing revenue from subscription fees, we anticipate a decrease in revenue from integration fees for the foreseeable future.

•	Syndication Fees - Fees consisting of:

•	Fees charged to syndication partners to create a customized private-label site.

•	Barter revenue derived from syndication agreements with media companies.

Our syndication agreements also provide that we receive a percentage of the revenue generated by our partners from their websites, which are classified as subscription fees. We receive substantial revenue from one of these revenue sharing agreements. These agreements also include bartering arrangements for advertising and joint marketing programs to take advantage of discounted advertising rates and to provide an opportunity for revenue sharing. While we intend to derive a majority of our syndication revenue from traditional non-barter transactions, we will evaluate barter transactions on a case-by-case basis. Revenue from syndication fees represented $68,915 or 4% of our total revenue for the first quarter of 2006, as compared to $92,040 or 36% of our total revenue for the first quarter of 2005. As our focus shifts to increasing revenue from subscription fees, we anticipate a decrease in revenue from syndication fees for the foreseeable future.

•
Professional Service Fees - Fees charged to customers for consulting services and services rendered and charged for on an hourly or contractual basis. Professional fees are currently generated by iMart, through services such as website design and IT consulting services, as well as by Computility through services such as networking consulting services. Revenue from professional service fees represented $601,967 or 32% of our total revenue for the first quarter of 2006, as compared to $0 or 0% of our total revenue for the first quarter of 2005.

•
OEM Revenues - OEM revenues consist of royalties paid for a license to distribute some of our software products. OEM revenues represented $9,000 or 0.5% of our total revenue for the first quarter of 2006, as compared to $12,000 or 5% of our total revenue for the first quarter of 2005.

•	Other revenues consist primarily of traditional shrink-wrap sales, which are not a significant revenue source for us.

We are planning to engage in cross selling our services to customers of the two businesses we acquired in October of 2005 as part of our integration process. However, this initiative is not in place as we focus on other aspects of the integration. We started evaluating the potential of cross-selling during the second half of 2006.

Subscription revenues are comprised of sales of subscriptions directly to end-users, or to others for distribution to end-users, hosting and maintenance fees, and e-commerce website design fees. Subscription sales are made either on a subscription or on a “for fee” basis. Subscriptions, which include access to most of our offerings are payable in advance on a monthly basis and are targeted at small companies. Additional time is required to leverage existing and new syndication partners and to invest more on marketing and sales before significant revenue is generated.  During past years, most of our users have been given free use of our products for extended time periods. During the fourth quarter of 2005, we changed that policy to a limited 30-day free use period, after which we terminate access for users who fail to become paid subscribers. We expect lower fees from subscribers at the private label syndication websites of our partners since our agreements call for us to share revenue generated on each respective site. We began to offer our suite of OneBizSM software applications on November 4, 2005 on our own website, and have migrated the syndication site of one of our partners to OneBizSM and plan to migrate all of the OneBizSM applications to our other syndication sites.  In May of 2006, we released a simplified version of our SFA/CRM application as part of the subscription to our suite of applications available on our core website. We are evaluating whether we can integrate certain parts of our new e-Commerce software applications into our application suite during 2006. Until then, these applications will be offered only on a “for fee” basis through our wholly owned subsidiary, Smart Commerce, Inc. (d/b/a iMart).  These and other “for fee” services allows customers to purchase for one-time use of a specific software or content service.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of the fee from integration is received upfront. Our contracts are typically non-cancelable, though customers usually have the right to terminate their contracts for cause if we fail to perform. We generally invoice our paying customers in annual or monthly installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded as accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. Online marketing, which consists of marketing services provided to our integration and syndication partners, in the past generated additional revenue. In addition, certain users have requested that Smart Online implement online marketing initiatives for them, such as promoting their products through Google or Overture Services. Online marketing has not been a material source of past revenue. We intend to seek an increase in the level of online marketing services in the future. We have not signed a new significant strategic partner relationship for the applications we sell via our OneBizSM platform since the beginning of the second quarter of 2005. We plan to enter into new integration and syndication agreements that are advantageous to improving our business and increasing our subscription revenue.

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

OEM revenues are recorded based on the greater of actual sales or contractual minimum guaranteed royalty payments. Smart Online records the minimum guaranteed royalties monthly and receives payment of the royalties on a quarterly basis, thirty days in arrears. To the extent actual royalties exceed the minimum guaranteed royalties, the excess is recorded in the quarter Smart Online receives notification of such additional royalties. Revenues from OEM arrangements are reported and paid to Smart Online on a quarterly basis and are subject to certain contractual minimum volumes

For additional information, please refer to the “Revenue” section of the “Overview of Results of Operations for the Quarters Ended March 31, 2006 and 2005,” below.

Cost of Revenues

Cost of revenue is comprised primarily of salaries associated with maintaining and supporting integration and syndication partners and the cost of an external hosting facility associated with maintaining and supporting integration and syndication partners. Additionally, during 2005, a portion of cost of revenue included third-party fees. Historically, we do not capitalize any costs associated with the development of our products and platform. SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

Operating Expenses

Our operating expenses included expenses for research and development, sales and marketing, and general and administrative costs. Our net loss for the first quarter of 2006 was primarily the result of an increase of $1,637,194, or 315%, in general and administrative expenses over the first quarter of 2005.

Research and Development. Research and development expenses consist primarily of salaries for our development team. We have historically focused our research and development activities on increasing the functionality and enhancing the ease of use of our on-demand application service. For example, we are improving our accounting application and we recently redesigned our website to increase the ease of accessing our services. Because of our proprietary, scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies. We expect this to be particularly true during 2006. In 2006, we integrated a simplified version of the SFA/CRM application we acquired from a recent acquisition into our application suite. We are currently evaluating whether we will integrate the e-Commerce applications we acquired in our other recent acquisition.

Sales and Marketing . Sales and marketing expenses consist primarily of salaries for sales and marketing staff and other advertising related expenses. We expect these expenditures to increase significantly, assuming we are successful in raising capital in 2006, as we launch and begin marketing our latest version of the applications. We have also embarked on an effort to develop programs where media companies provide our Private Label Syndication services to their small business end users. We began targeting small business media companies in the first quarter of 2004, such as Inc. Magazine, FastCompany Magazine, and Business Week, who have small business customer bases. The strategy is to implement Private Label Syndication platforms in exchange for advertising and joint marketing programs with these companies. We expect to create certain types of these arrangements in the future with media companies who offer the ability to reach small business customers and will assist in off-setting our outlay of cash for print and online advertising and marketing while providing reduced advertising prices.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. We plan to increase penetration within our existing private label customer base, expand our domestic selling and marketing activities, build brand awareness and participate in additional marketing programs. If we are able to raise additional capital, we expect that in the future, marketing and sales expenses will increase in absolute dollars and will be a significant cost. However, we anticipate that raising such capital will be difficult, and we can offer no assurances that we will be successful in our efforts to do so.

General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and accounting, human resources, professional fees, and other corporate expenses, including facilities costs. We expect that in the future, general and administrative expenses will increase as we add administrative and finance personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company. Non-recurring general and administrative expenses are also expected to increase as a result of legal fees related to the SEC’s suspension of trading of our securities and the continuing SEC matter. We expect to incur increased and significant costs in upcoming periods related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and the implementation of changes made in our internal controls and procedures as detailed in Item 9A of or Annual Report on Form 10-K for fiscal 2005, filed with the SEC on July 11, 2006.

As of January 1, 2006, our operating expenses include stock-based expenses related to options and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. We will continue to use the Black Scholes fair value pricing method as had been previously used for our pro forma disclosures prescribed by SFAS 123R prior to its official January 1, 2006 adoption date. For periods prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, we were not required to compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of the grant. Accordingly, we did not record any compensation expense in the accompanying financial statements for the three-months ended March 31, 2005 for our stock-based compensation plans.

Factoring Agreements

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically re-evaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. Management has consistently applied the same critical accounting policies and estimates which are fully described in our Annual Report on Form 10-K for the year ended December 31, 2005, which is hereby incorporated by reference.

Overview of Results of Operations for the Quarters Ended March 31, 2006 and 2005

The following table shows our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005

REVENUES:
Integration fees	7.90%		51.15%
Syndication fees	3.64%		36.35%
OEM revenue	0.47%		4.74%
Subscription Fees	52.71%		5.99%
Professional Services Fees	31.75%		0.00%
Other revenues	3.53%		1.78%
Total revenues	100%		100.00%

COST OF REVENUES	18.41%		12.53%

GROSS PROFIT	81.59%		87.47%

OPERATING EXPENSES:
General and administrative	113.74%		204.96%
Sales and marketing	17.33%		116.39%
Development	27.13%		100.79%

Total operating expenses	158.20%		422.13%

LOSS FROM OPERATIONS	(76.61%	)	(334.66%	)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(6.41%	)	2.37%
Write-off of Investment	(1.32%	)	0.00%
Gain on debt forgiveness	0.00%		216.14%

Total other income (expense)	(7.73%	)	218.51%

Revenue. Total revenue was $1,895,669 for the first quarter of 2006 compared to $253,238 for the first quarter of 2005 representing an increase of $1,642,431 or 649%. This increase is primarily attributable to revenue from our two newly acquired subsidiaries; specifically, $537,710 of revenue from Computility and $1,109,277 of revenue from iMart. The revenue generated by these two subsidiaries is generally composed of subscription fees and professional services fees related to domain name subscriptions, e-commerce or networking consulting or network maintenance agreements. There was no comparable revenue generated by these two subsidiaries for the first quarter of 2005 as that was a pre-acquisition period.

Subscription revenues increased 6,491% to $999,199 for the first quarter of 2006 from $15,159 for the first quarter of 2005. This increase was primarily due to $525,217 in subscription revenue from iMart and $453,525 of subscription revenue from Computility. In the first quarter of 2006, we learned that one customer that accounted for approximately $522,000, or 28%, of subscription revenue at March 31, 2006, underwent a restructuring that could result in a decrease of approximately 30% in their business for our e-Commerce applications. In addition, there was an immaterial increase in subscription revenue from Smart Online’s sale of online subscriptions to OneBiz.

Revenue from professional services fees increased to $601,967 for the first quarter of 2006 from $0 for the first quarter of 2005. This increase was primarily due $571,731 of revenue from professional services fees generated by iMart, of which approximately $450,000 was a one time payment for a perpetual license. In addition, $30,236 of revenue from professional services fees was generated by Computility.

Integration revenues increased 16% to $149,743 for the first quarter of 2006 as compared to $129,522 for the same period in 2005. This increase is primarily due to fees from three integration agreements, each of which accounted for greater than 10% of total first quarter revenues. The 2006 and 2005 periods also included $5,000 and $46,250 of revenue derived from barter transactions, respectively. As revenue from integration agreements is recognized over the terms of the agreements, the increase in revenue is attributable to the terms and timing of the agreements, and does not reflect actual cash flow. We had nine integration agreements and five integration agreements at March 31, 2005 and March 31, 2006, respectively. One of these five integration agreements was not renewed and therefore expired in the first quarter of 2006.

Syndication revenue decreased 25% to $68,915 for the first quarter of 2006 as compared to $92,040 for the same period in 2005. This decrease was primarily due to timing differences in revenue recognition on the same contracts relating to the beginning or termination of a contract. The 2006 and 2005 periods included $38,290 and $61,415 of revenue derived from barter transactions, respectively. Similarly, as revenue from syndication agreements is recognized over the terms of the agreements, the increase in revenue is attributable to the terms and timing of the agreements and does not reflect actual cash flow. We had six syndication agreements and six syndication agreements at March 31, 2005 and March 31, 2006, respectively.

Other revenue increased 1,380% to $66,845 for the first quarter of 2006 from $4,517 for the first quarter of 2005. This increase is primarily due to other revenue sources of our newly acquired subsidiaries; specifically $53,949 and $12,329 of “Other Revenue” for Computility and iMart, respectively.

Cost of Revenue

Cost of revenue increased $317,205, or 999%, to $348,932 in the first quarter of 2006, up from $31,727 in the first quarter 2005, primarily as a result of the inclusion of the cost of revenues of our subsidiaries; specifically $246,829 and $84,288 for Computility and iMart, respectively, for the three months ended March 31, 2006.

Operating Expenses

Operating expenses increased to $2,999,084 for the first quarter of 2006 from $1,068,995 during the first quarter of 2005. The principal factors resulting in the increase in operating expense were (1) an increase in legal and professional fees included in general and administrative expenses related to both the increased expense of being a public company as well as increased legal fees related to the SEC investigation as well as our own internal investigation, (2) consulting fees, and additional sales staff in sales and marketing, (3) additional programming, database management, quality assurance, and project management resources in the development function to support the on-going development of the OneBizSM product, (4) the inclusion of compensation expense related to options which are now accounted for under SFAS 123R, and (5) the inclusion of amortization expense related to the intangible assets acquired as part of the iMart and Computility acquisitions. The following table sets forth our the three primary components of our operating expenses for the first quarter of 2006 and 2005, respectively:

	For the three months ended March 31
	2006	2005
Operating Expenses
General and administrative	$2,156,230	$519,036
Sales and marketing	328,468	294,732
Development	514,386	255,227
Total Operating Expenses	$2,999,084	$1,068,995

General and Administrative- General and administrative expenses increased by $1,637,194, or 315%, to $2,156,230 for the first quarter of 2006 from $519,036 in the same quarter of 2005. This increase was primarily due to approximately $289,000 of additional amortization expense related to the intangible assets acquired from Computility and iMart; approximately $470,000 of additional legal expense related to the SEC matter and our own internal investigation; approximately $156,000 of additional wages related to additional administrative personnel; approximately $257,500 of additional compensation expense related to stock options as accounted for under the newly adopted SFAS No. 123R; increase of approximately $64,000 of bad debt expense; approximately $20,000 of additional insurance expense related to the creation of our in-house legal department; approximately $22,000 for an independent appraisal of intangible assets acquired from Computility and iMart, that was performed in the first quarter of 2006; and approximately $50,900 for market research on our securities.

We are currently disputing our insurance carrier’s refusal to cover certain legal expenses related to the SEC matter. We contend that these legal expenses should be reimbursed by our insurance carrier. Because the outcome of this dispute is unclear, we have expensed all legal costs incurred and we will account for any insurance reimbursement, should there be any, in the period such amounts are reimbursed. In the second quarter of 2006, our insurance carrier made payments of approximately $380,000.

Sales and Marketing- Sales and marketing increased to $328,468 in the first quarter of 2006 from $294,732 in the first quarter 2005, an increase of $33,736, or 10%. This increase is primarily due to the addition of $36,877 and $116,907 of first quarter sales and marketing expense of Computility and iMart, respectively, offset by a reduction in Smart Online’s barter advertising expense of approximately $135,000.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. Assuming we are successful in raising additional capital, we plan to invest heavily in marketing and sales by increasing the number of direct sales personnel and increasing penetration within our existing customer base, expanding our domestic selling and marketing activities, building brand awareness and participating in additional marketing programs.

Research and Development- Research and development expense increased to $514,387 in the first quarter of 2006 from $255,227 in the first quarter of 2005, an increase of approximately $259,160 or 102%. This increase is primarily due to the inclusion of the research and development expense of our subsidiaries of approximately $85,000 and $160,000 for Computility and iMart, respectively. We expect development expenses to increase during the last three quarters of 2006 as a result of anticipated hiring of additional development personnel.

Other Income (Expense)

The following table sets forth the three main components of other income (expense) for the first quarter of 2006 and 2005, respectively:

	2006	2005
Other Income & Expenses
Interest expense, net	$(121,576)	$5,998
Write-off of Investment	(25,000)	-
Gain from debt forgiveness	-	547,341
Total Other Income & Expenses	$(146,576)	$553,339

We incurred net interest expense of $121,576 during the first quarter of 2006 and $5,998 of net interest income during the first quarter of 2005. Interest expense increased as a direct result of the notes payables related to the iMart and Computility acquisitions, including notes related to non-compete agreements. Also included is approximately $47,000 of interest expense related to Computility’s Subscription Factor Payable. The first quarter 2005 interest income totaling $5,998 was from interest earned on money market account deposits.

We realized a gain of $546,922 during the first quarter of 2005 from negotiated and contractual releases of outstanding liabilities. During the first quarter of 2005, the gain resulted from a settlement of Internal Revenue Service claims for penalty and interest. There was no gain from debt forgiveness in the first quarter of 2006.

One of the assets purchased as part of the iMart acquisition was a $25,000 investment in a privately held company that was a customer of iMart’s. Management determined that it is likely that such investment is currently worthless, so the entire $25,000 investment has been written off. We also reserved for 100% of the accounts receivable due from that customer of approximately $63,000.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first quarter of 2006 or fiscal 2005 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. We have approximately $35,000,000 in net operating loss carryforwards, which may be utilized to offset future taxable income.

Liquidity and Capital Resources

At March 31, 2006, our principal sources of liquidity were cash and cash equivalents totaling $898,521 and accounts receivable and other receivables of $841,149. As of July 21, 2006, our principal sources of liquidity were cash and cash equivalents totaling approximately $863,000 and accounts receivable of approximately $305,000. However, $125,000 of our cash is restricted and can only be used to pay the installment of $530,000 due under the iMart acquisition contract at the beginning of October 2006. We do not have a bank line of credit.

At March 31, 2006, we had working capital deficit of approximately $4.2 million. Our working capital is not sufficient to fund our operations beyond the end of September 2006, unless we substantially increase our revenue, limit expenses or raise substantial additional capital.

Our primary source of liquidity during 2005 and the first quarter of 2006 has been from sales of our securities. During 2005, we generated net cash from financing activities, including the sales of common stock, of approximately $7.7 million. During the same period we consumed approximately $6.4 million of cash in operations. During the first quarter of 2006, we raised an additional $1 million of proceeds through the sale of additional shares of common stock, and $22,100 on the exercise of warrants. In addition, we raised approximately $527,000 through the factoring of receivables of our wholly owned subsidiary, Smart CRM. Subsequent to March 31, 2006, we raised an additional $1.25 million through the sales of additional shares of Common Stock to two existing investors. All proceeds were used to pay existing operating liabilities and to fund current operations.

Our long term debt obligations consist primarily of payments to be made under the terms of the iMart acquisition and the factoring of several subscription agreements through Smart CRM. For further information about these obligations, please see Note 7 to the Consolidated Financial Statements. Our capital lease obligations relate primarily to a piece of equipment by our wholly owned subsidiary Smart CRM, while our operating lease expenses consist primarily of office leases for both Smart Online and Smart CRM. Our purchase obligations consist primarily of payments relating to the co-development of our accounting application. The following chart summarizes these contractual obligations:

	Payments Due by Period
	Total	Less than 1-year		1 - 3 years	3 - 5 years	More than 5-years
Long-Term Debt Obligations	$5,673,773	$4,551,490		$1,122,283	$-	$-
Capital Lease Obligations	12,333	12,333		-	-	-
Operating Lease Obligations	129,340	129,340		-	-	-
Purchase Obligations	287,500	287,500	(1)(2)	-	-	-

(1) This amount relates to the rights we acquired when we co-developed our accounting application with a developer. This amount includes three payments in the following amounts: $37,500, $125,000, and $125,000. These payments are due within 30, 90, and 180 days, respectively, of our acceptance of the accounting application. Although exact payment dates are uncertain, they are included as short term to be conservative.

(2) This amount does not include the requirement that we issue approximately 28,360 shares of our common stock to the accounting application co-developer.

As a result of the 2006 cash infusions from stock sales, factoring arrangements, settlement of various claims and lawsuits, and based upon current cash-on-hand and contracts signed to date, our management believes we have sufficient working capital to fund operations into September 2006. Management is actively evaluating additional financing options for 2006, including investment from existing and new shareholders, signing additional syndication partners, signing additional integration partners, and continuing to grow our base of subscription customers.

Deferred Revenue. At March 31, 2006, we had deferred revenue totaling $672,376, net of offsetting amounts receivable. Deferred revenue represents amounts collected in advance of the revenue being recognized. Based upon current conditions, we expects that approximately 89% of this amount will be recognized in 2006 with the remainder expected to be recognized during 2007.

Going Concern. Our auditors have issued an explanatory paragraph in their report included in our Annual Report on Form 10-K for the year ended December 31, 2005 in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. As discussed below, management has plans which it believes will enable us to raise capital and generate greater cash flows from operations. However, there can be no assurance that these efforts will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Fiscal 2006 Outlook. With the release of our OneBizSM platform, the integration of the businesses we acquired in October 2005, and the expenses associated with becoming a public company, we believe our capital requirements in 2006 and beyond will be greater than in past years. As such, our historical cash flows may not be indicative of future cash flows.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, and the market acceptance of our services.

If we are successful in signing new contracts during the remainder of 2006, we anticipate our receivables and collections from integration, syndication, and end-user licensing opportunities to increase significantly starting the first quarter of 2007.

Until the fourth quarter of 2005, we allowed most of our web-based products to be used without charge for extended time periods. This gained us users, but limited our revenue. In the fourth quarter of 2005, we limited our free use policy to a 30-day free use period, after which we terminate access for users who fail to become paid subscribers. However, there can be no assurance that we will be successful in attracting new customers or that customers will pay for our products. The number of subscribers to our main portal has decreased since mid-January of 2006, and failure to reverse this decrease may substantially harm our business.

Smart Online's receivables are from major companies or banking institutes (approximately $189,415 of A/R as of March 31, 2006), while the receivables of our subsidiaries, Computility and iMart are primarily from individual; small businesses and end users, (approximately $651,734 of A/R as of March 31, 2006). Management has evaluated the need for an allowance for doubtful accounts and determined that an allowance for doubtful accounts of approximately $65,000 is adequate as of March 31, 2006. There was no allowance for doubtful accounts as of December 31, 2005.

During the first quarter of 2006 and 2005, we realized gains totaling $0 and $547,241, respectively, resulting from negotiated and contractual releases of outstanding liabilities. The 2005 gain was primarily from the settlement with the Internal Revenue Service. Had we been unable to reach an agreement with the Internal Revenue Service, our liabilities and future cash flow requirements would have been higher by the amount of the debt forgiven.

From time to time, we evaluate strategic opportunities, potential investments in complementary businesses and divestitures of assets outside our evolving business strategy. We anticipate continuing to make such evaluations in the coming fiscal year.

Recent Developments.

On January 17, 2006, the SEC temporarily suspended the trading of our securities. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for our stock By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result of the SEC’s suspension, NASDAQ withdrew its acceptance of our application to have our common stock traded on the NASDAQ Capital Market Simultaneously with the suspension, the SEC advised us that it is conducting a non-public investigation. While we continue to cooperate with the SEC, we are unable to predict at this time whether the SEC will take any adverse action against us. In March 2006, our Board of Directors authorized its Audit Committee to conduct an internal investigation of matters relating to the SEC suspension and investigation. The Audit Committee retained independent outside legal counsel to assist in conducting the investigation. On July 7, 2006, the independent outside legal counsel shared its final findings with the Audit Committee, which were then shared with the full Board of Directors. The Audit Committee did not conclude that any of our officers or directors have engaged in fraudulent or criminal activity. However, it did conclude that we lacked an adequate control environment, and has taken action to address certain conduct of management that was revealed as a result of the investigation. The Audit Committee concluded that the control deficiencies primarily resulted from our transition from a private company to a publicly reporting company and insufficient preparation for, focus on and experience with compliance requirements for a publicly reporting company. As one of the results of these findings, Mr. Jeffrey LeRose was appointed to the position of non-executive Chairman of the Board of Directors to separate the leadership of the Board of Directors from the management of the Company, which is a recommended best practice for solid corporate governance. Mr. Nouri has stepped down as Chairman of the Board of Directors, but will continue to serve as our President, Chief Executive Officer and as a member of the Board of Directors. A discussion of the significant deficiencies that were identified by the Audit Committee and related remediation efforts can be found in Item 9A of our 2005 Form 10-K.

In March 2006, a new Chief Financial Officer was appointed by our Board of Directors. Nicholas Sinigaglia was appointed Chief Financial Officer on March 21, 2006. He is a Certified Public Accountant with fifteen years accounting and financial experience as well as public company audit experience having spent six (6) years with Arthur Anderson.

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

On May 31, 2006, we entered into a “Settlement Agreement” with GIC with regard to a ”Consulting Agreement,” dated October 26, 2005. Under the Consulting Agreement, GIC was to receive 625,000 shares of our common stock (the “Shares”) and a cash payment of $250,000 (the “Cash Fee”) for investor relations consulting services. We paid the entire $250,000, and the 625,000 shares were issued to GIC, but were never delivered. Under the Settlement Agreement, GIC agreed, in part, to release its claim to the Shares, but retained the entire Cash Fee as consideration for services performed under the Consulting Agreement and for entering into the Settlement Agreement. The terms of this Settlement Agreement are more fully set forth in our Current Report on Form 8-K filed on June 6, 2006, and that form is hereby incorporated by reference. We are currently negotiating with Berkley to modify the consulting agreement we entered into with Berkley. We are seeking a release from Berkley of any and all claims to the shares of common stock issued to them. Berkley would be allowed to keep the entire cash fee paid to Berkley under its investor relations contract.  There can be no assurance we will be successful in achieving these goals. Also, if we are successful, we may suffer adverse treatment for this transaction or the accounting treatment may be challenged by the SEC or others.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

For the three-months ended March 31, 2006 and 2005, all of our contracts and transactions were U.S. dollar denominated. As a result our results of operations and cash flows are not subject to fluctuations due to changes in foreign currency exchange rates.

Interest rate sensitivity

We had unrestricted cash and cash equivalents totaling $1,434,966, $173,339, and $101,486 at December 31, 2005, 2004, and 2003, respectively. At March 31, 2006, our unrestricted cash was $898,521. These amounts were invested primarily in demand deposit accounts and money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurances that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and new Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, and in particular the final findings of our Audit Committee’s investigation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006 because of the significant deficiencies that we are in the process of remediating. These significant deficiencies and the related changes to our controls were described under Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on July 11, 2006.

Changes to Internal Control Over Financial Reporting

Except for the changes in our internal control over financial reporting that were implemented after December 31, 2005 and that are described in Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on July 11, 2006, there have been no significant changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item. 1.  LEGAL PROCEEDINGS

During the three months ended March 31, 2006, there were no material developments in the legal proceedings which were not previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 1A. RISK FACTORS

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

Through March 31, 2006, we have lost an aggregate of approximately $54 million since inception on August 10, 1993. During the quarter ended March 31, 2006 and the quarter ended March 31, 2005, we suffered a net loss of approximately $1.6 million and $300,000, respectively. Losses do not include the pre-acquisition losses, or profit, of the two companies we acquired during 2005. At March 31, 2006, we had a $4.2 million working capital deficit. Our working capital is not sufficient to fund our operations beyond September of 2006, unless we substantially increase our revenue, limit expenses or raise substantial additional capital. Because we have only nominal tangible assets, you may lose your entire investment.

(2) Our Independent Registered Public Accountants Indicate That They Have Substantial Doubts That We Can Continue as a Going Concern. Our Independent Registered Public Accountants' Opinion May Negatively Affect Our Ability to Raise Additional Funds, Among Other Things. If We Fail to Raise Sufficient Capital, We Will Not Be Able to Implement Our Business Plan, We May Have To Liquidate Our Business, and You May Lose Your Investment.

Sherb & Co., LLP, our independent registered public accountants, has expressed substantial doubt, in their report included with our Annual Report on Form 10-K for fiscal 2005 filed with the SEC on July 11, 2006, about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountants' comments when determining if an investment in us is suitable.

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

Risks Associated with Our Products and Operations

(5) Our Operating Results are Highly Dependent Upon the Development and Market Acceptance of Our New Applications, Which Have Rapidly Evolving Technological Demands.

Internet-based products are growing in sophistication and customer expectations are rising as new products are introduced. Our future financial performance and revenue growth will depend in part, upon the successful development, integration, introduction, and customer acceptance of our recently introduced software applications. Thereafter other new products either developed or acquired and enhanced versions of our existing web-native business applications will be critically important to our business. Our business could be harmed if we fail to timely deliver enhancements to our current and future solutions that our customers desire.

From time to time, we have experienced delays in the planned release dates of our applications and technology platform and upgrades, and we have discovered software defects in new releases both before and after their introduction. For example, the third version of our new applications, including enhanced accounting software, and the OneBiz SM platform was released at the end of 2005, but with fewer features than we originally planned. New product versions or upgrades may not be released according to schedule, or may contain certain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our services and products, or customer claims against us, any of which could harm our business. We also must continually modify and enhance our services and products to keep pace with market demands regarding hardware and software platforms, database technology, and electronic commerce technical standards. In addition, the market for on-demand application services is new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of such new services or products in the marketplace. We are evaluating our development priorities in light of its recent acquisitions of Computility and iMart and expect that some previously planned features will be modified, delayed or eliminated in light of new development priorities.

Our business could be harmed if we fail to achieve the improved performance that customers want with regard to our current and future offerings. We cannot assure you that our next generation product will achieve widespread market penetration or that we will derive significant revenues from the sale of our applications.

(6) Our Business Is Difficult To Evaluate Because Our Business Models and Operating Plans Have Changed As A Result of Forces Beyond Our Control. Consequently, We Have Not Yet Demonstrated That We Have a Successful Business Model or Operating Plan.

We continually revise our business models and operating plans as a result of changes in our market, the expectations of customers and the behavior of competitors. For example, in 2006, we changed our focus away from deriving up front revenue from integration and syndication agreements and towards direct sales to small businesses and sales of pre-paid subscriptions to our syndication partners. Today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaaS business model and the results of our direct sales efforts to small businesses and pre-paid subscription sales to syndication partners, but these business models may again become ineffective due to forces beyond our control that we do not currently anticipate. Despite our sales efforts, the number of small business subscribers to our main portal has declined since January 2006 and no syndication partners have purchased pre-paid subscriptions. Consequently, we have not yet demonstrated that we have a successful business model or operating plan. Our evolving business model makes our business operations and prospects difficult to evaluate. There can be no assurance that our revised business model will allow us to capture significant future market potential. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in this stage of business operations, particularly companies, such as ours, that are in emerging and rapidly evolving markets.

(7) We Sell Third-Party Software and Web Services That May be Difficult to Replace. If We Are Not Able to Replace Third Party Software And Web Services, Our Business May Be Harmed.

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

(8) We Have Acquired Certain Products, and We Recently Purchased Two Other Companies. We May Consider Other Strategic Opportunities in the Future. We Face Risks Associated with Those Acquisitions. These Risks Include, But Are Not Limited to, Difficulty of Integrating, Dilution of Stockholder Value and Disruption of Our Business, Which Could Adversely Affect Our Operating Results.

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions, investments and divestitures. For example, in 2005, we acquired iMart and Computility. In the future, we may acquire other products or technologies or divest ourselves of products or technologies that are not within our continually evolving business strategy. We may not realize the anticipated benefits of our current or future acquisitions, divestitures or investments to the extent that we anticipate, or at all. We may have to issue debt or issue equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders and investors in this offering. If any acquisition, divestitures or investment is not perceived as improving our earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results. Any completed acquisitions or divestitures would also require significant integration or separation efforts, diverting our attention from our business operations and strategy. Our limited acquisition experience is very recent, and therefore our ability as an organization to integrate the acquired companies into our business is unproven. Acquisitions and investments involve numerous risks, including:

·	difficulties in integrating operations, technologies, services and personnel;

·	diversion of financial and managerial resources from existing operations;

·	cash requirements for purchase price reduces the cash available for operations;

·	risk of entering new markets;

·	potential write-offs of acquired assets;

·	inability to generate sufficient revenue to offset acquisition or investment costs; and

·	delays in customer purchases due to uncertainty.

In addition, if we finance future acquisitions by issuing convertible debt or equity securities, our existing stockholders and investors in this offering may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions, divestitures or investments, our business and prospects may be seriously harmed.

(9) Our Agreements in the Acquisition of iMart Incorporated Contain Installment Payments, Lock Box, License, Noncompetition and Control Provisions That Could Have A Material Adverse Effect on Us.

When we purchased iMart Incorporated in October 2005, we committed to make installment payments of approximately $3,462,000 and non-competition payments to two key employees of $780,000. The cash flow we received from the business we purchased from iMart during the fourth quarter of 2005 was insufficient to cover the first installment payment we made in January 2006 to iMart's shareholders and we had to fund 83% of this installment from its working capital. These funds were also insufficient to cover the entire payment that we had to make in April 2006 and July 2006, and we had to fund 6% and 31%, respectively, of those installment payments from our working capital. If the acquired business continues to not generate sufficient cash flow, our working capital could be substantially depleted. To secure the approximately $3,462,000 of acquisition purchase price installment payments, all the revenue of Smart Commerce, Inc., our wholly owned subsidiary that operates the e-Commerce business we acquired from iMart, is being deposited in lock box with the use limited to specified purposes. In addition, if we default in any payments, key employees of Smart Commerce will have a nonexclusive license to certain software of Smart Commerce, their non-competition restrictions will terminate and their non-solicitation and nondisclosure comments will be limited in scope. In addition, a key employee of iMart has received contractual rights to operate our e-Commerce subsidiary within agreed upon financial parameters. All of these provisions are interrelated and pose certain risks for us.

Most of the consideration being paid to the iMart key employees, who were shareholders of iMart and are now employees of Smart Commerce, is in cash in installments over a two-year period, and the value of our shares owned by the key employees is substantially less than the cash payments required to be made to the key employees. Due to several of the acquisition contract provisions, conflict of interest situations may arise between the key employee's personal interests and the interests of our shareholders as the key employee exercises the contractual authority granted to him in the acquisition agreements. The acquisition agreements address conflict of interest situations and provide that until all the acquisition purchase price installment payments are made, the key employee will determine what is in the best interest of Smart Commerce, Smart Online and the selling shareholders of iMart, but he must identify any conflicts of interest to Smart Commerce's Chief Executive Officer, in which case Smart Commerce's Chief Executive Officer (who is currently also our Chief Executive Officer ) can make the decision with respect to which a conflict of interest exists, except that if the decision would cause Smart Commerce's EBITDA to be substantially below $1,452,795, then Smart Commerce's Chief Executive Officer can make the decision only if either the amount in the lock box account is at least $500,000 or we provide an irrevocable letter of credit or cash for payment of the remaining acquisition purchase price installment obligations. We would not have to provide the letter of credit or cash, if the decision relates to compliance with applicable laws, rules or regulations applicable to Smart Commerce.

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

These provisions of the iMart acquisition agreements described above may have a material adverse effect on us and present many risks for us and its investors. For example, lenders may refuse to extend credit because of the security interest granted to iMart's selling shareholders or because the lock box release provisions may create cash flow problems for us. Financial parameters contained in the agreements may impair our ability to integrate the e-Commerce business we acquired into our overall business strategy . Contractual decision-making ability granted to the key employee may lead to disputes with officers and directors of Smart Online that interfere with operation of the business. Since the key employee established iMart's relationships with substantially all of iMart's customers and we do not have long-term contracts with these customers, our ability to retain the customers we acquired from iMart may be at substantial risk if the key employee's non-competition and non-solicitation restrictions are terminated and he obtains the license to the e-Commerce products we acquired from iMart. Potential acquirors may decide not to purchase us because of these provisions or may substantially lower their offering price, in which case we may seek to renegotiate with the key employee. The substantial acquisition price installments payments and non-competition payments required to be paid may drain our financial resources or we may fail to make such payments, which may trigger the termination of non-competition provisions and the grant of a license that would enable the key employee to compete with us. Investors may fear that conflicts of interest may cause the key employee to make decisions that are not in the interest of our shareholders.

(10) We Rely on Third-Party Hardware and Software That May Be Difficult To Replace or Which Could Cause Errors or Failures of Our Service. Such Events May Harm Our Business.

We rely on hardware purchased or leased and software licensed from third parties in order to offer our service. These software and hardware systems will need periodic upgrades in the future as part of normal operation of business, which will be an added expense.

We also use key systems software from leading open source communities that are free and available in the public domain. Our products will use additional public domain software, if needed for successful implementation and deployment. In addition, we co-developed our accounting software with a development company. This accounting software application will be a critical element in selling our suite of software applications. However, our integration of this accounting software application has not gone according to plan due to usability issues which we are working to resolve. As a result, there is a possibility that our entire sales campaign may be substantially damaged. Using such software does not guarantee us support and upgrades of the software, and therefore could cause disruption in our service, if certain critical defects are discovered in the software at a future date.

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

(11) Interruption Of Our Operations Could Significantly Harm Our Business.

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

(12) Defects in Our Service Could Diminish Demand for Our Service and Subject Us to Substantial Liability, Damage Our Reputation, Or Otherwise Harm Our Business.

Because our service is complex, it may have errors or defects that users identify after they begin using it, which could harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. Since our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers' businesses. In addition to technical defects, our products could have errors related to the subject matter they address. For example, our accounting applications might cause users to make accounting mistakes due to our software not incorporating correct accounting practices, or our HR software may have mistakes that cause users to have liability to their employees. Even if the initial releases of our applications do not contain errors, changes in accounting practices or rules related to employers could cause our applications to become outdated. If any of the foregoing occurs and customers elect not to renew, delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. In addition, the fear that any of the foregoing could occur may cause customers to choose to purchase the products of our larger competitors in the belief that larger companies are more reliable.

(13) Security and Other Concerns May Discourage Use of Our Internet-Based SaaS Model, Which Could Harm Our Business.

Our service involves the storage and transmission of customers' proprietary information (such as credit card, employee, purchasing, supplier, and other financial and accounting data), and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our customers' data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently, and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. If customers determine that our services offerings do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use or if, for any other reason, customers fail to accept our products for use, our business will be harmed. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results, and financial condition.

Risks Associated with Our Markets, Customers and Partners

(14) We Do Not Have an Adequate History With Our Subscription Model To Predict the Rate of Customer Subscription Renewals and the Impact These Renewals Will Have on Our Revenue or Operating Results.

We derive subscription revenue primarily from our stand alone SFA/CRM application and our stand alone e-Commerce application. At the end of 2005, we began to generate a small amount of revenue from subscriptions to our main portal. Our small business customers do not sign long-term contracts. Our customers have no obligation to renew their subscriptions for our service after the expiration of their initial subscription period and in fact, customers have often elected not to do so. In addition, our customers may renew for a lower-priced edition of our service or for fewer users. Many of our customers utilize our services without charge. We have limited historical data with respect to rates of customer subscription renewals for paying customers, so we cannot accurately predict customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including when we begin charging for our services, their dissatisfaction with our service and their ability to continue their operations and spending levels. Since the beginning of 2006, the number of paying subscribers at out main portal has declined. If our customers do not renew their subscriptions for our service, our revenue may decline and our business will suffer.

(15) We Depend on Small Businesses for Our Revenue. Small Businesses are Often Financially Unstable, Have High Rates of Attrition and can be Expensive Customers to Which to Market Products.

Substantially all our subscribers are small business customers with fifty or fewer employees, whether directly or indirectly through our partners who do business with small businesses. Although this is a large market, it can be very expensive to penetrate. Each customer results in only a small amount of revenue. In addition, small businesses are often financially unstable, which can cause them to go out of business. Our small business customers typically have short initial subscription periods and, based on our experience to date, have had a high rate of attrition and non-renewal. If we cannot replace our small business customers that do not renew their subscriptions for our service with new paying customers quickly enough, our revenue could decline. This adversely affects our ability to develop long-term customer relationships. We must continually attract new customers to maintain the same level of revenue.

(16) We Depend on Corporate Partners to Market Our Products Through Their Web Sites and OEM or Integration Relationships Under Relatively Short Term Agreements. Termination of These Agreements Could Cause A Substantial Decline in Our Revenue and a Substantial Increase in Customer Acquisition Costs.

Approximately 46% of total revenue during year 2005, approximately 93% of total revenue during year 2004, and approximately 83% of total revenue during year 2003, was derived from syndication, integration and OEM agreements with short terms. Under these agreements, we both derive revenue and we utilize the resources of our partners to reduce our customer acquisition costs. We anticipate that revenue from syndication, integration and OEM fees will not be a significant part of our business going forward. However, termination or non-renewal of any current agreements could cause a decline in our revenues and a substantial increase in customer acquisition costs.

We also depend on our syndication and integration partners, OEM relationships and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, and other marketing efforts. We have not signed a new significant strategic partner relationship for the applications we sell via our OneBiz SM platform since the beginning of the second quarter of 2005. Our success depends in part on the ultimate success of our syndication and integration partners, OEM relationships and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services.

(17) We Depend on Subscription Revenues; Our Future Growth is Substantially Dependent on Customer Demand for Our Subscription Services Delivery Models. Failure to Increase This Revenue Could Harm Our Business.

Revenues from small businesses for our subscription revenue represented approximately 51% for the first quarter of 2006, 7.7% of our total revenue for 2005, and 6.2% of our total revenue for 2004. With the launch of our new applications and the acquisitions of iMart and Computility, subscription revenues represent a significant percentage of our total revenues and our future financial performance and revenue growth depends, in large part, upon the growth in customer demand for our outsourced services delivery models. As such, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from the delivery strategies that other software vendors and we have traditionally employed. To maintain positive margins for our small business services, our revenues will need to continue to grow more rapidly than the cost of such revenues. There can be no assurance that we will be able to maintain positive gross margins in our subscription services delivery models in future periods. If our subscription services business does not grow sufficiently, we could fail to meet expectations for our results of operations, which could harm our business.

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

Risks Associated with Our Officers, Directors, Employees and Stockholders

(18) Any Failure to Adequately Expand Our Direct Sales Force Will Impede Our Growth, Which Could Harm Our Business.

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

(19) Our Executive Management Team is Critical to the Execution of Our Business Plan and the Loss of Their Services Could Severely Impact Negatively on Our Business; We Need to Attract Independent Members to Join Our Board of Directors.

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

In addition, in March 2006, our Board of Directors authorized its Audit Committee to conduct an internal investigation of matters relating to the SEC suspension and investigation. Final findings of the independent outside legal counsel were shared with the full Board of Directors on July 7, 2006. As one results of these findings, Mr. Jeffrey LeRose was appointed to the position of non-executive Chairman of the Board of Directors. Mr. Nouri has stepped down as Chairman of the Board of Directors, but will continue to serve as our President, Chief Executive Officer and as a member of the Board of Directors. This internal investigation has placed considerable time demands upon our independent directors. After the end our fiscal year, two of our directors resigned because of the time commitments required to adequately perform their duties as a directors. We currently have three directors, only one of whom is independent. We are conducting a search for additional independent directors with public company expertise and financial experience to add to our Board of Directors. However, given the unresolved status of the SEC matter, there can be no guarantee that we will be able to attract independent directors to join the Board of Directors.

The SEC matter may result in the loss of services of one or more of our officers or directors, and it and the Audit Committee investigation have resulted in changes to our additional internal controls and procedures as set forth in Item 9a of our Annual Report on Form 10-K for fiscal 2005, filed with the SEC on July 11, 2006. Any such change may have a material adverse impact on our business.

(20) Officers, Directors and Principal Stockholders Control Us. This Might Lead Them to Make Decisions That Do Not Benefit the Stockholder Interests.

Our officers, directors and principal stockholders beneficially own or control a significant portion of our outstanding stock. As a result, these persons, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of our common stock.

Regulatory Risks

(21) Compliance With New Regulations Governing Public Company Corporate Governance and Reporting is Uncertain and Expensive.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, the changes in our internal controls and procedures, as well as new rules implemented by the Securities and Exchange Commission and the NASD. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. Our ability to fully comply with these new laws and regulations is also uncertain. Our failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules. We have also incurred, and will continue to incur, substantial additional professional fees and expenses associated with the SEC's suspension of trading of our securities in January 2006, and with the internal investigation authorized by our Board of Directors in March 2006. Although our insurance carrier has paid a portion of these fees, not all such fees and expenses will be covered by our insurance.

By the end of fiscal 2007, we are required to comply with the Sarbanes-Oxley Act of 2002 requirements involving the assessment of our internal control over financial reporting and our independent accountant's audit of that assessment. In March 2006, we retained a new Chief Financial Officer. His review of our internal control over financial reporting to date and the final findings of our Audit Committee investigation have identified several deficiencies in our internal control over financial reporting, which we are working to remediate. Although we believe our on-going review and testing of our internal control and financial reporting will enable us to be compliant with these requirements, we have identified some deficiencies and may identify others that we may not be able to remediate and test by the end of fiscal 2007. If we cannot assess our internal controls over financial reporting as effective, or our external auditors are unable to provide an unqualified attestation report on such assessment, our stock price could decline.

(22) The SEC Suspension of Trading of Our Securities Has Damaged Our Business, and It Could Damage Our Business in the Future.

On January 17, 2006, the Securities and Exchange Commission issued an Order of Suspension of Trading in our securities . According to the order, the SEC believed that there was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for our stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. From the beginning, we have cooperated with the SEC's efforts with regard to the suspension.

The suspension of trading by the SEC has already harmed our business in many ways, and may cause further harm in the future. In part, we have experienced a decreased ability to raise capital due to the lack of liquidity of our stock and to questions raised by the SEC's action. Our decreased ability to raise capital has already prevented us from making the investments we need to make in sales and marketing and may in the future cause us to reduce research and development. Legal and other fees related to the SEC's action also reduces our cash flow. Reduced cash flow jeopardizes our ability to make the installment payments required by the agreements to acquire iMart and Computility. The time spent by our management team and our Directors dealing with issues related to the SEC action also detracts from the time they spend on our operations. Since the commencement of the SEC action and the related Audit Committee investigation, two of our independent Board members have resigned due to the time commitments required to adequately perform their Board duties. One of these Board members was our Audit Committee's chairman and our audit committee financial expert. We currently conducting a search to replace these two independent directors, but there can be no assurances that we will attract new independent directors. Finally, an important part of our business plan is to enter into private label syndication agreements with large companies. The SEC's action and related matters may cause us to be a less attractive partner for large companies and may cause us to lose important opportunities. The SEC's action and related matters may cause other problems in our operations.

Risks Associated with the Market for Our Securities

(23) Our Common Stock is Currently Not Listed on a National Exchange or Quoted in an Interdealer Quotation System. The Company Cannot Make Any Assurance That Its Common Stock Will Be Listed On a National Exchange or Quoted in Any Interdealer Quotation System. Therefore, You May Be Unable to Sell Your Shares.

From April 15, 2005 until January 16, 2006, our stock was traded on the Over the Counter Electronic Bulletin Board (“OTCBB” or “Bulletin Board”). On January 17, 2006, the Securities and Exchange Commission issued an Order of Suspension of Trading in our securities. According to the order, the SEC believed that there was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for the Company's stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result, NASDAQ withdrew its acceptance of our application to be traded on the NASDAQ Capital Market.

The SEC also alerted brokers and dealers that, pursuant to Rule 15c2-11 promulgated under the Securities Exchange Act of 1934, brokers and dealers are prohibited from directly or indirectly offering quotations in our Common Stock unless such broker or dealer has strictly complied with Rule 15c2-11. Prior to the publication of any quotation, such broker or dealer must submit a form to the interdealer quotation system indicating the broker or dealer has the information required under Rule 15c2-11. Therefore, our common stock currently is only traded on a limited basis in the “grey market,” without any broker, dealer or market maker providing quotations. We cannot estimate when or if our Common Stock will be quoted on an interdealer quotation system.

Since our securities currently are not eligible for listing on NASDAQ or quotation in an interdealer quotation system, there is currently no significant public trading volume, and there is no guarantee that our securities will be eligible for listing on an exchange or for quotation in an interdealer quotation system, purchasers of the shares may have difficulty selling their securities should they wish to do so. Companies quoted on the OTCBB must continue to file reports with the SEC pursuant to Section 13 or 15(d) of the Securities Act of 1933, while companies quoted on the “pink sheets” need not do so. Trading volume for securities traded only on the “pink sheets” is generally lower than for securities traded on the OTCBB. If our securities were quoted for trading only on the “pink sheets,” an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered hereby.

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

(24) Our Securities May Be Subject to “Penny Stock” Rules, Which Could Adversely Affect Our Stock Price and Make It More Difficult for You to Resell Our Stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that reports with respect to transactions in such securities are provided by the exchange or quotation system pursuant to an effective transaction reporting plan approved by the SEC.) We currently are subject to these rules because our Common Stock has ceased to be listed for trading on NASDAQ or quotation in any “Over the Counter” markets.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC and follow certain other regulations regarding transactions in penny stock.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The shares were issued directly by us pursuant to an offering and sale exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act, as it was not a transaction involving a public offering. We gave Atlas the opportunity to ask questions and receive answers concerning the terms and conditions of the transaction and to obtain any additional information which we possessed or could obtain without unreasonable effort or expense that is necessary to verify the information furnished. We advised Atlas of limitations on resale, and neither we nor any person acting on our behalf sold the securities by any means of general solicitation or general advertising.

Item 6.  EXHIBITS

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1*	Employment Agreement dated March 21, 2006 with Nicholas A. Sinigaglia (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 27, 2006)
10.2
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated March 30, 2006, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.37 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

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

Dated: August 2, 2006

Smart Online, Inc.

/s/ Michael Nouri
Michael Nouri
Principal Executive Officer

Smart Online, Inc.

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia
Principal Financial Officer and
Principal Accounting Officer

SMART ONLINE, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1*	Employment Agreement dated March 21, 2006 with Nicholas A. Sinigaglia (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 27, 2006)
10.2
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated March 30, 2006, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.37 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

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