Form 10-Q
period 2006-06-30
SMART ONLINE INC
filed 2006-08-25
CIK 1113513

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

OR

[  ]    Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-119385

_________________

SMART ONLINE, INC.
(Exact name of registrant as specified in its charter)

_________________

Delaware	95-4439334
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2530 Meridian Parkway, 2nd Floor Durham, North Carolina	27713
(Address of principal executive offices)	(Zip Code)

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
(Check one):     Large Accelerated Filer ____        Accelerated Filer ____     Non-accelerated Filer __X

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 25, 2006, there were approximately 16,638,000 shares of the Registrant's Common Stock outstanding.

Smart Online, Inc.

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2006 (unaudited)	December 31, 2005
CURRENT ASSETS:
Cash and Cash Equivalents	$853,129	$1,434,966
Restricted Cash	426,699	230,244
Accounts Receivable, Net	358,568	504,979
Other Accounts Receivable	70,481	74,876
Prepaid Expenses	217,228	370,225
Total Current Assets	1,926,105	2,615,290
PROPERTY AND EQUIPMENT, Net	596,792	664,062
INTANGIBLE ASSETS, Net	10,539,148	11,032,129
OTHER ASSETS	268,730	246,598
TOTAL ASSETS	$13,330,775	$14,558,079
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts Payable	$1,194,550	$855,904
Short-term Portion of Capital Lease	9,867	14,707
Short-term Portion of Subscription Financing Payable	883,987	855,060
Accrued Registration Rights Penalty	359,258	129,945
Current Portion of Notes Payable	3,280,712	2,189,986
Accrued Liabilities	128,975	91,233
Deferred Revenue	586,742	785,324
Total Current Liabilities	6,444,091	4,922,159
LONG-TERM LIABILITIES:
Long-term Portion of Notes Payable	218,117	2,331,152
Subscription Financing Payable	659,736	541,110
Deferred Revenue	54,883	91,027
Total Long-term Liabilities	932,736	2,963,289
Total Liabilities	7,376,827	7,885,448

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par Value, 45,000,000 Shares Authorized, Shares Issued and Outstanding: June 30, 2006 - 15,804,030; December 31, 2005 -15,607,230	15,804	15,607
Additional Paid-in Capital	59,891,034	58,982,617
Accumulated Deficit	(53,952,890)	(52,325,593)
Total Stockholders' Equity	5,953,948	6,672,631
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,330,775	$14,558,079

The accompanying notes are an integral part of the consolidated financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUES:
Subscription Fees	$924,833	$25,731	$1,924,032	$40,890
Professional Services Fees	260,358	-	862,325	-
Integration Fees	26,667	252,198	176,410	381,720
Syndication Fees	57,352	103,602	126,267	195,642
OEM Revenue	9,000	12,000	18,000	24,000
Other Revenues	52,112	12,585	118,957	17,102
Total Revenues	1,330,322	406,116	3,225,991	659,354

COST OF REVENUES	329,475	21,911	678,407	53,638

GROSS PROFIT	1,000,847	384,205	2,547,584	605,716

OPERATING EXPENSES:
General and Administrative	1,847,093	724,162	4,003,323	1,243,198
Sales and Marketing	282,004	287,946	610,472	582,678
Research and Development	500,260	246,403	1,014,646	501,630

Total Operating Expenses	2,629,357	1,258,511	5,628,441	2,327,506

LOSS FROM OPERATIONS	(1,628,510)	(874,306)	(3,080,857)	(1,721,790)

OTHER INCOME (EXPENSE):
Interest Income (Expense), Net	(106,716)	4,197	(228,292)	10,195
Takeback of Investor Relations Shares	1,562,500	-	1,562,500	-
Write-off of Investment	-	-	(25,000)	-
Gain on Debt Forgiveness	144,351	9,293	144,351	556,634

Total Other Income (Expense)	1,600,135	13,490	1,453,559	566,829
NET LOSS	(28,375)	(860,816)	(1,627,298)	(1,154,961)
Accretive dividend issued in connection with registration rights agreement	-	(3)	-	(3)
Net Loss Attributed to Common Stockholders	$(28,375)	$(860,819)	$(1,627,298)	$(1,154,964)
NET LOSS PER SHARE:
Net loss attributed to common stockholders - Basic and Diluted	$(0.00)	$(0.07)	$(0.11)	$(0.10)
SHARES USED IN COMPUTING NET LOSS PER SHARE Basic and Diluted	15,117,967	12,387,333	15,052,205	12,110,013

The accompanying notes are an integral part of the consolidated financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(28,375)	$(860,819)	$(1,627,298)	$(1,154,964)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Depreciation & Amortization	342,224	13,155	677,858	24,248
Amortization of Deferred Financing Costs	21,326	-	63,683	-
Bad Debt Expense	2,500	-	67,817	-
Takeback of Investor Relations Shares	(1,562,500)	-	(1,562,000)	-
Common Shares, Warrants, or Options Issued in Lieu of Compensation	-	79,279	-	79,279
Stock Option Related Compensation Expense	191,550	-	449,014	-
Issuance of Warrants	-	-	-	19,231
Write-off of Investment	-	-	25,000	-
Registration Rights Penalty	121,415	-	229,313	-
Gain on Debt Forgiveness	(144,351)	(9,293)	(144,351)	(556,634)
Changes in Assets and Liabilities:
Accounts Receivable	390,744	(23,516)	35,907	33,967
Prepaid Expenses	1,117	(185,422)	63,906	(225,203)
Other Assets	(25,000)	3,653	(25,596)	1,433
Deferred Revenue	19,286	(142,382)	(96,483)	(190,210)
Accounts Payable	223,419	(26,477)	460,580	31,332
Accrued Payroll	-	43,741	-	55,961
Accrued Payroll Taxes Payable	-	(49,341)	-	(49,341)
Accrued and Other Expenses	(44,266)	-	30,265	-
Deferred Compensation, Notes Payable, and Interest	-	-	-	(1,091,814)
Net Cash Used in Operating Activities	(490,911)	(1,157,422)	(1,352,885)	(3,022,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Furniture and Equipment	(26,560)	(34,841)	(97,838)	(86,104)
Redemption of Marketable Securities	-	-		395,000
Net Cash Provided by (Used in) Investing Activities	(26,560)	(34,841)	(97,838)	308,896
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Notes Payable	(471,823)	-	(1,019,094)	-
Borrowings from Factors	110,719	-	637,446	-
Repayments to Factors	(270,117)	-	(575,110)	-
Restricted Cash	103,301	-	(196,455)	-
Issuance of Common Stock	1,000,000	357,887	2,022,100	3,092,887
Net Cash Provided by Financing Activities	472,080	357,887	868,887	3,092,887
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,391)	(834,376)	(582,220)	379,068
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	898,521	1,386,783	1,434,966	173,339
CASH AND CASH EQUIVALENTS, END OF PERIOD	$853,130	$552,407	$853,130	$552,407

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Supplemental Disclosures:
Cash Paid During the Period for Interest:	$113,116	$-	$225,515	$154,288

The accompanying notes are an integral part of the consolidated financial statements.

Smart Online, Inc.
Notes to Consolidated Financial Statements - Unaudited

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smart Online, Inc. (“Smart Online” or the “Company”) was incorporated in the State of Delaware in 1993. Smart Online develops and markets Internet-delivered Software-as-a-Service (SaaS) software applications and data resources to start and run small businesses. The Company’s subscribers access its products through the websites of the Company’s private label syndication partners, including major companies and financial institutions, and the Company’s main portal at www.SmartOnline.com.

Basis of Presentation- The accompanying consolidated balance sheet as of June 30, 2006 and the consolidated statements of operations and cash flows for the three months and six months ended June 30, 2006 and June 30, 2005 are unaudited. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management's discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on July 11, 2006 (the “2005 Annual Report”).

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s consolidated statement of financial position as of June 30, 2006 and its consolidated results of operations and cash flows for the three months and six months ended June 30, 2006 and June 30, 2005. The results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.  The Company had accumulated losses of approximately $54 million at June 30, 2006 and will be required to make significant expenditures in connection with continuing research and development, sales and marketing, and general and administrative expenses. The Company’s ability to continue its operations is dependent upon the raising of capital through equity or debt financing in order to meet its working needs.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail or cease its operations.

The Company may raise additional capital by the sale of its equity securities or other financing avenues.  Management believes that actions presently being taken to obtain additional funding will allow the Company to continue as a going concern.

Significant Accounting Policies - In the opinion of management, the significant accounting policies used for the three-months and six months ended June 30, 2006 are consistent with those used for the years ended December 31, 2005, 2004 and 2003. Accordingly, please refer to Smart Online’s 2005 Annual Report for its significant accounting policies.

Fiscal Year - Smart Online’s fiscal year ends December 31. References to fiscal 2005, for example, refer to the fiscal year ending December 31, 2005.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued and the period over which revenue is generated. Actual results could differ materially from those estimates.

Software Development Costs- Smart Online has not capitalized any direct or allocated overhead associated with the development of software products prior to general release. Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

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

Advertising Costs- Smart Online expenses all advertising costs as they are incurred. The amount charged to sales and marketing expense during the second quarters of 2006 and 2005 were $1,229 and $53,518, respectively. The amount charged to sales and marketing expense during the first six months of 2006 and 2005 totaled $43,795 and $189,852, respectively. These advertising costs included $0 and $46,250 of barter advertising expense for the three months ended June 30, 2006 and June 30, 2005, respectively, and $37,915 and $181,250 for the six-months ended June 30, 2006 and June 30, 2005, respectively.

Net Loss per Share- Basic loss per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of redeemable preferred stock, stock options and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of redeemable preferred stock, stock options and warrants are excluded from the calculation of common equivalent shares as the impact is anti-dilutive.

Stock-Based Compensation- Effective January 1, 2006, Smart Online adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”), using the modified-prospective-transition method. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the required service period. In addition, SFAS No. 123R requires unrecognized cost related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

Under the modified-prospective-transition method, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R (See Note 8 for details on option grants). Results for prior periods have not been restated.

As of June 30, 2006, the Company maintains the 2004 Equity Compensation Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, and other direct stock awards to employees (including officers) and directors of the Company as well as to certain consultants and advisors. The total number of shares of the Company’s common stock reserved for issuance under the 2004 plan is 5,000,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar capital change. (See Note 8 for details on option grants).

After adoption of SFAS No. 123R, the Company recognizes the stock based compensation of previously granted share-based options and new share based options under the straight-line method over the requisite service period. Total stock-based compensation expense recognized under SFAS No. 123R, was approximately $191,500 and $449,000 for the three months and six months ended June 30, 2006, respectively. No share based compensation was capitalized in the consolidated financial statements.

The fair value of option grants under the 2004 Plan during the three and six month periods ended June 30, 2006 and June 30, 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Dividend yield	0. 00%	0. 00%	0. 00%	0. 00%
Expected volatility	140%	33.06%	150%	33.06%
Risk free interest rate	5.11%	4.24%	5.11%	4.23%
Expected lives (years)	5	9.2	5	9.1

For periods prior to January 1, 2006, Smart Online accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of APB No. 25. Stock options are generally granted at prices equal to the fair value of the Company's common stock on the grant dates. Accordingly, the Company did not record any compensation expense in the accompanying financial statements for the three months or six months ended June 30, 2005 for its stock-based compensation plans. Had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123R, the Company’s net loss attributed to common stockholders and net loss attributed to common stockholders per share for the three and six month periods ended June 30, 2005 would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss attributed to
common stockholders:
As reported	$(860,819)	$(1,154,961)
Add: Compensation cost
recorded at intrinsic value		-
Less: Compensation cost using
the fair value method	(62,352)	(96,404)
Pro forma	$(923,171)	$(1,251,365)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Reported net loss attributed to
common stockholders:
Basic and diluted	$(0.07)	$(0.10)

Pro forma net loss per share:
Basic and diluted	$(0.07)	$(0.10)

2. PRESENTATION OF SUBSIDIARIES

As more fully detailed in Smart Online’s 2005 Annual Report, the Company completed two acquisitions in October 2005. On October 4, 2005, it purchased substantially all of the assets of Computility, Inc. (“Computility”). In consideration for the purchased assets, Smart Online issued the seller 484,213 shares of the Company’s common stock and assumed certain liabilities of Computility totaling approximately $1.9 million.  The shares were valued at $7.30 per share which was the median trading price on the acquisition date. The total purchase price, including liabilities assumed, was approximately $5.6 million, including approximately $228,000 of acquisition fees. The Company operates this wholly-owned subsidiary as Smart CRM, Inc. (d/b/a Computility) (“Smart CRM”).

On October 18, 2005, Smart Online completed its purchase of all of the capital stock of iMart Incorporated (“iMart”), a Michigan based company providing multi-channel electronic commerce systems, pursuant to a Stock Purchase Agreement, dated October 17, 2005 by and among Smart Online, iMart and the shareholders of iMart. The Company issued to iMart’s stockholders 205,767 shares of the Company’s common stock and agreed to pay iMart’s stockholders approximately $3,481,000 in cash installments. This amount is payable in four equal payments of $435,171 on the first business day of each of January 2006, April 2006, July 2006 and October 2006. The final installment payment of approximately $1.7 million is payable in January 2007. The shares were valued at $8.825 per share which was the median trading price on the acquisition date. The total purchase price for 100% of the outstanding iMart shares was approximately $5.3 million including approximately $339,000 of acquisition fees. The Company operates this wholly-owned subsidiary as Smart Commerce, Inc. (d/b/a iMart) (“Smart Commerce”).

Part of the stock purchase agreement required that cash collected and deposited into a lockbox account by Smart Commerce be restricted for the purpose of paying all Smart Commerce operating expenses, purchase price installment payments and non-compete payments before any cash can be used for other purposes. This assessment is made immediately after each quarterly installment payment, and will next be made after payments are made in October 2006. Accordingly, $426,699 has been classified as restricted cash on the balance sheet as of June 30, 2006.

The financial statements for the three months and six months ended June 30, 2005 do not contain any accounts of these acquired companies as these were pre-acquisition periods. The consolidated financial statements for the three months and six months ended June 30, 2006 contain full periods of operations of these two companies. Accordingly, the statement of operations for the periods presented in this Quarterly Report can only be compared by taking these acquisitions into account.

Pro Forma Results from Operations (unaudited)

The following pro formas show the results of operations for the second quarter of 2005 if iMart and Computility had been acquired as of January 1, 2005.

	Smart CRM	Smart Commerce	Smart Online	Pro Forma (unaudited)

Revenues	$545,419	$884,291	$406,116	1,835,826
Net Income (Loss)	$(83,974)	$50,474	$(1,036,604)	(1,070,104)
Basic and Diluted EPS				$(0.08)

The following pro formas show the results of operations for the first half of 2005 if iMart and Computility had been acquired as of January 1, 2005.

	Smart CRM	Smart Commerce	Smart Online	Pro Forma (unaudited)

Revenues	$1,034,022	$1,746,595	$659,354	$3,439,971
Net Income (Loss)	$(209,814)	$472,218	$(1,506,535)	$(1,244,131)
Basic and Diluted EPS				$(0.10)

3.   INDUSTRY SEGMENT INFORMATION

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS No. 131, the Company has defined three reportable segments, described below, based on factors such as geography, how it manages its operations and how the chief operating decisionmaker views results.

The Smart Commerce segment’s revenues are derived primarily from the development and distribution of multi-channel e-Commerce systems including domain name registration and e-mail solutions, e-Commerce solutions, website design and website hosting.

The Smart CRM segment’s revenues are derived primarily from the development and distribution of sales force automation and customer relationship management software as well as from software and hardware subscription agreements (software and network maintenance).

The Smart Online segment generates revenues from the development and distribution of internet-delivered SaaS small business applications through a variety of subscription, integration and syndication channels.

The Company includes costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in the Smart Online segment, which includes the parent or corporate segment.

At December 31, 2005, management considered Smart Online to have operated as one segment, primarily due to the fact that the acquisitions that now make up its reportable segments were only acquired in October 2005 and management, at that time, was actively involved in the planning and allocation of resources. Upon integrating the newly acquired subsidiaries' operations, management has determined that Smart Online now operates in segments. No segment information is presented for the three months or six months ended June 30, 2005 as these periods were pre-acquisition and Smart Online was operating in one segment.

The following table shows the Company’s financial results by reportable segment for the three months ended June 30, 2006:

	Smart Online	Smart CRM	Smart Commerce	Consolidated

REVENUES:
Subscription Fees	19,279	423,739	481,815	924,833
Professional Services Fees	-	23,066	237,292	260,358
Integration Fees	$26,667	$-	$-	$26,667
Syndication Fees	57,352	-	-	57,352
OEM Revenue	9,000	-	-	9,000
Other Revenues	247	42,696	9,169	52,112
Total Revenues	112,545	489,501	728,276	1,330,322

COST OF REVENUES	19,439	250,375	59,661	329,475

OPERATING EXPENSES	1,802,936	358,451	467,970	2,629,357

OPERATING INCOME	(1,709,830)	(119,325)	200,645	(1,628,510)

OTHER INCOME (EXPENSE)	1,642,054	(42,073)	154	1,600,135

NET INCOME/(LOSS) BEFORE INCOME TAXES	$(67,776)	$(161,398)	$200,799	$(28,375)

TOTAL ASSETS	$6,815,207	$5,571,044	$944,523	$13,330,774

The following table shows the Company’s financial results by reportable segment for the six months ended June 30, 2006:

	Smart Online	Smart CRM	Smart Commerce	Consolidated

REVENUES:
Subscription Fees	39,736	877,264	1,007,032	1,924,032
Professional Services Fees	-	53,302	809,023	862,325
Integration Fees	$176,410	$-	$-	$176,410
Syndication Fees	126,267	-	-	126,267
OEM Revenue	18,000	-	-	18,000
Other Revenues	814	96,645	21,498	118,957
Total Revenues	361,227	1,027,211	1,837,553	3,225,991

COST OF REVENUES	37,254	497,204	143,949	678,407

OPERATING EXPENSES	4,039,579	644,278	944,584	5,628,441

OPERATING INCOME	(3,715,606)	(114,271)	749,020	(3,080,857)

OTHER INCOME (EXPENSE)	1,567,293	(89,187)	(24,547)	1,453,559

NET INCOME/(LOSS) BEFORE INCOME TAXES	$(2,184,313)	$(203,458)	$724,473	$(1,627,298)

TOTAL ASSETS	$6,815,207	$5,571,044	$944,523	$13,330,774

4. SEC INVESTIGATION

On January 17, 2006, the SEC temporarily suspended the trading of the Company’s securities. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning Smart Online securities because of possible manipulative conduct occurring in the market for the its stock.  By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result of the SEC’s suspension, NASDAQ withdrew its acceptance of the Company’s application to have its common stock traded on the NASDAQ Capital Market Simultaneously with the suspension, the SEC advised that it is conducting a non-public investigation. While Smart Online continues to cooperate with the SEC, it is unable to predict at this time whether the SEC will take any adverse action against it. In March 2006, Smart Online’s Board of Directors authorized its Audit Committee to conduct an internal investigation of matters relating to the SEC suspension and investigation. The Audit Committee retained independent outside legal counsel to assist in conducting the investigation. See Note 11 - Subsequent Events for additional details about these two matters.

5. CURRENT ASSETS

Receivables

Management evaluates the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on management's assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. Based on these criteria, management has recorded an allowance for doubtful accounts of approximately $68,000 and $0 as of June 30, 2006 and December 31, 2005, respectively.

Restricted Cash

Under the terms of the agreement for the purchase of iMart, cash collected by Smart Commerce and deposited into a lockbox account is restricted so that cash can only be used for the following purposes, in the order of priority presented: (1) to fund the operating expenses of Smart Commerce, (2) to fund purchase price installment payments, and (3) to fund non-compete installment payments. Only after all these funding requirements are met is the Company permitted to use excess cash for general operating purposes. This assessment will next be made after installment and non-compete payments under the purchase agreement are due in October 2006. At June 30, 2006, $426,699 was classified as restricted.

6. INTANGIBLE ASSETS

Intangible assets consist primarily of intangibles acquired as part of the Computility and iMart acquisitions. In addition to these, Smart Online also has copyrights and trademarks related to certain products, names and logos used throughout its product lines. The assets acquired through the acquisitions include customer bases, technology, non-compete agreements, trade names, workforces in place, and goodwill. Trade names, work forces in place, and goodwill are not subject to amortization and for the purpose of presentation, work forces in place are combined with goodwill.

Asset Category	Value Assigned	Residual Value	Weighted Avg Useful Life	Accumulated Amortization At 6/30/06	Carrying Value At 6/30/06
Customer Base	$ 2,504,989	$0	5.9	$321,817	$ 2,183,172
Technology	$ 1,249,842	$0	3	$305,498	$ 944,344
Non-Compete	$ 891,785	$0	3.9	$164,483	$ 727,302
Copyright & Trademark	$ 50,339	$0	10	$36,471	$ 13,868
Trade Name *	$ 1,180,499	n/a	n/a	n/a	$ 1,180,499
Work Force & Goodwill *	$ 5,489,963	n/a	n/a	n/a	$ 5,489,963
TOTALS	$ 11,367,417			$828,269	$10,539,148

* Trade Name and Work Force & Goodwill are not subject to amortization and are deemed to have an indefinite life in accordance with SFAS No.142 - Goodwill and Other Intangible Assets.

Goodwill was calculated as the difference between the purchase price and the value of the identifiable tangible and intangible assets acquired. Trademarks and copyrights were capitalized using the costs of all legal and application fees incurred.

For the three months ended June 30, 2006 and June 30, 2005, the aggregate amortization expense on the above intangibles was $248,546 and $1,079, respectively. For the six months ended June 30, 2006 and June 30, 2005, the aggregate amortization expense on the above intangibles was $537,809 and $5,379, respectively.

7.         NOTES PAYABLE

As of June 30, 2006, the Company had Notes Payable totaling $5,042,552. The detail of these notes is as follows:

Note Description	S/T Portion	L/T Portion	Total	Maturity	Rate
iMart Purchase Price Note	$2,470,279	-	$2,470,279	Jan 2007	8.0%
iMart Non-Compete Note	377,702	168,178	545,880	Oct 2007	8.0%
Acquisition Fee - iMart	202,988	6,189	209,177	Oct 2007	8.0%
Acquisition Fee - Computility	148,493	-	148,493	Mar 2007	8.0%
Subscription Financing Payable	883,987	659,736	1,543,723	Various thru 2008	9% - 10.5%
Floor Plan Agreement	81,250	43,750	125,000	Feb 2008	Prime+4

As detailed in Smart Online’s 2005 Annual Report, the iMart stock purchase agreement called for certain cash installment payments to be made to iMart’s selling individuals. The final installment payment of approximately $1.7 million is payable in January 2007. Accordingly, such amount was classified as part of long-term liabilities at December 31, 2005. As of June 30, 2006, such amount is classified as a current liability. According to the Wall Street Journal, as of June 30, 2006, the prime rate was 8.25%.

8.  STOCKHOLDERS' EQUITY

Common Stock and Warrants

On March 30, 2006, Smart Online sold 400,000 shares of its common stock to Atlas Capital, S.A. (“Atlas”), an existing stockholder, for a price of $2.50 per share resulting in gross proceeds of $1,000,000. The Company incurred immaterial issuance costs related to this stock sale. As part of this sale, Atlas received contractual rights to purchase shares at a lower price should Smart Online enter into a private placement agreement in the future in which it sells shares of its common stock for less than $2.50 per share. In connection with this financing, Berkley Financial Services, Ltd. (“Berkley”) may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

On June 29, 2006, the Company sold 400,000 shares of its common stock to Atlas for a price of $2.50 per share resulting in gross proceeds of $1,000,000. The Company incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

During the six months ended June 30, 2006, warrants to purchase 36,550 shares of Smart Online common stock expired. In March 2006, there was a cashless exercise of a warrant to purchase 10,000 shares of its common stock, resulting in the issuance of 4,800 shares. Also in March 2006, four warrants to purchase a total of 17,000 shares of our common stock were exercised on a cash basis, resulting in the issuance of 17,000 shares and gross proceeds of $22,100. The Company incurred immaterial costs related to these exercises.

On May 31, 2006, Smart Online entered into a “Settlement Agreement” with General Investments Capital, Ltd. (“GIC”) with respect to a ”Consulting Agreement,” dated October 26, 2005. Under the Consulting Agreement, GIC was to receive 625,000 shares of Smart Online’s common stock (the “Shares”) and a cash payment of $250,000 (the “Cash Fee”) for investor relations consulting services. The Company paid the entire Cash Fee, and the Shares were issued to GIC, but were never delivered. Under the Settlement Agreement, GIC agreed, in part, to release its claim to the Shares, but retained the Cash Fee as consideration for services performed under the Consulting Agreement and for entering into the Settlement Agreement. Smart Online recorded a gain of $1,562,500 during the second quarter of 2006 related to this settlement. The terms of this Settlement Agreement are more fully set forth in the Company’s Current Report on Form 8-K filed on June 6, 2006, and that form is hereby incorporated by reference herein.

Stock Option Plans

The Company maintains three equity compensation plans, only one of which (the Smart Online, Inc. 2004 Equity Compensation Plan) is currently active. During the second quarter of 2006, the Company issued options to purchase 5,000 shares of its common stock to an outside consultant. The strike price and fair value on the date of grant was $2.50. The option vests quarterly over one (1) year and has a ten (10) year life.

The following is a summary of the status of these plans and stock option activity:

	Shares	Weighted Average Exercise Price

BALANCE, March 31, 2005	2,949,450	$5.73
Forfeited	(373,850)	$6.67
Granted	5,000	2.50
BALANCE, June 30, 2006	2,580,600	$5.58

The following table summarizes information about stock options outstanding at June 30, 2006:

			Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
From $1.30 to $1.43	595,000	2.5	595,000	$ 1.41
From $2.50 to $3.50	512,500	8.0	306,665	$ 3.50
$5.00	262,400	8.3	117,900	$ 5.00
From $7.00	155,500	9.3	78,000	$ 7.00
From $8.20 to $8.61	592,500	9.1	12,500	$ 8.61
From $9.00 to $9.82	462,700	5.3	157,500	$ 9.82

Dividends

Smart Online has not paid any cash dividends through June 30, 2006.

9.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Smart Online derives a significant portion of its revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of the Company’s total revenues:

		3 Months Ended June 30, 2006
		Revenues	% of Total Revenues
Customer F	Subscription	491,463	37%
Others	Various	838,869	63%
Total		$1,330,332	100%

		3 Months Ended June 30, 2005
		Revenues	% of Total Revenues

Customer A	Integration/Barter	82,500	20.3%
Customer B	Integration	50,000	12.3%
Customer C	Integration	51,183	12.6%
Customer D	Syndication/Barter	46,250	11.4%
Others	Various	176,183	43.4%
Total		$406,116	100.0%

		6 Months Ended June 30, 2006
		Revenues	% of Total Revenues
Customer E	Professional Services	$662,283	21%
Customer F	Subscription	1,013,273	31%
Others	Various	1,550,435	48%
Total		$3,225,991	100%

		6 Months Ended June 30, 2005
		Revenues	% of Total Revenues

Customer A	Integration/Barter	123,750	18.8%	%
Customer B	Integration	75,000	11.4%	%
Customer D	Syndication/Barter	80,938	12.3%	%
Others	Various	379,666	57.5%	%
Total		$659,354	100.0%	%

The Company had one customer that accounted for approximately $177,000, or 49%, of net receivables at June 30, 2006. Another customer accounted for approximately $79,000, or 22%, of net receivables at June 30, 2006; and in the first quarter of 2006, Smart Online learned that this customer underwent a restructuring. This restructuring has resulted in a decrease of revenue of approximately 27% from this customer for June, July and August of 2006. However, future revenues from this customer may vary significantly, and the Company can offer no assurances that future revenues from this customer will not decrease materially. The Company had three customers that accounted for 25%, 22% and 10% of receivables at December 31, 2005.

10.  COMMITMENTS AND CONTINGENCIES

On August 30, 2002, the Company entered into a reseller agreement with Smart IL Ltd., formerly known as Smart Revenue Europe Ltd. (“SIL”), an Israel based software company that specialized in secured instant messaging products, whereby SIL paid it $200,000 for nonexclusive rights to distribute Smart Online products in certain foreign territories in exchange for Smart Online’s marketing support and a twenty percent (20%) commission from the gross sales generated by SIL. Under the terms of this agreement, the Company is to collect the revenue, if any, from SIL’s customers and then make the required payments to SIL. On May 1, 2003, this reseller agreement was terminated. However, under the terms of that termination agreement, certain payment obligations to SIL survive termination with regard to a limited number of prospective business candidates. Under the integration agreement with SIL, dated April 2003, the Company would be required to issue Doron Roethler 80,000 shares of its common stock if the Company integrates certain third party products into the Company’s own, and, pursuant to a revenue sharing arrangement, it may be required to pay SIL a portion of its revenue from the sales of SIL’s products and services.

During August 2005, Smart Online acquired rights to an accounting software engine from a software development company and co-developed its accounting software application with that developer. The Company has exclusive rights to the accounting application, and non-exclusive rights to the software engine included in the application. In connection with this agreement, the Company agreed to pay the developer up to $512,500 and issue up to $287,500 worth of its common stock based upon the developer attaining certain milestones. As of June 30, 2006 the developer had earned and been paid $255,000 ($225,000 in cash and $30,000 of Smart Online common stock). Although this product was integrated into the OneBizSM application suite in December 2005, the Company did not accept the software application as completed under this agreement because, in management’s judgment and based on feedback received from both customers and an accounting consultant, certain modifications and features were needed to improve the usability of the accounting application. As a result, Smart Online is continuing to work with the software development company to complete and improve the accounting application. Smart Online has deposited $37,500 into escrow, which will be released to the software development company upon acceptance of the accounting application, with the remaining money and stock to be partially payable at acceptance, up to 100 days after acceptance and up to 190 days after acceptance.

The Company entered into a letter agreement, effective June 29, 2006, with its former independent certified public accountants, BDO Seidman, LLP ("BDO"). Under the terms of the letter agreement, Smart Online agreed to pay BDO a total of $120,000 in twelve (12) equal monthly installments beginning June 30, 2006. These payments are being made in settlement of $246,855 that BDO claims is owed by Smart Online in connection with audit services performed by BDO under a letter agreement between BDO and Smart Online, dated May 27, 2004. As a result of this agreement, Smart Online recorded a gain of $96,855 during June 2006.

11.  SUBSEQUENT EVENTS

On July 6, 2006, the Company sold 100,000 shares of our common stock to the Blueline Fund (“Blueline”), an existing investor for a price of $2.50 per share resulting in gross proceeds of $250,000. The Company incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

On July 7, 2006, the independent outside legal counsel conducting the internal investigation shared final findings with the Audit Committee, which were then shared with the full Board of Directors. The Audit Committee did not conclude that any of Smart Online’s officers or directors have engaged in fraudulent or criminal activity. However, it did conclude that the Company lacked an adequate control environment, and has taken action to address certain conduct of management that was revealed as a result of the investigation. A discussion of the significant deficiencies that were identified by the Audit Committee and related remediation efforts can be found in Item 9A of the Company’s 2005 Annual Report.

In August 2006, the Company sold an aggregate of 100,000 shares of its common stock to Blueline and a new individual investor, for a price of $2.50 per share, resulting in gross proceeds of $250,000. The Company incurred immaterial issuance costs related to these stock sales. In connection with this financing, Berkley may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in Management's Discussion and Analysis of Financial Condition as Results of Operations and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of foreign currency exchange rate and interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We develop and market Internet-delivered Software-as-a-Service (“SaaS”) on-demand software applications and data resources for small businesses. We reach small businesses through syndication arrangements with other companies that private-label our software applications through their corporate websites, and through our own website, www.smartonline.com. Our syndication relationships provide a cost and time efficient way to market our products and services to the small business sector.

Except as noted below, all financial information for periods prior to our acquisition of Computility, Inc. (“Computility”) and iMart Incorporated (“iMart”) contained in this section refer to the financial performance of Smart Online, Inc. (“Smart Online”) only, and does not include the financial performance of either Computility or iMart before the acquisitions occurred in October 2005. All financial information for periods after these acquisitions include the financial performance of the businesses we acquired, unless otherwise noted.

Sources of Revenue

We currently derive revenues from the following sources:

•
Subscription Fees - Subscription fees are monthly fees charged to customers for access to our suite of applications, including those applications acquired in the iMart and Computility acquisitions. These are comprised of sales of subscriptions directly to end-users, or to others for distribution to end-users; hosting and maintenance fees; and e-Commerce website design fees. Subscription sales are made either on a subscription or on a “for fee” basis. End-user subscriptions, which include access to most of our offerings, are payable in advance on a monthly basis and are targeted at small companies. Additional time is required to leverage existing and new syndication partners and to invest more on marketing and sales before significant revenue is generated. During past years, most of our users have been given free use of our products for extended time periods. During the fourth quarter of 2005, we changed that policy to a limited free use period of up to 30-days, after which we terminate access for users who fail to become paid subscribers. Our agreements with our syndication partners call for us to share subscription fees generated on each respective syndication website with the partner. We began to offer our suite of OneBizSM software applications on November 4, 2005 on our own website, and we have migrated the syndication site of one of our partners to OneBizSM. We plan to migrate all of the OneBizSM applications to our other syndication sites. In May 2006, we released a simplified version of our SFA/CRM application as part of the subscription to our suite of applications available on our core website. We are evaluating whether we can integrate certain parts of our new e-Commerce software applications into our application suite during 2006. Until then, these applications will be offered only on a “for fee” basis through Smart Commerce, Inc. (d/b/a iMart) (“Smart Commerce”). These and other “for fee” services allow customers to purchase one-time use of a specific software or content service. We are planning to engage in cross selling our services to customers of the two businesses we acquired in October 2005 as part of our integration process. However, as of August 2006, we have only just begun to implement this initiative, and it is too soon to determine whether this initiative will result in a significant increase in subscription fees.

Subscription fees through our syndication partners will be the primary focus of our revenue growth strategies. Subscription fees represented $924,833 or 70% of our total revenues for the second quarter of 2006, as compared to $25,731 or 6% of our total revenues for the second quarter of 2005. Subscription fees represented $1,924,032 or 60% of our total revenues for the first six months of 2006, as compared to $40,890 or 6% of our total revenues for the first six months of 2005. We had one customer that accounted for approximately $491,463 or 37% of revenues during the second quarter 2006. In the first quarter of 2006, we learned that this customer underwent a restructuring. This restructuring has resulted in a decrease of revenue of approximately 27% from this customer for June, July and August of 2006. However, future revenues from this customer may vary significantly, and we can offer no assurances that future revenues from this customer will not decrease materially.

•
Professional Services Fees - Professional services fees are fees charged to customers for consulting services and services rendered and charged for on an hourly or contractual basis. Professional services fees are currently generated by Smart Commerce through services such as website design and IT consulting services, as well as by Smart CRM, Inc. (d/b/a Computility) (“Smart CRM”) through services such as networking consulting. Professional services fees represented $260,358 or 20% of our total revenues for the second quarter of 2006, as compared to $0 or 0% of our total revenues for the second quarter of 2005. Professional services fees represented $862,325 or 27% of our total revenues for the first half of 2006, as compared to $0 or 0% of our total revenues for the first half of 2005.

•
Integration Fees - Integration fees are fees charged to partners to integrate their products into our syndication platform. Integrating third-party content and products has been a key component of our strategy to continuously expand and enhance the platform offered to syndication partners and our own customer base. Integration fees represented $26,667 or 2% of our total revenues for the second quarter of 2006, as compared to $252,198 or 62% of our total revenues for the second quarter of 2005. Integration fees represented 176,410 or 5% of our total revenues for the first six months of 2006, as compared to $381,720 or 58% of our total revenues for the first six months of 2005. As our focus shifts to increasing our subscription fees, we anticipate a decrease in integration fees for the foreseeable future.

•
Syndication Fees - Syndication fees are fees consisting of (a) fees charged to syndication partners to create a customized private-label site and (b) barter revenue derived from syndication agreements with media companies.

Our syndication agreements also provide that we receive a percentage of the revenue generated by our partners from their websites, which are classified as subscription fees. We receive revenue from one of these revenue sharing agreements. These agreements also include bartering arrangements for advertising and joint marketing programs to take advantage of discounted advertising rates and to provide an opportunity for revenue sharing. While we intend to derive a majority of our syndication fees from traditional non-barter transactions, we will evaluate barter transactions on a case-by-case basis.

Syndication fees represented $57,352 or 4% of our total revenues for the second quarter of 2006, as compared to $103,602 or 26% of our total revenues for the second quarter of 2005. Syndication fees represented 126,267 or 4% of our total revenues for the first half of 2006, as compared to $195,642 or 30% of our total revenues for the first half of 2005. As our focus shifts to increasing our subscription fees, we anticipate a decrease in syndication fees for the foreseeable future.

•
OEM Revenue - OEM revenue consists of royalties paid for a license to distribute some of our software products. OEM revenue is recorded based on the greater of actual sales or contractual minimum guaranteed royalty payments. We record the minimum guaranteed royalties monthly and receive payment of the royalties on a quarterly basis, thirty days in arrears. To the extent actual royalties exceed the minimum guaranteed royalties, the excess is recorded in the quarter we receive notification of such additional royalties.

OEM revenue represented $9,000 or 0.7% of our total revenues for the second quarter of 2006, as compared to $12,000 or 3% of our total revenues for the second quarter of 2005. OEM revenue represented $18,000 or 0.6% of our total revenues for the first six months of 2006, as compared to $24,000 or 4% of our total revenues for the first six months of 2005.

•	Other Revenues - Other revenues consist primarily of miscellaneous hardware sales of Smart CRM, which are not a significant revenue source for us.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of integration fees is received upfront. Our contracts are typically non-cancelable, though customers usually have the right to terminate their contracts for cause if we fail to perform. We generally invoice our paying customers in annual or monthly installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded as accounts receivable and in deferred revenue or revenue, depending on whether applicable revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. Online marketing, which consists of marketing services provided to our integration and syndication partners, in the past generated additional revenue. In addition, certain users have requested that we implement online marketing initiatives for them, such as promoting their products through Google or Overture Services. Online marketing has not been a material source of past revenue. We intend to seek an increase in the level of online marketing services in the future. We have not signed a new significant strategic partner relationship for the applications we sell via our OneBizSM platform since the beginning of the second quarter of 2005. We plan to enter into new integration and syndication agreements that are advantageous to improving our business and increasing our subscription fees.

Additionally, we receive a portion of third-party sales of products and services by our integration partners through revenue sharing arrangements, which involves a split of realized revenues. Hosting and maintenance fees are charged for supporting and maintaining the private-label portal and providing customer and technical support directly to our syndication partners’ users and are recognized on a monthly basis. E-Commerce website design fees, which are charged for building and maintaining corporate websites or to add the capability for e-Commerce transactions, are recognized over the life of the project. Domain name registration fees are recognized over the term of the registration period.

For additional information, please refer to the “Revenues” section of the “Overview of Results of Operations for the Quarters Ended June 30, 2006 and June 30, 2005,” below.

Cost of Revenues

Cost of revenues is comprised primarily of salaries associated with maintaining and supporting integration and syndication partners and the cost of an external hosting facility associated with maintaining and supporting integration and syndication partners. Additionally, during 2005, a portion of cost of revenues included third-party fees. Historically, we do not capitalize any costs associated with the development of our products and platform. Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

Operating Expenses

Our operating expenses included expenses for research and development, sales and marketing, and general and administrative costs.

Research and Development. Research and development expenses consist primarily of salaries for our development team. We have historically focused our research and development activities on increasing the functionality and enhancing the ease of use of our on-demand application service. For example, we are improving our accounting application and enhancing and improving the usability of our other applications, while adding functionality to our OneBizSM suite of applications. Because of our proprietary, scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies. We expect this to be particularly true during 2006. In 2006, we integrated a simplified version of the SFA/CRM application we acquired from a recent acquisition into our application suite; are currently evaluating whether we will integrate the e-Commerce applications we acquired in our other recent acquisition; and in August, we hired additional development personnel.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for sales and marketing staff. We expect these expenditures to increase significantly, assuming we are successful in raising capital in 2006, as we launch and begin marketing our latest version of the applications. We have also embarked on an effort to target larger companies who have small business customer bases. The strategy is to implement private label syndication platforms for these companies in order to gain access to their small business customer bases. We expect to create certain types of these arrangements in the future with companies who offer the ability to reach small business customers and will assist in off-setting our outlay of cash for print and online advertising and marketing while providing reduced advertising prices.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. We plan to increase penetration within our existing private-label customer base, expand our domestic selling and marketing activities, build brand awareness and participate in additional marketing programs. If we are able to raise additional capital, we expect that in the future, marketing and sales expenses will increase in absolute dollars. However, we anticipate that raising such capital will be difficult, and we can offer no assurances that we will be successful in our efforts to do so.

General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and accounting, human resources, professional fees, and other corporate expenses, including facilities costs. We expect that in the future, general and administrative expenses will increase as we add administrative and finance personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company. Non-recurring general and administrative expenses may also be significant as a result of legal fees related to the SEC’s suspension of trading of our securities and the continuing SEC matter. We expect to incur increased and significant costs in upcoming periods related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and the implementation of changes made in our internal controls and procedures as detailed in Item 9A of our Annual Report on Form 10-K for the period ending December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on July 11, 2006 (the “2005 Annual Report”).

As of January 1, 2006, our operating expenses include stock-based expenses related to options and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results for the first and second quarters of 2006. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective-transition method. We will continue to use the Black-Scholes-Merton fair value pricing method that we previously used for our pro forma disclosures prior to January 1, 2006. For periods prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, we were not required to compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of the grant. Accordingly, we did not record any compensation expense in the accompanying financial statements for the three months or six months ended June 30, 2005 for our stock-based compensation plans.

Factoring Agreements

During the first half of 2006, we, through Smart CRM, entered into multiple factoring agreements. The factoring arrangements resulting in gross aggregate proceeds of approximately $623,000 and a debt payable to the factor in the total amount of approximately $729,000. The interest rate related to these arrangements is fixed at 10.5% and the debt will be paid off over the lives of the factored contracts which range from 28 to 44 months. These factoring agreements provide for a security interest in equipment provided to customers, if such equipment is provided under the factored contracts. Should any customer fail to make their scheduled payments, Smart CRM will be liable to the factor for the full amount of the interest assigned to the factor. Such factoring agreements are typical and within the normal course of business for Smart CRM and its predecessor corporation, Computility. We purchased the assets of Computility on October 4, 2005. Prior to being purchased, Computility factored the majority of its contracts.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically re-evaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. Management has consistently applied the same critical accounting policies and estimates which are fully described in our 2005 Annual Report, which is hereby incorporated by reference.

Overview of Results of Operations for the Quarters Ended June 30, 2006 and June 30, 2005

The following table shows our consolidated statements of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
REVENUES:
Subscription Fees	69.52%	6.34%
Professional Services Fees	19.57%	0.00%
Integration Fees	2.00%	62.10%
Syndication Fees	4.31%	25.51%
OEM Revenue	0.68%	2.95%
Other Revenues	3.92%	3.10%
Total Revenues	100.00%	100.00%

COST OF REVENUES	24.77%	5.40%

GROSS PROFIT	75.23%	94.60%

OPERATING EXPENSES:
General and Administrative	138.85%	178.31%
Sales and Marketing	21.20%	70.90%
Research and Development	37.60%	60.67%

Total Operating Expenses	197.65%	309.89%

LOSS FROM OPERATIONS	(122.41%)	(215.28%)

OTHER INCOME (EXPENSE):
Interest Income (Expense), Net	(8.02%)	1.03%
Takeback of Investor Relations Shares	117.45%	0.00%
Gain on Debt Forgiveness	10.85%	2.29%

Total Other Income (Expense)	120.28%	3.32%

Revenues

Total revenues were $1,330,332 for the second quarter of 2006 compared to $406,116 for the second quarter of 2005 representing an increase of $924,216 or 228% This increase is primarily attributable to revenue from our two newly acquired subsidiaries; specifically, $489,501 of revenues from Smart CRM and $728,276 of revenues from Smart Commerce. The revenues generated by these two subsidiaries is generally composed of subscription fees and professional services fees related to domain name subscriptions, e-Commerce or networking consulting or network maintenance agreements. There were no comparable revenues generated by these two subsidiaries for the second quarter of 2005 as that was a pre-acquisition period. These increases were partially offset by the decreases in integration and syndication fees discussed below.

Subscription fees increased to $924,833 for the second quarter of 2006 from $25,731 for the second quarter of 2005. This increase was primarily due to $481,815 in subscription fees from Smart Commerce and $423,739 of subscription fees from Smart CRM. In addition, there was an immaterial increase in subscription fees from Smart Online’s sale of online subscriptions to OneBizSM.

Professional services fees increased to $260,358 for the second quarter of 2006 from $0 for the second quarter of 2005. This increase was due to $237,292 of professional services fees generated by Smart Commerce, In addition, $23,066 of professional services fees was generated by Smart CRM.

Integration fees decreased 89% to $26,667 for the second quarter of 2006 as compared to $252,198 for the same period in 2005. This decrease is primarily due to the reduction of the number of active integration partners with deferred revenue to two in the second quarter of 2006 from seven in the second quarter of 2005. The 2006 and 2005 periods also included $1,667 and $87,500 of revenue derived from barter transactions, respectively. As integration fees are recognized over the terms of the agreements, revenue recognition is based upon the terms and timing of the agreements and does not reflect actual cash flow.

Syndication fees decreased 45% to $57,352 for the second quarter of 2006 as compared to $103,602 for the same period in 2005. This decrease was primarily due to the reduction of the number of active syndication partners with deferred revenue to two in the second quarter of 2006 from three in the second quarter of 2005. The 2006 and 2005 periods included $26,727, and $72,977 of revenue derived from barter transactions, respectively. Similarly, as syndication fees are recognized over the terms of the agreements, revenue recognition is based upon the terms and timing of the agreements and does not reflect actual cash flow.

Other revenues increased 314% to $52,112 for the second quarter of 2006 from $12,585 for the second quarter of 2005. This increase is primarily due to other revenue sources of our newly acquired subsidiaries; specifically $42,696 and $9,169 of other revenue for Smart CRM and Smart Commerce, respectively.

Cost of Revenues

Cost of revenues increased $307,564 or 1404% to $329,475 in the second quarter of 2006, up from $21,911 in the second quarter 2005, primarily as a result of the inclusion of the cost of revenues of our subsidiaries; specifically $250,375 and $59,661 for Smart CRM and Smart Commerce, respectively, for the three months ended June 30, 2006.

Cost of Revenues as a percentage of revenues increased to 25% for the three months ended June 30, 2006 from 5% for the three months ended June 30, 2005. This is primarily as a result of the inclusion of Smart CRM which has an historical cost of revenues that averages approximately 50% and Smart Commerce which has an historical cost of revenues that averages 8%. The consolidated cost of revenues as a percentage of consolidated can be expected to fluctuate depending upon the relative contributions of the individual entities to consolidated revenues.

For the same reasons, gross margin for the three months ended June 30, 2006 decreased to 75% as compared to 95% for the three months ended June 30, 2005.

Operating Expenses

Operating expenses increased to $2,629,357, or 109%, for the second quarter of 2006 from $1,258,511 during the second quarter of 2005. The principal factors resulting in the increase in operating expense were (1) the inclusion of the operating expenses of our subsidiaries which did not exist for the second quarter of 2005 (2) an increase in legal and professional fees included in general and administrative expenses related to both the increased expense of being a public company, increased legal fees related to the SEC matter, and our own internal investigation, (3) the inclusion of compensation expense related to options which are now accounted for under SFAS No. 123R, and (4) the inclusion of amortization expense related to the intangible assets acquired as part of the iMart and Computility acquisitions. The following table sets forth the three primary components of our operating expenses for the second quarter of 2006 and 2005, respectively:

	For the three months ended June 30,
	2006	2005
Operating Expenses
General and Administrative	$1,847,093	$724,162
Sales and Marketing	282,005	287,946
Reasearch and Development	500,260	246,403
Total Operating Expenses	$2,629,357	$1,258,511

General and Administrative. General and administrative expenses increased by $1,122,931, or 155% to $1,847,093 for the second quarter of 2006 from $724,162 in the same quarter of 2005. This increase was primarily due to approximately $250,000 of additional amortization expense related to the intangible assets acquired from Computility and iMart; approximately $275,000 of other general and administrative expenses from our subsidiaries; approximately $345,000 of additional legal expense related to the SEC matter and our own internal investigation; approximately $106,000 of additional wages related to additional administrative personnel; and approximately $191,500 of additional compensation expense related to stock options as accounted for under the newly adopted SFAS No. 123R.

We are currently disputing our insurance carrier’s refusal to cover certain legal expenses related to the SEC matter. We contend that these legal expenses should be reimbursed by our insurance carrier. Because the outcome of this dispute is unclear, we have expensed all legal costs incurred and we will account for any insurance reimbursement, should there be any, in the period such amounts are reimbursed. Our insurance carrier has made payments totaling approximately $530,000 to date.

Sales and Marketing. Sales and marketing expense decreased to $282,005 in the second quarter of 2006 from $287,946 in the second quarter 2005, a decrease of $5,941 or 2%. This decrease is primarily due to a reduction in Smart Online’s sales and marketing staff and related commission expense as well as a reduction in the number of consulting contracts which, in total, amounted to a reduction of approximately $225,000. This reduction was offset by $42,917 and $159,638 of second quarter sales and marketing expense of Smart CRM and Smart Commerce, respectively.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our subscription fees. Assuming we are successful in raising additional capital, we plan to invest in marketing and sales by increasing the number of sales personnel, seeking additional syndication partners with small business customer bases, increasing penetration within our existing customer base, expanding our domestic selling and marketing activities, building brand awareness and participating in additional marketing programs.

Research and Development. Research and development expense increased to $500,260 in the second quarter of 2006 from $246,403 in the second quarter of 2005, an increase of $253,857 or 103%. This increase is primarily due to the inclusion of the research and development expense of our subsidiaries of $107,435 and $141,371 for Smart CRM and Smart Commerce, respectively. We expect research and development expenses to increase during second half of 2006 as a result of anticipated hiring of additional development personnel.

Other Income (Expense)

The following table sets forth the principal components of other income (expense) for the second quarter of 2006 and 2005, respectively:

	For the three months ended June 30
	2006	2005
Other Income (Expense)
Interest Expense, Net	$(106,716)	$4,197
Takeback of Investor Relations Shares	1,562,500	-
Gain from Debt Forgiveness	144,351	9,293
Total Other Income (Expense)	$1,600,135	$13,490

We incurred net interest expense of $106,716 during the second quarter of 2006 and $4,197 of net interest income during the second quarter of 2005. Interest expense increased as a direct result of the notes payables related to the iMart and Computility acquisitions, including notes related to non-compete agreements. Also included is approximately $42,000 of interest expense related to Computility’s subscription financing payable.

We recorded other income in the amount of $1,562,500 related to taking back 625,000 shares of our common stock resulting from the May 31, 2006 cancellation of an investor relations contract. Shares were taken back at the fair market value on the date of the contract cancellation which was $2.50 per share based on our recent private placement of shares.

We realized gains of $144,351 and $9,293 during the second quarters of 2006 and 2005, respectively, from negotiated and contractual releases of outstanding liabilities.

Net Loss

Net loss for the three months ended June 30, 2006 decreased to $28,375 from $860,816 for the three months ended June 30, 2005. The reasons for this decrease in net loss are set forth more fully above, but primarily consist of (1) increased revenues as a result of the addition of revenues from Smart CRM and Smart Commerce, (2) the takeback of the investor relations shares, and (3) gain on debt forgiveness. These decreases are partially offset by the increases in expenses resulting primarily from (1) the inclusion of the operating expenses of our subsidiaries, (2) an increase in legal and professional fees included in general and administrative expenses, (3) the inclusion of compensation expense related to options, and (4) the inclusion of amortization expense related to the intangible assets we acquired.

Overview of Results of Operations for the Six Months Ended June 30, 2006 and June 30, 2005

The following table shows our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
REVENUES:
Subscription Fees	59.64%	6.20%
Professional Services Fees	26.73%	0.00%
Integration Fees	5.47%	57.89%
Syndication Fees	3.91%	29.67%
OEM Revenue	0.56%	3.64%
Other Revenues	3.69%	2.59%
Total Revenues	100.00%	100.00%

COST OF REVENUES	21.03%	8.13%

GROSS PROFIT	78.97%	91.87%

OPERATING EXPENSES:
General and Administrative	124.10%	188.55%
Sales and Marketing	18.92%	88.37%
Research and Development	31.45%	76.08%

Total Operating Expenses	174.47%	353.00%

LOSS FROM OPERATIONS	(95.50%)	(261.13%)

OTHER INCOME (EXPENSE):
Interest Income (Expense), Net	(7.08%)	1.55%
Takeback of Investor Relations Shares	48.43%	0.00%
Write-off of Investment	(0.77%)	0.00%
Gain on Debt Forgiveness	4.47%	84.42%

Total Other Income (Expense)	45.06%	85.96%

Revenues

Total revenues were $3,225,991 for the first half of 2006 compared to $659,354 for the first half of 2005 representing an increase of $2,566,637 or 389%. This increase is primarily attributable to revenues from our two newly acquired subsidiaries; specifically, $1,027,212 of revenues from Smart CRM and $1,837,552 of revenues from Smart Commerce. The revenues generated by these two subsidiaries is generally composed of subscription fees and professional services fees related to domain name subscriptions, e-Commerce or networking consulting or network maintenance agreements. There were no comparable revenues generated by these two subsidiaries for the first half of 2005 as that was a pre-acquisition period. The additional revenues from Smart CRM and Smart Commerce were offset by decreases of $205,310 and $69,375 in integration and syndication fees, respectively, as discussed more fully below.

Subscription fees increased to $1,924,032 for the first half of 2006 from $40,890 for the first half of 2005. This increase was primarily due to $1,007,032 in subscription fees from Smart Commerce and $877,264 of subscription fees from Smart CRM. In addition, there was an immaterial increase in subscription fees from Smart Online’s sale of online subscriptions to OneBizSM.

Professional services fees increased to $862,325 for the first half of 2006 from $0 for the first half of 2005. This increase was primarily due to $809,023 of professional services fees generated by Smart Commerce, of which $450,000 was a one time payment by a customer of a subsidiary for a perpetual license. In addition, $53,302 of professional services fees was generated by Smart CRM.

Integration fees decreased 54% to $176,410 for the first half of 2006 as compared to $381,720 for the same period in 2005. This decrease is primarily due to the reduction of the number of active integration partners with deferred revenue to five in the first half of 2006 from nine in the first half of 2005 . The 2006 and 2005 periods also included $6,667 and $133,750 of revenue derived from barter transactions, respectively. As integration fees are recognized over the terms of the agreements, revenue recognition is based on the terms and timing of the agreements and does not reflect actual cash flow.

Syndication fees decreased 35% to 126,267 for the first half of 2006 as compared to $195,642 for the same period in 2005. This decrease was primarily due to the reduction of the number of active syndication partners with deferred revenue to two in the first half of 2006 from three in the first half of 2005. The 2006 and 2005 periods included $65,017 and $134,392 of revenue derived from barter transactions, respectively. Similarly, as syndication fees are recognized over the terms of the agreements, revenue recognition is based on the terms and timing of the agreements and does not reflect actual cash flow.

Other revenues increased 596% to $118,957 for the first half of 2006 from $17,102 for the first half of 2005. This increase is primarily due to other revenue sources of our newly acquired subsidiaries; specifically $96,645 and $21,498 of other revenue for Smart CRM and Smart Commerce, respectively.

Cost of Revenues

Cost of revenues increased $624,769, or 1165% to $678,407 in the first half of 2006, up from $53,638 in the first half of 2005, primarily as a result of the inclusion of the cost of revenues of our subsidiaries; specifically $497,204 and $143,949 for Smart CRM and Smart Commerce, respectively, for the six months ended June 30, 2006.

Cost of Revenues as a percentage of revenues increased to 21% for the six months ended June 30, 2006 from 8% for the six months ended June 30, 2005. This is primarily as a result of the inclusion of Smart CRM which has an historical cost of revenues that averages approximately 50% and Smart Commerce which has an historical cost of revenues that averages 8%. The consolidated cost of revenues as a percentage of consolidated can be expected to fluctuate depending upon the relative contributions of the individual entities to consolidated revenues.

For the same reasons, gross margin for the six months ended June 30, 2006 decreased to 80% as compared to 92% for the six months ended June 30, 2005.

Operating Expenses

Operating expenses increased to $5,628,441 for the first half of 2006 from $2,327,506 during the first half of 2005. The principal factors resulting in the increase in operating expense were (1) the inclusion of the operating expenses of our subsidiaries which did not exist for the first half of 2005 (2) an increase in legal and professional fees included in general and administrative expenses related to both the increased expense of being a public company, increased legal fees related to the SEC matter and our own internal investigation, (3) consulting fees and additional staff in sales and marketing, (4) additional programming, database management, quality assurance, and project management resources in the development function to support the on-going development of the OneBizSM product, (5) the inclusion of compensation expense related to options which are now accounted for under SFAS No. 123R, and (6) the inclusion of amortization expense related to the intangible assets acquired as part of the iMart and Computility acquisitions. The following table sets forth the three primary components of our operating expenses for the six months ended June 30, 2006 and June 30, 2005, respectively:

	For the six months ended June 30
	2006	2005
Operating Expenses
General and Administrative	$4,003,323	$1,243,198
Sales and Marketing	610,472	582,678
Research and Development	1,014,646	501,630
Total Operating Expenses	$5,628,441	$2,327,506

General and Administrative. General and administrative expenses increased by $2,760,125, or 222% to $4,003,323 for the first half of 2006 from $1,243,198 in the same period of 2005. This increase was primarily due to approximately $540,000 of additional amortization expense related to the intangible assets acquired from Computility and iMart; approximately $540,000 of other general and administrative expenses from our subsidiaries; approximately $815,000 of additional legal expense related to the SEC matter and our own internal investigation; approximately $263,000 of additional wages related to additional administrative personnel; approximately $449,000 of additional compensation expense related to stock options as accounted for under the newly adopted SFAS No. 123R; increase of approximately $68,000 of bad debt expense; approximately $20,000 of additional insurance expense related to the creation of our in-house legal department; approximately $22,000 for an independent appraisal of intangible assets acquired from Computility and iMart, that was performed in the first quarter of 2006; and approximately $51,000 for market research on our securities.

We are currently disputing our insurance carrier’s refusal to cover certain legal expenses related to the SEC matter. We contend that these legal expenses should be reimbursed by our insurance carrier. Because the outcome of this dispute is unclear, we have expensed all legal costs incurred and we will account for any insurance reimbursement, should there be any, in the period such amounts are reimbursed. Our insurance carrier has made payments of approximately $530,000 to date.

Sales and Marketing. Sales and marketing expense increased to $610,472 in the first half of 2006 from $582,678 in the first half of 2005, an increase of $27,794 or 5%. This increase is primarily due to the addition of $78,559 and $276,545 of sales and marketing expense of Smart CRM and Smart Commerce, respectively, offset by a reduction in Smart Online’s barter advertising expense of approximately $143,000 as well as a reduction in Smart Online’s sales and marketing staff and related commission expense as well as a reduction in the number of consulting contracts which, in total, amounted to an additional reduction of approximately $225,000.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our subscription fees. Assuming we are successful in raising additional capital, we plan to invest in marketing and sales by increasing the number of sales personnel, seeking additional syndication partners with small business customer bases, increasing penetration within our existing customer base, expanding our domestic selling and marketing activities, building brand awareness and participating in additional marketing programs.

Research and Development. Research and development expense increased to $1,014,646 in the first half of 2006 from $501,630 in the first six months of 2005, an increase of $513,016 or 102%. This increase is primarily due to the inclusion of the research and development expense of our subsidiaries of $191,446 and $301,743 for Smart CRM and Smart Commerce, respectively. We expect research and development expenses to increase during the second half of 2006 as a result of anticipated hiring of additional development personnel.

Other Income (Expense)

The following table sets forth the principal components of other income (expense) for the six months ended June 30, 2006 and June 30, 2005, respectively:

	2006	2005
Other Income (Expense)
Interest Expense, Net	(228,292)	$10,195
Takeback of Investor Relations Shares	1,562,500	-
Write-off of Investment	(25,000)	-
Gain from Debt Forgiveness	144,351	556,634
Total Other Income (Expense)	$1,453,559	$566,829

We incurred net interest expense of $228,292 during the first six months of 2006 and $10,195 of net interest income during the first six months 2005. Interest expense increased as a direct result of the notes payables related to the iMart and Computility acquisitions, including notes related to non-compete agreements as well as interest on the Subscription Factor Payable assumed during the acquisition of Computility. The 2005 interest income totaling $10,195 was primarily from interest earned on money market account deposits.

We recorded other income in the amount of $1,562,500 related to taking back 625,000 shares of our common stock resulting from the May 31, 2006 cancellation of an investor relations contract. Shares were taken back at the fair market value on the date of the contract cancellation which was $2.50 per share based on our recent private placement of shares.

One of the assets purchased as part of the iMart acquisition was a $25,000 investment in a privately held company that was a customer of iMart’s. Management determined that it is likely that such investment became worthless in the first quarter of 2006, so the entire $25,000 investment has been written off. We also reserved for 100% of the accounts receivable due from that customer of approximately $63,000.

We realized gains of $144,351 and $556,634 during the first half of 2006 and 2005, respectively, from negotiated and contractual releases of outstanding liabilities. The 2006 gains were the aggregate results of negotiated settlements with our former auditors. The 2005 gain resulted from a settlement of Internal Revenue Service claims for penalty and interest.

Net Loss

Net loss for the six months ended June 30, 2006 increased to $1,627,298 from $1,154,961 for the six months ended June 30, 2005. The reasons for this increase in net loss are set forth more fully above, but primarily consist of (1) the inclusion of the operating expenses of our subsidiaries, (2) an increase in legal and professional fees included in general and administrative expenses, (3) the inclusion of compensation expense related to options, and (4) the inclusion of amortization expense related to the intangible assets we acquired. These increases in expenses were partially offset by (1) increased revenues as a result of the addition of revenues from Smart CRM and Smart Commerce, (2) the takeback of the investor relations shares, and (3) gain on debt forgiveness.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the three months or six months ended June 30, 2006 or fiscal 2005 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. We have approximately $35,000,000 in net operating loss carryforwards, which may be utilized to offset future taxable income.

Liquidity and Capital Resources

At June 30, 2006, our principal sources of liquidity were unrestricted cash and cash equivalents totaling $853,129 and accounts receivable of $358,568. As of August 14, 2006, our principal sources of liquidity were unrestricted cash and cash equivalents totaling approximately $565,000 and accounts receivable of approximately $290,000. We do not have a bank line of credit.

At June 30, 2006, we had working capital deficit of approximately $4.5 million. Our working capital is not sufficient to fund our operations beyond September 2006, unless we substantially increase our revenue, limit expenses or raise substantial additional capital.

Our primary source of liquidity during 2005 and the first half of 2006 was from sales of our securities. During 2005, we generated net cash from financing activities, including the sales of common stock, of approximately $7.7 million. During the same period we consumed approximately $6.4 million of cash in operations. During the first six months of 2006, we raised an additional $2 million of proceeds through the sale of additional shares of common stock, and $22,100 on the exercise of warrants. In addition, we raised approximately $623,000 through the factoring of receivables of Smart CRM. Subsequent to June 30, 2006, we raised an additional $500,000 through the sales of additional shares of common stock. All proceeds were used to pay existing operating liabilities and to fund current operations.

As a result of the 2006 cash infusions from stock sales, factoring arrangements, settlement of various claims and lawsuits, and based upon current cash-on-hand and contracts signed to date, our management believes we have sufficient working capital to fund operations through September 2006. Management is actively evaluating additional financing options for 2006 and beyond, including investment from existing and new shareholders, signing additional syndication partners, signing additional integration partners, and continuing to grow our base of subscription customers.

Deferred Revenue. At June 30, 2006, we had deferred revenue totaling $641,625, net of offsetting amounts receivable. Deferred revenue represents amounts collected in advance of the revenue being recognized. Based upon current conditions, we expect that approximately 92% of this amount will be recognized in the short term.

Going Concern. Our auditors have issued an explanatory paragraph in their report included in our 2005 Annual Report, in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. As discussed above, management has plans which it believes will enable us to raise capital and generate greater cash flows from operations. However, there can be no assurance that these efforts will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Fiscal 2006 Outlook. We believe our capital requirements in 2006 and beyond will be greater than in past years as we continue to update, enhance and add functionality to our OneBizSM platform; add sales and marketing personnel in implementing our syndication partner strategy; integrate the businesses we acquired in October 2005; and incur expenses associated with becoming a public company. As such, our historical cash flows may not be indicative of future cash flows.

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

Until the fourth quarter of 2005, we allowed most of our web-based products to be used without charge for extended time periods. This gained us users, but limited our revenue. In the fourth quarter of 2005, we limited our free use policy to a free use period of up to 30-days, after which we terminate access for users who fail to become paid subscribers. However, there can be no assurance that we will be successful in attracting new customers or that customers will pay for our products. The number of subscribers to our main portal has decreased since mid-January 2006, and failure to reverse this decrease may substantially harm our business.

Smart Online's receivables are from major companies or banking institutes (approximately $34,000 of A/R as of June 30, 2006), while the receivables of our subsidiaries, Smart CRM and Smart Commerce, are primarily from individual small businesses and end users, (approximately $325,000 of A/R as of June 30, 2006). Management has evaluated the need for an allowance for doubtful accounts and determined that an allowance for doubtful accounts of approximately $68,000 is adequate as of June 30, 2006. There was no allowance for doubtful accounts as of December 31, 2005.

From time to time, we evaluate strategic opportunities, potential investments in complementary businesses and divestitures of assets outside our evolving business strategy. We anticipate continuing to make such evaluations during the remainder of fiscal year 2006 and into fiscal 2007.

Recent Developments.

On January 17, 2006, the SEC temporarily suspended the trading of our securities. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for our stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result of the SEC’s suspension, NASDAQ withdrew its acceptance of our application to have our common stock traded on the NASDAQ Capital Market. Simultaneously with the suspension, the SEC advised us that it is conducting a non-public investigation. While we continue to cooperate with the SEC, we are unable to predict at this time whether the SEC will take any adverse action against us. In March 2006, our Board of Directors authorized its Audit Committee to conduct an internal investigation of matters relating to the SEC suspension and investigation. The Audit Committee retained independent outside legal counsel to assist in conducting the investigation. On July 7, 2006, the independent outside legal counsel shared its final findings with the Audit Committee, which were then shared with the full Board of Directors. The Audit Committee did not conclude that any of our officers or directors have engaged in fraudulent or criminal activity. However, it did conclude that we lacked an adequate control environment, and has taken action to address certain conduct of management that was revealed as a result of the investigation. The Audit Committee concluded that the control deficiencies primarily resulted from our transition from a private company to a publicly reporting company and insufficient preparation for, focus on and experience with compliance requirements for a publicly reporting company. As one of the results of these findings, Mr. Jeffrey LeRose was appointed to the position of non-executive Chairman of the Board of Directors to separate the leadership of the Board of Directors from the management of the Company, which is a recommended best practice for solid corporate governance. Mr. Nouri has stepped down as Chairman of the Board of Directors, but will continue to serve as our President, Chief Executive Officer and as a member of the Board of Directors. A discussion of the significant deficiencies that were identified by the Audit Committee and related remediation efforts can be found in Item 9A of our 2005 Form 10-K.

On May 31, 2006, we entered into a “Settlement Agreement” with General Investments Capital, Ltd. (“GIC”) with regard to a ”Consulting Agreement,” dated October 26, 2005. Under the Consulting Agreement, GIC was to receive 625,000 shares of our common stock (the “Shares”) and a cash payment of $250,000 (the “Cash Fee”) for investor relations consulting services. We paid the entire Cash Fee, and the Shares were issued, but not delivered. Under the Settlement Agreement, GIC agreed, in part, to release its claim to the Shares, but retained the entire Cash Fee as consideration for services performed under the Consulting Agreement and for entering into the Settlement Agreement. The terms of this Settlement Agreement are more fully set forth in our Current Report on Form 8-K filed on June 6, 2006, and that form is hereby incorporated by reference. We are currently negotiating with Berkley to modify the consulting agreement we entered into with Berkley. There can be no assurance these negotiations will be successful. Also, if we are successful, we may suffer adverse treatment for this transaction or the accounting treatment may be challenged by the SEC or others.

On June 29, 2006, we sold 400,000 shares of our common stock to Atlas Capital, S.A. (“Atlas”) for a price of $2.50 per share resulting in gross proceeds of $1,000,000. We incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

On July 6, 2006, we sold 100,000 shares of our common stock to the Blueline Fund (“Blueline”), an existing investor, for a price of $2.50 per share resulting in gross proceeds of $250,000. We incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

On August 17 and 21, 2006, we sold as aggregate of 100,000 shares of our common stock to Blueline and a new individual investor, for a price of $2.50 per share resulting in gross aggregate proceeds of $250,000. We incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

For the six months ended June 30, 2006 and 2005, all of our contracts and transactions were U.S. dollar denominated. As a result our results of operations and cash flows are not subject to fluctuations due to changes in foreign currency exchange rates.

Interest rate sensitivity

We had unrestricted cash and cash equivalents totaling $1,434,966, $173,339, and $101,486 at December 31, 2005, 2004, and 2003, respectively. At June 30, 2006, our unrestricted cash was $853,129. These amounts were invested primarily in demand deposit accounts and money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

In addition, changes in interest rates will have a negligible effect on management’s decisions with regard to our financing activities, including factoring receivables, financing existing debt, funding future acquisitions, or obtaining additional working capital.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurances that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, and in particular the final findings of our Audit Committee’s investigation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006 because of the significant deficiencies that we are in the process of remediating. These significant deficiencies and the related changes to our controls were described under Item 9A of Part II of our 2005 Annual Report.

Changes to Internal Control Over Financial Reporting

Except for the changes in our internal control over financial reporting that were implemented after December 31, 2005 and that are described in Item 9A of Part II of our 2005 Annual Report, there have been no significant changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item. 1.  LEGAL PROCEEDINGS

During the six months ended June 30, 2006, there were no material developments in the legal proceedings previously reported in our 2005 Annual Report. Please refer to Part I, Item 3 of our 2005 Annual Report for additional information.
Item 1A. RISK FACTORS

Risk Factors

An investment in us involves significant risks. You should read the risks described below very carefully before deciding whether to invest in us. The following is a description of what we consider our primary challenges and risks.

We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty and these risks may change over time. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, readers should pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this document and our other filings with the SEC, particularly Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general may also affect our business. If any of the risks described below actually occurs, our business, financial condition or results of future operations could be materially and adversely affected.

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

Through June 30, 2006, we have lost an aggregate of approximately $54 million since inception on August 10, 1993. During the quarters ended June 30, 2006 and June 30, 2005, we incurred a net loss of approximately $28,000 and $861,000, respectively. During the six months ended June 30, 2006 and June 30, 2005, we incurred a net loss of approximately $1.6 million and $1.2 million, respectively. Losses do not include the pre-acquisition losses, or profit, of the two companies we acquired during the fourth quarter of 2005. At June 30, 2006, we had a $4.5 million working capital deficit. Our working capital is not sufficient to fund our operations beyond September 2006, unless we substantially increase our revenue, limit expenses or raise substantial additional capital. Because we have only nominal tangible assets, you may lose your entire investment.

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

We lack sufficient cash to fund operations past September 2006. We will be required to seek additional financing to fund our operations both immediately and through the remainder of 2006. Factors such as the suspension of trading of shares of our common stock by the SEC and the resulting drop in share price, trading volume and liquidity, the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets may require us to seek additional funding sooner than we expect. We cannot assure you that such funding will be available. If sufficient capital is not raised, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. Restrictions on resale of over nine million shares of our common stock terminated on October 1, 2005, and the volume of re-sales may adversely affect the market value of our common stock and may make it more difficult to raise capital.

In addition, on January 17, 2006, the SEC temporarily suspended trading in our securities. As a result, NASDAQ withdrew its acceptance of our application to be traded on the NASDAQ Capital Market. Following that suspension, the SEC alerted brokers and dealers that, pursuant to Rule 15c2-11 promulgated under the Securities Exchange Act of 1934, brokers and dealers are prohibited from directly or indirectly offering quotations in our common stock unless such broker or dealer has strictly complied with Rule 15c2-11. As of August 14, 2006, we were aware that a broker or dealer has submitted a form that would allow quotation in our common stock. However, that form has not been accepted by the National Association of Securities Dealers, Inc. (“NASD”), and we have no assurances that it will be accepted by the NASD. Therefore, our common stock is only traded on a limited basis without any broker, dealer or market maker providing quotations. This restriction on the market for our securities may also make it more difficult to raise capital.

(4) If We Are Able to Raise Capital, But Are Not Able to Obtain Terms That Are Favorable to Us, Existing Stockholders and New Investors May Suffer Dilution of Their Ownership Interests in Our Company or Otherwise Lose Value In Our Securities.

If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights preferences and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. For example, from March through July 2006, we sold an aggregate of 900,000 shares of common stock to an existing investor for a price of $2.50 per share for total aggregate proceeds of $2.25 million. Because of the share price, we had to sell a significant number of shares to raise the necessary amount of capital.

Risks Associated with Our Products and Operations

(5) Our Business Is Dependent Upon the Development and Market Acceptance of Our Applications, Including the Acceptance of Using Some of Our Applications to Conduct Business . Our Business Models and Operating Plans Have Changed As A Result of Forces Beyond Our Control. Consequently, We Have Not Yet Demonstrated That We Have a Successful Business Model or Operating Plan.

We continually revise our business models and operating plans as a result of changes in our market, the expectations of customers and the behavior of competitors. Today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaaS business model and the results of our sales efforts to syndication partners with small business customer bases, but these business models may again become ineffective due to forces beyond our control that we do not currently anticipate. Despite our sales efforts, the number of small business subscribers to our main portal has declined since January 2006 and no syndication partners have purchased prepaid subscriptions. Consequently, we have not yet demonstrated that we have a successful business model or operating plan. Our evolving business model makes our business operations and prospects difficult to evaluate. There can be no assurance that our revised business model will allow us to capture significant future market potential. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in this stage of business operations, particularly companies, such as ours, that are in emerging and rapidly evolving markets.

Our future financial performance and revenue growth will depend in part, upon the successful development, integration, introduction, and customer acceptance of our software applications. Thereafter, other new products either developed or acquired and enhanced versions of our existing web-native business applications will be critically important to our business. Our business could be harmed if we fail to timely deliver enhancements to our current and future solutions that our customers desire. We also must continually modify and enhance our services and products to keep pace with market demands regarding hardware and software platforms, database technology, and electronic commerce technical standards. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of our new services or products in the marketplace.

Our business could be harmed if we fail to achieve the improved performance that customers want with respect to our current and future offerings. We cannot assure you that our products will achieve widespread market penetration or that we will derive significant revenues from the sale of our applications.

Certain of our services involve the storage and transmission of customers' proprietary information (such as credit card, employee, purchasing, supplier, and other financial and accounting data). If customers determine that our services do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use or if, for any other reason, customers fail to accept our products for use, our business will be harmed. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results, and financial condition.

(6) We May Consider Strategic Divestiture, Acquisition or Investment Opportunities in the Future. We Face Risks Associated with Any Such Opportunity.

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions, investments and divestitures. In the future, we may divest ourselves of products or technologies that are not within our continually evolving business strategy or acquire other products or technologies. We may not realize the anticipated benefits of any such current or future opportunity to the extent that we anticipate, or at all. We may have to issue debt or issue equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. If any opportunity is not perceived as improving our earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results. Any completed acquisitions or divestitures would also require significant integration or separation efforts, diverting our attention from our business operations and strategy. Our limited acquisition experience is very recent, and therefore our ability as an organization to integrate the acquired companies into our business is unproven. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	reduction of available cash;

•	risk of entering new markets;

•	potential write-offs of acquired assets;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs; and

•	delays in customer purchases due to uncertainty.

In addition, if we finance future acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions, divestitures or investments, our business and prospects may be seriously harmed.

(7) Our Agreements in the Acquisition of iMart Incorporated Contain Installment Payments, Lock Box, License, Noncompetition and Control Provisions That Could Have A Material Adverse Effect on Us.

When we purchased iMart in October 2005, we committed to make installment payments of approximately $3,462,000 and non-competition payments to two key employees of $780,000. The cash flow we received from the business we purchased from iMart during the fourth quarter of 2005 was insufficient to cover the first installment payment we made in January 2006 to iMart's shareholders and we had to fund 83% of this installment from its working capital. These funds were also insufficient to entirely cover the payments we had to make in April 2006 and July 2006, and we had to fund 6% and 31%, respectively, of those installment payments from our working capital. If the acquired business continues to not generate sufficient cash flow, our working capital could be substantially depleted. To secure the approximately $3,462,000 of acquisition purchase price installment payments, all the revenue of Smart Commerce is being deposited in a lock box with the use limited to specified purposes. In addition, if we default in any payments, key employees of Smart Commerce will have a nonexclusive license to certain software of Smart Commerce, their non-competition restrictions will terminate and their non-solicitation and nondisclosure contracts will be limited in scope. In addition, a key employee of Smart Commerce has received contractual rights to operate our e-Commerce subsidiary within agreed upon financial parameters. All of these provisions are interrelated and pose certain risks for us.

Most of the consideration being paid to the key employees, who were shareholders of iMart and are now employees of Smart Commerce, is in cash in installments over a two-year period, and the value of our shares owned by the key employees is substantially less than the cash payments required to be made to the key employees. Due to several of the acquisition contract provisions, conflict of interest situations may arise between the key employee's personal interests and the interests of our shareholders as the key employee exercises the contractual authority granted to him in the acquisition agreements. The acquisition agreements address conflict of interest situations and provide that until all the acquisition purchase price installment payments are made, the key employee will determine what is in the best interest of Smart Commerce, Smart Online and the selling shareholders of iMart, but he must identify any conflicts of interest to Smart Commerce's Chief Executive Officer, in which case Smart Commerce's Chief Executive Officer (who is currently also our Chief Executive Officer ) can make the decision with respect to which a conflict of interest exists, except that if the decision would cause Smart Commerce's EBITDA to be substantially below $1,452,795, then Smart Commerce's Chief Executive Officer can make the decision only if either the amount in the lock box account is at least $500,000 or we provide an irrevocable letter of credit or cash for payment of the remaining acquisition purchase price installment obligations. We would not have to provide the letter of credit or cash, if the decision relates to compliance with applicable laws, rules or regulations applicable to Smart Commerce.

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

These provisions of the iMart acquisition agreements described above may have a material adverse effect on us and present many risks for us and our investors. For example, lenders may refuse to extend credit because of the security interest granted to iMart's selling shareholders or because the lock box release provisions may create cash flow problems for us. Financial parameters contained in the agreements may impair our ability to integrate the e-Commerce business we acquired into our overall business strategy. Contractual decisionmaking ability granted to the key employee may lead to disputes with officers and directors of Smart Online that interfere with operation of the business. Since the key employee established the relationships with substantially all of Smart Commerce’s customers and we do not have long-term contracts with these customers, our ability to retain the customers we acquired may be at substantial risk if the key employee's non-competition and non-solicitation restrictions are terminated and he obtains the license to the e-Commerce products we acquired from iMart. Potential acquirors may decide not to purchase us because of these provisions or may substantially lower their offering price, in which case we may seek to renegotiate with the key employee. The substantial acquisition price installments payments and non-competition payments required to be paid may drain our financial resources or we may fail to make such payments, which may trigger the termination of non-competition provisions and the grant of a license that would enable the key employee to compete with us. Investors may fear that conflicts of interest may cause the key employee to make decisions that are not in the interest of our shareholders.

(8) We Rely on Third-Party Software That May Be Difficult To Repair Should Errors or Failures Occur. Such an Error or Failure, or the Process Undertaken by Us to Correct Such an Error or Failure, Could Disrupt Our Services and Harm Our Business.

We rely on software licensed from third parties in order to offer our services. We use key systems software from leading open source communities that are free and available in the public domain. Our products will use additional public domain software, if needed for successful implementation and deployment. Outside license support and maintenance for some of this software is not available, or available on a very limited basis. We rely on our own research and development personnel to discover and fix any error that may exist in the software we use. Because our employees are not as familiar with the software as the third parties from whom we license it, we may not be able to discover or fix any error in our licensed software. As a result, if there are errors in such software of which we are unaware or are unable to repair, there could be a disruption in our services if certain critical defects are discovered in the software at a future date.

The software we use may not continue to be available on commercially reasonable terms, or at all, or upgrades may not be available when we need them. We currently do not have support contracts or upgrade subscriptions with some of our key vendors. We are not currently aware of any immediate issues, but any loss of the right to use any of this software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in, or unavailability of, third-party software could result in errors or a failure of our services, which could harm our business.

Risks Associated with Our Markets, Customers and Partners

(9) We Do Not Have an Adequate History With Our Subscription Model to Predict the Rate of Customer Subscription Renewals and the Impact These Renewals Will Have on Our Revenue or Operating Results.

We derive subscription fees primarily from our stand-alone SFA/CRM application and our stand-alone e-Commerce application. At the end of 2005, we began to generate a small amount of revenue from subscriptions to our main portal. Our small business customers do not sign long-term contracts. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period and in fact, customers have often elected not to do so. In addition, our customers may renew for a lower-priced edition of our services or for fewer users. Many of our customers utilize our services without charge. We have limited historical data with respect to rates of customer subscription renewals for paying customers, so we cannot accurately predict customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including when we begin charging for our services, their dissatisfaction with our services and their ability to continue their operations and spending levels. Since the beginning of 2006, the number of paying subscribers at out main portal has declined. If our customers do not renew their subscriptions for our services, our revenue may decline and our business will suffer.

(10) We Depend on Corporate Partners to Market Our Products Through Their Web Sites and OEM or Integration Relationships Under Relatively Short-Term Agreements. Termination of These Agreements Could Cause a Substantial Decline in Our Revenue and a Substantial Increase in Customer Acquisition Costs.

Approximately 13% of total revenues during the first half of 2006, approximately 46% of total revenues during 2005, and approximately 93% of total revenues during 2004, were derived from syndication, integration and OEM agreements with short terms. Under these agreements, we both derive revenue and utilize the resources of our partners to reduce our customer acquisition costs. We anticipate that revenue from syndication, integration and OEM fees will not be a significant part of our business going forward. However, termination or non-renewal of any current agreements could cause a decline in our revenues and a substantial increase in customer acquisition costs.

We also depend on our syndication and integration partners, OEM relationships and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, or other marketing efforts. We have not signed a new significant strategic partner relationship for the applications we sell via our OneBiz SM platform since the beginning of the second quarter of 2005. Our success depends in part on the ultimate success of our syndication and integration partners, OEM relationships and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services.

(11) We Depend on Subscription Fees; Our Future Growth is Substantially Dependent on Customer Demand for Our Subscription Services Delivery Models. Failure to Increase This Revenue Could Harm Our Business.

Subscription fees represented approximately 60% of our total revenues for the first half of 2006, 7.7% of our total revenues for 2005, and 6.2% of our total revenues for 2004. With the launch of our new applications and the acquisitions of iMart and Computility, subscription fees represent a significant percentage of our total revenues and our future financial performance and revenue growth depends, in large part, upon the growth in customer demand for our outsourced services delivery models. As such, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from the delivery strategies that other software vendors and we have traditionally employed. To maintain positive margins for our small business services, our revenues will need to continue to grow more rapidly than the cost of such revenues. There can be no assurance that we will be able to maintain positive gross margins in our subscription services delivery models in future periods. If our subscription services business does not grow sufficiently, we could fail to meet expectations for our results of operations, which could harm our business.

Any delays in implementation may prevent us from recognizing subscription revenue for periods of time; even when we have already incurred costs relating to the implementation of our subscription services. Additionally, customers can cancel our subscription services contracts at any time and, as a result, we may recognize substantially less revenue than we expect. If large numbers of customers cancel or otherwise seek to terminate subscription agreements more quickly than we expect, our operating results could be substantially harmed. To become successful, we must cause subscribers who do not pay fees to begin paying fees and increase the length of time subscribers pay subscription fees.

Risks Associated with Our Officers, Directors, Employees and Stockholders

(12) Our Executive Management Team Is Critical to the Execution of Our Business Plan and the Loss of Their Services Could Severely Impact Negatively on Our Business; We Need to Attract Independent Members to Join Our Board of Directors.

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

In addition, in March 2006, our Board of Directors authorized its Audit Committee to conduct an internal investigation of matters relating to the SEC suspension and investigation. Final findings of the independent outside legal counsel were shared with the full Board of Directors on July 7, 2006. As one result of these findings, Mr. Jeffrey LeRose was appointed to the position of non-executive Chairman of the Board of Directors. Mr. Nouri has stepped down as Chairman of the Board of Directors, but will continue to serve as our President, Chief Executive Officer and as a member of the Board of Directors. This internal investigation has placed considerable time demands upon our independent directors. After the end our fiscal year, two of our directors resigned because of the time commitments required to adequately perform their duties as a directors. We currently have three directors, only one of whom is independent. We are conducting a search for additional independent directors with public company expertise and financial experience to add to our Board of Directors. However, given the unresolved status of the SEC matter, there can be no guarantee that we will be able to attract independent directors to join the Board of Directors.

The SEC matter may result in the loss of services of one or more of our officers or directors, and it and the Audit Committee investigation have resulted in changes to our internal controls and procedures as set forth in Item 9A of our Annual Report on Form 10-K for fiscal 2005, filed with the SEC on July 11, 2006. Any such change may have a material adverse impact on our business.

(13) Officers, Directors and Principal Stockholders Control Us. This Might Lead Them to Make Decisions That Do Not Benefit the Interests of Minority Stockholders.

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

Regulatory Risks

(14) Compliance With New Regulations Governing Public Company Corporate Governance and Reporting Is Uncertain and Expensive.

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

By the end of fiscal 2007, we are required to comply with the Sarbanes-Oxley Act of 2002 requirements involving the assessment of our internal control over financial reporting and our independent accountants’ audit of that assessment. In March 2006, we retained a new Chief Financial Officer.  His review of our internal control over financial reporting to date and the final findings of our Audit Committee investigation have identified several deficiencies in our internal control over financial reporting, which we are working to remediate. Although we believe our on-going review and testing of our internal control over financial reporting will enable us to be compliant with these requirements, we have identified some deficiencies and may identify others that we may not be able to remediate and test by the end of fiscal 2007. If we cannot assess our internal controls over financial reporting as effective, or our external auditors are unable to provide an unqualified attestation report on such assessment, our stock price could decline.

(15) The SEC Suspension of Trading of Our Securities Has Damaged Our Business, and It Could Damage Our Business in the Future.

On January 17, 2006, the SEC issued an Order of Suspension of Trading in our securities . According to the order, the SEC believed that there was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for our stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. From the beginning, we have cooperated with the SEC's efforts with regard to the suspension.

The suspension of trading by the SEC has already harmed our business in many ways, and may cause further harm in the future. In part, we have experienced a decreased ability to raise capital due to the lack of liquidity of our stock and to questions raised by the SEC's action. Our decreased ability to raise capital has already prevented us from making the investments we need to make in sales and marketing and may in the future cause us to reduce research and development. Legal and other fees related to the SEC's action also reduce our cash flow. Reduced cash flow jeopardizes our ability to make the installment payments required by the agreements to acquire iMart and Computility. The time spent by our management team and directors dealing with issues related to the SEC action also detracts from the time they spend on our operations. Since the commencement of the SEC action and the related Audit Committee investigation, two of our independent Board members have resigned due to the time commitments required to adequately perform their Board duties. One of these Board members was our Audit Committee's chairman and our Audit Committee financial expert. We are currently conducting a search to replace these two independent directors, but there can be no assurance that we will attract new independent directors. Finally, an important part of our business plan is to enter into private label syndication agreements with large companies. The SEC's action and related matters may cause us to be a less attractive partner for large companies and may cause us to lose important opportunities. The SEC's action and related matters may cause other problems in our operations.

Risks Associated with the Market for Our Securities

(16) Our Common Stock is Currently Not Listed on a National Exchange or Quoted in an Interdealer Quotation System. The Company Cannot Make Any Assurance That Its Common Stock Will Be Listed On a National Exchange or Quoted in Any Interdealer Quotation System. Therefore, You May Be Unable to Sell Your Shares.

From April 15, 2005 until January 16, 2006, our stock was traded on the Over the Counter Electronic Bulletin Board (“OTCBB”). On January 17, 2006, the SEC issued an Order of Suspension of Trading in our securities. According to the order, the SEC believed that there was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for the Company's stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result, NASDAQ withdrew its acceptance of our application to be traded on the NASDAQ Capital Market.

The SEC also alerted brokers and dealers that, pursuant to Rule 15c2-11 promulgated under the Securities Exchange Act of 1934, brokers and dealers are prohibited from directly or indirectly offering quotations in our common stock unless such broker or dealer has strictly complied with Rule 15c2-11. Prior to the publication of any quotation, such broker or dealer must submit a form indicating the broker or dealer has the information required under Rule 15c2-11. Therefore, our common stock currently is only traded on a limited basis in the “grey market,” without any broker, dealer or market maker providing quotations. We cannot estimate when or if our common stock will be quoted on an interdealer quotation system.

Because our securities currently are not eligible for listing on NASDAQ or quotation in an interdealer quotation system, there is currently no significant public trading volume, and there is no guarantee that our securities will be eligible for listing on an exchange or for quotation in an interdealer quotation system. Therefore, purchasers of the shares may have difficulty selling their securities should they wish to do so. Companies quoted on the OTCBB must continue to file reports with the SEC pursuant to Section 13 or 15(d) of the Securities Act of 1933, while companies quoted on the “pink sheets” need not do so. Trading volume for securities traded only on the “pink sheets” is generally lower than for securities traded on the OTCBB. If our securities were quoted for trading only on the “pink sheets,” an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock.

The above-described rules may materially adversely affect the liquidity of the market for our securities. There can be no assurance that an active trading market will ever develop or, if it develops, will be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our securities, and you would be unable to sell your shares. If so, your investment will be a complete loss.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2006, we sold 400,000 shares of our common stock to Atlas, an existing stockholder, for a price of $2.50 per share resulting in gross proceeds of $1,000,000. We incurred immaterial issuance costs related to this stock sale. In connection with this financing, Berkley may claim that it is entitled to a fee under an investment banking letter agreement dated February 23, 2005.

The shares were issued directly by us pursuant to an offering and sale exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder, as the sale was not a transaction involving a public offering. We gave Atlas the opportunity to ask questions and receive answers concerning the terms and conditions of the transaction and to obtain any additional information which we possessed or could obtain without unreasonable effort or expense that is necessary to verify the information furnished. We advised Atlas of limitations on resale, and neither we nor any person acting on our behalf sold the securities by any means of general solicitation or general advertising.

For a more complete description of this sale, please see our Current Report on Form 8-K/A, filed on June 30, 2006, which is hereby incorporated by reference herein.

Item 6.  EXHIBITS

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated June 29 and July 6, 2006, by and between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.36 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.2
Settlement Agreement, effective May 31, 2006, by and between Smart Online, Inc. and General Investments Capital (GIC) Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on June 6, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.

32.2
Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 25, 2006

Smart Online, Inc.

/s/ Michael Nouri
Michael Nouri
Principal Executive Officer

Smart Online, Inc.

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia
Principal Financial Officer and
Principal Accounting Officer

SMART ONLINE, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated June 29 and July 6, 2006, by and between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.36 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.2
Settlement Agreement, effective May 31, 2006, by and between Smart Online, Inc. and General Investments Capital (GIC) Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on June 6, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.

32.2
Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.