Form 10-Q
period 2006-09-30
SMART ONLINE INC
filed 2006-11-14
CIK 1113513

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

OR

[  ]    Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-119385
_________________

SMART ONLINE, INC.
(Exact name of registrant as specified in its charter)
_________________

Delaware	95-4439334
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2530 Meridian Parkway, 2nd Floor Durham, North Carolina	27713
(Address of principal executive offices)	(Zip Code)

(919) 765-5000
(Registrant's telephone number, including area code)
_________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of November 1, 2006, there were approximately 15,377,653 shares of the Registrant's Common Stock outstanding.

Smart Online, Inc.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
Assets	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$680,787	$1,434,966
Restricted Cash	332,653	230,244
Accounts receivable, net	259,498	504,979
Prepaid expenses	268,695	370,225
Assets Available for Sale	-	74,876
Total current assets	1,541,633	2,615,290
PROPERTY AND EQUIPMENT, net	199,357	216,969
INTANGIBLE ASSETS, net	6,498,483	9,788,321
OTHER ASSETS	16,297	40,400
ASSETS AVAILABLE FOR SALE	-	1,897,099
TOTAL ASSETS	$8,255,770	$14,558,079
Liabilities and Stockholders' Equity (Deficit)
CURRENT LIABILITIES:
Accounts payable	$1,109,172	$855,904
Accrued liabilities	157,459	48,674
Accrued payroll	-	42,559
Accrued Registration Rights Penalty	475,815	129,945
Current Portion of Notes Payable	2,823,159	2,127,486
Deferred revenue	418,559	687,222
Liabilities Held for Sale	-	1,030,369
Total current liabilities	4,984,164	4,922,159

LONG-TERM LIABILITIES:
Long-Term Portion of Notes Payable	82,057	2,243,652
Unearned Revenue	24,519	78,771
Liabilities Held for Sale	-	640,866
Total long-term liabilities	106,576	2,963,289
Total liabilities	5,090,740	7,885,448

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 45,000,000 shares authorized at September 30, 2006 and December 31, 2005; 15,377,653 and 15,607,230 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	15,379	15,607
Additional paid-in capital	59,002,387	58,982,617
Accumulated deficit	(55,852,736)	(52,325,593)
Total stockholders' equity (deficit)	3,165,030	6,672,631
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,255,770	$14,558,079
The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
REVENUES:
Subscription Fees	$429,426	$21,461	$1,476,194	$62,350
Professional Services Fees	242,177	-	1,051,200	-
Integration Fees	6,250	203,542	182,660	585,262
Syndication Fees	57,352	103,602	183,619	299,244
OEM Revenue	9,000	12,000	27,000	36,000
Other Revenues	5,001	4,087	27,312	21,190
Total Revenues	749,206	344,692	2,947,985	1,004,046

COST OF REVENUES	31,311	25,800	212,515	79,438

GROSS PROFIT	717,895	318,892	2,735,470	924,608

OPERATING EXPENSES:
General and Administrative	1,208,044	1,761,376	4,844,464	3,004,574
Sales and Marketing	135,027	374,841	666,940	957,519
Research and Development	455,997	371,137	1,279,198	872,767

Total Operating Expenses	1,799,068	2,507,354	6,790,602	4,834,860
LOSS FROM CONTINUING
OPERATIONS	(1,081,173)	(2,188,462)	(4,055,132)	(3,910,252)

OTHER INCOME (EXPENSE):
Interest Income (Expense), Net	(51,746)	7,606	(190,802)	17,801
Takeback of Investor Relations Shares	1,562,500	-	3,125,000	-
Write-off of Investment	-	-	(25,000)	-
Gain on Debt Forgiveness	-	-	144,351	556,634

Total Other Income	1,510,754	7,606	3,053,549	574,435
NET INCOME (LOSS) FROM OPERATIONS	429,581	(2,180,856)	(1,001,583)	(3,335,817)

DISCONTINUED OPERATIONS
Loss from Operations of Smart CRM (includes Loss on Sale of $2,140,054)	(2,329,429)	-	(2,525,563)	-
Income Tax Effect	-	-	-	-
Loss from Discontinued Operations	(2,329,429)	-	(2,525,563)	-
NET LOSS
Net Loss Attributed to Common Stockholders	$(1,899,848)	$(2,180,856)	$(3,527,146)	$(3,335,817)
NET INCOME (LOSS) PER SHARE:
Continuing Operations
Basic	$0.03	$(0.17)	$(0.07)	$(0.27)
Fully Diluted	$0.03	$(0.17)	$(0.07)	$(0.27)
Discontinued Operations
Basic	$(0.15)	$-	$(0.17)	$-
Fully Diluted	$(0.15)	$-	$(0.17)	$-
Net Loss Attributed to Common Stockholders
Basic	$(0.13)	(0.17)	(0.23)	(0.27)
Fully Diluted	$(0.12)	$(0.17)	$(0.23)	$(0.27)
SHARES USED IN COMPUTING NET LOSS PER SHARE
Basic	15,127,510	12,832,365	15,077,583	12,353,443
Fully Diluted	15,387,110	12,832,365	15,077,583	12,353,443

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,001,583)	$(3,335,817)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	530,969	39,237
Takeback of IR Shares	(3,125,000)	-
Stock Option Expense	622,442	-
Registration Rights Penalties	345,870	-
Common shares, warrants, or options issued in lieu of compensation	-	826,739
Issuance of warrants	-	19,231
Gain on debt forgiveness	(144,351)	(556,634)
Writeoff of Investment	25,000	-
Changes in assets and liabilities:
Accounts receivable	215,569	(43,624)
Prepaid expenses	97,074	(486,832)
Other assets	129	44,888
Deferred revenue	(309,460)	(359,967)
Accounts payable	379,431	195,682
Accrued payroll	-	72,009
Accrued expenses	102,402	60,090
Deferred compensation, notes payable, and interest	-	(1,091,814)
Net cash provided by operating activities of discontinued operations	212,199	-
Net cash used in operating activities	(2,049,309)	(4,616,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(7,362)	(204,868)
Redemption of marketable securities	-	395,000
Net cash provided by investing activities of discontinued operations	431,076	-
Net cash provided by (used in) investing activities	423,714	190,132

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to Smart CRM	(744,918)	-
Advances from Smart CRM	1,308,340	-
Principal Payments on Debt	(1,460,333)	-
Restricted Cash	(102,409)	-
Issuance of common stock	2,522,100	8,212,641
Net cash provided by financing activities of discontinued operations	(651,364)	-
Net cash provided by financing activities	871,416	8,212,641
NET INCREASE IN CASH AND CASH EQUIVALENTS	(754,179)	3,785,961
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,427,489	173,339
CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS, BEGINNING OF PERIOD	7,477	-
LESS CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS, END OF PERIOD	-	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$680,787	$3,959,300

Supplemental disclosures:
Cash payment during the period for interest:	$61,753	$154,288
Cash Payments for interest by discontinued operations	41,875	-
Cash Payments for Taxes	-	-

The accompanying notes are an integral part of these financial statements.

Smart Online, Inc.
Notes to Consolidated Financial Statements - Unaudited

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smart Online, Inc. (“Smart Online” or the “Company”) was incorporated in the State of Delaware in 1993. Smart Online develops and markets Internet-delivered Software-as-a-Service (SaaS) software applications and data resources to start and run small businesses. The Company's subscribers access its products through the websites of the Company's private label syndication partners, including major companies and financial institutions, and the Company's main portal at www.SmartOnline.com.

Basis of Presentation - The accompanying consolidated balance sheet as of September 30, 2006 and the consolidated statements of operations for the three months and nine months ended September 30, 2006 and September 30, 2005, and the statements of cash flows for the nine months ended September 30, 2006 are unaudited. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management's discussion and analysis of financial position and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on July 11, 2006 (the “2005 Annual Report”).

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company's consolidated statement of financial position as of September 30, 2006 and its consolidated results of operations for the three months and nine months ended September 30, 2006 and September 30, 2005, and statements of cash flows for the nine months ended September 30, 2006. The results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As such, they do not include adjustments relating to the recoverability of recorded asset amounts and classification of recorded assets and liabilities.  The Company had accumulated losses of approximately $56 million at September 30, 2006 and will be required to make significant expenditures in connection with continuing research and development, sales and marketing, and general and administrative expenses. The Company's ability to continue its operations is dependent upon the raising of capital through equity or debt financing in order to meet its working needs.

These conditions raise substantial doubt about the Company's ability to continue as a going concern, and if substantial additional funding is not acquired or alternative sources developed, management will be required to curtail or cease its operations.

The Company may raise additional capital by the sale of its equity securities or other financing avenues.  Management believes that actions presently being taken to obtain additional financing will allow the Company to continue as a going concern.

Significant Accounting Policies - In the opinion of management, the significant accounting policies used for the three-months and nine months ended September 30, 2006 are consistent with those used for the years ended December 31, 2005, 2004 and 2003. Accordingly, please refer to Smart Online's 2005 Annual Report for its significant accounting policies.

Fiscal Year - Smart Online's fiscal year ends December 31. References to fiscal 2005, for example, refer to the fiscal year ending December 31, 2005.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company's consolidated financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued and the period over which revenue is generated. Actual results could differ materially from those estimates.

Software Development Costs - Smart Online has not capitalized any direct or allocated overhead associated with the development of software products prior to general release. Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

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

Advertising Costs - Smart Online expenses all advertising costs as they are incurred. The amount charged to sales and marketing expense for advertising costs during the third quarters of 2006 and 2005 were $104 and $48,414, respectively. The amount charged to sales and marketing expense during the first nine months of 2006 and 2005 totaled $42,419 and $238,266, respectively. Advertising costs included $0 and $46,251 of barter advertising expense for the three months ended September 30, 2006 and September 30, 2005, respectively, and $37,913 and $227,501 for the nine-months ended September 30, 2006 and September 30, 2005, respectively.

Net Income/Loss per Share - Basic loss per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of redeemable preferred stock, stock options and warrants that are computed using the treasury stock method.

Stock-Based Compensation - Effective January 1, 2006, Smart Online adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”), using the modified-prospective-transition method. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the required service period. In addition, SFAS No. 123R requires unrecognized cost related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

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

As of September 30, 2006, the Company maintains the 2004 Equity Compensation Plan (the “2004 Plan”). The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, and other direct stock awards to employees (including officers) and directors of the Company as well as to certain consultants and advisors. The total number of shares of the Company's common stock reserved for issuance under the 2004 plan is 5,000,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar capital change. (See Note 8 for details on option grants).

After adoption of SFAS No. 123R, the Company recognizes the stock based compensation of previously granted share-based options and new share based options under the straight-line method over the requisite service period. Total stock-based compensation expense recognized under SFAS No. 123R, was approximately $173,428 and $622,442 for the three months and nine months ended September 30, 2006, respectively. No share based compensation was capitalized in the consolidated financial statements.

The fair value of option grants under the 2004 Plan during the three and nine month periods ended September 30, 2006 and September 30, 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Dividend yield	0.00%	0%	0.00%	0.00%
Expected volatility	48.6%	15.6%	150%	20.5%
Risk free interest rate	4.64%	4.23%	4.64%	4.23%
Expected lives (years)	4.7	9.7	4.7	9.5

For periods prior to January 1, 2006, Smart Online accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of APB No. 25. Stock options are generally granted at prices equal to the fair value of the Company's common stock on the grant dates. Accordingly, the Company did not record any compensation expense in the accompanying financial statements for the three months or nine months ended September 30, 2005 for its stock-based compensation plans. Had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123R, the Company's net loss attributed to common stockholders and net loss attributed to common stockholders per share for the three and nine month periods ended September 30, 2005 would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss attributed to common stockholders:
As reported	$(2,180,856)	$(3,335,817)
Add: Compensation cost
recorded at intrinsic value		-
Less: Compensation cost using
the fair value method	(204,099)	(300,503)
Pro forma	$(2,384,955)	$(3,636,320)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net loss attributed to
common stockholders:
Basic and diluted	$(.17)	$(.27)

Pro forma net loss per share:
Basic and diluted	$(.19)	$(.29)

New Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements pursuant to which the FASB has previously concluded that fair value is a relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practices. SFAS No. 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes SFAS No. 157 will have no impact on the financial statements of the Company once adopted.

2. PRESENTATION OF SUBSIDIARIES

As more fully detailed in Smart Online's 2005 Annual Report, the Company completed two acquisitions in October 2005. On October 4, 2005, it purchased substantially all of the assets of Computility, Inc. (“Computility”). The Company operates this wholly-owned subsidiary as Smart CRM, Inc. (d/b/a Computility). On October 18, 2005, Smart Online completed its purchase of all of the capital stock of iMart Incorporated (“iMart”). The Company operates this wholly-owned subsidiary as Smart Commerce, Inc. (d/b/a iMart) (“Smart Commerce”).

The financial statements for the three months and nine months ended September 30, 2005 do not contain any accounts of these acquired companies as these were pre-acquisition periods. The consolidated financial statements for the three months and nine months ended September 30, 2006 contain full periods of operations of Smart Commerce and disclose the loss from discontinued operations of Smart CRM. Accordingly, the statements of operations for the periods presented in this Quarterly Report can only be compared by taking into account the acquisitions of iMart and Computility, and subsequent sale of the assets of Smart CRM.

3. SALE OF SUBSTANTIALLY ALL THE ASSETS OF SMART CRM

Upon our successful integration of the SFA/CRM application into the Company’s OneBizSM platform, management deemed the remaining operations of Smart CRM, specifically consulting and network management, to be non-strategic to our ongoing operations and business model. On September 29, 2006, Smart Online, Smart CRM and Alliance Technologies, Inc. ("Alliance") executed and delivered an Asset Purchase Agreement pursuant to which Alliance acquired substantially all of the assets of Smart CRM. In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company has reported the operating results for Smart CRM for the three-months and nine-months ended September 30, 2006 as discontinued operations and the assets and liabilities ultimately sold or disposed of on the balance sheet at September 30, 2006 and December 31, 2005 as available for sale.

The Smart CRM assets sold to Alliance included the traditional SFA/CRM application developed and sold by Smart CRM and its predecessor in interest, Computility, Inc. Smart Online retained all rights relating to the derivative SaaS application developed by Smart Online with Smart CRM and incorporated into its OneBizSM platform. The other assets sold included substantially all of the fixed assets and computer hardware and software of Smart CRM, and certain identifiable intangible assets, including technology, customer bases, and common law trademarks relating to Computility. Further, Alliance agreed to hire substantially all of the employees of Smart CRM following the asset sale, with the exception of two key employees who remained with Smart Online.

In consideration for the transfer of these assets, Alliance paid Smart Online $600,000 in cash and assumed approximately $1.7 million in total liabilities related to Smart CRM, including all liabilities associated with the factoring activity of Smart CRM, for total compensation of approximately $2.3 million. In exchange, Alliance received assets valued at approximately $1.7 million, resulting in a gain on sale of $653,267. The goodwill associated with the disposed assets has been written down to zero resulting in an additional non-cash charge to “Other Income/Expense” in the amount of $2,793,321. The combined effect is a net loss on the sale of substantially all of the assets of Smart CRM totaling $2,140,054.

The major classes and carrying amounts of the assets and liabilities disposed of are as follows:

Classification	Carrying Value at 9/30/06

ASSETS
Accounts Receivable, net	$82,290
Fixed Assets, net	400,624
Identifiable Intangibles, net	972,566
Deferred Financing Costs	224,443
TOTAL ASSETS SOLD	$1,679,923
LIABILITIES
Notes & Factor Debt Payable	$1,610,478
Customer Prepaid Services	122,712
TOTAL LIABILITIES ASSUMED BY BUYER	$1,733,190
CASH PAID BY BUYER	$600,000
TOTAL CONSIDERATION	$2,333,190

Gain on sale of Assets and Liabilities before Goodwill Write-down	653,267
Write-down of Goodwill related to Assets Sold	(2,793,321)

Net Loss on Sale of Assets	$2,140,054

In addition, two key employees of Smart CRM entered into consulting and non-compete agreements with Alliance. Under these agreements, each key employee will provide certain consulting services to Alliance to assist with the transition of the purchased assets. Both key employees are prohibited from competing with Alliance with regard to the business associated with the assets purchased, but each is specifically allowed to continue his employment with Smart Online. In exchange, each key employee will receive a payment from Alliance of $50,000.

Smart Online and an entity controlled by the same key employees also entered into an agreement whereby this entity was paid $55,000 immediately following the closing of the asset sale described herein for assistance with identifying Alliance as an acquirer of the assets.

There is no relationship between Smart Online, Smart CRM and their affiliates, and Alliance and its affiliates.

4. PRO FORMA RESULTS FROM OPERATIONS (unaudited)

The following pro formas show the results of operations for the third quarter of 2005 as if iMart had been acquired, and as if Computility had been sold, as of January 1, 2005.

	Smart CRM	Smart Commerce	Smart Online	Pro Forma (unaudited)

Revenues	$-	$1,118,530	$344,692	$1,463,222
Net Income (Loss)	$-	$515,908	$(2,180,856)	$(1,664,948)
Basic and Diluted EPS	-		$(0.17)	$(0.13)

The revenue and net loss for the discontinued operations of Smart CRM for the three months ended September 30, 2005, which have been excluded from the above pro formas, were $437,806 and ($128,865), respectively.

The following pro formas show the results of operations for the first nine months of 2005 as if iMart had been acquired, and as if Computility had been sold, as of January 1, 2005.

	Smart CRM	Smart Commerce	Smart Online	Pro Forma (unaudited)

Revenues	$-	$2,857,887,	$1,004,046	$3,861,933
Net Income (Loss)	$-	$1,239,671	$(3,335,817)	$(2,096,146)
Basic and Diluted EPS	-		$(0.27)	$(0.17)

The revenue and net loss for the discontinued operations of Smart CRM for the nine months ended September 30, 2005, which have been excluded from the above pro formas, were $1,471,828 and ($127,854), respectively.

5.   INDUSTRY SEGMENT INFORMATION

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS No. 131, the Company has defined two reportable segments, described below, based on factors such as geography, how it manages its operations and how the chief operating decision-maker views results.

The Smart Commerce segment's revenues are derived primarily from the development and distribution of multi-channel e-Commerce systems including domain name registration and e-mail solutions, e-Commerce solutions, website design and website hosting.

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

No segment information is presented for the three months or nine months ended September 30, 2005 as these periods were pre-acquisition and Smart Online was operating in one segment.

The following table shows the Company's financial results by reportable segment for the three months ended September 30, 2006:

	Smart Online	Smart Commerce	Consolidated

REVENUES:
Subscription Fees	$14,717	$414,709	$429,426
Professional Services Fees	-	242,177	242,177
Integration Fees	6,250	-	6,250
Syndication Fees	57,352	-	57,352
OEM Revenue	9,000	-	9,000
Other Revenues	448	4,553	5,001
Total Revenues	87,767	661,439	749,206

COST OF REVENUES	16,879	14,432	31,311

OPERATING EXPENSES	1,338,773	460,295	1,799,068 505

OPERATING INCOME	(1,267,885)	186,712	(1,081,173)

OTHER INCOME	1,510,708	46	1,510,754

DISCONTINUED OPERATIONS	(2,329,429)		(2,329,429)

NET INCOME/(LOSS) BEFORE INCOME TAXES	$(2,086,606)	$186,758	$(1,899,848)

TOTAL ASSETS	$7,505,012	$750,758	$8,255,770

The following table shows the Company's financial results by reportable segment for the nine months ended September 30, 2006:

	Smart Online	Smart Commerce	Consolidated

REVENUES:
Subscription Fees	$54,453	$1,421,741	$1,476,194
Professional Services Fees		1,051,200	1,051,200
Integration Fees	182,660	-	182,660
Syndication Fees	183,619	-	183,619
OEM Revenue	27,000	-	27,000
Other Revenues	1,261	26,051	27,312
Total Revenues	448,993	2,498,992	2,947,985

COST OF REVENUES	54,134	158,381	212,515

OPERATING EXPENSES	5,385,724	1,404,878	6,790,602

OPERATING INCOME	(4,990,865)	935,733	(4,055,132)

OTHER INCOME (EXPENSE)	3,078,050	(24,501)	3,053,549

DISCONTINUED OPERATIONS	(2,525,563)		(2,525,563)

NET INCOME/(LOSS) BEFORE INCOME TAXES	$(4,438,378)	$911,232	$(3,527,146)

TOTAL ASSETS	$7,505,012	$750,758	$8,255,770

6. SEC MATTER AND INTERNAL INVESTIGATION

On January 17, 2006, the SEC temporarily suspended the trading of the Company's securities. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning Smart Online securities because of possible manipulative conduct occurring in the market for the its stock.  By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result of the SEC's suspension, NASDAQ withdrew its acceptance of the Company's application to have its common stock traded on the NASDAQ Capital Market Simultaneously with the suspension, the SEC advised that it is conducting a non-public investigation. Smart Online has cooperated with the SEC, but it is unable to predict at this time whether the SEC will take any adverse action against it. In March 2006, Smart Online's Board of Directors authorized its Audit Committee to conduct an internal investigation of matters relating to the SEC suspension and investigation. The Audit Committee retained independent outside legal counsel to assist in conducting the investigation.

On July 7, 2006, the independent outside legal counsel conducting the internal investigation shared final findings with the Audit Committee, which were then shared with the full Board of Directors. The Audit Committee did not conclude that any of Smart Online's officers or directors engaged in fraudulent or criminal activity. However, it did conclude that the Company lacked an adequate control environment, and has taken action to address certain conduct of management that was revealed as a result of the investigation. A discussion of the significant deficiencies that were identified by the Audit Committee and related remediation efforts can be found in Item 9A of the Company's 2005 Annual Report.

7. INTANGIBLE ASSETS

Intangible assets consist primarily of intangibles acquired as part of the Computility and iMart acquisitions. In addition to these, Smart Online also has copyrights and trademarks related to certain products, names and logos used throughout its product lines. The assets acquired through the acquisitions include customer bases, technology, non-compete agreements, trade names, workforces in place, and goodwill. Trade names, work forces in place, and goodwill are not subject to amortization; and for the purpose of presentation, work forces in place are combined with goodwill.

Asset Category	Value Assigned	Residual Value	Weighted Avg Useful Life	Accumulated Amortization At 9/30/06	Carrying Value At 9/30/06
Customer Base	$ 1,944,347	$0	6.2	$ 321,624	$ 1,622,723
Technology	$ 501,264	$0	3	$ 160,126	$ 341,138
Non-Compete	$ 891,785	$0	3.9	$ 222,094	$ 669,691
Copyright & Trademark	$ 50,339	$0	10	$ 37,550	$ 12,789
Trade Name *	$ 1,155,500	n/a	n/a	n/a	$ 1,155,500
Work Force & Goodwill *	$ 2,696,642	n/a	n/a	n/a	$ 2,696,642
TOTALS	$ 7,239,877			$ 741,394	$ 6,498,483

* Trade Name and Work Force & Goodwill are not subject to amortization and are deemed to have an indefinite life in accordance with SFAS No.142, Goodwill and Other Intangible Assets.

The above table has been adjusted to reflect the sale of substantially all of the assets of Smart CRM. The following assets and related accumulated amortization, if applicable, were removed:

Asset Category	Value Assigned	Accumulated Amortization	Carrying Value
Customer Base	$560,642	$112,128	$448,514
Technology	748,578	249,526	499,052
Trade Name	25,000	-	25,000
Goodwill	2,793,321	-	2,793,321
TOTALS	$4,127,541	$361,654	$3,765,887

Goodwill was calculated as the difference between the purchase price and the value of the identifiable tangible and intangible assets acquired. Trademarks and copyrights were capitalized using the costs of all legal and application fees incurred.

As adjusted for the sale of substantially all of Smart CRM’s assets, for the three months ended September 30, 2006 and September 30, 2005, the aggregate amortization expense on the above intangibles was $274,778 and $1,079, respectively. As adjusted for the sale of substantially all of Smart CRM’s assets , for the nine months ended September 30, 2006 and September 30, 2005, the aggregate amortization expense on the above intangibles was $812,586 and $3,237, respectively.

8. STOCKHOLDERS' EQUITY

Common Stock and Warrants

On July 6, 2006, the Company sold 100,000 shares of our common stock to the Blueline Fund (“Blueline”), an existing investor for a price of $2.50 per share resulting in gross proceeds of $250,000. The Company incurred immaterial issuance costs related to this stock sale.

In August 2006, the Company sold an aggregate of 100,000 shares of its common stock to Blueline and Phillippe Pouponnot, for a price of $2.50 per share, resulting in gross proceeds of $250,000. The Company incurred immaterial issuance costs related to these stock sales.

On August 30, 2006, Smart Online entered into a “Settlement Agreement” with Berkley Financial Services, Ltd. (“Berkley”) with respect to a ”Consulting Agreement,” dated October 26, 2005. Under the Consulting Agreement, Berkley was to receive 625,000 shares of Smart Online's common stock (the “Shares”) and a cash payment of $250,000 (the “Cash Fee”) for investor relations consulting services. The Company paid the entire Cash Fee, and the Shares were issued to Berkley, but were never delivered. Under the Settlement Agreement, Berkley agreed, in part, to release its claim to the Shares, but retained the Cash Fee as consideration for services performed under the Consulting Agreement and for entering into the Settlement Agreement. Smart Online recorded a gain of $1,562,500 during the third quarter of 2006 related to this settlement. The terms of this Settlement Agreement are more fully set forth in the Company's Current Report on Form 8-K filed on August 30, 2006, and that form is hereby incorporated by reference herein.

Stock Option Plans

The Company maintains three equity compensation plans, only one of which (the Smart Online, Inc. 2004 Equity Compensation Plan) is currently active.

The following is a summary of the status of these plans and stock option activity:

	Shares	Weighted Average Exercise Price

BALANCE, June 30, 2005	2,580,600	$5.58
Forfeited	(152,500)	$8.50
Granted	0	$0
BALANCE, September 30, 2006	2,428,100	$5.39

The following table summarizes information about stock options outstanding at September 30, 2006:

			Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
From $1.30 to $1.43	595,000	2.3	595,000	$ 1.41
From $2.50 to $3.50	512,500	8.0	314,165	$ 3.49
$5.00	252,400	4.6	110,400	$ 5.00
$7.00	155,000	9.0	53,000	$ 7.00
From $8.20 to $8.61	510,500	8.8	88,900	$ 8.61
From $9.00 to $9.82	402,700	4.4	110,240	$ 9.82

Dividends

Smart Online has not paid any cash dividends through September 30, 2006.

9. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Smart Online derives a significant portion of its revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of the Company's total revenues from continuing operations:

		3 Months Ended September 30, 2006
		Revenues	% of Total Revenues
Customer E	Professional Services	185,935	25%
Customer F	Subscription	352,553	47%
Others	Various	210,718	28%
Total		$749,206	100%

		3 Months Ended September 30, 2005
		Revenues	% of Total Revenues

Customer A	Integration	85,000	25%
Customer B	Integration	50,000	15%
Customer C	Syndication/Barter	46,250	13%
Others	Various	163,442	47%
Total		$344,692	100%

		9 Months Ended September 30, 2006
		Revenues	% of Total Revenues
Customer E	Professional Services	$848,217	29%
Customer F	Subscription	1,365,826	46%
Others	Various	733,942	25%
Total		$2,947,985	100%

		9 Months Ended September 30, 2005
		Revenues	% of Total Revenues

Customer A	Integration	136,183	14%
Customer B	Integration	125,000	12%
Customer C	Syndication/Barter	127,188	13%
Customer D	Integration/Barter	123,750	12%
Others	Various	491,925	49%
Total		$1,004,046	100%

The Company had three customers that accounted for 50%, 29% and 11% of net receivables at September 30, 2006. The customer that accounted for approximately $75,000, or 29%, of net receivables at September 30, 2006 underwent a restructuring in the first quarter of 2006. This restructuring has resulted in a decrease in revenue of approximately 30% from this customer for June through September of 2006. However, future revenues from this customer may vary significantly, and the Company can offer no assurances that future revenues from this customer will not decrease materially. The Company had three customers that accounted for 25%, 22% and 10% of receivables at December 31, 2005.

10. COMMITMENTS AND CONTINGENCIES

On August 30, 2002, the Company entered into a reseller agreement with Smart IL Ltd., formerly known as Smart Revenue Europe Ltd. (“SIL”), an Israel based software company that specialized in secured instant messaging products, whereby SIL paid it $200,000 for nonexclusive rights to distribute Smart Online products in certain foreign territories in exchange for Smart Online's marketing support and a twenty percent (20%) commission from the gross sales generated by SIL. Under the terms of this agreement, the Company is to collect the revenue, if any, from SIL's customers and then make the required payments to SIL. On May 1, 2003, this reseller agreement was terminated. However, under the terms of that termination agreement, certain payment obligations to SIL survive termination with regard to a limited number of prospective business candidates. Under the integration agreement with SIL, dated April 2003, the Company would be required to issue Doron Roethler 80,000 shares of its common stock if the Company integrates certain third party products into the Company's own, and, pursuant to a revenue sharing arrangement, it may be required to pay SIL a portion of its revenue from the sales of SIL's products and services.

During August 2005, Smart Online acquired rights to an accounting software engine from a software development company and co-developed its accounting software application with that developer. The Company has exclusive rights to the accounting application, and non-exclusive rights to the software engine included in the application. In connection with this agreement, the Company agreed to pay the developer up to $512,500 and issue up to $287,500 worth of its common stock based upon the developer attaining certain milestones. As of June 30, 2006 the developer had earned and been paid $255,000 ($225,000 in cash and $30,000 of Smart Online common stock). Although this product was integrated into the OneBiz SM application suite in December 2005, the Company did not accept the software application as completed under this agreement because, in management's judgment and based on feedback received from both customers and an accounting consultant, certain modifications and features were needed to improve the usability of the accounting application. As a result, Smart Online is continuing to work with the software development company to complete and improve the accounting application. Smart Online has deposited $37,500 into escrow, which was originally to be released to the software development company upon acceptance of the accounting application, with the remaining money and stock to be partially payable at acceptance, up to 100 days after acceptance and up to 190 days after acceptance.

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

11. SUBSEQUENT EVENTS

On October 2, 2006, the Company entered into amendments to certain registration rights agreements with certain existing investors. The registration rights agreements were entered into in connection with certain private placements that took place during 2005 and 2006. Under the original registration rights agreements, the investors have been accruing a late registration penalty based on a formula using the time between the target registration date, which has passed, and the actual registration date, which has not yet occurred.

Under the terms of the amendments, these existing investors will receive a predetermined payment as Smart Online has not registered the subject shares. At Smart Online's sole discretion, this amount may be paid in shares of Smart Online common stock instead of cash. The number of such shares is determined by dividing the penalty amount by the purchase price of the shares under the applicable subscription agreement.

Smart Online is unable to predict at this time when the actual registration date will be relating to these registration rights agreements. As of September 30, 2006, the aggregate penalty amount due under the prior registration rights agreement would have been $129,226 to those investors who amended their registration rights agreement on October 2, 2006. If Smart Online had not settled the registration penalties with these existing investors, the aggregate penalty amount would have continued to accrue penalties until a registration agreement was filed by Smart Online. Smart Online settled for an aggregate amount of $93,728 with these investors. Following the execution of these agreements, no further penalties will accrue for those existing stockholders that entered into the amendment. For each existing stockholder that enters into the amendment, the penalty amount will be less than it would have been were the amendment not executed.

Approximately three and a half years ago, the Company petitioned (as is required under French law) a court in France to allow us to liquidate Smart Online S.A., a French subsidiary of Smart Online. As a result, we paid $113,056.83 to Smart Online S.A. in settlement of all claims against us. Michael Nouri, the Company’s President and CEO and the former President and CEO of Smart Online S.A., was subsequently sued personally as the legal representative of Smart Online S.A. The Liquidateur for Smart Online, S.A. has agreed to a proposal for settlement offered by Mr. Nouri in the amount of $15,000 Euros (US $19,200 based on an exchange rate of approximately US $1.28 per Euro). On October 19, 2006, the court officially recorded the withdrawal of the claims asserted by the Liquidateur. The Company’s Board of Directors has authorized it to indemnify Mr. Nouri for the amount of any settlement and all legal costs and fees and other expenses associated with the defense of Mr. Nouri in relation to this matter, because Mr. Nouri was acting on the Company’s behalf in the liquidation of its French subsidiary.

As described above under Note 10, the Company entered into an agreement for the co-development of its accounting application with a software development company. The Company and the software development company are continuing to work on the modifications and features necessary to address the feedback received from both customers and an accounting consultant. The payment schedule described above was recently amended so that the $37,500 from escrow would be released not upon acceptance of the accounting application, but in good faith as a consequence of the continued work by the software development company on this project. The remaining money would still be partially paid at acceptance, up to 100 days after acceptance and up to 190 days after acceptance.

On November 9, 2006, Smart Commerce entered into a loan agreement with Fifth Third Bank of Southfield, Michigan. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be paid back in twenty-four (24) monthly installments of $75,000 plus interest beginning in December, 2006. The interest rate is prime plus 1.5% as periodically determined by Fifth Third Bank.  Currently and at closing, the prime rate was 8.25%.  The loan is secured by all of the assets of Smart Commerce, including a security account of $250,000 with Fifth Third and all of Smart Commerce’s intellectual property. The loan is guaranteed by the Company and such guaranty is secured by all the common stock of Smart Commerce. Under the terms of the loan agreement, Smart Commerce is to establish a lock box account with Fifth Third, but has the right to use the amounts deposited therein for any purpose not inconsistent with the loan agreement and related documents so long as no event of default exists and is continuing. Further, the amount in the security account will be released in three (3) installments of approximately $83,000 if on June 30, 2007, December 31, 2007, and June 30, 2008 Smart Commerce meets certain revenue goals.

On November 8, 2006, the Company entered into an amendment to the “Lock Box Agreement,” dated October 17, 2005, such amendment by and between Smart Online, Smart Commerce, and certain former shareholders of iMart Incorporated (the “Sellers”). Under the terms of the original agreement, cash collected by Smart Commerce was deposited into a lockbox account and restricted so that cash could only be used for the following puroses, in the order of priority presented:  (1) to fund the operating expenses of Smart Commerce, (2) to fund purchase price installment payments, and (3) to fund non-compete installment payments.  Only after all these funding requirements were met was the Company permitted to use excess cash for general operating purposes.  Under the terms of this Amendment, Smart Online is to pay the Sellers $1,329,518 upon the deposit of a certain amount into the lock box account, approximately $700,000 on January 1, 2007, and approximately $300,000 on or before February 4, 2007. The payments are made in satisfaction of certain installment and noncompetition payments owed the Sellers under the “Stock Purchase Agreement,” dated October 17, 2005, by and between the same parties and as described in further detail elsewhere in this document. In exchange, the Sellers released their security interest in the proceeds of Smart Commerce, agreed to allow funds in the Sellers’ lock box account to be swept into an account with Fifth Third, and agreed to the future closure of the Sellers’ lock box account in connection with the establishment of a lock box account with Fifth Third.

On November 14, 2006, Smart Online entered into a revolving credit arrangement with Wachovia Bank, NA (“Wachovia”). The line of credit advanced by Wachovia is $1.3 million, and can be used for general working capital. Any advances made on the line of credit must be paid off no later than August 1, 2007, with monthly payments of accrued interest only commencing on December 1, 2006 on any outstanding balance. The interest shall accrue on the unpaid principal balance at  LIBOR Market Index Rate plus 0.9%.  The line of credit is secured by Smart Online’s deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $1,300,000 issued by HSBC Private Bank (Suisse) S.A. with Atlas Capital, S.A., a current stockholder of Smart Online, as account party.  Atlas and the Company have separately agreed that in the event of a default by Smart Online in the repayment of the line of credit that results in the letter of credit being drawn, Smart Online shall reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At the sole discretion of Smart Online, these payments may be made in cash or by issuing shares of the Company’s Common Stock at a set per share price of $2.50.

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

Unless otherwise specified, all amounts and discussions below pertain to the results of continuing operations only. The amounts of the discontinued segment, Smart CRM, Inc. (d/b/a Computility (“Smart CRM”), are not included in the figures and discussions below unless specifically mentioned.

Sources of Revenue

We currently derive revenues from continuing operations from the following sources:

•
Subscription Fees - Subscription fees are monthly fees charged to customers for access to our suite of applications, including those applications acquired in or developed as a result of the iMart and Computility acquisitions. These are comprised of sales of subscriptions directly to end-users, or to others for distribution to end-users; hosting and maintenance fees; and e-Commerce website design fees. Subscription sales are made either on a subscription or on a “for fee” basis. End-user subscriptions, which include access to most of our offerings, are payable in advance on a monthly basis and are targeted at small companies. We continue to work to on leveraging existing and new syndication partners and believe we will need to continue to invest more time and money on marketing and sales efforts before significant revenue is generated. We currently have in place a policy where we provide new users a limited free use period of up to 14-days, after which we terminate access for users who fail to become paid subscribers. Our agreements with our syndication partners call for us to share subscription fees generated on each respective syndication website with the partner. We began to offer our suite of OneBiz SM software applications on November 4, 2005 on our own website, and we have migrated the syndication site of two of our partners to OneBiz SM . We are continuing to work with our other partners in order to determine which applications and services our partners want migrated to their syndication websites. In May 2006, we released a simplified version of our SFA/CRM application as part of the subscription to our suite of applications available on our core website. We have determined that any integration of parts of our new e-Commerce software applications into our application suite will be performed when a demand for such integration arises. Until then, these applications will be offered only on a subscription basis through Smart Commerce, Inc. (d/b/a iMart) (“Smart Commerce”). These and other “for fee” services allow customers to purchase one-time use of a specific software or content service.

Subscription fees through our syndication partners remain the primary focus of our revenue growth strategy. Additional time is required to leverage these relationships. The total number of subscribers to our services both through our main portal and the websites of our syndication partners has decreased from the number of subscribers we had in January 2006. Subscription fees represented $429,426 or 57% of our total revenues for the third quarter of 2006, as compared to $21,461 or 7% of our total revenues for the third quarter of 2005. Subscription fees represented $1,476,194 or 50% of our total revenues for the first nine months of 2006, as compared to $62,350 or 6% of our total revenues for the first nine months of 2005. We had one customer that accounted for approximately $352,553 or 47% of total revenues from continuing operations during the third quarter 2006. In the first quarter of 2006, we learned that this customer underwent a restructuring. This restructuring has resulted in a decrease of revenue of approximately 30% from this customer through September of 2006. However, future revenues from this customer may vary significantly, and we can offer no assurances that future revenues from this customer will not decrease materially.

•
Professional Services Fees - Professional services fees are fees charged to customers for consulting services and services rendered and charged for on an hourly or contractual basis. Professional services fees are currently generated exclusively by Smart Commerce through services such as website design and IT consulting services. Professional services fees represented $242,177 or 32% of our total revenues for the third quarter of 2006, as compared to $0 for the third quarter of 2005. Professional services fees represented $1,051,200 or 36% of our total revenues for the first nine months of 2006, as compared to $0 for the first nine months of 2005.

•
Integration Fees - Integration fees are fees charged to partners to integrate their products into our syndication platform. Integrating third-party content and products has been a key component of our strategy to continuously expand and enhance the platform offered to syndication partners and our own customer base. Integration fees represented $6,250 or 1% of our total revenues for the third quarter of 2006, as compared to $203,542 or 59% of our total revenues for the third quarter of 2005. Integration fees represented $182,660 or 6% of our total revenues for the first nine months of 2006, as compared to $585,262 or 58% of our total revenues for the first nine months of 2005. Unless we sign new agreements with partners for integration services, these fees will be reduced although we will continue to recognize deferred revenue from our current integration partners.

•
Syndication Fees - Syndication fees consist of (a) fees charged to syndication partners to create a customized private-label site and (b) barter revenue derived from syndication agreements with media companies.

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

Syndication fees represented $57,352 or 8% of our total revenues for the third quarter of 2006, as compared to $103,602 or 30% of our total revenues for the third quarter of 2005. Syndication fees represented $183,619 or 6% of our total revenues for the first nine months of 2006, as compared to $299,244 or 30% of our total revenues for the first nine months of 2005. As our focus shifts to increasing our subscription fees, we anticipate continued decreases in syndication fees.

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

OEM revenue represented $9,000 or 1% of our total revenues for the third quarter of 2006, as compared to $12,000 or 3% of our total revenues for the third quarter of 2005. OEM revenue represented $27,000 or 1% of our total revenues for the first nine months of 2006, as compared to $36,000 or 4% of our total revenues for the first nine months of 2005.

•	Other Revenues - Other revenues consist primarily of sales of shrinkwrapped products and other immaterial revenues that do not fall into any other category.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of integration fees is received upfront. Our contracts are typically non-cancelable, though customers usually have the right to terminate their contracts for cause if we fail to perform. We generally invoice our paying customers in annual or monthly installments, and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded as accounts receivable and in deferred revenue or revenue, depending on whether applicable revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. Online marketing, which consists of marketing services provided to our integration and syndication partners, in the past generated additional revenue. In addition, certain users have requested that we implement online marketing initiatives for them, such as promoting their products through Google or Overture Services. Online marketing has not been a material source of past revenue. We intend to seek an increase in the level of online marketing services in the future, but have not initiated any efforts to do so as we focus on other aspects of our business plan. We have not signed a new significant strategic partner relationship for the applications we sell via our OneBiz SM platform since the beginning of the second quarter of 2005. We plan to enter into new integration and syndication agreements that are advantageous to improving our business and increasing our subscription fees.

Additionally, we receive a portion of third-party sales of products and services by our integration partners through revenue sharing arrangements, which involve a split of realized revenues. Hosting and maintenance fees are charged for supporting and maintaining the private-label portal and providing customer and technical support directly to our syndication partners' users and are recognized on a monthly basis. E-Commerce website design fees, which are charged for building and maintaining corporate websites or to add the capability for e-Commerce transactions, are recognized over the life of the project. Domain name registration fees are recognized over the term of the registration period.

For additional information, please refer to the “Revenues” section of the “Overview of Results of Operations for the Quarters Ended September 30, 2006 and September 30, 2005,” below.

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

Operating Expenses

Our operating expenses include expenses for research and development, sales and marketing, and general and administrative costs.

Research and Development. Research and development expenses consist primarily of salaries for our development team. We have historically focused our research and development activities on increasing the functionality and enhancing the ease of use of our on-demand application service. For example, we are continuing to resolve issues with our accounting application and enhancing and improving the usability of our other applications, while adding functionality to our OneBiz SM suite of applications. Because of our multi-tenant architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies.  In 2006, we integrated a simplified version of the SFA/CRM application we acquired from a recent acquisition into our application suite; may integrate the e-Commerce applications we acquired in our other recent acquisition if a demand for such integration arises; and in August, we hired additional development personnel.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for sales and marketing staff. We expect these expenditures to increase significantly in the future, assuming we are successful in entering new financing agreements, as we launch and begin marketing our latest version of the applications. Following the sale of substantially all the assets of a subsidiary, we are also evaluating whether we will move our sales team from our headquarters in North Carolina to Iowa. We have embarked on an effort to target larger companies which have small business customer bases. The strategy is to implement private label syndication platforms for these companies in order to gain access to their small business customer bases. We expect to create certain types of these arrangements in the future with companies who offer the ability to reach small business customers. Such arrangements may assist in off-setting our outlay of cash for print and online advertising and marketing while providing reduced advertising prices.

Generally, we expect we will have to increase sales and marketing expenses before we can substantially increase our revenue from sales of subscriptions. We plan to increase penetration within our existing private-label customer base, expand our domestic selling and marketing activities, build brand awareness and participate in additional marketing programs. We have not been able to do so because we have not had sufficient capital in order to implement our plans. If we are able to enter additional financing arrangements, we expect that in the future, marketing and sales expenses will increase in absolute dollars. However, we anticipate that entering such arrangements will be difficult, and we can offer no assurances that we will be successful in our efforts to do so.

General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executives, finance and accounting, human resources, professional fees, and other corporate expenses, including facilities costs. We expect that in the future, general and administrative expenses will increase as we add administrative and finance personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company. Non-recurring general and administrative expenses may also be significant as a result of legal fees related to the SEC's suspension of trading of our securities and the continuing SEC matter. We expect to incur increased and significant costs in upcoming periods related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and the implementation of changes made in our internal controls and procedures as detailed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on July 11, 2006 (the “2005 Annual Report”).

As of January 1, 2006, our operating expenses include stock-based expenses related to options and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results for the first and second quarters of 2006. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified-prospective-transition method. We will continue to use the Black-Scholes-Merton fair value pricing method that we previously used for our pro forma disclosures prior to January 1, 2006. For periods prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, we were not required to record compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of the grant. Accordingly, we did not record any compensation expense in the accompanying financial statements for the three months or nine months ended September 30, 2005 for our stock-based compensation plans.

Factoring Agreements

During the first nine months of 2006 through Smart CRM, we entered into multiple factoring agreements. These factoring arrangements resulted in gross aggregate proceeds of approximately $798,792 to Smart CRM. Although Smart Online was able to utilize all of these proceeds for our operations, the corresponding liability was assumed by the purchasor of the assets of Smart CRM. (see Note 3 to the Financial Statements, “Sale of Substantially All the Assets of Smart CRM,” for further discussion).  This cash resource is no longer available following the sale of substantially all of the assets of Smart CRM.

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

Overview of Results of Operations for the Quarters Ended September 30, 2006 and September 30, 2005

The following table shows our consolidated statements of operations data expressed as a percentage of revenues from our continuing operations for the periods indicated:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
REVENUES:
Subscription Fees	57%	7%
Professional Services Fees	32%	0%
Integration Fees	1%	59%
Syndication Fees	8%	30%
OEM Revenue	1%	3%
Other Revenues	1%	1%
Total Revenues	100%	100%

COST OF REVENUES	4%	7%

GROSS PROFIT	96%	93%

OPERATING EXPENSES:
General and Administrative	161%	511%
Sales and Marketing	18%	109%
Research and Development	61%	108%

Total Operating Expenses	240%	728%

LOSS FROM CONTINUING OPERATIONS	(144%)	(635%)

OTHER INCOME (EXPENSE):
Interest Income (Expense), Net	(7%)	2%
Takeback of Investor Relations Shares	209%	0%

Total Other Income (Expense)	202%	2%

Revenues

Total revenues were $749,206 for the third quarter of 2006 compared to $344,692 for the third quarter of 2005, representing an increase of $404,514 or 117%. This increase is primarily attributable to revenue from our newly acquired subsidiary, Smart Commerce, in the amount of $661,439. The revenue generated by this subsidiary is generally composed of subscription fees and professional services fees related to domain name subscriptions. There was no comparable revenue generated by this subsidiary for the third quarter of 2005 as that was a pre-acquisition period. This increase was partially offset by the decreases in integration fees of $197,292 and syndication fees of $46,250 fees discussed below. An underlying factor in Smart Online’s decrease in revenues was our inability to increase revenue through the signing of new contracts. Through almost the entire third quarter, we have been distracted by and focused on the SEC matter and the internal investigation and matters related thereto. Also, potential new customers have been delaying contract negotiations until they can be more assured of our ability to continue operations. In the period immediately following the end of the third quarter of 2006, we have been able to make progress in redirecting our focus to sales and revenue. However, we can offer no assurance that the redirection of our focus will result in substantial new business relationships.

Subscription fees increased to $429,426 for the third quarter of 2006 from $21,461 for the third quarter of 2005. This increase was primarily due to $414,709 in subscription fees from Smart Commerce. This increase was offset by a decrease of $6,744 in subscription fees for Smart Online.

Professional services fees increased to $242,177 for the third quarter of 2006 from $0 for the third quarter of 2005. This increase was due to $242,177 of professional services fees generated by Smart Commerce.

Integration fees decreased 97% to $6,250 for the third quarter of 2006 as compared to $203,542 for the same period in 2005. This decrease is primarily due to the reduction of the number of active integration partners with deferred revenue to one (1) in the third quarter of 2006 from six (6) in the third quarter of 2005. The 2006 and 2005 periods also included $0 and $5,000 of revenue derived from barter transactions, respectively. As integration fees are recognized over the terms of the agreements, revenue recognition is based upon the terms and timing of the agreements and does not reflect actual cash flow.

Syndication fees decreased 45% to $57,352 for the third quarter of 2006 as compared to $103,602 for the same period in 2005. This decrease was primarily due to the reduction of the number of active syndication partners with deferred revenue to two (2) in the third quarter of 2006 from three (3) in the third quarter of 2005. The 2006 and 2005 periods included $26,727, and $72,977 of revenue derived from barter transactions, respectively. Similarly, as syndication fees are recognized over the terms of the agreements, revenue recognition is based upon the terms and timing of the agreements and does not reflect actual cash flow. Although we are actively marketing our services to syndication partners, we have not been successful in securing agreements due to the distraction of the SEC matter and potential partners’ concerns about our financial condition.

Other revenues increased 22% to $5,001 for the third quarter of 2006 from $4,087 for the third quarter of 2005. This increase is primarily due to the other revenue source in the amount of $4,553 for Smart Commerce. This increase was offset be a decrease in other revenues in the amount of $3,639 for Smart Online.

Cost of Revenues

Cost of Revenues increased $5,511 or 21% to $31,311 in the third quarter of 2006, up from $25,800 in the third quarter 2005, primarily as a result of the inclusion of the cost of revenues of our subsidiary Smart Commerce in the amount of $14,432 for the three months ended September 30, 2006. This increase was offset by a decrease in the cost of revenues for Smart Online in the amount of $8,921, which was the result of a reduction in personnel.

Cost of Revenues as a percentage of revenues decreased to 4% for the three months ended September 30, 2006 from 7% for the three months ended September 30, 2005. This is primarily as a result of (1) the decrease in personnel included in the Smart Online cost of revenues, and (2) the inclusion of Smart Commerce, whose cost of revenues as a percentage of revenue for the three months ended September 30, 2006 was 2%.

For the same reasons, gross margin for the three months ended September 30, 2006 increased to 96% as compared to 93% for the three months ended September 30, 2005.

Operating Expenses

Operating expenses decreased to $1,799,068, or 28%, for the third quarter of 2006 from $2,507,354 during the third quarter of 2005. The principal factors resulting in the decrease in operating expense in the third quarter of 2006 were (1) that no investor relations consultants were engaged in this period, (2) there was no option expense recorded for services rendered by consultants, (3) accounting expenses decreased with the addition of a full time CFO resulting in less reliance on third party firms for accounting services, (4) a decrease in advertising and marketing services, and (5) a decrease in sales and corresponding commissions. These decreases were offset by an increase in operating expenses associated with the inclusion of Smart Commerce, which was not acquired until the fourth quarter of 2005. The following table sets forth the three primary components of our operating expenses for the third quarters of 2006 and 2005, respectively:

	For the three months ended September 30,
	2006	2005
Operating Expenses
General and Administrative	$1,208,044	$1,761,376
Sales and Marketing	135,027	374,841
Research and Development	455,997	371,137
Total Operating Expenses	$1,799,068	$2,507,354

General and Administrative. General and administrative expenses decreased by $553,332, or 31% to $1,208,044 for the third quarter of 2006 from $1,761,376 in the same quarter of 2005. This decrease was primarily due a reduction of approximately $476,000 in consultant costs, such as investor relation firms; a decrease of approximately $78,000 in accounting fees with the hiring of a full time CFO; and a reduction of approximately $538,000 in expenses associated with options rendered for services by consultants. This decrease in general and administrative services is offset by a $171,540 increase associated with the inclusion of our subsidiary, Smart Commerce, which was not acquired until the fourth quarter of 2005, and $58,607 in certain legal expenses in connection with the SEC matter.

We are still in dispute with our insurance carrier regarding its refusal to cover certain legal expenses related to the SEC matter. We contend that these legal expenses should be reimbursed by our insurance carrier. Because the outcome of this dispute remains unclear, we have expensed all legal costs incurred and we will account for any insurance reimbursement, should there be any, in the period such amounts are reimbursed. Our insurance carrier has made payments totaling approximately $730,000 to date.

Sales and Marketing. Sales and marketing expenses decreased to $135,027 in the third quarter of 2006 from $374,841 in the third quarter 2005, a decrease of $239,814 or 64%. This decrease is primarily due to a reduction in Smart Online's sales and marketing staff and related commission expense; a reduction in the costs associated with press releases; a reduction in the use of temporary staffing agencies for customer service support; and a reduction in the number of consulting contracts which, in total, amounted to a reduction of approximately $325,000. This reduction was offset by $85,132 of third quarter sales and marketing expense of Smart Commerce.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our subscription fees. Assuming we are successful in raising additional financing, we plan to invest in marketing and sales by increasing the number of sales personnel, seeking additional syndication partners with small business customer bases, increasing penetration within our existing customer base, expanding our domestic selling and marketing activities, building brand awareness and participating in additional marketing programs. However, we have not been able to raise sufficient financing to implement this strategy to date, and there can be no assurances that we will be able to do so in the future.

Research and Development. Research and development expense increased to $455,997 in the third quarter of 2006 from $371,137 in the third quarter of 2005, an increase of $84,860 or 23%. This increase is primarily due to the inclusion of the research and development expense in the amount of $204,623 for Smart Commerce. The increase was offset by a decrease in Smart Online’s research and development expense in the amount of $119,763, as wages and bonuses in the third quarter of 2006 were reduced from the third quarter 2005. We have hired additional development personnel and expect research and development expenses to increase during the fourth quarter of 2006.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported our Smart CRM segment as a discontinued operation in the consolidated financial statements because of the sale of substantially all of the assets and liabilities of Smart CRM effective September, 29, 2006. The net loss from the discontinued operations for the third quarter of 2006 was $2,329,429. The major components of this loss were a loss from Smart CRM’s operations of $147,160 and a loss on sale of assets of $2,140,054. The loss on sale of assets was composed of a gain on the sale of the assets of $653,267 and a write-down in goodwill of $2,793,321. There were no corresponding amounts for the third quarter of 2005.

Other Income (Expense)

The following table sets forth the principal components of other income (expense) for the third quarter of 2006 and 2005, respectively:

	For the three months ended September 30
	2006	2005
Other Income (Expense)
Interest Income (Expense), Net	$(51,746)	$7,606
Takeback of Investor Relations Shares	1,562,500	-
Total Other Income (Expense)	$1,510,754	$7,606

We incurred net interest expense of $51,746 during the third quarter of 2006 and $7,606 of net interest income during the third quarter of 2005. Interest expense increased as a direct result of the notes payables related to the iMart and Computility acquisitions, including notes related to non-compete agreements.
We recorded other income in the amount of $1,562,500 related to taking back 625,000 shares of our common stock resulting from the August 30, 2006 cancellation of an investor relations contract. Shares were taken back at the fair market value on the date of the contract cancellation which was $2.50 per share based on our recent private placement of shares.

Net Loss

Net loss for the three months ended September 30, 2006 decreased to $1,899,848 from $2,180,856 for the three months ended September 30, 2005. The reasons for this decrease in net loss are set forth more fully above, but primarily consist of (1) increased revenues as a result of the addition of revenues from Smart Commerce, (2) the takeback of the investor relations shares, and (3) reduced General & Administrative and Sales & Marketing expenses. These decreases are partially offset by the increases in expenses resulting primarily from (1) the inclusion of the operating expenses of our subsidiary, (2) an increase in legal and professional fees included in General & Administrative expenses, (3) the inclusion of compensation expense related to options, (4) the inclusion of amortization expense related to the intangible assets we acquired and (5) the net loss on sale of the assets of Smart CRM.

Overview of Results of Operations for the Nine Months Ended September 30, 2006 and September 30, 2005

The following table shows our consolidated statements of operations data expressed as a percentage of revenue from continuing operations for the periods indicated:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
REVENUES:
Subscription Fees	50%	6%
Professional Services Fees	36%	0%
Integration Fees	6%	58%
Syndication Fees	6%	30%
OEM Revenue	1%	4%
Other Revenues	1%	2%
Total Revenues	100%	100%

COST OF REVENUES	7%	8%

GROSS PROFIT	93%	92%

OPERATING EXPENSES:
General and Administrative	164%	299%
Sales and Marketing	23%	95%
Research and Development	43%	87%

Total Operating Expenses	230%	481%

LOSS FROM CONTINUING OPERATIONS	(137%)	(389%)

OTHER INCOME (EXPENSE):
Interest Income (Expense), Net	(7%)	2%
Takeback of Investor Relations Shares	106%	0%
Write-off of Investment	(1%)	0%
Gain on Debt Forgiveness	5%	55%

Total Other Income (Expense)	103%	57%

Revenues

Total revenues were $2,947,985 for the first nine months of 2006 compared to $1,004,046 for the first nine months of 2005 representing an increase of $1,943,939 or 194%. This increase is primarily attributable to revenue in the amount of $2,498,992 from Smart Commerce. The revenue generated by this subsidiary is generally composed of subscription fees and professional services fees related to domain name subscriptions. There was no comparable revenue generated by this subsidiary for the first nine months of 2005 as that was a pre-acquisition period. The additional revenues Smart Commerce were offset by decreases of $402,602 and $115,625 in integration and syndication fees, respectively, as discussed more fully below. An underlying factor in the decrease in our revenues as well as our inability to increase revenue through the signing of new contracts during the nine months ended September 30, 2006 has been the distraction of and our focus on the SEC matter, the internal investigation, and issues related thereto.  Also, potential new customers have been delaying contract negotiations until they can be more assured of our ability to continue operations. In the period immediately following the end of the third quarter of 2006, we have been able to make progress in redirecting our focus to sales and revenue and it appears that some of these potential customers may be willing to reinitiate discussions. However, we can offer no assurance that these potential customers will ultimately enter into business relationships with us.

Subscription fees increased to $1,476,194 for the first nine months of 2006 from $62,350 for the first nine months of 2005. This increase was primarily due to $1,421,741 in subscription fees from Smart Commerce. This increase was offset by a decrease of $7,897 in subscription fees for Smart Online.

Professional services fees increased to $1,051,200 for the first nine months of 2006 from $0 for the first nine months of 2005. This increase was primarily due to $1,051,200 of professional services fees generated by Smart Commerce, of which $450,000 was a one time payment by a customer of a subsidiary for a perpetual license.

Integration fees decreased 69% to $182,660 for the first nine months of 2006 as compared to $585,262 for the same period in 2005. This decrease is primarily due to the reduction of the number of active integration partners with deferred revenue to five (5) in the first nine months of 2006 from eight (8) in the first nine months of 2005. The 2006 and 2005 periods also included $6,667 and $138,750 of revenue derived from barter transactions, respectively. As integration fees are recognized over the terms of the agreements, revenue recognition is based on the terms and timing of the agreements and does not reflect actual cash flow.

Syndication fees decreased 39% to $183,619 for the first nine months of 2006 as compared to $299,244 for the same period in 2005. This decrease was primarily due to the reduction of the number of active syndication partners with deferred revenue to two (2) in the first nine months of 2006 from three (3) in the first nine months of 2005. The 2006 and 2005 periods included $91,744 and 207,369 of revenue derived from barter transactions, respectively. Similarly, as syndication fees are recognized over the terms of the agreements, revenue recognition is based on the terms and timing of the agreements and does not reflect actual cash flow.

Other revenues increased 29% to $27,312 for the first nine months of 2006 from $21,190 for the first nine months of 2005. This increase is primarily due to the other revenue source of Smart Commerce in the amount of $26,051. This increase is offset by a decrease in the other revenues for Smart Online in the amount of $19,928.

Cost of Revenues

Cost of revenues increased $133,077, or 168% to $212,515 in the first nine months of 2006, up from $79,438 in the first nine months of 2005. This increase was primarily a result of the inclusion of the cost of revenues of Smart Commerce in the amount of $158,380 for the nine months ended September 30, 2006. This amount is offset by a decrease in the cost of revenues for Smart Online in the amount of $25,304, which was the result of reductions in personnel.

Cost of Revenues as a percentage of revenues decreased to 7% for the nine months ended September 30, 2006 from 8% for the nine months ended September 30, 2005. This decrease is due primarily to the reduction in personnel as well as the inclusion of Smart Commerce whose cost of revenues as a percentage of its total revenues for the nine months ended September 30 , 2006 was 6.3%.

For the same reasons, gross margin for the nine months ended September 30, 2006 increased to 93% as compared to 92% for the nine months ended September 30, 2005.

Operating Expenses

Operating expenses increased to $6,790,602 for the first nine months of 2006 from $4,834,860 during the first nine months of 2005. The principal factors resulting in the increase in operating expense were (1) the inclusion of the operating expenses of Smart Commerce, which was not acquired until the fourth quarter of 2005 (2) an increase in legal and professional fees included in general and administrative expenses related to both the increased expense of being a public company, and the increased legal fees related to the SEC matter and our own internal investigation, (3) consulting fees and additional staff in sales and marketing, (4) additional programming, database management, quality assurance, and project management resources in the development function to support the on-going development of the OneBiz SM product, (5) the inclusion of compensation expense related to options which are now accounted for under SFAS No. 123R, and (6) the inclusion of amortization expense related to the intangible assets acquired as part of the iMart acquisition. The following table sets forth the three primary components of our operating expenses for the nine months ended September 30, 2006 and September 30, 2005, respectively:

	For the nine months ended September 30
	2006	2005
Operating Expenses
General and Administrative	$4,844,464	$3,004,574
Sales and Marketing	666,940	957,519
Research and Development	1,279,198	872,767
Total Operating Expenses	$6,790,602	$4,834,860

General and Administrative. General and administrative expenses increased by $1,839,890, or 61% to $4,844,464 for the first nine months of 2006 from $3,004,574 in the same period of 2005. This increase was primarily due to approximately $527,000 of additional amortization expense related to the intangible assets acquired from iMart; approximately $537,000 of other general and administrative expenses from Smart Commerce; approximately $836,000 of additional legal expenses related to the SEC matter and our own internal investigation; approximately $280,000 of additional wages related to additional administrative personnel; approximately $622,000 of additional compensation expense related to stock options as accounted for under the newly adopted SFAS No. 123R; increase of approximately $63,000 of bad debt expense; approximately $23,000 of additional insurance expense related to the creation of our in-house legal department; approximately $25,000 for an independent appraisal of intangible assets acquired from Computility and iMart that was performed in the first quarter of 2006; and approximately $51,000 for market research on our securities.

We are still in dispute with our insurance carrier regarding its refusal to cover certain legal expenses related to the SEC matter. We contend that these legal expenses should be reimbursed by our insurance carrier. Because the outcome of this dispute is unclear, we have expensed all legal costs incurred and we will account for any insurance reimbursement, should there be any, in the period such amounts are reimbursed. Our insurance carrier has made payments of approximately $730,000 to date.

Sales and Marketing. Sales and marketing expenses decreased to $666,940 in the first nine months of 2006 from $957,519 in the first nine months of 2005, a decrease of $290,579 or 30%. This decrease is primarily due to a reduction in Smart Online's barter advertising expense of approximately $190,000; a reduction in sales and marketing wages by approximately $130,000 with a decrease in associated commissions by approximately $34,000; a reduction of recruiting expenses by approximately $50,000; a reduction of marketing services by approximately $73,000; and a reduction of consultants engaged by approximately $178,000. This decrease is offset by the addition of $361,676 sales and marketing expense from Smart Commerce.

Generally, we expect we will have to increase marketing and sales expenses before we can substantially increase our subscription fees. Assuming we are successful in raising additional financing, we plan to invest in marketing and sales by increasing the number of sales personnel, seeking additional syndication partners with small business customer bases, increasing penetration within our existing customer base, expanding our domestic selling and marketing activities, building brand awareness and participating in additional marketing programs.

Research and Development. Research and development expenses increased to $1,279,198 in the first nine months of 2006 from $872,767 in the first nine months of 2005, an increase of $406,431, or 47%. This increase is primarily due to the inclusion of the research and development expenses of Smart Commerce in the amount of $506,366.  This increase is offset by a decrease in the amount of Smart Online’s research and development expense by $101,171, which was the result of reductions in personnel. We hired additional development personnel and expect research and development expenses to increase during the fourth quarter of 2006.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported our Smart CRM segment as a discontinued operation in the consolidated financial statements because of the sale of substantially all of the assets and liabilities of Smart CRM effective September, 29, 2006. The net loss from the discontinued operations for the nine months ended September 30, 2006 was $2,525,563. The major components of this loss were a loss from operations of $251,589 and a loss on sale of assets of $2,140,054. The loss on sale of assets was composed of a gain on the sale of the assets of $653,267 and a write-down in goodwill of $2,793,321. There were no corresponding amounts for nine months ended September 30, 2005.

Other Income (Expense)

The following table sets forth the principal components of other income (expense) for the nine months ended September 30, 2006 and September 30, 2005, respectively:

	2006	2005
Other Income (Expense)
Interest Income (Expense), Net	$(190,802)	$17,801
Takeback of Investor Relations Shares	3,125,000	-
Write-off of Investment	(25,000)	-
Gain from Debt Forgiveness	144,351	556,634
Total Other Income (Expense)	$3,053,549	$574,435

We incurred net interest expense of $190,802 during the first nine months of 2006 and net interest income of $17,801 during the first nine months 2005. Interest expense increased as a direct result of the notes payables related to the iMart and Computility acquisitions, including notes related to non-compete agreements. The 2005 interest income totaling $17,801 was primarily from interest earned on money market account deposits.

We recorded other income in the amount of $3,125,000 related to taking back a total of 1,250,000 shares of our common stock resulting from the May 31 and August 30, 2006 cancellation of two investor relations contracts. Shares were taken back at the fair market value on the date of the contract cancellation, which was $2.50 per share on each date, based on our recent private placement of shares.

One of the assets purchased as part of the iMart acquisition was a $25,000 investment in a privately held company that was a customer of iMart's. Management determined that it is likely that such investment became worthless in the first quarter of 2006, so the entire $25,000 investment has been written off. We also reserved for all of the accounts receivable due from that customer of approximately $63,000.

We realized gains of $144,351 and $556,634 during the first nine months of 2006 and 2005, respectively, from negotiated and contractual releases of outstanding liabilities. The 2006 gains were the aggregate results of negotiated settlements with our former auditors. The 2005 gain resulted from a settlement of Internal Revenue Service claims for penalty and interest.

Net Loss

Net loss for the nine months ended September 30, 2006 increased to $3,527,146 from $3,335,817 for the nine months ended September 30, 2005. The reasons for this increase in net loss are set forth more fully above, but primarily consist of (1) the inclusion of the operating expenses of Smart Commerce, including the research and development costs associated with that segment, (2) an increase in legal and professional fees included in General & Administrative expenses, (3) the inclusion of compensation expense related to options, (4) the inclusion of amortization expense related to the intangible assets we acquired, (5) the net loss on sale of the assets of Smart CRM (including the impairment of goodwill), (6) increased interest expense, and (7) a decrease in income from debt forgiveness. These increases in expenses were partially offset by (1) increased revenues as a result of the addition of revenues from Smart Commerce, (2) the takeback of the investor relations shares, and (3) decreased Sales & Marketing expense.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the three months or nine months ended September 30, 2006 or fiscal 2005 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. We have approximately $35,000,000 in net operating loss carryforwards, which may be utilized to offset future taxable income.

Liquidity and Capital Resources

At September 30, 2006, our principal sources of liquidity were unrestricted cash and cash equivalents totaling $680,787 and accounts receivable of $259,498. As of November 11, our principal sources of liquidity were unrestricted cash and cash equivalents totaling approximately $220,000 and accounts receivable of approximately $191,000. We have a bank line of credit with Wachovia Bank, NA, in the amount of $1.3 million. (For a more complete description of our line of credit, please see Note 11 to the Financial Statements, “Subsequent Events.”)

At September 30, 2006, we had working capital deficit of approximately $3.4 million. Taking into account our line of credit, our working capital is not sufficient to fund our operations beyond April 2007, unless we substantially increase our revenue, limit expenses or raise substantial additional financing.

Our primary source of liquidity during 2005 and the first nine months of 2006 was from sales of our securities. During 2005, we generated net cash from financing activities, including the sales of common stock, of approximately $7.7 million. During the same period we consumed approximately $6.4 million of cash in operations. During the first nine months of 2006, we raised an additional $2.5 million of proceeds through the sale of additional shares of common stock, and approximately $22,000 on the exercise of warrants. In addition, we raised approximately $799,000 through the factoring of receivables of Smart CRM. This cash resource is no longer available to us following the sale of the assets of Smart CRM.

As a result of the 2006 cash infusions from stock sales, factoring arrangements, settlement of various claims and lawsuits, and based upon current cash-on-hand, our line of credit, and contracts signed to date, our management believes we have sufficient working capital to fund operations through April 2007. Management is actively evaluating additional financing options for 2006 and beyond, including investment from existing and new shareholders, signing additional syndication partners, signing additional integration partners, and continuing to grow our base of subscription customers.

Deferred Revenue. At September 30, 2006, we had deferred revenue totaling $418,559, net of offsetting amounts receivable. Deferred revenue represents amounts collected in advance of the revenue being recognized. Based upon current conditions, we expect that 100% of this amount will be recognized in the short term.

Going Concern. Our auditors have issued an explanatory paragraph in their report included in our 2005 Annual Report, in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. As discussed above, management has plans which it believes will enable us to raise additional financing and generate greater cash flows from operations. However, there can be no assurance that these efforts will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Fiscal 2006 and 2007 Outlook. We believe our capital requirements in 2006 and beyond will be greater than in past years as we continue to update, enhance and add functionality to our OneBiz SM platform, including the addition of development personnel; add sales and marketing personnel in implementing our syndication partner strategy; continue to integrate the e-Commerce business we acquired in October 2005; and incur expenses associated with becoming a public company and complying with the Sarbanes-Oxley Act of 2002. As such, our historical cash flows may not be indicative of future cash flows.

We currently are evaluating various equity and debt financing options to assist with our plans to invest in marketing and sales and for other operating expenses. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, and the market acceptance of our services.

Although we have signed no new contracts during 2006, if we are successful in signing new contracts during the remainder of 2006, we anticipate our receivables and collections from integration, syndication, and end-user licensing opportunities to increase starting the first quarter of 2007.

Until the fourth quarter of 2005, we allowed most of our web-based products to be used without charge for extended time periods. This gained us users, but limited our revenue. In the fourth quarter of 2005, we limited our free use policy to a free use period of up to 14-days, after which we terminate access for users who fail to become paid subscribers. However, there can be no assurance that we will be successful in attracting new customers or that customers will pay for our products. The total number of subscribers to our services both through our main portal and the websites of our syndication partners has decreased from the number of subscribers we had in January 2006. However, our strategy is to obtain additional subscribers through the private label websites of current and potential syndication partners. If we are unable to materially increase the number of subscribers to our services through leveraging existing partners or entering into contract with new partners, our business may be substantially harmed.

Smart Online's receivables are from major companies or banking institutes (approximately $19,606 of accounts receivable as of September 30, 2006), while the receivables of Smart Commerce is primarily from individual small businesses and end users, (approximately $234,134 of accounts receivable as of September 30, 2006). Management has evaluated the need for an allowance for doubtful accounts and determined that an allowance for doubtful accounts of approximately $68,000 is adequate as of September 30, 2006. There was no allowance for doubtful accounts as of December 31, 2005.

Following the sale of substantially all the assets of a subsidiary, we are evaluating whether we will move our sales team from our headquarters in North Carolina to Iowa. From time to time, we evaluate strategic opportunities, potential investments in complementary businesses and divestitures of assets outside our evolving business strategy. We anticipate continuing to make such evaluations during the remainder of fiscal year 2006 and into fiscal 2007.

Recent Developments.

On January 17, 2006, the SEC temporarily suspended the trading of our securities. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for our stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result of the SEC's suspension, NASDAQ withdrew its acceptance of our application to have our common stock traded on the NASDAQ Capital Market. Simultaneously with the suspension, the SEC advised us that it is conducting a non-public investigation. While we continue to cooperate with the SEC, we are unable to predict at this time whether the SEC will take any adverse action against us. In March 2006, our Board of Directors authorized its Audit Committee to conduct an internal investigation of matters relating to the SEC suspension and investigation. The Audit Committee retained independent outside legal counsel to assist in conducting the investigation. On July 7, 2006, the independent outside legal counsel shared its final findings with the Audit Committee, which were then shared with the full Board of Directors. The Audit Committee did not conclude that any of our officers or directors have engaged in fraudulent or criminal activity. However, it did conclude that we lacked an adequate control environment, and has taken action to address certain conduct of management that was revealed as a result of the investigation. The Audit Committee concluded that the control deficiencies primarily resulted from our transition from a private company to a publicly reporting company and insufficient preparation for, focus on and experience with compliance requirements for a publicly reporting company. As one of the results of these findings, Mr. Jeffrey LeRose was appointed to the position of non-executive Chairman of the Board of Directors to separate the leadership of the Board of Directors from the management of the Company, which is a recommended best practice for solid corporate governance. Mr. Nouri has stepped down as Chairman of the Board of Directors, but will continue to serve as our President, Chief Executive Officer and as a member of the Board of Directors. A discussion of the significant deficiencies that were identified by the Audit Committee and related remediation efforts can be found in Item 9A of our 2005 Form 10-K.

On July 6, 2006, we sold 100,000 shares of our common stock to the Blueline Fund (“Blueline”), an existing investor, for a price of $2.50 per share resulting in gross proceeds of $250,000. We incurred immaterial issuance costs related to this stock sale.

On August 17 and 21, 2006, we sold as aggregate of 100,000 shares of our common stock to Blueline and Phillippe Pouponnot, for a price of $2.50 per share resulting in gross aggregate proceeds of $250,000. We incurred immaterial issuance costs related to this stock sale.

The Company entered into an agreement for the co-development of its accounting application with a software development company. The Company and the software development company are continuing to work on the modifications and features necessary to address the feedback received from both customers and an accounting consultant. The payment schedule described above was recently amended so that the $37,500 from escrow would be released not upon acceptance of the accounting application, but in good faith as a consequence of the continued work by the software development company on this project. The remaining money would still be partially paid at acceptance, up to 100 days after acceptance and up to 190 days after acceptance.

On November 9, 2006, Smart Commerce entered into a loan agreement with Fifth Third Bank of Southfield, Michigan. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be paid back in twenty-four (24) monthly installments of $75,000 plus interest beginning in December, 2006. The interest rate is prime plus 1.5% as periodically determined by Fifth Third Bank.  Currently and at closing, the prime rate was 8.25%.  The loan is secured by all of the assets of Smart Commerce, including a security account of $250,000 with Fifth Third and all of Smart Commerce’s intellectual property. The loan is guaranteed by the Company and such guaranty is secured by all the common stock of Smart Commerce. Under the terms of the loan agreement, Smart Commerce is to establish a lock box account with Fifth Third, but has the right to use the amounts deposited therein for any purpose not inconsistent with the loan agreement and related documents so long as no event of default exists and is continuing. Further, the amount in the security account will be released in three (3) installments of approximately $83,000 if Smart Commerce meets certain revenue goals on June 30, 2007, December 31, 2007, and June 30, 2008.

On November 8, 2006, the Company entered into an amendment to the “Lock Box Agreement,” dated October 17, 2005, such amendment by and between Smart Online, Smart Commerce, and certain former shareholders of iMart Incorporated (the “Sellers”). Under the terms of this Amendment, Smart Online is to pay the Sellers $1,329,518 upon the deposit of a certain amount into the lock box account, approximately $700,000 on January 1, 2007, and approximately $300,000 on or before February 4, 2007. The payments are made in satisfaction of certain installment and noncompetition payments owed the Sellers under the “Stock Purchase Agreement, dated October 17, 2005, by and between the same parties and as described in further detail elsewhere in this document. In exchange, the Sellers released their security interest in the proceeds of Smart Commerce, agreed to allow funds in the Sellers’ lock box account to be swept into an account with Fifth Third, and agreed to the future closure of the Sellers’ lock box account in connection with the establishment of a lock box account with Fifth Third.

[Add paragraph describing Wachovia line of credit when finalized in Note 11.]

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

For the nine months ended September 30, 2006 and 2005, all of our contracts and transactions were U.S. dollar denominated. As a result our results of operations and cash flows are not subject to fluctuations due to changes in foreign currency exchange rates.

Interest rate sensitivity

We had unrestricted cash and cash equivalents totaling $1,434,966, $173,339, and $101,486 at December 31, 2005, 2004, and 2003, respectively. At September 30, 2006, our unrestricted cash was $680,787. These amounts were invested primarily in demand deposit accounts and money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

In addition, changes in interest rates will have a negligible effect on management’s decisions with regard to our financing activities, including factoring receivables, financing existing debt, funding future acquisitions, or obtaining additional working capital.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of the significant deficiencies that we are in the process of remediating. These significant deficiencies and the related changes to our controls were described under Item 9A of Part II of our 2005 Annual Report.

Changes to Internal Control Over Financial Reporting

In August 2006, we advanced our CEO $17,300 against his September and October salaries. The advancement of monies was done to facilitate repayments of a personal loan the CEO had been directed to repay by our Board of Directors. However, because our CEO had use of these funds before they were due, the advancement could be considered as a loan that is not permissible under Section 402 of the Sarbanes-Oxley Act of 2002. Section 402 prohibits a Company from extending or maintaining credit, either directly or indirectly, in the form of personal loans to or for any director or executive officer. The Company has initiated a stringent policy that will prohibit the advancement of monies against any compensation due an officer or director. Company will also implement accounting controls that will monitor payroll transactions in order to prevent any similar advancements from being made in the future. The Company already has in place, and will reiterate the policy of a strict prohibition against any loan made to a director or executive officer that is not solely for a clear business purpose in the ordinary course of the Company's business.

Except for the changes in our internal control over financial reporting that were implemented after December 31, 2005 and that are described in Item 9A of Part II of our 2005 Annual Report, there have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item. 1.  LEGAL PROCEEDINGS

During the nine months ended September 30, 2006, there were no material developments in the legal proceedings previously reported in our 2005 Annual Report. Please refer to Part I, Item 3 of our 2005 Annual Report for additional information.
Item 1A. RISK FACTORS

Risk Factors

An investment in us involves significant risks. You should read the risks described below very carefully before deciding whether to invest in us. The following is a description of what we consider our primary challenges and risks.

We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty and these risks may change over time. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, readers should pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this document and our other filings with the SEC, particularly Part I, “Item 1A. Risk Factors” in our 2005 Annual Report. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general may also affect our business. If any of the risks described below actually occurs, our business, financial condition or results of future operations could be materially and adversely affected.

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

Through September 30, 2006, we have lost an aggregate of approximately $56 million since inception on August 10, 1993. During the quarters ended September 30, 2006 and September 30, 2005, we incurred a net loss of approximately $1.9 million and $2.2 million, respectively. During the nine months ended September 30, 2006 and September 30, 2005, we incurred a net loss of approximately $3.5 million and $3.3 million, respectively. Losses do not include the pre-acquisition losses, or profit, of the two companies we acquired during the fourth quarter of 2005. At September 30, 2006, we had a $3.4 million working capital deficit. Our working capital, including our line of credit, is not sufficient to fund our operations beyond April 2007, unless we substantially increase our revenue, limit expenses or raise substantial additional financing. Because we have only nominal tangible assets, you may lose your entire investment.

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

Sherb & Co., LLP, our independent registered public accountants, has expressed substantial doubt, in their report included with our 2005 Annual Report about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient financing, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountants' comments when determining if an investment in us is suitable.

(3) We Will Require Additional Financing To Fund Our Operations Or Growth. If Financing Is Not Available, We May Have to Liquidate Our Business and You May Lose Your Investment.

Including our cash and our line of credit, we lack sufficient amounts to fund operations past April 2007. We will be required to seek additional equity and/or debt financing to fund our operations through the remainder of 2007. Factors such as the suspension of trading of shares of our common stock by the SEC and the resulting drop in share price, trading volume and liquidity; the commercial success of our existing services and products; the timing and success of any new services and products; the progress of our research and development efforts; our results of operations; the status of competitive services and products; and the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets may require us to seek additional funding sooner than we expect. We cannot assure you that such funding will be available. If sufficient financing is not raised, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential growth, take advantage of unanticipated opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. If we fail to raise sufficient financing, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. Certain restrictions on resale of over nine million shares of our common stock terminated on October 1, 2005; and additional restrictions on these shares expired in September or October 2006 . The lapse of these restrictions and any increased volume of sales resulting therefrom may adversely affect the market value of our Common Stock and may make it more difficult for us to raise additional financing.

In addition, on January 17, 2006, the SEC temporarily suspended trading in our securities. As a result, NASDAQ withdrew its acceptance of our application to be traded on the NASDAQ Capital Market. Following that suspension, the SEC alerted brokers and dealers that, pursuant to Rule 15c2-11 promulgated under the Securities Exchange Act of 1934, brokers and dealers are prohibited from directly or indirectly offering quotations in our common stock unless such broker or dealer has strictly complied with Rule 15c2-11. On September 11, 2006, our common stock returned to trading on the Over the Counter - Bulletin Board (“OTC-BB”). However, there can be no assurance that the SEC will not take any additional or further action against us, and this uncertainty may also make it more difficult for us to raise financing.

(4) If We Are Able to Raise Additional Financing, But Are Not Able to Obtain Terms That Are Favorable to Us, Existing Stockholders and New Investors May Suffer Dilution of Their Ownership Interests in Our Company or Otherwise Lose Value In Our Securities.

If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights preferences and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. For example, from March through August 2006, we sold an aggregate of 1,000,000 shares of common stock to investors for a price of $2.50 per share for total aggregate proceeds of $2.50 million. Because of the share price, we had to sell a significant number of shares to raise the necessary amount of capital.

(5) In the Future, We May Enter Into Certain Debt Financing Transactions With Third Parties That Could Adversely affect our Financial Health..

We are evaluating various equity and debt financing options and in the future may incur indebtedness that could adversely affect our financial health. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	result in the loss of a significant amount of our assets or the assets of our subsidiary if we are unable to meet the obligations of these arrangements;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness or better access to capital by, for example, limiting our ability to enter into new markets; and

•	limit our ability to borrow additional funds in the future.

Risks Associated with Our Products and Operations

(6) Our Business Is Dependent Upon the Development and Market Acceptance of Our Applications, Including the Acceptance of Using Some of Our Applications to Conduct Business. Our Business Models and Operating Plans Have Changed As A Result of Forces Beyond Our Control. Consequently, We Have Not Yet Demonstrated That We Have a Successful Business Model or Operating Plan.

We continually revise our business models and operating plans as a result of changes in our market, the expectations of customers and the behavior of competitors. Today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaaS business model and the results of our sales efforts to reach agreements with syndication partners with small business customer bases, but these business models may again become ineffective due to forces beyond our control that we do not currently anticipate. Despite our sales efforts, the number of small business subscribers to our main portal has declined since January 2006 and no syndication partners have entered into agreements with us. Consequently, we have not yet demonstrated that we have a successful business model or operating plan. Our evolving business model makes our business operations and prospects difficult to evaluate. There can be no assurance that our revised business model will allow us to capture significant future market potential. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in this stage of operations under our current business model, particularly companies, such as ours, that are in emerging and rapidly evolving markets.

Our future financial performance and revenue growth will depend in part, upon the successful development, integration, introduction, and customer acceptance of our software applications. Thereafter, other new products either developed or acquired and enhanced versions of our existing applications will be critically important to our business. Our business could be harmed if we fail to timely deliver enhancements to our current and future solutions that our customers desire. We also must continually modify and enhance our services and products to keep pace with market demands regarding hardware and software platforms, database technology, information security, and electronic commerce technical standards. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of our new services or products in the marketplace.

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

(7) We May Consider Strategic Divestiture, Acquisition or Investment Opportunities in the Future. We Face Risks Associated with Any Such Opportunity.

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions, investments and divestitures. In the future, we may divest ourselves of products or technologies that are not within our continually evolving business strategy or acquire other products or technologies. We may not realize the anticipated benefits of any such current or future opportunity to the extent that we anticipate, or at all. We may have to issue debt or equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. If any opportunity is not perceived as improving our earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results. Any completed acquisitions or divestitures would also require significant integration or separation efforts, diverting our attention from our business operations and strategy. Our limited acquisition experience is from 2005, and therefore our ability as an organization to integrate any acquired companies into our business is unproven. Acquisitions and investments involve numerous risks, including:

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

(8) Our Agreements in the Acquisition of iMart Incorporated Contain Installment Payments, Lock Box, License, Noncompetition and Control Provisions That Could Have A Material Adverse Effect on Us.

When we purchased iMart in October 2005, we committed to make installment payments of approximately $3,462,000 and non-competition payments to two key employees of $780,000. The cash flow we received from the business we purchased from iMart has been insufficient to cover the any of the installment payments we have been required to make to iMart's shareholders. We had to fund 83% of the January 2006 installment from our working capital, 6% in April 2006, 31% in July 2006, and 9% in October 2006. If the acquired business continues to not generate sufficient cash flow, our working capital could be substantially depleted. We recently amended the lock box agreement, terminating the iMart shareholders’ security interest in the amounts in lock box, and agreed to pay the installment payments and noncompetition payments in three non-equal installments by February 4, 2007. If we default in any payments, key employees of Smart Commerce will have a nonexclusive license to certain software of Smart Commerce, their non-competition restrictions will terminate and their non-solicitation and nondisclosure contracts will be limited in scope. In addition, a key employee of Smart Commerce has received contractual rights to operate our e-Commerce subsidiary within agreed upon financial parameters. All of these provisions are interrelated and pose certain risks for us.

Most of the consideration being paid to the key employees, who were shareholders of iMart and are now employees of Smart Commerce, is in cash in installments over a three-month period, and the value of our shares owned by the key employees is substantially less than the cash payments required to be made to the key employees. Due to several of the acquisition contract provisions, conflict of interest situations may arise between the key employee's personal interests and the interests of our shareholders as the key employee exercises the contractual authority granted to him in the acquisition agreements. The acquisition agreements address conflict of interest situations and provide that until all the acquisition purchase price installment payments are made, the key employee will determine what is in the best interest of Smart Commerce, Smart Online and the selling shareholders of iMart, but he must identify any conflicts of interest to Smart Commerce's Chief Executive Officer, in which case Smart Commerce's Chief Executive Officer (who is currently also our Chief Executive Officer ) can make the decision with respect to which a conflict of interest exists, except that if the decision would cause Smart Commerce's EBITDA to be substantially below $1,452,795, then Smart Commerce's Chief Executive Officer can make the decision only if either the amount in the lock box account is at least $500,000 or we provide an irrevocable letter of credit or cash for payment of the remaining acquisition purchase price installment obligations. We would not have to provide the letter of credit or cash, if the decision relates to compliance with applicable laws, rules or regulations applicable to Smart Commerce.

We also entered into a loan agreement with a third party bank in order to finance a portion of the payments to the iMart shareholders. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be paid back in twenty-four (24) monthly installments of $75,000 plus interest.  The interest rate is prime plus 1.5% as periodically determined by Fifth third Bank.  Currently and at closing, the prime rate was 8.25%. The loan is secured by all of the assets of Smart Commerce, including a security account of $250,000 and all of Smart Commerce’s intellectual property. The loan is guaranteed by the Company and such guaranty is secured by all the common stock of Smart Commerce. If an event of default occurs and remains uncured, then the lender could foreclose on the assets securing the loan. If that were to occur, it would have a substantial adverse effect on our business.

Without agreement by the authorized people to release funds from the lock box account, we will be required to find other resources to pay the operating expenses of Smart Commerce, which we expect will exceed the $146,000 of monthly expenses targeted to be paid from the lock box account. Consequently, we the iMart acquisition has had a negative impact on our cash resources, and we expect the acquisition to have a similar negative impact at least until all payments under the revised lock box agreement are made. If the authorized signatories fail to reach agreement, the lock box revenue will be frozen and Smart Commerce and Smart Online may be unable to pay their obligations, which could substantially harm their businesses.

These provisions of the iMart acquisition agreements described above may have a material adverse effect on us and present many risks for us and our investors. Financial parameters contained in the agreements may impair our ability to integrate the e-Commerce business we acquired into our overall business strategy. Contractual decision-making ability granted to the key employee may lead to disputes with officers and directors of Smart Online that interfere with operation of the business. Since the key employee established the relationships with substantially all of Smart Commerce’s customers and we do not have long-term contracts with these customers, our ability to retain the customers we acquired may be at substantial risk if the key employee's non-competition and non-solicitation restrictions are terminated and he obtains the license to the e-Commerce products we acquired from iMart. Potential acquirors may decide not to purchase us because of these provisions or may substantially lower their offering price, in which case we may seek to renegotiate with the key employee. The substantial acquisition price installments payments and non-competition payments required to be paid may drain our financial resources or we may fail to make such payments, which may trigger the termination of non-competition provisions and the grant of a license that would enable the key employee to compete with us. Similarly, making the payments on the loan used to finance part of these payments may drain our financial resources or cause other material harm to our business if the lender forecloses on the secured assets. Also, investors may fear that conflicts of interest may cause the key employee to make decisions that are not in the interest of our shareholders.

(9) We Rely on Third-Party Software That May Be Difficult To Repair Should Errors or Failures Occur. Such an Error or Failure, or the Process Undertaken by Us to Correct Such an Error or Failure, Could Disrupt Our Services and Harm Our Business.

We rely on software licensed from third parties in order to offer our services. We use key systems software from commercial vendors. The software we use may not continue to be available on commercially reasonable terms, or at all, or upgrades may not be available when we need them. We currently do not have support contracts or upgrade subscriptions with some of our key vendors. We are not currently aware of any immediate issues, but any loss of the right to use any of this software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in, or unavailability of, third-party software could result in errors or a failure of our services, which could harm our business.

We also use key systems software from leading open source communities that are free and available in the public domain. Our products will use additional public domain software, if needed for successful implementation and deployment. We currently do not have support contracts for the open source software that we use. We rely on our own research and development personnel and the open source community to discover and fix any errors and bugs that may exist in the software we use. As a result, if there are errors in such software of which we are unaware or are unable to repair in a timely manner, there could be a disruption in our services if certain critical defects are discovered in the software at a future date.

Risks Associated with Our Markets, Customers and Partners

(10) There are Risks Associated with International Operations, Which May Become a Bigger Part of Our Business in the Future.

We currently do not currently generate substantial revenue from international operations. Currently, we are exploring the possibility of expanding into international markets. If we do so, our international operations will be subject to risks associated with operating abroad. These international operations are subject to a number of difficulties and special costs, including:

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

Our international operations will also face foreign currency-related risks. To date, most of our revenues have been denominated in United States Dollars, but an increasing portion of our revenues may be denominated in foreign currencies. We do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses may be subject to the risks of foreign currency fluctuations.

We must also customize our services and products for international markets. This process is much more complex than merely translating languages. For example, our ability to expand into international markets will depend on our ability to develop and support services and products that incorporate the tax laws, accounting practices, and currencies of applicable countries. Since a large part of our value proposition to customers is that our products have been developed with the peculiar needs of small businesses in mind, any variation in business practice from one country to another may substantially decrease the value of our products in that country unless we identify the important differences and customize our product to address the differences.

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

(11) We Do Not Have an Adequate History With Our Subscription Model to Predict the Rate of Customer Subscription Renewals and the Impact These Renewals Will Have on Our Revenue or Operating Results.

We derive subscription fees primarily from our stand-alone e-Commerce application. At the end of 2005, we began to generate a small amount of revenue from subscriptions to our main portal. Our small business customers do not sign long-term contracts. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period and in fact, customers have often elected not to do so. In addition, our customers may renew for a lower-priced edition of our services or for fewer users. Many of our customers utilize our services without charge. We have limited historical data with respect to rates of customer subscription renewals for paying customers since the launch of and migration of one of our syndication partners our OneBizSM platform, so we cannot accurately predict customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including when we begin charging for our services, their dissatisfaction with our services and their ability to continue their operations and spending levels. The number of current subscribers to our main portal is less than the number of subscribers in mid-January 2006. If our customers do not renew their subscriptions for our services, or we are not able to increase the number of subscribers, our revenue may decline and our business will suffer.

(12) We Depend on Corporate Partners to Market Our Products Through Their Web Sites and OEM or Integration Relationships Under Relatively Short-Term Agreements. Termination of These Agreements Could Cause a Substantial Decline in Our Revenue and a Substantial Increase in Customer Acquisition Costs.

Approximately 13% of total revenues during the first half of 2006, approximately 46% of total revenues during 2005, and approximately 93% of total revenues during 2004 were derived from syndication, integration and OEM agreements with short terms. Under these agreements, we both derive revenue and utilize the resources of our partners to reduce our customer acquisition costs. We anticipate that revenue from syndication, integration and OEM fees will not be a significant part of our business going forward. However, termination or non-renewal of any current agreements could cause a decline in our revenues and a substantial increase in customer acquisition costs.

We also depend on our syndication and integration partners, OEM relationships and referral relationships to offer products and services to a larger customer base than we can reach through direct sales, or other marketing efforts. We have not signed a new significant strategic partner relationship for the applications we sell via our OneBiz SM platform since the beginning of the second quarter of 2005. Our success depends in part on the ultimate success of our syndication and integration partners, OEM relationships and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us. In addition, some of these third parties have entered, and may continue to enter into, strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services.

(13) We Depend on Subscription Fees; Our Future Growth is Substantially Dependent on Customer Demand for Our Subscription Services Delivery Models. Failure to Increase This Revenue Could Harm Our Business.

Subscription fees represented approximately 50% of our total revenues for the first nine months of 2006, 7.7% of our total revenues for 2005, and 6.2% of our total revenues for 2004. With the launch of our new applications and the acquisition of iMart, subscription fees represent a significant percentage of our total revenues and our future financial performance and revenue growth depends, in large part, upon the growth in customer demand for our outsourced services delivery models. As such, we have invested significantly in infrastructure, operations, and strategic relationships to support these models, which represent a significant departure from the delivery strategies that other software vendors and we have traditionally employed. To maintain positive margins for our small business services, our revenues will need to continue to grow more rapidly than the cost of such revenues. There can be no assurance that we will be able to maintain positive gross margins in our subscription services delivery models in future periods. If our subscription services business does not grow sufficiently, we could fail to meet expectations for our results of operations, which could harm our business.

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

Risks Associated with Our Officers, Directors, Employees and Stockholders

(14) Our Executive Management Team Is Critical to the Execution of Our Business Plan and the Loss of Their Services Could Severely Impact Negatively on Our Business; We Need to Attract Independent Members to Join Our Board of Directors.

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

In addition, in March 2006, our Board of Directors authorized its Audit Committee to conduct an internal investigation of matters relating to the SEC suspension and investigation. Final findings of the independent outside legal counsel were shared with the full Board of Directors on July 7, 2006. As one result of these findings, Mr. Jeffrey LeRose was appointed to the position of non-executive Chairman of the Board of Directors. Mr. Nouri stepped down as Chairman of the Board of Directors, but will continue to serve as our President, Chief Executive Officer and as a member of the Board of Directors. This internal investigation placed considerable time demands upon our independent directors. After the end our fiscal year, two of our directors resigned because of the time commitments required to adequately perform their duties as a directors. As of November 1, 2006, we had three directors, only one of whom is independent. Therefore, we are continuing our search for additional independent directors with public company experience and financial expertise to add to our Board of Directors. However, given the unresolved status of the SEC matter, there can be no guarantee that we will be able to attract independent directors to join the Board of Directors.

The SEC matter may result in the loss of services of one or more of our officers or directors, and it and the Audit Committee investigation have resulted in changes to our internal controls and procedures as set forth in Item 9A of our 2005 Annual Report. Any such change may have a material adverse impact on our business.

(15) Officers, Directors and Principal Stockholders Control Us. This Might Lead Them to Make Decisions That Do Not Benefit the Interests of Minority Stockholders.

Our officers, directors and principal stockholders beneficially own or control a significant portion of our outstanding stock. As a result, these persons, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of our common stock.

Regulatory Risks

(16) Compliance With New Regulations Governing Public Company Corporate Governance and Reporting Is Uncertain and Expensive.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, the changes in our internal controls and procedures, as well as new rules implemented by the SEC and the NASD. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. Our ability to fully comply with these new laws and regulations is also uncertain. Our failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules. We have also incurred, and may continue to incur, substantial additional professional fees and expenses associated with the SEC's suspension of trading of our securities in January 2006, and with the internal investigation authorized by our Board of Directors in March 2006. Although our insurance carrier has paid a portion of these fees, not all such fees and expenses will be covered by our insurance.

By the end of fiscal 2007, we are required to comply with the Sarbanes-Oxley Act of 2002 requirements involving the assessment of our internal control over financial reporting and our independent accountants’ audit of that assessment. In March 2006, we retained a new Chief Financial Officer.  His review of our internal control over financial reporting to date and the final findings of our Audit Committee investigation have identified several deficiencies in our internal control over financial reporting. While we have made some progress on this remediation effort, we continue to work on addressing all the issues raised in these findings. Although we believe our on-going review and testing of our internal control over financial reporting will enable us to be compliant with these requirements, we have identified some deficiencies and may identify others that we may not be able to remediate and test by the end of fiscal 2007. If we cannot assess our internal controls over financial reporting as effective, or our external auditors are unable to provide an unqualified attestation report on such assessment, our stock price could decline.

(17) The SEC Suspension of Trading of Our Securities Has Damaged Our Business, and It Could Damage Our Business in the Future.

The suspension of trading by the SEC has already harmed our business in many ways, and may cause further harm in the future. In part, we have experienced a decreased ability to raise financing due to the lack of liquidity of our stock and to questions raised by the SEC's action. Our decreased ability to raise financing has already prevented us from making the investments we need to make in sales and marketing and may in the future cause us to reduce research and development. Legal and other fees related to the SEC's action also reduce our cash flow. Reduced cash flow jeopardizes our ability to make the installment payments required by the agreements to acquire iMart. The time spent by our management team and directors dealing with issues related to the SEC action also detracts from the time they spend on our operations. Since the commencement of the SEC action and the related Audit Committee investigation, two of our independent Board members have resigned due to the time commitments required to adequately perform their Board duties. One of these Board members was our Audit Committee's chairman and our Audit Committee financial expert. We are currently conducting a search for additional independent directors, but there can be no assurance that we will attract new independent directors. Finally, an important part of our business plan is to enter into private label syndication agreements with large companies. The SEC's action and related matters has caused us to be a less attractive partner for large companies and has caused us to lose important opportunities. The SEC's action and related matters may cause other problems in our operations.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 6, 2006, we sold 100,000 shares of our common stock to the Blueline Fund (“Blueline”), an existing stockholder, for a price of $2.50 per share resulting in gross proceeds of $250,000. We incurred immaterial issuance costs related to this stock sale.

The shares were issued directly by us pursuant to an offering and sale exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder, as the sale was not a transaction involving a public offering. We gave Blueline the opportunity to ask questions and receive answers concerning the terms and conditions of the transaction and to obtain any additional information which we possessed or could obtain without unreasonable effort or expense that is necessary to verify the information furnished. We advised Blueline of limitations on resale, and neither we nor any person acting on our behalf sold the securities by any means of general solicitation or general advertising.

In August 2006, we sold an aggregate of 100,000 shares of our common stock to Blueline and Philippe Pouponnot, for a price of $2.50 per share, resulting in gross proceeds of $250,000. The Company incurred immaterial issuance costs related to these stock sales.

The shares were issued directly by us pursuant to an offering and sale exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder, as the sale was not a transaction involving a public offering. We gave Blueline the opportunity to ask questions and receive answers concerning the terms and conditions of the transaction and to obtain any additional information which we possessed or could obtain without unreasonable effort or expense that is necessary to verify the information furnished. We advised Blueline of limitations on resale, and neither we nor any person acting on our behalf sold the securities by any means of general solicitation or general advertising.

For a more complete description of these sales, please see our Current Reports on Form 8-K, filed on July 11 and August 22, 2006, which are hereby incorporated by reference herein.

Item 6.  EXHIBITS

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated September 30, 2006, by and between Alliance Technologies, Inc., Smart CRM, Inc., and Smart Online, Inc.
10.1
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated July 6, 2006, by and between Smart Online, Inc. and Atlas Capital, S.A. (incorporated herein by reference to Exhibit 10.36 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.2	Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated August 17 and 21, 2006, by and between Smart Online, Inc. and certain investors
10.3	Smart Online, Inc. Revised Board Compensation Policy, effective August 1, 2006.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Dated: November 14, 2006

Smart Online, Inc.

/s/ Michael Nouri
Michael Nouri
Principal Executive Officer

Smart Online, Inc.

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia
Principal Financial Officer and
Principal Accounting Officer

SMART ONLINE, INC.
EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated September 30, 2006, by and between Alliance Technologies, Inc., Smart CRM, Inc., and Smart Online, Inc.
10.1
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated July 6, 2006, by and between Smart Online, Inc. and Atlas Capital, S.A. (incorporated herein by reference to Exhibit 10.36 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.2	Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated August 17 and 21, 2006, by and between Smart Online, Inc. and certain investors
10.3	Smart Online, Inc. Revised Board Compensation Policy, effective August 1, 2006.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

50