Form 10-K
period 2006-12-31
SMART ONLINE INC
filed 2007-03-30
CIK 1113513

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 333-119385

SMART ONLINE, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)	95-4439334 (I.R.S. Employer Identification No.)

2530 Meridian Parkway, 2nd Floor Durham, North Carolina (Address of principal executive offices)	27713 (Zip Code)
(919) 765-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ X ] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 15, 2007 was approximately $24,010,000 (based on the closing sale price of $2.80 per share).

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of March 15, 2007 was 17,766,971.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 21, 2007 are incorporated by reference into Part III.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 12E of the Securities Exchange Act of 1934, or the Exchange Act, regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. You can identify these statements by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. Examples of sections containing forward-looking statements include “Part I - ITEM 1. BUSINESS” and “Part II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified in “Part I - ITEM 1A.RISK FACTORS” and elsewhere in this report for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM1. BUSINESS

OVERVIEW

Smart Online, Inc. develops and markets products and services targeted to small businesses (less than 50 employees) that are delivered via a Software-as-a-Service, or SaaS, model. Our goal is to be the leading provider of on-demand SaaS applications for small businesses. We sell our products and services primarily through private label syndication and original equipment manufacturer, or OEM, distribution channels, although small businesses may purchase products and services directly through our main portal located at www.smartonline.com.

Our primary source of revenue currently comes from sales of our SaaS applications for business management, web marketing, and e-commerce, which represented 63%, 77%, and 55% of our revenue from continuing operations for the fiscal years ended December 31, 2006, 2005, and 2004, respectively. We derive revenue from sales of services that are designed to complement our product offerings and allow us to create custom business solutions that fit our end-users’ and our channel partners’ needs, which represented 35%, 19%, and 0% of our revenue from continuing operations for the fiscal years ended December 31, 2006, 2005, and 2004, respectively.

We offer two technology platforms that communicate via web service and serve as the foundation for delivery of our business solutions: OneBizSM and iDirect ArchitectureTM, or iDA. Each is described more fully below. Both platforms allow integrated applications to share data with the other products and/or services running on our platforms. Our products and services are primarily offered on a subscription basis using the on-demand SaaS model.

HISTORY

We were incorporated in Delaware in 1993 and initially offered our software applications using traditional distribution methods of diskettes and later CD-ROMs. In 2000, we moved away from the traditional distribution model and began primarily offering on-demand SaaS applications over the Internet. Unlike the traditional distribution method that requires a customer to install, configure, and maintain hardware, software, and network services internally to support the software applications, our proprietary SaaS applications allow small businesses to subscribe to a wide variety of applications that have been developed specifically for delivery over the Internet on an on-demand basis with very little or no installation or maintenance required.

During October 2005, we acquired substantially all of the assets of Computility, Inc., or Computility, a privately held developer and distributor of sales force automation and customer relationship management, or SFA/CRM, software applications based in Des Moines, Iowa. We operated this business under the name Smart CRM, Inc. (d/b/a Computility), or Smart CRM. Also during October 2005, we acquired all the stock of iMart Incorporated, or iMart, a privately held developer and distributor of multi-channel e-commerce systems based in Grand Rapids, Michigan. We operate this subsidiary as Smart Commerce.

Upon our integration of Smart CRM’s SFA/CRM application into our OneBizSM platform, management determined that the remaining operations of Smart CRM, specifically consulting and network management, were not integral to our ongoing operations and business model. On September 29, 2006, we sold these non-integral Smart CRM assets to Alliance Technologies, Inc., or Alliance, and reclassified Smart CRM as a discontinued operation. For further information about this business closure, see Note 17, “Acquisitions & Dispositions” in our consolidated financial statements included in this report.

The Smart CRM assets sold to Alliance included the traditional SFA/CRM software application developed and sold by Smart CRM and its predecessor in interest, Computility. We retained all rights relating to the derivative SFA/CRM SaaS application developed by us with Smart CRM and incorporated into our OneBizSM platform.

Consistent with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, or SFAS No. 131, we have defined two reportable segments based on factors such as geography, products, customers, how operations are managed, and how our chief executive officer, the chief operating decision-maker, views results. Those segments are our core operations, or the Smart Online segment, and the operations of our wholly-owned subsidiary, or the Smart Commerce segment.

The Smart Commerce segment's revenues are derived primarily from the development and distribution of multi-channel e-commerce systems including domain name registration and e-mail solutions, e-commerce solutions, website design and website hosting. In 2006, our Smart Commerce segment generated 86% of our total consolidated revenue and 96% and 100% of our subscription and professional services revenue, respectively.

The Smart Online segment generates revenues from the development and distribution of internet-delivered SaaS small business applications through a variety of subscription, integration and syndication channels. In 2006, our Smart Online segment generated 14% of our total consolidated revenue and 100% of our integration and syndication revenue, and 4% of our subscription revenue.

We include costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in the Smart Online segment, which includes the parent or corporate segment.

During the period from 2000 to 2006, we were functioning primarily in a research and development mode as we adapted our products for the SaaS model. We began shifting our focus to the marketing of our most current products in the fourth quarter of 2006. During fiscal 2006, the operations we acquired following the iMart acquisition, which we operate as Smart Commerce, were revenue-generating operations. Accordingly, the majority of current revenues is generated by our Smart Commerce segment.

PRINCIPAL PRODUCTS AND SERVICES

Our principal products and services include:

•	SaaS applications for business management, web marketing, and e-commerce;

•	software business tools that assist customers in developing written content; and

•	services that are designed to complement our product offerings and allow us to create custom business solutions that fit our end-users’ and our channel partners’ needs.

Business Management SaaS Applications

Our business management SaaS applications are designed to allow users to access and work on information securely from anywhere with an Internet browser. These applications include:

Business Dashboard: Our Business Dashboard application provides a snapshot of real-time business information in a single view, allowing users to monitor key business information about their company and employees. The dashboard automatically aggregates data from multiple sources and summarizes the information for the user quickly and efficiently. Examples of business information that users may view on the dashboard include: a list of key documents for the user, daily events scheduled, FedEx packages shipped by a user, or a list of new employees. The dashboard is entirely role-based, and displays different information to each user based upon their role and access levels within the company.

Accounting: Our Accounting application is targeted for users that want to create and maintain their accounting books online in a secure fashion but do not have the time or resources to learn and understand the intricacies of traditional accounting applications designed for larger businesses. The Accounting application functions allow a user to create invoices, record payments, print checks, produce real-time financial statements and reports, as well as manage accounts receivable and payable.

SFA/CRM: Our SFA/CRM application is designed to allow users to create standardized processes to define their sales approach, create SFA marketing plans, and monitor and guide sales activities. Companies can utilize the customer service management feature to create, monitor, and track service requests and execute issue escalation and notification. Users can display and present their business data with built-in report templates designed to provide information on sales activity, pipeline funnels, revenue and other relevant business data.

Human Resource Center: Our Human Resource, or HR, Center application is designed to allow companies to manage their daily human resources needs, including employee information, HR documents, performance reviews and compensation. The HR Center application also allows employers to manage the attendance records of each employee by creating and assigning vacation, sick leave, civil leave, and other different policies to each individual employee. The application can monitor and approve or decline as needed time-off requests and automatically track how much time each employee has available on a per policy basis.

Calendar: Our Calendar application is a full function, easy-to-use online calendar. The Calendar application features daily, weekly, and monthly views, together with a mini-calendar that allows the user to quickly browse to any other date. Users can set up automated email reminders at their convenience, indicating how early they would like to be notified of an upcoming event. In addition, users have the option to collaborate with their colleagues by sharing their calendar and events. This application also includes a to-do list, allowing users to setup tasks, assign priorities and due dates, and mark tasks as complete as they work through them.

Contacts: Our Contacts application is designed to provide users with an online business contact management system. Contacts can be sorted by group or alphabetically. Users also have the option to add, edit, and remove contact groups at their own convenience, or they can use the default set of groups that is already provided for them when they sign up. Furthermore, users have the option to share their contacts between colleagues. Using the intuitive sharing system built into the application, users select whether they would like a contact to remain private or shared.

e-Commerce: Our e-commerce applications, OneDomainTM and OneDomainXTM, are designed to give customers the ability to conduct their business online and include website design and launch, inventory query, shopping cart, financial transactions, shipping, domain name registration and business to business communication for small businesses. Our e-commerce applications also include our Direct Marketing Architecture, or iDMA, which is a technology platform that is designed to help direct marketers increase sales, better leverage corporate resources, and deliver superior customer service, and our Direct Selling Architecture, or iDSA, which is a system available for direct selling and network marketing companies.

Business Tools

We offer a variety of business tools through our website to aid small businesses. Most of these tools are also available through the private-label sites of our partners. Our business tools include Business Plan Writer, Business Letters, Business and Legal Forms, Marketing Plan Writer, Job Description Writer, Employee Policy Manual Writer, Government Forms, and Business Guides.

Additional Services

These services are designed to complement our product offerings and allow us to create custom business solutions that fit our end-users’ and our channel partners’ needs. The services offered to our partners include business consulting, graphics design, website content syndication, specialized compensation calculation, inventory management, domain name registration, and personalized email creation, FedEx tracking, loan center, press release writing, business plan writing & evaluation, e-commerce tax services, e-mail marketing, web analytics, warehouse order fulfillment, and business and personal calculators.

MODE OF OPERATIONS

“Software-as-a-Service” Model

We follow the SaaS model for delivering our products and services to our customers. The Internet allows for delivery of software in new ways. For example, a company can download a software application instead of buying it from the local retail store. However, software purchased in this fashion still needs to be installed, updated, and the data backed-up, all by the end-user. The on-demand SaaS model eliminates these additional tasks. Instead, end users visit a website and use the SaaS applications, all via a web browser, with no installation, no special information technology knowledge, and no maintenance. The SaaS application is transformed into a service that can be used anytime, anywhere by the end-user. Multi-tenant SaaS applications have the additional benefit of allowing functionality to be added to our applications in one place to the benefit of all users. This allows us to have easier maintenance, universal upgrading, and quick deployment of new features.

Revenue Stream

We charge small businesses who use our SaaS applications a subscriber fee on a monthly subscription basis, rather than the large upfront cost typically charged for traditional software applications.

Platforms

We have designed two technology platforms to serve as the foundation for delivery of our business solutions: OneBizSM and iDA.

OneBizSM is our business management platform offered though our main portal and through the sites of our private-label partners. This allows us to offer our proprietary products, as well as certain integration partner products, to our partners’ small business customers in the “look” and “feel” of the partner’s website. iDA is our web marketing and web selling platform offered through Smart Commerce. Both platforms communicate with each other via web services and have the ability to allow integrated applications to share data with the rest of the products and/or services running on our platforms. The platforms also allow users to seamlessly login to multiple SaaS applications/services without having to re-enter a user ID and password or navigate to another site. Both platforms use a modular methodology, which allows various components to be assembled for rapid new application development and enhancement. Our OneBizSM platform has a distinct profile feature that is created for every company when users sign up and register. This profile is continually updated based on operations performed and information requested by each company as its users operate on the platform.

Integration and Sharing

Our platforms allow end-users to share information (with selectivity and control options) with other members of their organization. Each user that subscribes to our platform can have multiple members or employees who share information with one another. Information entered by one user can be shared and modified by one or more other users, promoting collaboration within a company.

Several of the applications within our platforms are integrated with one another. Integration means that certain applications communicate and share information with other applications.

TARGET MARKET AND SALES CHANNELS

Our consistent focus from the beginning has been to design software products and services to help start and run small businesses. The small business market is diverse, fragmented, yet very large and, we believe, underserved. We define small businesses as those having less than 50 employees. Even within this definition, there exists a large variety of businesses. Therefore, we have focused on offering a wide range of software products that combine simplicity and affordability. We realize that many new small businesses will fail relatively quickly, which forces us to continuously seek out new end-users to replace existing end-user attrition. Another characteristic of small businesses is that they are typically late adopters of technology. Internet adoption is well past critical mass, and we believe the growth rate of small businesses using web-based applications will exceed the growth rate of large enterprises. These businesses may even leapfrog traditional software and go straight from paper-based management to a SaaS solution.

Although our ultimate end-users are small businesses and entrepreneurs who access our software products and services via the web, we use channel partners such as financial institutions, telecommunication companies, direct selling organizations, retailers, technology companies, and small business consultants as channels to reach small business customers. These partnerships can be constructed in a variety of formats - from resellers to co-branded offerings to private label or OEM solutions. We typically seek partnerships with organizations that already have a relationship with small businesses. We have successfully targeted our applications to direct selling organizations, financial companies as well as business media companies.

Our plan for 2007 is to increase our revenue through a combination of four sales and marketing initiatives:

•	soliciting additional syndication partners,

•	actively managing relationships with our partners to increase sales,

•	bundling our software in packages targeted to different types of industries within the small business market, and

•	introducing new applications and products of greater value to small businesses.

We have not yet implemented all of these marketing strategies, and others have not been implemented until recently. At this time, we cannot determine how successful these strategies will be.

We also plan to continue to update, enhance, and add to the functionality of our platforms, and add sales and marketing personnel to implement our syndication partner strategy.

PRINCIPAL CUSTOMERS

Currently, two customers are considered major customers the loss of whom could have a material adverse effect on our business. Both of these customers currently subscribe to the applications offered by, and purchase professional services from, our Smart Commerce segment.

Britt Worldwide, or BWW, is an entity that indirectly controls a significant number of independent business owners, or IBOs, who currently subscribe to our services. The aggregate of the subscriptions from these IBOs represented approximately 45% of our consolidated revenue for the fiscal year ended December 31, 2006. BWW was not a customer of ours in 2004, and was a customer of ours only after we acquired iMart in October 2005. Accordingly, BWW represented 0% and 15% of our revenues in 2004 and 2005, respectively. Although our revenue is derived from the IBO, because BWW can influence the actions of the IBOs, this revenue has been aggregated for purposes of this annual report on Form 10-K.

Vera Bradley Designs, Inc., or Vera Bradley, a manufacturer of high quality handbags, luggage and other accessories, is also a major customer. Vera Bradley accounted for approximately 28% of our consolidated revenues for fiscal year ended December 31, 2006. Vera Bradley was not a customer of ours in either 2004 or 2005, and therefore represented 0% of our revenue in those years.

RESEARCH & DEVELOPMENT

Between 1999 and 2000, we made a strategic decision to shift our focus from traditional software delivery to the SaaS model. From that point until the present, we have devoted substantially all of our development personnel’s time and efforts toward the research and development of our OneBizSM platform and the associated applications. In the fourth quarter of 2006, we began to shift our focus from research and development to the marketing of our latest products.

In 2004, we spent approximately $563,000 on research and development. In 2005, our research and development costs increased to approximately $1.6 million as we increased our efforts to develop our OneBizSM applications for new partners. In 2006, our research and development costs were approximately $2.0 million with the increase over 2005 primarily related to development efforts in Smart Commerce.

We have not engaged in any customer sponsored research and development.

COMPETITION

The market for small business software applications is highly competitive and subject to rapid change. The direct competition we face depends on the software application within our platforms and the delivery model capabilities of our competitors.

We have two primary categories of competitors: large companies that offer a wide range of products for small to medium size businesses and other companies that offer only one or two software products that compete with our broad range of software products.

Our principal direct competition comes from several large vendors of SaaS applications for small businesses that sell many products similar to ours. Most of these competitors also sell other products and services not specifically targeted to small businesses, although some of their products have been modified for small business use or are marketed as small business products. These competitors include, but are not limited to, Microsoft, Oracle, NetSuite, Intuit, SAP, Sage and Yahoo!.

We also expect to face competition from new entrants that will market SaaS applications similar to ours to small businesses. As we introduce more software products, we expect to encounter more competitors. Companies that offer only one or two products that compete with our suite of SaaS applications include:

•	Accounting software applications: Netsuite, Intuit, SAP, Sage, Microsoft and others.

•	Human resource software applications: Employease, Oracle, Sage and others.

•	e-Commerce solutions: Register.com, GoDaddy.com, 1and1 Internet, Yahoo!, eBay's Storefront, Yahoo! Store, Microsoft, NetSuite, Homestead and others.

•	SFA/CRM applications: Microsoft, Oracle, Sage, Salesforce.com, Netsuite, and others.

Although we believe we offer highly competitive services and software, many of our competitors have greater resources, and a larger number of total customers for their products and services. In addition, a number of our competitors sell many products to our current and potential customers, as well as to systems integrators and other vendors and service providers. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we can. It is also possible that new competitors or alliances among competitors or other third parties may emerge and rapidly acquire market share. Increased competition may result in price reductions, reduced gross margins, and change in market share, any of which could harm our business.

On each competitive front, we seek to compete against these larger and better financed companies primarily by offering a suite of SaaS applications that are useful to small businesses. We believe we offer more SaaS applications and features specifically targeted to small businesses than most of our competitors. We believe one distinctive value our applications offer is the integration of the applications. By integrating data sharing across applications through our platform, small businesses can enter or change data once. However, our individual applications must also be competitive with the applications offered by industry leaders in those specific segments which will require additional development work by us. If we are unable to develop new and enhances applications that are competitive, our business may be harmed.

We also plan to leverage our private label syndication partners to sell our SaaS applications to their small business customers. We offer these partners and potential partners the ability for large corporations to private-label our products to offer their small business customers value added products and services. While we may lack the marketing budget or resources to compete with industry giants, we believe our corporate syndication partners will allow us to compete effectively if we are able to motivate our partners to devote resources to selling subscriptions. This strategy will require us to hire additional personnel to develop and manage these relationships and to sign additional partners to private label our SaaS applications.

We also believe that our focus on delivering our products and service via the SaaS business model enables us to compete with these companies. This model requires very little initial investment by small businesses and we believe it is cost competitive with the products of many competitors over the long-term. SaaS applications provide our customers with access to their important business data from any location via the Internet and can be updated automatically and without a charge to the customer. This functionality enables us to continually improve the ease of use and performance of our SaaS applications as we receive feedback from our customers. However, this functionality may also make the SaaS model more attractive to competitors that currently offer their products through traditional methods of software delivery. As a result, we expect the number of competitors offering software via the SaaS model to increase in the future.

WORKING CAPITAL PRACTICES

Due to the nature of the model we have adopted for the delivery of our products, our working capital needs are primarily cash and equivalents and accounts receivable, which are necessary to support and sustain our operations. We do not carry any significant inventory nor do we maintain substantial reserves for returns or credit terms.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. While we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products if we increase our international presence.

We have registered copyrights, trademarks and registered service marks on more than a dozen products and data services. These marks include, but are not limited to: Smart Online, OneBiz, Smart Attorney, Smart Business Plan, iMart, and OneDomain.

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

EMPLOYEES

As of March 15, 2007, we had 56 full-time employees. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage.

AVAILABLE INFORMATION

Our corporate information is accessible through our main web portal at www.smartonline.com. We are not including the information contained on our website as a part of, or incorporating it by reference into this annual report on Form 10-K. Although we endeavor to keep our Internet website current and accurate, there can be no guarantees that the information on the Internet website is up to date or correct. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These reports may be accessed by following the link under “Investors--SEC Filings” on our website.

ITEM1A. RISK FACTORS

An investment in Smart Online involves significant risks. You should read the risks described below very carefully before deciding whether to invest in Smart Online. The following is a description of what we consider our key challenges and risks.

We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty and these risks may change over time. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, you should pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this document and our other filings. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us, that we currently deem immaterial, or that are similar to those faced by other companies in our industry or business in general may also affect our business. If any of the risks described below actually occurs, our business, financial condition, or results of operations could be materially and adversely affected.

We have organized these factors into the following categories below:

•	Our Financial Condition

•	Our Products and Operations

•	Our Market, Customers and Partners

•	Our Officers, Directors, Employees and Stockholders

•	Regulatory Matters that Affect Our Business

•	Matters Related to the Market For Our Securities

Risks Associated with Our Financial Condition

(1) We have had recurring losses from operations since inception, and have deficiencies in working capital and equity capital. If we do not rectify these deficiencies through additional financing or growth, we may have to cease operations and liquidate our business. Because we have only nominal tangible assets, you may lose your entire investment.

Through December 31, 2006, we have lost an aggregate of approximately $57 million since inception on August 10, 1993. During the years ended December 31, 2006 and 2005, we incurred a net loss of approximately $5.0 million and $15.6 million, respectively. Losses do not include the pre-acquisition losses, or profit, of the two companies we acquired during the fourth quarter of 2005. At December 31, 2006, we had a $3.8 million working capital deficit. Our working capital, including our line of credit and recent financing transaction for $6 million, is not sufficient to fund our operations beyond July 2008, unless we substantially increase our revenue, limit expenses or raise substantial additional financing. Factors such as the suspension of trading of shares of our common stock by the SEC, and the resulting drop in share price, trading volume and liquidity; the commercial success of our existing services and products; the timing and success of any new services and products; the progress of our research and development efforts; our results of operations; the status of competitive services and products; and the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets may require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment.

(2) Any issuance of shares of our common stock in the future could have a dilutive effect on your investment.

We may issue shares of our common stock in the future for a variety of reasons. For example, under the terms of the stock purchase warrant and agreement we recently entered into with Atlas Capital, S.A., or Atlas, Atlas may elect to purchase up to 444,444 shares of our common stock at $2.70 per share upon termination of, or if we are in breach under the terms of our line of credit with Wachovia Bank, NA, or Wachovia. In connection with our recent private financing, we issued warrants to the investors to purchase an additional 1,176,471 shares of our common stock at $3.00 per share, and warrants to our placement agent in that transaction to purchase 35,000 shares of our common stock at $2.55 per share. In addition, we may raise funds in the future by issuing additional shares of common stock or other securities.

If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. For example, from March through August 2006, we sold an aggregate of 1,000,000 shares of common stock to investors for a price of $2.50 per share for total aggregate proceeds of $2.5 million. Similarly, in February 2007, we sold an aggregate of 2,352,941 shares of common stock to investors for a price of $2.55 per share, and issued the investors warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share, for total aggregate proceeds of $6 million. Because of the share price, we had to sell a significant number of shares to raise the necessary amount of capital. You may experience dilution in the value of your shares as a result.

(3) In the future, we may enter into certain debt financing transactions with third parties that could adversely affect our financial health.

We currently have a secured loan arrangement from Fifth Third Bank. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be repaid in twenty-four (24) monthly installments of $75,000 plus interest beginning in December 2006. The interest rate is prime plus 1.5% as periodically determined by Fifth Third. The loan is secured by all of the assets of Smart Commerce and all of Smart Commerce’s intellectual property. The loan is guaranteed by us and such guaranty is secured by all the common stock of Smart Commerce.

We also have a revolving line of credit from Wachovia. The line of credit advanced by Wachovia is $2.5 million, and as of March 14, 2007, we have drawn down approximately $2.1 million. Any advances made on the line of credit must be repaid no later than August 1, 2008, with monthly payments of accrued interest only commencing on December 1, 2006 on any outstanding balance. The interest shall accrue on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. The line of credit is secured by Smart Online's deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC Private Bank (Suisse) S.A. with Atlas Capital, S.A. as account party.

We are evaluating various equity and debt financing options and in the future may incur indebtedness that could adversely affect our financial health. For example, indebtedness could:

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

Risks Associated with Our Products and Operations

(4) Our business is dependent upon the development and market acceptance of our applications, including the acceptance of using some of our applications to conduct business. Our business models and operating plans have changed as a result of forces beyond our control. Consequently, we have not yet demonstrated that we have a successful business model or operating plan.

We continually revise our business models and operating plans as a result of changes in our market, the expectations of customers and the behavior of competitors. Today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaaS business model and the results of our sales efforts to reach agreements with syndication partners with small business customer bases, but these business models may become ineffective due to forces beyond our control that we do not currently anticipate. We recently entered into agreements with two new syndication partners, but we have not yet derived any revenue under these agreements. Consequently, we have not yet demonstrated that we have a successful business model or operating plan. Our evolving business model makes our business operations and prospects difficult to evaluate. There can be no assurance that our revised business model will allow us to capture significant future market potential. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in this stage of operations under our current business model, particularly companies, such as ours, that are in emerging and rapidly evolving markets.

Our future financial performance and revenue growth will depend, in part, upon the successful development, integration, introduction, and customer acceptance of our software applications. Thereafter, other new products either developed or acquired and enhanced versions of our existing applications will be critically important to our business. Our business could be harmed if we fail to deliver timely enhancements to our current and future solutions that our customers desire. We also must continually modify and enhance our services and products to keep pace with market demands regarding hardware and software platforms, database technology, information security, and electronic commerce technical standards. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of our new services or products in the marketplace.

Our business could be harmed if we fail to achieve the improved performance that customers want with respect to our current and future offerings. We cannot assure you that our products will achieve widespread market penetration or that we will derive significant revenues from the sale of our applications.

Certain of our services involve the storage and transmission of customers’ proprietary information (such as credit card, employee, purchasing, supplier, and other financial and accounting data). If customers determine that our services do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use, or if, for any other reason, customers fail to accept our products for use, our business will be harmed. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results, and financial condition.

(5) We may consider strategic divestiture, acquisition or investment opportunities in the future. We face risks associated with any such opportunity.

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

(6) We entered into a debt financing transaction in order to make certain installment payments under our agreement in the iMart acquisition. Failure to comply with the provisions of this loan agreement could have a material adverse effect on us.

When we purchased iMart in October 2005, we committed to make installment payments of approximately $3,462,000 and non-competition payments to two key employees of $780,000. Prior to the loan agreement described below, the cash flow we received from the business we purchased from iMart has been insufficient to cover any of the installment payments we have been required to make, and we have had to fund the difference.  We recently amended the lock box agreement, terminating the iMart shareholders’ security interest in the amounts in the lock box account, and agreed to pay the installment payments and noncompetition payments in three non-equal installments by February 2007, which have been paid in full.

In order to make these payments, we entered into a loan agreement with Fifth Third Bank in order to finance a portion of the payments to the iMart shareholders. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be repaid in twenty-four (24) monthly installments of $75,000 plus interest. The interest rate is prime plus 1.5% as periodically determined by Fifth Third Bank. Currently and at closing, the prime rate was 8.25%. The loan is secured by all of the assets of Smart Commerce, including a security account of $250,000 and all of Smart Commerce’s intellectual property. The loan is guaranteed by us and such guaranty is secured by all the common stock of Smart Commerce. If an event of default occurs and remains uncured, then the lender could foreclose on the assets securing the loan. If that were to occur, it would have a substantial adverse effect on our business. Making the payments on the loan used to finance part of these payments may drain our financial resources or cause other material harm to our business if the lender forecloses on the secured assets.

(7) We rely on third-party software that may be difficult to repair should errors or failures occur. Such an error or failure, or the process undertaken by us to correct such an error or failure, could disrupt our services and harm our business.

We rely on software licensed from third parties in order to offer our services. We use key systems software from commercial vendors. The software we use may not continue to be available on commercially reasonable terms, or at all, or upgrades may not be available when we need them. We currently do not have support contracts or upgrade subscriptions with some of our key vendors. We are not currently aware of any immediate issues, but any loss of the right to use any of this software could result in delays in providing our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in, or unavailability of, third-party software could result in errors or a failure of our services, which could harm our business.

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

Risks Associated with Our Markets, Customers and Partners

(8) The structure of our subscription model makes it difficult to predict the rate of customer subscription renewals or the impact non-renewals will have on our revenue or operating results.

Our small business customers do not sign long-term contracts. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period and in fact, customers have often elected not to do so. In addition, our customers may renew for a lower-priced edition of our services or for fewer users. Many of our customers utilize our services without charge. These factors make it difficult to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including when we begin charging for our services, their dissatisfaction with our services and their capability to continue their operations and spending levels. The number of current subscribers is less than the number of subscribers in mid-January 2006, but has been relatively constant since September 2006.  If our customers do not renew their subscriptions for our services, or we are not able to increase the number of subscribers, our revenue may decline and our business will suffer.

(9) We depend on corporate partners to market our products through their web sites under relatively short-term agreements in order to increase subscription fees and grow revenue. Failure of our partners’ marketing efforts or termination of these agreements could harm our business.

Subscription fees represented approximately 52%, 22% and 0% of total revenues for 2006, 2005 and 2004, respectively. With the launch of our new applications and the acquisition of iMart, subscription fees represent a significant percentage of our total revenues and our future financial performance and revenue growth depends, in large part, upon the growth in customer demand for our outsourced services delivery models. We depend on our syndication partners and referral relationships to offer our core products and services to a larger customer base than we can reach through direct sales or other marketing efforts. Although we recently entered into agreements with two new syndication partners and a marketing referral agreement, we have not yet derived any revenue under these agreements. Our success depends in part on the ultimate success of our syndication partners and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us. In addition, some of these third parties have entered, and may continue to enter into, strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services.

(10) Our future growth is substantially dependent on customer demand for our subscription services delivery models. Failure to increase this revenue could harm our business.

We have invested significantly in infrastructure, operations, and strategic relationships to support our SaaS delivery model, which represents a significant departure from the delivery strategies that other software vendors and we have traditionally employed. To maintain positive margins for our small business services, our revenues will need to continue to grow more rapidly than the cost of such revenues. There can be no assurance that we will be able to maintain positive gross margins in our subscription services delivery models in future periods. If our subscription services business does not grow sufficiently, we could fail to meet expectations for our results of operations, which could harm our business.

Any delays in implementation may prevent us from recognizing subscription revenue for periods of time, even when we have already incurred costs relating to the implementation of our subscription services. Additionally, subscribers can cancel their subscriptions to our services at any time and, as a result, we may recognize substantially less revenue than we expect. If large numbers of customers cancel or otherwise seek to terminate subscription agreements more quickly than we expect, our operating results could be substantially harmed. To become successful, we must cause subscribers who do not pay fees to begin paying fees and increase the length of time subscribers pay subscription fees.

(11) There are risks associated with international operations, which may become a bigger part of our business in the future.

We currently do not generate revenue from international operations. Although we have recently signed an agreement with a company to market our products and services in a foreign country, this agreement has not yet generated any revenue for us.  We are currently evaluating whether and how to expand into additional international markets. If we continue to develop our international operations, these operations will be subject to risks associated with operating abroad. These international operations are subject to a number of difficulties and special costs, including:

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

Our international operations may also face foreign currency-related risks. To date, all of our revenues have been denominated in United States Dollars, but an increasing portion of our revenues may be denominated in foreign currencies. We do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses may be subject to the risks of foreign currency fluctuations.

We must also customize our services and products for international markets. This process is much more complex than merely translating languages. For example, our ability to expand into international markets will depend on our ability to develop and support services and products that incorporate the tax laws, accounting practices, and currencies of particular countries. Since a large part of our value proposition to customers is tied to developing products with the peculiar needs of small businesses in mind, any variation in business practice from one country to another may substantially decrease the value of our products in that country unless we identify the important differences and customize our product to address the differences.

Our international operations may also increase our exposure to international laws and regulations. If we cannot comply with domestic or foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our services and products or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business in international markets.

Risks Associated with Our Officers, Directors, Employees and Stockholders

(12) Our executive management team is critical to the execution of our business plan and the loss of their services could severely impact negatively on our business.

Our success depends significantly on the continued services of our executive management personnel. Losing any of our officers could seriously harm our business. Competition for executives is intense. If we had to replace any of our officers, we would not be able to replace the significant amount of knowledge that they have about our operations. All of our executive team work at the same location, which could make us vulnerable to loss of our entire management team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

(13) Officers, directors and principal stockholders control us. This might lead them to make decisions that do not benefit the interests of minority stockholders.

Our officers, directors and principal stockholders beneficially own or control approximately 51% of our outstanding common stock. As a result, these persons, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of our common stock.

Regulatory Risks

(14) Compliance with new regulations governing public company corporate governance and reporting is uncertain and expensive.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the changes in our internal controls and procedures, as well as new rules implemented by the SEC and the NASD. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. Our ability to fully comply with these new laws and regulations is also uncertain. Our failure to prepare timely for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition. We also expect that these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We have also incurred substantial additional professional fees and expenses associated with the SEC’s suspension of trading of our securities in January 2006, and with the internal investigation authorized by our Board of Directors in March 2006. Although our insurance carrier has paid a portion of these fees, not all such fees and expenses will be covered by our insurance.

By the end of fiscal 2007, we are required to comply with Sarbanes-Oxley requirements involving management’s assessment of our internal control over financial reporting and our independent accountants’ audit of that assessment is required for fiscal 2008. In March 2006, we retained a new Chief Financial Officer. His review of our internal control over financial reporting to date and the final findings of our Audit Committee investigation have identified several deficiencies in our internal control over financial reporting. While we have made some progress on this remediation effort, we continue to work on addressing all the issues raised in these findings. Although we believe our on-going review and testing of our internal control over financial reporting will enable us to be compliant with these requirements, we have identified some deficiencies and may identify others that we may not be able to remediate and test by the end of fiscal 2007. If we cannot assess our internal controls over financial reporting as effective, it may affect our management’s assessment of our internal control environment as it will be disclosed in our Annual Report on Form 10-K for fiscal year 2007 and our stock price could decline.

(15) The SEC suspension of trading of our securities has damaged our business, and it could damage our business in the future.

The suspension of trading by the SEC has harmed our business in many ways, and may cause further harm in the future. Prior to our re-entry onto the Over the Counter Bulletin Board, or the OTC-BB, for quotation, our ability to raise financing on favorable terms to us and our existing stockholders suffered due to the lack of liquidity of our stock, the questions raised by the SEC’s action, and the resulting drop in the price of our common stock. As a result, we did not raise sufficient financing to make the sales and marketing investments we felt were needed in 2006 to substantially increase revenue. Legal and other fees related to the SEC’s action also reduced our cash flow which jeopardized our ability to make the installment payments required by the agreements to acquire iMart. We recently completed a private placement financing for $6 million, however we make no assurance that we will not continue to experience additional harm as a result of the SEC matter. The time spent by our management team and directors dealing with issues related to the SEC action also detracted from the time they spent on our operations, including strategy development and implementation. Finally, an important part of our business plan is to enter into private label syndication agreements with large companies. The SEC’s action and related matters have caused us to be a less attractive partner for large companies and to lose important opportunities. The SEC’s action and related matters may cause other problems in our operations.

Risks Associated with the Market for Our Securities

(16) If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. Because our stock is currently quoted on the OTC-BB rather than traded on a national exchange, analysts may not be interested in conducting research or publishing reports on us. If we do not succeed in attracting analysts to report about our company, most investors will not know about us even if we are successful in implementing our business plan. We do not control these analysts. There are many large, well established publicly traded companies active in our industry and market, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. Lower trading volume may also mean that you could not resell your shares.

(17) Our revenues and operating results may fluctuate in future periods and we may fail to meet expectations of investors and public market analysts, which could cause the price of our common stock to decline.

Our revenues and operating results may fluctuate significantly from quarter to quarter. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	the evolving demand for our services and software;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of execution of contracts;

•	changes in the mix of our services and software offerings;

•	the mix of sales channels through which our services and software are sold;

•	costs of developing product enhancements;

•	global economic and political conditions;

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	the renewal rates for our service;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	technical difficulties or interruptions in our service;

•	regulatory compliance costs;

•	integration of acquisitions; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

In addition, due to a slowdown in the general economy and general uncertainty of the current geopolitical environment, an existing or potential customer may reassess or reduce its planned technology and Internet-related investments and defer purchasing decisions. Further delays or reductions in business spending for technology could have a material adverse effect on our revenues and operating results.

(18) Our stock price is likely to be highly volatile and may decline.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock include:

•	variations in our actual and anticipated operating results;

•	the volatility inherent in stock prices within the emerging sector in which we conduct business;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants.

In addition, the stock market from time to time has experienced extreme price and volume fluctuations that have affected the trading prices of many emerging growth companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad trading fluctuations could adversely affect the trading price of our common stock.

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. If such a suit is brought against us, we may determine, like many defendants in such lawsuits, that it is in our best interests to settle such a lawsuit, even if we believe that the plaintiffs’ claims have no merit, to avoid the cost and distraction of continued litigation. Any liability we incur in connection with any potential lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this type of lawsuit could harm our results.

(19) Shares eligible for public sale could adversely affect our stock price. Certain holders of shares of our common stock signed agreements that prohibit resales of our common stock. If substantial numbers of shares are resold as lock-up periods expire, the market price of our common stock is likely to decrease substantially.

At March 15, 2007, 17,766,971 shares of our common stock were issued and outstanding and 3,996,015 shares may be issued pursuant to the exercise of warrants and options. During May 2005, we registered on Form S-8 5,000,000 shares of our common stock for issuance to our officers, directors and consultants under our 2004 Equity Compensation Plan, of which at March 15, 2007, 51,500 shares were outstanding and 2,340,100 shares are subject to outstanding stock options of the 5,000,000 shares reserved for issuance under such plan. The remaining outstanding shares of our common stock are restricted and may be sold in the public market only if they qualify for an exemption from registration under Rules 144 or 701 promulgated under the Securities Act.

We entered into agreements that limit the number of shares that may be sold during specific time periods, or Dribble Out Agreements, with all of the investors who purchased shares of our stock from us in private placements during 2005 and 2006, a total of approximately 2,497,000 shares. Under these Dribble Out Agreements, sales of shares are limited to 25% during a rolling 30-day period. Such limitations terminate six months after the effective date of the registration statement registering these shares.

Our stock is very thinly traded. The average daily trading volume for our common stock between October 2006 and January 2007 was approximately 18,000 shares per day. The number of shares that could be sold during this period was restrained by Dribble Out Agreements and other contractual limitations imposed on some of our shares, while there was no similar contractual restraint on the number of buyers of our common stock. This means that market supply may increase more than market demand for our shares when lock-up and dribble-out periods expire. Many companies experience a decrease in the market price of their shares when such events occur.

We cannot predict if future sales of our common stock, or the availability of our common stock held for sale, will materially and adversely affect the market price for our common stock or our ability to raise capital by offering equity securities. Our stock price may decline if the resale of shares under Rule 144, in addition to the resale of registered shares, at any time in the future exceeds the market demand for our stock.

Market conditions and market makers may cause your investment in our common stock to significantly diminish and become very illiquid.

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

(20) Our securities may be subject to “penny stock” rules, which could adversely affect our stock price and make it more difficult for you to resell our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $4.00 per share(other than securities registered on certain national securities exchanges or quotation systems, provided that reports with respect to transactions in such securities are provided by the exchange or quotation system pursuant to an effective transaction reporting plan approved by the SEC).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prescribed by the SEC, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements;

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size, and format) as the SEC requires.

The broker-dealer also must provide the customer, prior to effecting any transaction in a penny stock, with:

•	bid and ask quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement related to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements could have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 2. PROPERTIES

Our principal administrative and research and development facility is located in Durham, North Carolina near Research Triangle Park and consists of approximately 5,800 square feet of office space held under a lease that expires on October 31, 2007. We also lease approximately 1,500 square feet of office space in Clive, Iowa under a lease that expires on October 31, 2008, and approximately 6,800 square feet of office space in Grand Rapids, Michigan. The Michigan facility is currently leased on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

Smart Online, Inc. v. Genuity, Inc. - We instituted this action against Genuity, Inc., or Genuity, on May 22, 2001, in the Superior Court of Wake County, North Carolina, Civil Action No. 01-CVS-06277. We brought claims against Genuity for breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of warranty of fitness for a particular purpose, conversion, unfair and deceptive trade practices, negligent misrepresentation and fraud arising from Genuity’s failure to perform properly under contracts with us, from Genuity’s failure to return certain property belonging to us, and from certain representations made by Genuity with regard to the services we needed under the contracts. In our complaint, we sought treble and punitive damages, costs, a return of the property and other appropriate relief. On or about July 23, 2001, Genuity filed its answer to the complaint along with counterclaims against us. In its counterclaims, Genuity brought claims for breach of contract alleging that we failed to pay for the services rendered by Genuity, and sought damages, costs and other appropriate relief. On October 22, 2002, the court denied Genuity’s request to dismiss our breach of contract claim, allowed us to amend our complaint to restate our claim for breach of contract, and dismissed our claims for breach of implied warranties. The parties were completing discovery and preparing for trial when the case was automatically stayed as a result of Genuity’s filing for bankruptcy. This case is still subject to the automatic stay.

Suit Against Michael Nouri Regarding Smart Online, S.A. On or about March 7, 2002, we petitioned (as is required under French law) a court in France to allow us to liquidate our French subsidiary, Smart Online S.A. As a result, we paid $113,056.83 to Smart Online S.A. in settlement of all claims against us. Michael Nouri, our President and CEO and the former President and CEO of Smart Online S.A., was subsequently sued personally as the legal representative of Smart Online S.A. The Liquidateur for Smart Online, S.A. has agreed to a proposal for settlement offered by Mr. Nouri in the amount of €15,000 (approximately US $18,500 based on an exchange rate of approximately US $1.23 per €1.00 on March 7, 2006). On October 19, 2006, the court officially recorded the withdrawal of the claims asserted by the Liquidateur. Our Board of Directors has authorized us to indemnify Mr. Nouri for the amount of any settlement and all legal costs and fees and other expenses associated with the defense of Mr. Nouri in relation to this matter, because Mr. Nouri was acting on our behalf in the liquidation of our French subsidiary.

Order of Securities and Exchange Commission Suspending the Trading of Smart Online Securities. On January 17, 2006, the SEC temporarily suspended the trading of our securities. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for our stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result of the SEC’s suspension, NASDAQ withdrew its acceptance of our application to have our common stock traded on the NASDAQ Capital Market, and our securities did not automatically return to quotation on the OTC-BB. After the filing of the required paperwork by a market maker, our common stock returned to quotation on the OTC-BB on September 11, 2006. Simultaneously with the suspension, the SEC advised us that it was conducting a non-public investigation. While we continue to cooperate with the SEC, we are unable to predict at this time whether the SEC will take any adverse action against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 11, 2006. The following matters were submitted to a vote of the stockholders with the results shown below:

(a) Election of six directors, each elected to serve until the later of the next Annual Meeting of Stockholders or until such time as his successor has been duly elected and qualified.

Name	Votes For	Votes Withheld
Dennis Michael Nouri	10,143,539	300
Thomas P. Furr	10,143,539	300
Jeffrey W. LeRose	10,143,739	100
Shlomo Elia	10,143,539	300
Philippe Pouponnot	10,143,539	300
C. James Meese, Jr.	10,143,639	200

(b) Ratification of the appointment of Sherb & Co., LLP as independent auditors for the fiscal year ended December 31, 2006.

Votes For	Votes Against	Abstained
10,143,739	100	0

The matters listed above are described in detail in our definitive proxy statement dated November 29, 2006 for the Annual Meeting of Stockholders held on December 11, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was approved for quotation on the OTC-BB under the symbol “SOLN” on March 15, 2005, but trading did not begin until mid-April 2005. The following table sets forth the high and low bid prices for our common stock for the quarterly periods since trading began until December 31, 2006. The prices set forth below reflect inter-dealer quotations, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

For the Quarter Ending		High		Low
June 30, 2005		$8.05		$1.05
September 30, 2005		$11.50		$8.05
December 31, 2005		$11.25		$6.30
March 31, 2006		$10.00		$8.05
June 30, 2006	$	n/a	$	n/a
September 30, 2006		$2.80		$1.75
December 31, 2006		$2.75		$0.90

Due to the suspension in trading of our securities, from January 17, 2006 until September 11, 2006, our common stock was not listed on any exchange or included in any interdealer quotation system. Our common stock resumed trading on the OTC-BB on September 11, 2006. For the quarter ended March 31, 2006, the high and low bid prices in the table above reflect bids made on the OTC-BB during the period from January 1, 2006 through and including January 13, 2006. For the quarter ended June 30, 2006, there are no high and low bid prices for our common stock on the OTC-BB. The high and low bid prices for this period were $4.25 and $1.05, respectively. For the quarter ended September 30, 2006, the high and low bid prices in the table above reflect bids made on the OTC-BB during the period from September 11, 2006 through and including September 30, 2006.

We have not repurchased any shares of our stock since December 31, 2004.

At March 15, 2007, there were approximately 280 record holders of our common stock.  Record holders do not include owners whose shares are held in street name by a broker or other nominee.

We have never declared or paid any cash dividends on our common stock and do not intend to declare or pay dividends for the foreseeable future.

During 2006, we sold equity securities that were not registered under the Securities Act, as described in our quarterly reports on Form 10-Q and current reports on Form 8-K filed in connection with such transactions.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data that has been derived from our audited financial statements for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. The following selected financial data should be read in conjunction with our financial statements and related notes thereto, and with “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Income Statement Data

INCOME STATEMENT DATA	Fiscal Year Ended December 31,
	2006	2005	2004	2003	2002

Revenues	$3,644,890	$2,155,425	$1,002,970	$1,261,223	$1,391,645
Loss from Continuing Operations	$(2,498,144)	$(15,554,874)	$(2,671,929)	$(1,558,773)	$(805,406)
Loss per Share from Continuing Operations	$(0.17)	$(1.20)	$(0.26)	$(0.61)	$(0.25)
Net Loss Attributable to Common Stockholders	$(5,023,707)	$(15,590,609)	$(8,319,049)	$(4,375,836)	$(1,766,606)
Net Loss per Share - Basic and Diluted	$(0.33)	$(1.20)	$(0.82)	$(0.61)	$(0.25)
Number of Shares Used in Per Share Calculation	15,011,830	12,960,006	10,197,334	7,145,047	7,181,759

BALANCE SHEET DATA	As of December 31,
	2006	2005	2004	2003	2002

Total Assets	$7,433,009	$14,558,079	$773,701	$306,072	$252,579
Long-term Obligations	$836,252	$2,963,289	$1,091,814	$1,193,211	$958,925
Redeemable Preferred Stock	$-	$-	$-	$17,509,214	$14,692,150
Stockholders’ Equity (Deficit)	$1,825,998	$6,672,631	$(1,911,090)	$(22,014,156)	$(19,268,323)

During October 2005, we acquired substantially all of the assets of Computility, a privately held developer and distributor of SFA/CRM software applications, based in Des Moines, Iowa. We operated this SFA/CRM business under the name Smart CRM. In September 2006, we sold substantially all of the assets of Smart CRM to Alliance Technologies, Inc. We retained rights to the SFA/CRM application that we developed and added to our OneBizSM platform.

Also during October 2005, we acquired all the stock of iMart Incorporated, a privately held developer and distributor of multi-channel e-commerce systems based in the Great Lakes region of the United States. We operate this e-commerce business under the name Smart Commerce, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop and market Internet-delivered SaaS applications and data resources for small businesses. We reach small businesses through syndication arrangements with large corporations that private-label our software applications through their corporate websites and through our own website, www.smartonline.com. We believe our syndication relationships provide a cost and time efficient way to market to the extremely diverse and large, yet fragmented small business sector.

Consistent with SFAS No. 131, we have defined two reportable segments based on factors such as geography, products, customers, how operations are managed, and how the chief operating decision-maker views results. Those segments are our core operations, or the Smart Online segment, and the operations of our wholly-owned subsidiary, or the Smart Commerce segment. Substantially all of our revenues are generated by the Smart Commerce segment as the resources of our Smart Online segment were focused primarily on research and development efforts from 2000 to late 2006, and in 2006, on the SEC suspension and resulting investigations.

The Smart Commerce segment's revenues are derived primarily from the development and distribution of multi-channel e-commerce systems including domain name registration and e-mail solutions, e-commerce solutions, website design and website hosting. In 2006, our Smart Commerce segment generated 86% of our total consolidated revenue and 96% and 100% of our subscription and professional services revenue, respectively.

The Smart Online segment generates revenues from the development and distribution of internet-delivered SaaS small business applications through a variety of subscription, integration and syndication channels. In 2006, our Smart Online segment generated 14% of our total consolidated revenue and 100% of our integration and syndication revenue, and 4% of our subscription revenue.

The Company includes costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in the Smart Online segment, which includes the parent or corporate segment.

Except as noted below, all financial information for periods prior to our acquisition of Computility and iMart contained in this annual report on Form 10-K refers to the financial performance of Smart Online only, and does not include the financial performance of either Computility or iMart before the acquisitions occurred in October of 2005. All financial information for periods after these acquisitions contained in this annual report on Form 10-K includes the financial performance of the businesses we acquired, unless otherwise noted. Due to the sale of substantially all of the assets of Smart CRM on September 29, 2006 , Smart CRM is classified throughout this annual report on Form 10-K as discontinued operations and the assets and liabilities related to Smart CRM are classified as available for sale.

During 2006, we made significant improvements to our applications and platforms, including enhancements to the OneBizSM dashboard, the iDA marketing features and adding additional software applications to OneBizSM such as our SFA/CRM and Accounting applications. We recently redesigned our website to provide greater ease-of-use. We began offering our primary products as part of the second version of our new applications in November 2005.  As of December 31, 2006, certain bundles of our applications are offered on our website and the websites of three private label partners. In May of 2006, we integrated a simplified version of the SFA/CRM software applications that we acquired in October of 2005 into our OneBizSM application suite, and we will integrate applications from one platform into the other as requested by our customers. We have not yet received any request to do so.

We derive subscription revenue primarily from our stand alone e-commerce application, which is offered through our subsidiary, Smart Commerce. We generate a small amount of revenue from subscriptions through our Smart Online segment. In the first half of 2006, the number of subscribers to our software products had declined. We are not certain what caused this decline. Some customers had indicated they had difficulty accessing our software applications on our website. Consequently, we redesigned our website and product bundling to address this problem. As of March 2007, the decline in the number of subscribers has ceased, but the level of subscribers is still significantly lower than the number from January 2006. It is critical that we grow our subscriber base, which we expect will be done primarily through our private-label partners. Failure to do so will negatively affect our business.

On January 17, 2006, the SEC temporarily suspended the trading of our securities. By its terms, that suspension ended on January 30, 2006. Simultaneously with the suspension, the SEC advised us that it would be conducting a non-public investigation. In March 2006, our Board of Directors authorized its Audit Committee to conduct an internal investigation of matters relating to the SEC suspension and investigation. The Audit Committee did not conclude that any of our officers or directors have engaged in fraudulent or criminal activity. However, it did conclude that we lacked an adequate control environment, and has taken action to address certain conduct of management that was revealed as a result of the investigation. As a result of the SEC matter and the Audit Committee investigation, our management was distracted from our daily operations and obtaining adequate sources of financing to sustain our operations, and the uncertainty surrounding the situation caused us to be a less attractive partner for businesses with whom we were looking to affiliate. As of March 26, 2007, the SEC has not provided us with any communication indicating that its investigation has concluded or that we or any of our officers or directors have engaged in any criminal or fraudulent conduct with respect to Smart Online. As described in ITEM 9A - Controls and Procedures of this annual report on Form 10-K, we continue to improve our controls and procedures in line with the recommendations of the Audit Committee.

During October 2005, we acquired substantially all of the assets of Computility. We operated this SFA/CRM business under the name Smart CRM. During 2006, we integrated a simplified version of the SFA/CRM product we acquired from Computility into our OneBizSM platform. Following this successful integration, in September 2006 we sold to a strategic buyer the remaining assets of Computility, which primarily related to computer networking and software businesses. These businesses were not strategic to our long-term business model. Also during October 2005, we acquired all the stock of iMart. We operate this e-commerce business under the name Smart Commerce.

The initial effect of these acquisitions on our working capital has been negative with approximately $200,000 negative cash flow through December 31, 2005 and approximately $1,100,000 cumulative, net negative cash flow through December 31, 2006. Approximately $800,000 of the negative cash flow has been principal payments of purchase price towards the iMart acquisition. As of February 2007, the previous owners of iMart have been paid all installment payments required under the purchase agreement, including non-compete payments. We were able to make these payments by conducting a refinancing of the payments with a loan of approximately $1.8 million from Fifth Third Bank, as well as through a drawdown of approximately $1.0 million from our revolving line of credit with Wachovia, described below. The loan from Fifth Third Bank is to be paid back in 24 monthly installments. The loan is secured by all of the assets of Smart Commerce and all of Smart Commerce’s intellectual property and is guaranteed by us and such guaranty is secured by all the common stock of Smart Commerce.

In November 2006, we established a$1.3 million revolving line of credit with Wachovia, which we subsequently increased to $2.5 million. Any advances made on the line of credit are to be paid off no later than August 1, 2008, with monthly payments of accrued interest on any outstanding balance commencing on December 1, 2006. The line of credit is secured by the Company’s deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC Private Bank (Suisse) S.A. with Atlas, a current stockholder, as account party. As of March 14, 2007, we have drawn down $2.1 million of the $2.5 million Wachovia line of credit.

In connection with the increase in the letter of credit to obtain the increase of the Wachovia line of credit, we entered into a warrant purchase agreement with Atlas. Under the terms of this agreement, we issued a warrant to Atlas to purchase up to 444,444 shares of common stock at a price of $2.70 per share at the termination of the line of credit or if we are in default under the terms of the line of credit.

In January 2007, several of our executive officers entered into new compensation arrangements with us. Under the terms of these new agreements, these executive officers agreed to a reduction in their base salaries to $100,000 per year. In exchange for this reduction, these executive officers will be paid an equal amount from a bonus pool of 10% of our "Free Cash Flow," defined as our total revenue, less operating expenses (with non-cash items added back), less principal debt payments.

In February 2007, we completed a private placement with two new investors. We sold an aggregate of 2,352,941 shares of common stock for $2.55 per share, issued warrants to purchase 1,176,471 shares of common stock with an exercise price of $3.00 per share, and received $6 million in gross proceeds from the sale. In connection with this transaction, we paid our placement agent 7% of the gross proceeds and issued the agent warrants to purchase 35,000 shares of our common stock at an exercise price of $2.55.

Fiscal Year

Our fiscal year ends on December 31. References to fiscal 2006, for example, refer to the calendar year ended December 31, 2006.

Sources of Revenue

We derive revenues from the following sources:

•	Subscription fees - monthly fees charged to customers for access to our SaaS applications.
•	Integration fees - fees charged to partners to integrate their products into our syndication platform.
•	Syndication fees - fees consisting of:

	•	fees charged to syndication partners to create a customized private-label site.
	•	barter revenue derived from syndication agreements with media companies.
•	Professional service fees - fees related to consulting services which complement our other products and applications.
•	Other revenues - revenues generated from non-core activities such as sales of shrink-wrapped products, OEM contracts and miscellaneous other revenues.

Our current primary focus is to target those established companies that have both a substantial base of small business customers as well as a recognizable and trusted brand name. Our goal is to enter into partnerships with these established companies whereby they private label our products and offer them to their base of small business customers. We believe the combination of the magnitude of their customer bases and their trusted brand names and recognition will help drive our subscription volume.

Subscription revenues consist of sales of subscriptions directly to end-users, or to others for distribution to end-users, hosting and maintenance fees, and e-commerce website design fees. Subscription sales are made either on a subscription or on a “for fee” basis. Subscriptions, which include access to most of our offerings are payable in advance on a monthly basis and are typically paid via credit card of the individual end-user or their aggregating entity. During past years, most of our OneBizSM users have been given free use of our products for extended time periods. During the fourth quarter of 2005, we changed that policy to a limited 30-day free use period, after which we terminate access for users who fail to become paid subscribers. We have delayed the termination of access for those subscribers as we were not yet able to offer the complete suite of applications which we deemed as necessary in order to convince free customers to convert to paying customers. However, we do not expect to convert a significant number of these free users into paying subscribers as we have shifted our focus to forging strategic partnerships with other companies that have small business customer bases. We expect lower net fees from subscribers at the private label syndication websites of our partners than from our main portal since our agreements call for us to share revenue generated on each respective site. In 2006, 96% of our subscription revenue was generated by our Smart Commerce segment, and the remaining 4% by our Smart Online segment.

When appropriate, we charge our partners a fee for private-labeling our website in their own customized interface (i.e., in the “look and feel” of our partners’ sites). This fee is based on the extent of the modifications required as well as the revenue sharing ratio that has been negotiated between us and our partner. If a fee is charged for the production of the website and the modifications, it is recorded as Syndication Revenue.

In certain instances, we have integrated products offered by other companies into our products or websites. This is a means for the partner to generate additional traffic to their own website or revenue for their own product. Such revenue is recorded as integration revenue. Our integration contracts also provide for us to receive a percentage of revenue generated by our partner. Such revenues to date have been immaterial.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of integration fees is received upfront. Our contracts and support contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our paying syndication or integration customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded as accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. As we have shifted our focus toward driving subscription revenue, which we deem to have the greatest potential for future revenue growth, we have seen a decrease in syndication and integration revenue through 2006 and we expect to this decrease to continue through 2007. In 2006, 100% of our syndication and integration revenue was generated by our Smart Online segment.

Professional service fees are fees generated from consulting services often directly associated with other projects which will generate subscription revenue. For example, a partner may request that we re-design its website to better accommodate our products or to improve its own website traffic. Such fees are typically billed on a time and material basis and are recognized as revenue when these services are performed and the customer is invoiced. In 2006, 100% of our professional services revenue was generated by our Smart Commerce segment

Other revenues consist primarily of non-core revenue sources such as traditional shrink-wrap software sales and miscellaneous web services. It also includes OEM revenue generated through sales of our applications bundled with products offered by manufacturers such as Dell, Gateway and CompUSA. Revenues from OEM arrangements are reported and paid to us on a quarterly basis and are subject to certain contractual minimum volumes.

Revenue From Related Parties

In the past, we entered into a number of business transactions with related parties (as described below). Although we have little intention of entering into new related party transactions, we might do so if the transaction was for the benefit of our stockholders.

Approximately 0%, 0%, and 32.9% of total revenues for the years ended December 31, 2006, 2005, and 2004, respectively, were from a single customer, Smart IL Ltd., or SIL, formerly known as Smart Revenue Europe Ltd., an Israel based software company that specialized in secured instant messaging products. During March 2004, SIL ceased further development of its technology and laid-off all employees after SIL delivered to us a version of its instant messenger product. SIL is currently seeking to license or sell its technology. If our private label partners require that this instant messenger to be bundled with our platform, then certain revenue must be shared with SIL. SIL is owned by Doron Roethler, one of our stockholders.

We paid $221,517 to the Small Business Lending Institute, Inc. , or SBLI, during the first three months of 2004, because SBLI paid our employees during the first quarter of 2004 while we were dealing with a tax matter with the Internal Revenue Service. The temporary transfer of our employees to SBLI allowed us to obtain a clean cut off to determine the extent of our tax liability. Tamir Sagie, an officer of Smart Online at the time, was an officer of SBLI. Michael Nouri, our Chief Executive Officer, is a shareholder in SBLI.

The following is a summary of related party revenues for years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
SIL Integration fees	$-	$-	$330,050
SBLI Consulting Services	-	-	-
Total Related Party Revenues	$-	$-	$330,050

Cost of Revenues

Cost of revenues consists primarily of salaries and related employee expenses associated with employees who provide maintenance and support services. Additionally, during 2005, a portion of cost of revenues included third-party fees.

During 2005, we acquired rights to an accounting software engine from a software development company and co-developed our accounting software with that developer. We have exclusive rights to the accounting application and non-exclusive rights to the software engine included in the application. During the third quarter of 2005, we capitalized $105,000 of costs associated with this acquired software. During the fourth quarter of 2005, management changed its estimate as to the realizability of the value of this asset and determined that the full value of the asset capitalized to date should be written off and all future costs incurred related to this same software should be expensed in the period incurred until the criteria of SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed, or SFAS No. 86, for capitalizing software costs are met. No amounts were capitalized in 2006.

Operating Expenses

During 2006, 2005, and 2004 our efforts were primarily focused on product development and integration. We employed approximately 18 full-time development employees during 2004. During 2005, we completed two acquisitions and hired additional development and sales staff bringing the total to 72 full-time employees at December 31, 2005. As of March 15, 2007, we had 56 employees. Most employees perform multiple functions.

Research and Development. Historically, we have not capitalized any costs associated with the development of our products and platform. SFAS No. 86 requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Because any such costs that would be capitalized following the establishment of technological feasibility would immediately be written off due to uncertain realizability, all such costs have been recorded as research and development costs and expensed as incurred. Because of our proprietary, scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase substantially in absolute dollars but decrease as a percentage of total revenue as we upgrade and extend our service offerings, develop new technologies and transition from development stage to revenue generation.

Marketing and Sales. During 2006, 2005, and 2004, we spent limited funds on marketing, advertising, and public relations. Our business model of partnering with established companies with extensive small business customer bases allows us to leverage the marketing dollars spent by our partners rather than requiring us to incur such costs. We do not conduct any significant direct marketing or advertising programs. Our sales and marketing costs are expected to increase significantly in 2007 due to the addition of several sales persons, including a Vice President of Sales and Marketing. As we begin to grow the number of subscribers to our products, sales and marketing expense will increase due to the various percentages of revenue we may be required to pay to partners.

General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, legal, human resources, and information technology personnel, professional fees, and other corporate expenses, including facilities costs. General and administrative expenses have increased and will continue to increase as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company. Non-recurring general and administrative expenses increased in 2006 as a result of the SEC’s suspension of trading of our securities, the continuing SEC action, and the internal investigation of matters relating to that suspension. Our expenses related to these matters have continued to decrease to an immaterial amount in the fourth quarter of 2006. We expect to incur additional material costs in 2007 as we take the necessary steps to comply with Section 404 of the Sarbanes-Oxley Act.

Stock-Based Expenses. Our operating expenses include stock-based expenses related to options and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which has resulted and will continue to result in material costs on a prospective basis. See Note 11, “Stockholders’ Deficit,” of the Consolidated Financial Statements in this report. In addition, in connection with the issuance of 1,273,000 shares of our common stock issued pursuant to investor relations services contracts, including 1,250,000 of which were issued in the fourth quarter of 2005, we have incurred non-cash expenses equal to the market value of the shares of approximately $9.9 million.  In 2006, the 1,250,000 shares issued in the fourth quarter of 2005 were redeemed by Smart Online, resulting in other income of $3,125,000. This was done in connection with the settlement agreements between the parties issued these shares and us. Under these agreements, these parties retained the cash fee paid to them, totaling $500,000, for their services.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically re-evaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. We presently believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition- We recognize revenue in accordance with accounting standards for software and service companies including the SEC’s Staff Accounting Bulletin 104, Revenue Recognition, or SAB 104,, Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal or Net as an Agent, or EITF 99-19,and related interpretations including American Institute of Certified Public Accountants, or AICPA, Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies, which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board, or FASB, and various professional organizations.

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of our fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable. EITF 00-21 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in control of the vendor. Our syndication and integration agreements typically include multiple deliverables including the grant of a non-exclusive license to distribute, use and access to our platform, fees for the integration of content into our platform, maintenance and hosting fees, documentation and training, and technical support and customer support fees. We cannot establish fair value of the individual revenue deliverables based on objective and reliable evidence because we do not have a long, consistent history of standard syndication and integration contractual arrangements, there have only been a few contracts that have continued past the initial contractual term, we do not have any contracts in which these elements have been sold as stand-alone items, and there is no third-party evidence of fair value for products or services that are interchangeable and comparable to our products and services. As such, we cannot allocate revenue to the individual deliverables and must record all revenues received as a single unit of accounting as further described below. Additionally, we have evaluated the timing and substantive nature of the performance obligations associated with the multiple deliverables noted above, including the determination that the remaining obligations are essential to the ongoing usability and functionality of the delivered products, and determined that revenue should be recognized over the life of the contracts, commencing on the date the site goes on-line.

Syndication fees consist primarily of fees charged to syndication partners to create and maintain a customized private-label site and ongoing support, maintenance and customer service. Syndication agreements typically include an advance fee and monthly hosting fees. Integration fees consist primarily of fees charged to integration partners to integrate their products into our syndication platform. Amounts that have been invoiced are recorded as accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes on-line. Syndication, integration and support contracts typically provide for early termination only upon a material breach by either party that is not cured in a timely manner. If a contract terminates earlier than its term, the remaining deferred revenue is recognized upon termination. It is possible that the estimates of expected duration of customer contract lives may change and the period over which such syndication revenues are amortized could be adjusted. Any such change in specified contract lives could affect future results of operations.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of the fee from integration agreements is received upfront. Customers are generally invoiced in annual or monthly installments and typical payment terms provide that customers pay within 30 days of invoice. In general, billings are collected in advance of the service period.

Other revenues, which include traditional shrink-wrap sales and OEM arrangements, are recorded based on the greater of actual sales or contractual minimum guaranteed royalty payments. For OEM contracts, we record the minimum guaranteed royalties monthly and receive payment of the royalties on a quarterly basis, thirty (30) days in arrears. To the extent actual royalties exceed the minimum guaranteed royalties, the excess is recorded in the quarter we receive notification of such additional royalties.

Subscription revenues consist of subscription sales directly to end-users, or to others for distribution to end-users, hosting and maintenance fees, e-commerce website design fees and online loan origination fees. Subscription sales are made either on a monthly subscription or a one-time for fee basis. Subscriptions, which include access to most of our offerings, are payable in advance on a monthly basis. Currently, most of our syndication agreements call for us to receive a percentage of revenue generated. Depending on the criteria of each individual contract and in accordance with EITF 99-19, a determination is made as to whether we should recognize the gross revenue with a corresponding expense for the portion paid to or retained by the partner or recognize only our net portion as revenue. At this time, we are still selling certain products and services on a “for fee” basis. We also recently began to offer to our potential syndication partners volume discounts for pre-paid subscriptions, which they can either resell or contribute to their small business customers, but no volume sales have occurred. E-Commerce website design fees, which are charged for building and maintaining corporate websites or to add the capability for e-commerce transactions, are recognized over the life of the project. Domain name registration fees are recognized over the term of the registration period. Online loan origination fees are charged to provide users online financing options. We receive payments for loans or credit provided.

Professional service fees are recognized over the term of the consulting engagement as services are performed, which is typically one to three months. Advance payments for consulting services, if billed and paid prior to completion of the project, are recorded as deferred revenue when received. If the fees are not fixed or determinable, revenue is recognized as work is performed and billed. In determining whether the professional service fees can be accounted for separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists of the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.

Barter Transactions - Barter revenue relates to syndication and integration services provided by us to business customers in exchange for advertising in the customers’ trade magazines and on their websites. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged. We apply APB 29, Accounting for Non-Monetary Transactions, the provisions of EITF 93-11, Accounting for Barter Transactions Involving Barter Credits and EITF 99-17, Accounting for Advertising and Barter Transactions and, accordingly, recognize barter revenues only to the extent that we have similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. To date the amount of barter revenue to be recognized has been more objectively determinable based on integration and syndication services provided. For revenue from integration and syndication services provided for cash to be considered similar to the integration and syndication services provided in barter transactions, the services rendered must have been in the same media and similar term as the barter transaction. Once the value of the barter revenue has been determined, we follow the same revenue recognition principles as we apply to cash transactions with unearned revenues being deferred as described more fully under the caption “Revenue Recognition” above. Barter revenues totaled approximately $103,000, $424,000 and $113,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
REVENUES:
Integration Fees	$182,660	$798,178	$374,055
Syndication Fees	218,386	402,847	176,471
Subscription Fees	1,904,192	468,621	-
Professional Services Fees	1,269,300	401,677	-
Other Revenue	70,352	84,102	122,394
Related Party Revenues	-	-	330,050
Total Revenues	3,644,890	2,155,425	1,002,970

COST OF REVENUES	329,511	154,892	211,616

GROSS PROFIT	3,315,379	2,000,533	791,354

OPERATING EXPENSES:
General and Administrative	5,648,377	15,038,563	2,432,928
Sales and Marketing	1,016,107	1,386,019	596,989
Research and Development	2,016,507	1,649,956	563,372

Total Operating Expenses	8,680,991	18,074,538	3,593,289

LOSS FROM CONTINUING OPERATIONS	(5,365,612)	(16,074,005)	(2,801,935)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(254,381)	(37,502)	(119,389)
Gain on Debt Forgiveness	144,351	556,215	249,395
Redemption of Investor Relations Shares	3,125,000	-	-
Writeoff of Investment	(25,000)	-	-
Other Income (Expense)	(122,502)	418	-

Total Other Income	2,867,468	519,131	130,006
NET LOSS FROM CONTINUING OPERATIONS	(2,498,144)	(15,554,874)	(2,671,929)
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM (2006 includes gain on sale of assets of $563,835, write-off of goodwill of $2,793,321 and loss on operations of $296,077), net of tax ($0)	(2,525,563)		-
Loss on Discontinued Operations	(2,525,563)	(35,735)
Preferred stock dividends and accretion of discount on preferred stock	-	-	(2,215,625)
Accretive dividend issued in connection with registration rights agreement	-	-	(206,085)
Converted preferred stock inducement cost	-	-	(3,225,410)
NET LOSS
Net loss attributed to common stockholders	$(5,023,707)	$(15,590,609)	$(8,319,049)

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended December 31,
REVENUES:	2006	2005	2004

Integration Fees	5%	37%	37%
Syndication Fees	6%	19%	18%
Subscription Fees	52%	22%	-
Professional Services Fees	35%	19%	-
Other Revenue	2%	3%	12%
Related Party Revenues	-	-	33%

Total Revenues	100%	100%	100%

COST OF REVENUES	9%	7%	21%

GROSS PROFIT	91%	93%	79%

OPERATING EXPENSES:
G&A	155%	698%	243%
Sales & Marketing	28%	64%	60%
Development	55%	77%	56%

Total Operating Expenses	238%	839%	359%

Net Income (Loss) from Operations	-147%	-746%	-279%

OTHER INCOME (EXPENSES):
Interest Income (Expense), net	-7%	-2%	-12%
Gain / Loss on Legal Settlements	4%	26%	25%
Other Income	82%	-	-
Writeoff of Investment	-1%	-	-
Gain on Sale of Assets	-	-	-

DISCONTINUED OPERATIONS
Gain from Operations of Smart CRM
(including Loss on Sale of $2,140,054)	-69%	-2%	-
Income Tax	-	-	-
Income from Discontinued Operations	-69%	-2%	-
NET INCOME (LOSS)	-138%	-723%	-266%

Preferred Stock Dividends and Accretion
of Discount on Preferred Stock	-	-	-221%
Accretive dividend issued in connection
with Reg Rights Statement	-	-	-21%
Converted Preferred Stock Inducement Cost	-	-	-322%

Net Loss Attributed to Common Stockholders	-138%	-723%	-830%

Overview of Results of Operations for the Fiscal Year Ended December 31, 2006

Total revenues for the year ended December 31, 2006 were $3.6 million, an increase of $1.4 million or 69% over 2005. Subscription revenue for 2006 was $1.9 million, an increase of $1.4 million or 305% over 2005. For 2006, we reported in two segments for the first time and derived $513,000 and $3.1 million of our consolidated revenue from our Smart Online segment and Smart Commerce segment, respectively.

Our net loss for 2006 was $5.0 million, a decrease of $10.6 million from a net loss of $15.6 million in 2005. Net loss for 2006 included a loss from discontinued operations of $2.5 million, and $3,125,000 of other income from the redemption of investor relations shares. For 2005, the loss from discontinued operations was approximately $36,000. Net loss for 2006 also included non-cash charges of $782,000 related to amortization and depreciation and $780,000 related to compensation costs for stock options as accounted for under SFAS No. 123R. During 2005, we incurred depreciation and amortization expense of $217,000 and no stock option expense as SFAS No. 123R was not yet adopted. 2005 included a non-cash charge of $9.7 million related to investor relations contracts that we cancelled during 2006.

During 2006, substantial costs were incurred related to the SEC’s suspension of the trading of our common stock and the resulting SEC and internal investigation. Legal expense related to the SEC and internal investigations was approximately $1.0 million for 2006.

In the first quarter of 2006, we learned that one of our major customers for the Smart Commerce segment underwent a restructuring. During 2006, this restructuring resulted in a loss of approximately 45% of the revenue generated by this customer. Revenue from this customer decreased in the months following the restructuring, then leveled off for the last three months of 2006.

As of January 1, 2006, we offered our OneBizSM and iDA platforms to small businesses through four total syndication partners. During 2006, one of these partners, Union Bank of California, N.A., renewed its contract for a one year term. As of December 31, 2006, our OneBizSM and iDA platforms were available through four syndication partners and our main portal.

In September 2006, we sold substantially all of the assets of Smart CRM to Alliance. This sale resulted in $600,000 cash proceeds and the elimination of approximately $1.7 million in liabilities. We recorded an impairment of goodwill of approximately $2.8 million resulting in a net loss on sale of approximately $2.1 million. As a result, we reported results of operations for Smart CRM prior to the sale of assets as discontinued operations.

During the first half of 2006, the number of subscribers to our products and services through our main portal and the web sites of our partners declined. Over the second half of 2006 and into 2007, the number of subscribers has been relatively constant. We are not aware of all the factors that led to the decrease in the number of subscribers, but we are aware that some complained about the ease of use of our website. We subsequently redesigned our main portal to address these concerns. Also, in the fourth quarter of 2006, we began focusing on increasing these subscription numbers by contracting with new partners to market our applications to their small business customers.

At December 31, 2006, we had $577,000 in cash of which $250,000 was restricted as compared to cash of $1.7 million at December 31, 2005, of which $230,000 was restricted. Accounts receivable at December 31, 2006 was $248,000 as compared to $505,000 at December 31, 2005. Deferred revenue at December 31, 2006 was $325,000 as compared to $766,000 at December 31, 2005.

Comparison of the Results of Operations for the Years Ended December 31, 2006 and 2005

Revenues - Total revenues were $3.6 million in 2006 as compared to $2.2 million in 2005, an increase of $1.4 million or 69%. Subscription revenue for 2006 was $1.9 million, an increase of $1.4 million or 305% over 2005. This increase was primarily attributable to the subscription revenue of Smart Commerce, which was operational as our subsidiary for the full twelve months of 2006 as compared to only two and one half months during 2005 (October 18, 2005 to December 31, 2005). In the first quarter of 2006, we learned that one customer of Smart Commerce, constituting approximately 40% of iMart’s 2005 revenue, underwent a restructuring that resulted in a decrease of approximately 45% in its business with Smart Commerce between April 2006 and December 2006. Although this customer restructuring has had a negative effect on Smart Commerce, we are targeting to offset this loss by securing new customers in 2007. As of March 15, 2007, we have secured one new customer for Smart Commerce. Integration revenue decreased $615,000, or 77%, to $183,000 in 2006. Syndication revenue decreased $185,000, or 46%, to $218,000 in 2006 compared to 2005. This decrease was primarily attributable to our shift away from integration and syndication revenue as we began focusing on building subscription revenue. Accordingly, we have let the majority of our integration and syndication contracts expire in 2006. We expect our integration and syndication revenue to continue to decline as we work to increase our subscription revenue. Professional services fees increased $867,000 or 216% to $1,269,000 in 2006 compared to 2005. This increase was primarily attributable to the professional service fees of Smart Commerce, which was operational as our subsidiary for the full twelve months of 2006 as compared to only two and one half months during 2005 (October 18, 2005 to December 31, 2005), and revenue for a perpetual license of approximately $500,000. We did not derive any material revenue from related parties during 2005.

Cost of Revenues - Cost of revenues were $330,000 in 2006 as compared to $155,000 in 2005, an increase of $175,000 or 113%. The Smart Commerce segment contributed $271,000 to cost of revenues in 2006 as compared to $56,000 in 2005, an increase of $215,000. This increase was offset by a decrease in cost of revenues of $43,000 in the Smart Online segment over 2005, which was the result of headcount reductions in personnel directly responsible for integration and syndication contract maintenance.

General and Administrative - General and administrative expenses were $5.6 million in 2006 as compared to $15 million in 2005, a decrease of $9.4 million or 62%. This decrease was primarily due to decreases in investor relations, management consultant, travel, meal and entertainment and bonus expenses, which was offset by increases in total compensation expense, legal and professional fees and expenses related to Smart Commerce.

Our investor relations expenses decreased by $10,285,000, from $10,318,000 in 2005 to $33,000 in 2006. The expenses for 2005 were extraordinarily high as a result of shares that we issued to investor relations firms. Pursuant to settlement agreements with these investor relations firms in 2006, we redeemed these shares in 2006, resulting in a $3.125 million increase in our other income. Our management consulting expenses decreased by $1,295,000, from $1,320,000 in 2005 to $25,000 in 2006. This decrease resulted from our termination or non-renewal of contracts with a substantial number of management consulting firms. Travel expenses decreased by $146,000, from $220,000 in 2005 to $74,000 in 2006. This decrease was the combined result of higher than normal expense in 2005 when our executives were traveling frequently related to financing and investing activity, specifically with Atlas and the Blueline Fund, combined with lower than normal expense in 2006 when travel was greatly curtailed as management focused on the SEC and internal investigation. For those same reasons, our meals and entertainment expenses decreased by $44,000, from $60,000 in 2005 to $16,000 in 2006. Our bonus expenses also decreased by $51,000, from $52,000 in 2005 to $1,000 in 2006 as we curtailed our cash incentive programs due to, in part, the following factors (1) the suspension in the trading of our securities by the SEC and the related investigation, (2) the repeated need to enter into various financing transactions in order to continue operations, (3) we had immaterial revenues other than those generated by Smart Commerce and Smart CRM, and (4) we have only experienced net losses to date.

The decreases in our general and administrative expenses were offset by a $1,022,000 increase in total compensation expense, from $645,000 in 2005 to $1,667,000 in 2006. Of this increase, $794,000 is attributable to the non-cash stock option expense now required by our adoption of SFAS No. 123R and the remaining $228,000 of the increase is attributable to salaries paid to our CFO, COO and Corporate Counsel. As a result of hiring a full-time CFO, third party accounting and bookkeeping fees decreased by $405,000, from $669,000 in 2005 to $264,000 in 2006.

The decreases in our general and administrative expenses also were offset by a $827,000 increase in legal and professional fees, from $421,000 in 2005 to $1,248,000 in 2006. This increase was primarily attributable to the legal costs related to the SEC and internal investigations. Management anticipates an increase in legal and professional fees in 2007 for non-recurring expenses related to the costs of compliance with the Sarbanes-Oxley Act and other public company-related expenses. The increased expenses associated with the SEC’s suspension of trading of our securities, the continuing SEC action, and the internal investigation of matters relating thereto are all non-recurring expenses, but may continue to be significant expenses in 2007. To date, our insurers have only agreed to cover a portion of the fees and expenses related to the SEC action and the internal investigation.

Finally, our Smart Commerce segment contributed an additional $237,000 of general and administrative expense in 2006 as compared to 2005, because Smart Commerce was operational as our subsidiary for the full twelve months of 2006 as compared to only two and one half months during 2005 (October 18, 2005 to December 31, 2005).

Sales and Marketing - Sales and marketing expense decreased by $370,000, from $1,386,000 in 2005 to $1,016,000 in 2006. This decrease was primarily attributable to decreases in our advertising, sales and marketing wages, management consulting, commission, marketing and public relations expenses, which were offset by increased expenses related to our Smart Commerce segment.

Advertising expense decreased by $289,000, from $290,000 in 2005 to $1,000 in 2006 primarily due to reduced barter advertising expense. Sales and marketing wages decreased by $263,000, from $402,000 in 2005 to $139,000 in 2005, primarily due to the promotion to Chief Operating Officer of an individual whose salary has now been re-allocated to general and administrative expenses as well as the elimination of several sales positions. Management consulting expense decreased by $73,000, from $79,000 in 2005 to $6,000 in 2006, as we relied less on outside consultants. Commission expense decreased by $46,000, from $52,000 in 2005 to $6,000 in 2006, as we reduced our sales staff due to workforce reductions. We expect commission expense to increase in 2007 as we anticipate hiring additional sales staff as we renew our focus on revenue generation. Marketing expense decreased by $90,000, from $96,000 in 2005 to $6,000 in 2006, as we reduced our direct marketing efforts in 2006 and shifted to leveraging the marketing power of our partners. Public relations expense decreased by $90,000, from $103,000 in 2005 to $12,000 in 2006, as we greatly reduced our utilization of third party public relations firms and focused our expenditures on our core operations.

These decreases in our sales and marketing expenses in 2006 were offset by the contribution of an additional $492,000 by our Smart Commerce segment to sales and marketing expense in 2006 as compared to 2005, because Smart Commerce was operational as our subsidiary for the full twelve months of 2006 as compared to only two and one half months during 2005 (October 18, 2005 to December 31, 2005).

Development Expense - Development expense increased by $367,000, from $1,650,000 in 2005 to $2,017,000 in 2006. This increase was primarily attributable to an additional $706,000 in development expense from our Smart Commerce segment in 2006 as compared to $116,000 in 2005, because Smart Commerce was operational as our subsidiary for the full twelve months of 2006 as compared to only two and one half months during 2005 (October 18, 2005 to December 31, 2005). This increase was offset by a $185,000 decrease in accounting application development expense, from $293,000 in 2005 to $108,000 in 2006. This decrease was the result of a reevaluation of our efforts regarding the accounting application in 2006. During the second half of 2006 when our needs pertaining to the accounting application were being re-evaluated and re-designed, no significant development expense related to the accounting application was incurred as no significant designing or programming was taking place.

Development bonus expense decreased by $150,000 from $150,000 in 2005 as bonuses were suspended in 2006.

Other Income (Expense) - In 2005, we paid an aggregate $500,000 in cash and issued an aggregate of 1,250,000 shares of our common stock to two investor relations consultants pursuant to consulting agreements with each. At the time of issuance, the aggregate value of the shares of common stock was approximately $9,738,000. In 2006, we entered into settlement agreements with each of these investors relations consultants. Under the terms of the settlement agreements, the consultants retained all of the cash fees paid to them, but released any interest in the shares that were issued. These shares were redeemed by us in 2006, resulting in other income of $3,125,000.

We incurred net interest expense of $254,000, net of interest income of $11,000, in 2006 as compared to net interest expense of $38,000, net of $33,000 of interest income in 2005. This increase in net interest expense of $174,000, or 218%, is primarily attributable to the carrying cost for a full year of the debt associated with the iMart and Computility acquisitions. The decrease in interest income is primarily the result of reduced cash balances in interest-earning accounts.

Due to our financing activities related to the iMart purchase price as well as the establishment and use of our Wachovia line of credit, we anticipate that interest expense will be significantly higher in 2007.

Comparison of the Results of Operations for the Years Ended December 31, 2005 and 2004

Revenues - Total revenues were $2.2 million in 2005 as compared to $1.0 million in 2004, an increase of $1.2 million, or 115%. Our subscription revenue increased from zero in 2004 to $469,000 in 2005. Revenues from professional services increased from zero in 2004 to $402,000 in 2005. These increases were primarily attributable to our acquisition of all of the stock of iMart, which became our subsidiary, Smart Commerce, in October 2005.

Integration revenues in 2005 totaled $798,000 as compared to $374,000 in 2004, representing an increase of $424,000, or 113%. This increase was primarily due to two new integration contracts that accounted for approximately 43% of the 2005 integration revenues. Syndication revenues in 2005 totaled $403,000, as compared to $176,000 in 2004, representing an increase of $227,000, or 128%, due primarily to our entering into new syndication agreements. All of the 2005 syndication revenues were from three agreements. The 2005 and 2004 integration and syndication revenues also included $424,000 and $113,000, respectively, of revenue derived from barter transactions.

We did not derive any material revenue from related parties during 2005. In 2004, revenues from related parties accounted for $330,050, or 33%, of total revenue. Management does not expect related party revenues to be a significant source of income going forward.

Cost of Revenues - Cost of revenues was $155,000 in 2005 as compared to $212,000 in 2004, a decrease of $57,000, or 27%. This decrease was primarily a result of a decrease in the costs of wages associated with maintaining and supporting integration and syndication partners due to a reduction in the number of active contracts. These wages decreased by $96,000, from $129,000 in 2004 to $33,000 in 2005. In addition, stock-based consulting expense decreased by $22,000, from $22,000 in 2004 to zero in 2005 because we no longer used these consultants. However, these decreases were offset due to the acquisition of iMart, which increased the cost of revenues by $56,000 for 2005 primarily due to third-party domain registration fees and personnel costs associated with supporting subscription services. This increase in costs of revenues for the Smart Commerce segment represented 7% of Smart Commerce’s revenue for 2005.

General and Administrative - General and administrative expenses increased by approximately $12.6 million, from $2.4 million in 2004 to $15 million in 2005. Approximately $10.2 million of this increase is attributable to two investor relations contracts of which $9.7 million was paid in stock and $500,000 was paid in cash. As described above, we subsequently entered into settlement agreement with these parties and redeemed the shares. Additionally, in 2005 we paid a total of $499,000 in cash and issued 23,000 shares of common stock valued at a total of $216,000 to other investor relations consultants. Approximately $159,000 of the increase in general and administration expense is attributable to amortization expense related to intangible assets acquired from iMart. 2004 included $350,000 of general and administrative expense associated with the conversion of certain warrants to common stock and $66,000 of stock-based compensation expense. Finally, general and administrative expense increased due to a $319, 000 increase in legal and professional fees, from $770,000 in 2004 to $1,089,000 in 2005, which was primarily due to costs associated with conducting financial statements audits for 2002 and 2003 and one-time expenses associated with preparing to become a public company.

Sales and Marketing - Sales and marketing increased by $789,000, from $597,000 in 2004 to $1,386,000 in 2005, as we increased our sales and marketing staff and activities. 2004 included approximately $206,000 of barter advertising expense as compared to $274,000 for 2005.

Development - Development expense increased by $1,087,000, from $563,000 in 2004 to $1,650,000 in 2005. This increase is primarily the result of our adding additional programming, database management, quality assurance, and project management resources to support the on-going development of the applications.

Other Income (Expense) - We incurred net interest expense of $38,000, net of $33,000 of interest income, in 2005 and $119,000 of interest expense in 2004. The 2005 interest expense of approximately $71,000 was primarily the result of interest expense on the non-compete and purchase price notes related to our acquisitions of iMart and Computility. We earned approximately $33,000 of interest income related to bank deposits during 2005, compared to zero in 2004. 2004 interest expense included $75,000 of interest related to the issuance of 150,000 shares of common stock to a relative of one of our officers in consideration for extending the term of a loan and loaning additional funds to us as described in Note 8, Loans, to the accompanying audited financial statements. The remainder of the 2004 interest expense was primarily attributable to interest due on deferred compensation owed to certain of our officers and interest related to unpaid payroll tax obligations. There was no interest income in 2004. Both the deferred compensation and income tax obligations were relieved during the first quarter of 2005.

During 2005 and 2004, we realized gains totaling $556,000 and $249,000, respectively, from negotiated and contractual releases of outstanding liabilities. The gains from debt forgiveness resulted from unrelated third parties, primarily trade creditors who had performed services for us, agreeing to accept as payment in full a lesser amount than the stated liability in consideration for timely payment of the negotiated settlement.

Provision for Income Taxes

We did recorded a provision for income tax expense in 2006, 2005 or 2004 because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for 2006, 2005, and 2004, primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. As of December 31, 2006, we had approximately $42 million in net operating loss carryforwards, which may utilized to offset future taxable income.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

As of December 31, 2006, our principal sources of liquidity were cash and cash equivalents totaling $577,000 and accounts receivable of $248,000. As of March 15, 2007, our principal sources of liquidity were cash and cash equivalents totaling approximately $5,114,000 and accounts receivable of approximately $209,000. This increase in cash and cash equivalents from December 31, 2006 to March 15, 2007 is primarily due to total aggregate proceeds of $6,000,000 from our sale of 2,352,941 shares of common stock to investors for a price of $2.55 per share, which included warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. Of this, $250,000 of our cash is restricted in accordance with our promissory note with Fifth Third Bank, or Fifth Third, described below. As of March 15, 2007, we have drawn approximately $2.1 million of our $2.5 million line of credit, leaving approximately $400,000 available for our operations.

Cash Flow from Operations. Cash flows used in operations in 2006 totaled $3.25 million, down from $6.35 million in 2005 and $3.69 million in 2004. This decrease was primarily attributable to cash flows from the two companies we acquired in October 2005.

Cash Flow from Financing Activity. In 2006, we generated a total of $1.72 million net cash from our financing activities. This net cash was generated through both equity and debt financing, as described below.

Equity Financing. Our primary source of cash during 2006, 2005 and 2004, as well as prior years, was from the sale of our securities. Between March 2006 and August 2006, we sold an aggregate of 1 million shares of our common stock to four investors, three of whom were current stockholders, for a price of $2.50 per share resulting in gross proceeds of $2,500,000. We incurred immaterial issuance costs related to these stock sales. During 2005, we generated net cash from financing activities, including the sales of shares of our common stock, of approximately $7.7 million. During the first half of 2004, we sold shares of common stock to new and existing shareholders resulting in net proceeds of $3.33 million. During the second half of 2004, we sold shares of common stock to new and existing investors in a private placement resulting in net proceeds of $1.4 million.

Debt Financing. In 2006, we entered into two debt financing transactions. On November 9, 2006, Smart Commerce entered into a loan agreement with Fifth Third Bank. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be repaid in 24 monthly installments of $75,000 plus interest beginning in December 2006. The interest rate is prime plus 1.5% as periodically determined by Fifth Third. Currently and at closing, the prime rate was 8.25%. The loan is secured by all of the assets of Smart Commerce, including a security account of $250,000 with Fifth Third, and all of Smart Commerce’s intellectual property. The loan is guaranteed by us and such guaranty is secured by all the common stock of Smart Commerce. Under the terms of the loan agreement, Smart Commerce has established a lock box account with Fifth Third, but has the right to use the amounts deposited therein for any purpose not inconsistent with the loan agreement and related documents so long as no event of default exists and is continuing. Further, the $250,000 in the security account will be released in 3 installments of approximately $83,000 if on June 30, 2007, December 31, 2007, and June 30, 2008 Smart Commerce meets certain debt covenants regarding operating metrics for Smart Commerce.

On November 14, 2006, we entered into a revolving credit arrangement with Wachovia. The line of credit advanced by Wachovia was $1.3 million, and can be used for general working capital. This was increased to $2.5 million in January 2007. Any advances made on the line of credit must be paid off no later than August 1, 2008, with monthly payments of accrued interest commencing on December 1, 2006 on any outstanding balance. The interest shall accrue on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. The line of credit is secured by our deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC Private Bank (Suisse) S.A. with Atlas as account party. We have separately agreed with Atlas that in the event of a default by us in the repayment of the line of credit that results in the letter of credit being drawn, we shall reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At our sole discretion, these payments may be made in cash or by issuing shares of our common stock at a set per share price of $2.50.

Deferred Revenue. At December 31, 2006, we had deferred revenue totaling $325,000, net of offsetting amounts receivable. Deferred revenue represents amounts collected in advance of the revenue being recognized. Based upon current conditions, we expect that approximately 96% of this amount will be recognized during 2007.

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations have been the sale of securities in private placements and the Wachovia line of credit. We must continue to rely on these sources until we are able to generate sufficient revenue to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 months. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to need to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions. We have no current plans to seek any such additional financing.

Recent Developments

New Contracts. During the first quarter of 2007, we entered into the following new contracts:

•
Two syndication agreements, one through our Smart Online segment which will offer a private label suite of branded food safety compliance applications for industry associations. The partnership will incorporate our partner’s food industry traceability and compliance functionality into our business application suite. The other through our Smart Commerce segment with a leading direct selling organization.

•
Marketing referral agreement through our Smart Online segment with a firm that provides IT services to financial service companies in Caribbean countries. We entered into this partnership to offer a Spanish version of our applications to financial service companies, which will be offered as a private labeled site to the partner’s small business customers.

Sales of Securities. On February 21, 2007, we sold an aggregate of 2,352,941 shares of our common stock at $2.55 per share to two new investors for aggregate gross proceeds of $6,000,000. Under the purchase agreement, we issued the investors warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. We also entered into registration rights agreements with the investors that obligate us to register the shares sold for resale by the investors by a certain date. If a registration statement is not timely made, we are obligated to pay a cash penalty up to 10% of the aggregate purchase price. Under the terms of the registration rights agreement, we cannot offer for sale or sell any securities until May 22, 2007, subject to certain limited exceptions, unless, in the opinion of our outside counsel, such offer or sale would not jeopardize the availability of exemptions from the registration and qualification requirements under applicable securities laws with respect to this placement. We incurred issuance costs of approximately $500,000 related to this private placement, excluding warrants issued to our private placement agent.

As part of the issuance costs of this transaction, we issued our placement agent a warrant to purchase 35,000 shares of our common stock at an exercise price of $2.55 per share. We also entered into a registration rights agreement with the agent. Under this agreement, the shares issuable upon exercise of the warrant must be included on the same registration statement we are obligated to file as described above, but with no provisions for the payment of any penalties for late registration or effectiveness.

On January 15, 2007, we entered into a "Stock Purchase Warrant and Agreement" with Atlas as incentive to modify an irrevocable standby letter of credit underlying our revolving line of credit arrangement with Wachovia. Under the terms of this agreement, Atlas receives a warrant to purchase up to 444,444 shares of our common stock at $2.70 per share at the termination of the Wachovia line of credit or if we are in default under the terms of the Wachovia line of credit. If the warrant is exercised in full, it will result in gross proceeds to the Company of approximately $1,200,000.

On March 29, 2007, we issued 55,666 shares of our common stock to certain investors as registration penalties for our failure to timely file a registration statement covering shares owned by those investors as required pursuant to registration rights agreements between such investors and us.

Wachovia Revolving Line of Credit. As of March 14, 2007, we have drawn down $2.1 million of the $2.5 million Wachovia line of credit.

Outlook for 2007

With the release of our new applications and the expenses associated with becoming a public company, we believe our capital requirements in 2007 and beyond will be greater than in past years. Although we do not anticipate these needs to be substantial, the non-recurring costs associated with the SEC’s suspension of trading of our securities and related investigation, and the internal investigation of matters relating thereto, may increase our capital requirements in 2007. As such, our historical cash flows may not be indicative of future cash flows. The following is a discussion of factors that we consider important to our future capital requirements and which will affect the amount of additional capital we need to raise. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, and the market acceptance of our services.

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

Generally, we expect we will need to increase marketing and sales expenses before we can substantially increase our revenue from sales of subscriptions. We have increased our sales and marketing department as of December 2006 and added personnel in January 2007. We also expect increased expenses from the revenue share component of our recently executed contracts.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We incurred costs in excess of $1 million associated with the SEC suspension of trading described above; recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002; as well as new rules implemented by the SEC, the NASD, and national securities exchanges. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. Historically, we have failed to file our SEC periodic reports on time and our ability to fully comply with these new laws and regulations is also uncertain. Our failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

In accordance with the provisions of SFAS No. 131, as we continue to integrate the operations and management of our subsidiaries, we may periodically re-assess the manner in which we report our segment data. Changes in our internal organization or the manner in which we monitor and manage our business and the business of our subsidiaries may result in the identification of different segments that provide more meaningful data than our current segment presentation.

Contractual Obligations. The following table lists certain of our contractual obligations as of December 31, 2006:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligations	$3,062,631	$2,237,631	$825,000	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	33,000	18,000	15,000	-	-
Purchase Obligations	250,000	250,000	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
TOTAL	$3,345,631	$2,505,631	$840,000	-	-

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We had unrestricted cash and cash equivalents totaling $327,000, $1,435,000, and $173,000 at December 31, 2006, 2005, and 2004, respectively. These amounts were invested primarily in demand deposit accounts and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Two debt instruments have variable interest rates; one is prime + 1.5% and the other is LIBOR + .9% (See Note 9 - “Notes Payable,” to the Consolidated Financial Statements). At December 31, 2006, the outstanding principal balance on these loans was $1,725,000 and $602,000, respectively. Due to the relatively short term of these debt instruments combined with the relative stability of interest rates, we do not expect interest rate or market volatility will have a material effect on our cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page number

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ (DEFICIT) EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Smart Online, Inc.
Durham, North Carolina

We have audited the accompanying consolidated balance sheets of Smart Online, Inc. as of December 31, 2006 and 2005, and the related consolidated statement of operations, stockholders’ (deficit) equity, cash flows for each of the years then ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart Online, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP Certified Public Accountants

New York, New York
March 28, 2007

SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2006	December 31, 2005
CURRENT ASSETS:
Cash and Cash Equivalents	$326,905	$1,434,966
Restricted Cash	250,000	230,244
Accounts Receivable, Net	247,618	504,979
Prepaid Expenses	100,967	370,225
Assets Available for Sale	-	74,876
Total current assets	925,490	2,615,290

PROPERTY AND EQUIPMENT, Net	180,360	216,969
INTANGIBLE ASSETS, Net	3,617,477	4,298,358
GOODWILL	2,696,642	5,489,963
OTHER ASSETS	13,040	40,400
ASSETS AVAILABLE FOR SALE	-	1,897,099
TOTAL ASSETS	$7,433,009	$14,558,079
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts Payable	$850,730	$855,904
Accrued Registration Rights Penalty	465,358	129,945
Current Portion of Notes Payable	2,839,631	2,127,486
Deferred Revenue	313,774	687,222
Accrued Liabilities	301,266	91,233
Liabilities Held for Sale	-	1,030,369
Total Current Liabilities	4,770,759	4,922,159

LONG-TERM LIABILITIES:
Long-Term Portion of Notes Payable	825,000	2,243,652
Deferred Revenue	11,252	78,771
Liabilities Held for Sale	-	640,866
Total Long-Term Liabilities	836,252	2,963,289
Total Liabilities	5,607,011	7,885,448
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.001 Par Value, 45,000,000 Shares Authorized, Shares Issued and Outstanding: December 31, 2006 - 15,379,030, December 31, 2005 --15,607,230	15,379	15,607
Additional Paid-in Capital	59,159,919	58,982,617
Accumulated Deficit	(57,349,300)	(52,325,593)
Total Stockholders' Equity	1,825,998	6,672,631
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,433,009	$14,558,079

See notes to financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
REVENUES:
Integration Fees	$182,660	$798,178	$374,055
Syndication Fees	218,386	402,847	176,471
Subscription Fees	1,904,192	468,621	-
Professional Services Fees	1,269,300	401,677	-
Other Revenue	70,352	84,102	122,394
Related Party Revenues	-	-	330,050
Total Revenues	3,644,890	2,155,425	1,002,970

COST OF REVENUES	329,511	154,892	211,616

GROSS PROFIT	3,315,379	2,000,533	791,354

OPERATING EXPENSES:
General and Administrative	5,648,377	15,038,563	2,432,928
Sales and Marketing	1,016,107	1,386,019	596,989
Research and Development	2,016,507	1,649,956	563,372

Total Operating Expenses	8,680,991	18,074,538	3,593,289

LOSS FROM CONTINUING OPERATIONS	(5,365,612)	(16,074,005)	(2,801,935)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(254,381)	(37,502)	(119,389)
Gain on Debt Forgiveness	144,351	556,215	249,395
Redemption of Investor Relations Shares	3,125,000	-	-
Writeoff of Investment	(25,000)	-	-
Other Income (Expense)	(122,502)	418	-

Total Other Income	2,867,468	519,131	130,006
NET LOSS FROM CONTINUING OPERATIONS	(2,498,144)	(15,554,874)	(2,671,929)
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM (2006 includes gain on sale of assets of $563,835, write-off of goodwill of $2,793,321 and loss on operations of $296,077), net of tax ($0)	(2,525,563)		-
Loss on Discontinued Operations	(2,525,563)	(35,735)
Preferred stock dividends and accretion of discount on preferred stock	-	-	(2,215,625)
Accretive dividend issued in connection with registration rights agreement	-	-	(206,085)
Converted preferred stock inducement cost	-	-	(3,225,410)
NET LOSS

Net loss attributed to common stockholders	$(5,023,707)	$(15,590,609)	$(8,319,049)
NET LOSS PER SHARE:
Continuing Operations Basic and Diluted	$(0.17)	$(1.20)	$(0.26)
Discontinued Operations Basic and Diluted	(0.17)	0.00	0.00
Net Loss Attributed to common stockholders Basis and Diluted	(0.33)	(1.20)	(0.82)
SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic and Diluted	15,011,830	12,960,006	10,197,334

See notes to financial statement.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock		Additional Paid-	Accumulated
	Shares	$.001 Par	In Capital	Deficit	Total

BALANCE, DECEMBER 31, 2003	7,261,965	7,262	8,607,712	(30,629,130)	(22,014,156)
Conversion of Preferred Stock into common stock	2,948,608	2,949	19,721,890	-	19,724,839
Conversion of Preferred Stock Inducement Cost	-	-	3,225,410	(3,225,410)	-
Interest Expense Associated with Notes Payable	-	-	75,000	-	75,000
Accretion of Redeemable preferred	-	-	(2,215,625)	-	(2,215,625)
Issuance of common stock, Net of Issuance Costs of $183,350	1,288,744	1,289	4,762,355	-	4,763,644
Issuance of common stock Rescinded	(28,572)	(29)	(99,973)	-	(100,002)
Issuance of Stock Options to Officers	-	-	161,000	-	161,000
Issuance of Stock Options to Members of Advisory Board	-	-	6,034	-	6,034
Issuance of common stock to Former Holders of Preferred Stock Pursuant to Registration Rights Agreement	58,230	58	206,027	(206,085)	-
Conversion of Bank One Warrant into common stock	100,000	100	349,900	-	350,000
Issuance of Stock Option to Consultant		-	1,495	-	1,495
Exercise of Warrants	2,857	3	8,607	-	8,610
Net Loss				(2,671,929)	(2,671,929)
BALANCE, DECEMBER 31, 2004	11,631,832	11,632	34,809,832	(36,732,554)	(1,911,090)
Issuance of common stock, Net of Issuance Costs of $630,525	1,391,642	1,392	6,719,614	-	6,721,006
Exercise of Warrants	579,717	580	1,305,518	-	1,306,098
Issuance of Warrants	-	-	19,231	-	19,231
Issuance of common stock for Services	39,886	40	343,408	-	343,448
Issuance of common stock to Employees as Bonus	4,200	4	40,106	-	40,110
Exercise of Stock Options	16,500	16	57,734	-	57,750
Issuance of IR Shares-GIC	625,000	625	5,174,375	-	5,175,000
Issuance of IR Shares-Berkley	625,000	625	4,561,875	-	4,562,500
iMart Acquisition	205,767	205	1,815,688	-	1,815,893
Computility Acquisition	484,213	484	3,534,271	-	3,534,755
Issuance of Shares to Spectrum Technologies	3,473	4	299,996	-	30,000
Elimination of iMart (Bayberry) Equity Not Acquired	-	-	-	(2,430)	(2,430)
Issuance of Options to Consultants	-	-	570,014	-	570,014
Gift of Shares to Charitable Organization	-	-	955	-	955
Net Loss				(15,590,609)	(15,590,609)
BALANCE DECEMBER 31, 2005	15,607,230	15,607	58,982,617	(52,325,593)	6,672,631
Cashless Exercise of Options	4,800	5	(5)	-	0.00
Issuance of Warrants	17,000	17	22,083	-	22,100
Cancellation of GIC Shares	(625,000)	(625)	(1,561,875)	-	(1,562,500)
Issuance of common stock	1,000,000	1,000	2,499,000	-	2,500,000
Cancellation of Berkley Shares	(625,000)	(625)	(1,561,875)	-	(1,562,500)
SFAS 123 Expense			779,974		779,974
Net Loss				(5,023,707)	(5,023,707)
BALANCE DECEMBER 31 2006	15,379,030	$15,379	$59,159,919	$(57,349,300)	$1,825,998

See notes to financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,498,144)	$(15,554,874)	$(2,671,929)
Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:
Depreciation & amortization	727,922	260,852	51,531
Shares issued for services in lieu of cash payments	-	9,767,500	-
Write-off of investment	25,000	-	-
Bad Debt Expense	63,317	-	-
Redemption of investor relations shares	(3,125,000)	-	-
Stock option expense	779,974	-	-
Registration rights penalty expense	335,413	129,947	-
Loss on disposal of property and equipment	-	-	8,855
Common shares, warrants, or options issued in lieu of Compensation	-	826,739	168,530
Common shares issued for extension of loan			75,000
Common shares issued in exchange for warrants	-	-	350,000
Issuance of warrants	-	19,231	-
Gain on debt forgiveness	(144,351)	(556,634)	-
Changes in assets and liabilities:
Accounts receivable	183,386	(101,541)	51,672
Related party receivable	-	-	38,682
Other accounts receivable	-	4,687	(43,455)
Prepaid expenses	264,333	(194,519)	(24,850)
Other assets	8,308	45,187	(500)
Legal settlement obligation	-	-	(181,563)
Deferred revenue	(440,964)	(592,010)	(225,951)
Accounts payable	121,699	482,261	(321,274)
Accrued payroll	-	(110,079)	46,946
Accrued payroll taxes payable	-	(30,741)	(961,196)
Accrued interest payable	-	-	(126,871)
Accrued expenses	234,601	44,572	-
Deferred compensation payable	-	(1,091,814)	80,166
Cash flow from operations of discontinued operations	212,201	300,744	-
Net cash (used in) provided by operating
Activities	(3,252,305)	(6,350,492)	(3,686,207)

See notes to financial statements

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,457)	(224,757)	(82,710)
Smart CRM Non-Compete Agreement	-	(90,000)	-
Cash acquired from iMart at acquisition	-	32,028	-
Redemption (Purchase) of marketable securities	-	395,000	(395,000)
Cash flow from investing activities of discontinued operations	432,545	(154,105)
Net cash used in investing activities	424,088	(41,834)	(477,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	2,402,000	-	-
Repayments on notes payable	(3,102,918)	(65,000)	(350,000)
Restricted cash	(21,211)	(230,244)	-
Advances from (to) Smart CRM	570,923	(123,829)	-
Cash flow from financing activities of discontinued operations	(650,738)	(139,615)
(Repayments) borrowings from stockholder	-	-	(86,480)
Issuance of Common Stock	2,522,100	8,212,641	4,672,250
Net cash provided by financing activities	1,720,156	7,653,953	4,235,770
NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,108,061)	1,261,627	71,853
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,434,966	173,339	101,486
CASH AND CASH EQUIVALENTS, END OF PERIOD	$326,905	$1,434,966	$173,339
Supplemental disclosures:
Cash payment during the year for interest:	$292,807	$158,232	$47,447
Cash payment during the year for income taxes:	$-	$-	-
Non-cash financing activities:
Debt Assumed by Purchaser of Assets of Smart CRM	$1,733,190	$-	$-
Notes Payables issued related to Acquisitions	$-	$3,659,301	-
Notes Payable for iMart Non-Compete Agreements	$-	$715,998	-
Assets and Liabilities of Computility acquired for stock:
Accounts Receivable, net	$-	$6,894	-
Other Current Assets	$-	$10,742	-
Property, Plant and Equipment, net	$-	$388,128	-
Other Assets	$-	$246,228	-
Accounts Payable	$-	$109,897	-
Subscription and Notes Payable	$-	$1,807,327	-
Other Liabilities	$-	$29,549	-
Non-cash accretion of preferred			-
stock redemption value	$-	$-	$2,215,625
Conversion of preferred stock
into Common Stock	$-	$-	$19,724,839
Conversion of preferred stock
inducement cost	$-	$-	$3,225,410

See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004.

1.    NATURE OF BUSINESS

Smart Online, Inc. (the “Company”) develops and markets products and services targeted towards small businesses (less than 50 employees) that are delivered via a Software-as-a-Service (“SaaS”) model. The Company sells its products and services primarily through private label syndication and OEM distribution channels, although small businesses may purchase products and services directly through its main portal located at www.smartonline.com.

The Company’s primary source of revenue currently comes from sales of SaaS applications for business management, web marketing, and e-commerce, which represented 63%, 77%, and 55% of its revenue from continuing operations for the fiscal years ended December 31, 2006, 2005, and 2004, respectively. The Company derives revenue from sales of professional services which represented 35%, 19%, and 0% of revenue from continuing operations for the fiscal years ended December 31, 2006, 2005, and 2004, respectively.

In previous years, the Company’s auditors expressed doubt about our ability to continue as a going concern. The Company has been able to address these concerns such that no similar doubt exists at this time. Actions taken by the Company that effect this determination include (1) raising substantial additional capital in February 2007 (See Note 18 - Subsequent Events); (2) selling substantially all the assets of its wholly owned subsidiary, Smart CRM, Inc., and (3) controlling expenses and anticipated loses.

The Company continues to incur development expenses to enhance and expand its products by focusing on establishing its Internet-delivered SaaS applications and data resources. All allocable expenses to establish the technical feasibility of the software have been recorded as research expense. The ability of the Company to successfully develop and market its products is dependent upon certain factors, including the timing and success of any new services and products, the progress of research and development efforts, results of operations, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, any of which may require the Company to seek additional funding sooner than expected.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Smart CRM, Inc., and Smart Commerce, Inc. All significant intercompany accounts and transactions have been eliminated. Subsidiary accounts are included only from the date of acquisition forward. See Note 17, Acquisitions & Dispositions.

Revenue Recognition- The Company recognizes revenue in accordance with accounting standards for software and service companies including the Securities and Exchange Commission’s (the “SEC”) Staff Accounting Bulletin 104 Revenue Recognition (“SAB 104”), Emerging Issues Task Force Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), Emerging Issues Task Force Issue No. 99-19 Reporting Revenue Gross as a Principal or Net as an Agent (“EITF 99-19”),and related interpretations including American Institute of Certified Public Accountants (“AICPA”) Technical Practice Aids. The Company utilizes interpretative guidance from regulatory and accounting bodies, which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable. EITF 00-21 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in control of the vendor. Syndication and integration agreements typically include multiple deliverables including the grant of a non-exclusive license to distribute, use and access the Company’s platform, fees for the integration of content into the platform, maintenance and hosting fees, documentation and training, and technical support and customer support fees. The Company cannot establish fair value of the individual deliverables based on objective and reliable evidence due to the lack of a consistent history of standard syndication and integration contractual arrangements, there have only been a few contracts that have continued past the initial contractual term, there have not been any contracts in which these elements have been sold as stand-alone items, and there is no third-party evidence of fair value for products or services that are interchangeable and comparable to the Company’s products and services. As such, revenue is not allocated to the individual deliverables and must be recorded as a single unit of accounting as further described below. Additionally, the Company has evaluated the timing and substantive nature of the performance obligations associated with the multiple deliverables noted above, including the determination that the remaining obligations are essential to the ongoing usability and functionality of the delivered products, and determined that revenue should be recognized over the life of the contracts, commencing on the date the site goes online.

Subscription revenues consist primarily of subscription sales directly to end-users, or to others for distribution to end-users, hosting and maintenance fees, and e-commerce website design. Subscription sales are made either on a monthly subscription or a one-time for fee basis. Subscriptions are payable in advance on a monthly basis. Currently, most syndication agreements call for the Company to receive a percentage of revenue generated. Depending on the criteria of each individual contract and in accordance with EITF 99-19, a determination is made as to whether revenue should be recognized gross with a corresponding expense for the portion paid to or retained by the partner, or if only the net portion should be recognized as revenue. At this time, the Company is still selling certain products and services on a “for fee” basis. The Company also recently stopped offering to its potential syndication partners volume discounts for pre-paid subscriptions, which they can either market or contribute to their small business customers, because no volume sales occurred. E-Commerce website design fees, which are charged for building and maintaining corporate websites or to add the capability for e-commerce transactions, are recognized over the life of the project. Domain name registration fees are recognized over the term of the registration period. Online loan origination fees are charged to provide users online financing options. The Company receives payments for loans or credit provided.

Professional service fees are recognized over the term of the consulting engagement as services are performed, which is typically one to three months. Advance payments for consulting services, if billed and paid prior to completion of the project, are recorded as deferred revenue when received. If the fees are not fixed or determinable, revenue is recognized as work is performed and billed. In determining whether the professional service fees can be accounted for separately from subscription and support revenues, the following factors are considered for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists of the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.

Syndication fees consist primarily of fees charged to syndication partners to create and maintain a customized private-label site and ongoing support, maintenance and customer service. Syndication agreements typically include an advance fee and monthly hosting fees. Integration fees consist primarily of fees charged to integration partners to integrate their products into the Company’s platform. Amounts that have been invoiced are recorded as accounts receivable and in deferred revenue and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes online. Syndication, integration and support contracts typically provide for early termination only upon a material breach by either party that is not cured in a timely manner. If a contract terminates earlier than its term, the remaining deferred revenue is recognized upon termination. It is possible that the estimates of expected duration of customer contract lives may change and the period over which such revenues are amortized could be adjusted. Any such change in specified contract lives could affect future results of operations.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of the fee from integration agreements is received upfront. Customers are generally invoiced in annual or monthly installments and typical payment terms provide that customers pay within 30 days of invoice. In general, billings are collected in advance of the service period.

OEM revenues are recorded based on the greater of actual sales or contractual minimum guaranteed royalty payments. The Company records the minimum guaranteed royalties monthly and receives payment of the royalties on a quarterly basis, thirty days in arrears. To the extent actual royalties exceed the minimum guaranteed royalties, the excess is recorded in the quarter the Company receives notification of such additional royalties.

Barter Transactions - Barter revenue relates to syndication and integration services provided to business customers in exchange for advertising in the customers' trade magazines and on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month the services and advertising are exchanged. The Company applies APB 29, Accounting for Non-Monetary Transactions, the provisions of EITF 93-11, Accounting for Barter Transactions Involving Barter Credits, and EITF 99-17, Accounting for Advertising Barter Transactions and, accordingly, recognizes barter revenues only to the extent that there have been similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. To date the amount of barter revenue to be recognized has been more objectively determinable based on integration and syndication services provided. For revenue from integration and syndication services provided for cash to be considered similar to the integration and syndication services provided in barter transactions, the services rendered must have been in the same media and similar term as the barter transaction. Further, the quantity or volume of integration or syndication revenue received in a qualifying past cash transaction can only evidence the fair value of an equivalent quantity or volume of integration or syndication revenue received in subsequent barter transactions. In other words, a past cash transaction can only support the recognition of revenue on integration and syndication contracts transactions up to the dollar amount of the cash transactions. When the cash transaction has been used to support an equivalent quantity and dollar amount of barter revenue, that transaction cannot serve as evidence of fair value for any other barter transaction. Once the value of the barter revenue has been determined, the same revenue recognition principles are followed that apply to cash transactions with unearned revenues being deferred as described more fully above. At the time the barter revenue is recorded, an offsetting pre-paid barter advertising asset is recorded. This pre-paid barter advertising asset is amortized to expense as advertising services are received such as when an advertisement runs in a magazine. Barter revenues totaled approximately $103,000, $424,000, and $113,000 in 2006, 2005, and 2004, respectively.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash - Under the terms of a promissory note between Smart Commerce and Fifth Third Bank, $250,000 on deposit at Fifth Third Bank serves as loan collateral and is restricted. Such restricted cash is scheduled to be released from the restrictions in three equal installments of approximately $83,000, on June 30, 2007, December 31, 2007 and June 30, 2008, if the Company meets certain debt covenants regarding operating metrics for Smart Commerce.

Allowance for Doubtful Accounts - The need for an allowance for doubtful accounts is evaluated based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on an assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has recorded an allowance of approximately $65,000, zero, and zero as of December 31, 2006, 2005 and 2004, respectively.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, cash balances may exceed the FDIC insurable limits of $100,000. See Note 13 - “Major Customers and Concentration of Credit Risk” for further discussion of risk within accounts receivable.

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

Software Development Costs - SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. During 2005, the Company acquired certain rights to an accounting software application that has been integrated with its OneBiz SM platform, but is still under development. All amounts related to the development and modification of this engine have been expensed as research and development costs. The remaining portion of the software assignment and development fees is expected to be earned and payable during 2007.

SFAS No. 2, Accounting for Research and Development Costs, establishes accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs to enhance existing products or costs incurred after the general release of the service using the product are expensed in the period they are incurred.

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

Intangible Assets - Intangible assets consists primarily of assets obtained through the acquisitions of Computility, Inc. (“Computility”) and iMart Incorporated (iMart”). Those acquired assets include customer bases, technology, non-compete agreements, work forces in place and goodwill. The Company also has several patents, copyrights and trademarks related to products, names and logos used throughout the product lines. All assets are amortized over their estimated useful lives with the exception of work forces in place and goodwill which are deemed to have indefinite lives and are not amortized.

Fair Values - The fair values of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate the carrying values due to the short period of time to maturity.

Advertising Costs - All advertising costs are expensed as incurred. Advertising expense during 2006, 2005, and 2004 was $49,000, $403,669 and $170,774, respectively. The 2006 period includes $38,000 of barter advertising expense. The 2005 period included $273,751 of barter advertising expenses. The 2004 period included $205,833 of barter advertising expenses and a credit of $58,400 related to prior advertising activities. .

Net Loss per Share - Basic loss per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of redeemable preferred stock, stock options and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of redeemable preferred stock, stock options and warrants, totaling 2,360,100, 2,791,500, and 2,405,078 shares on December 31, 2006, 2005 and 2004, respectively, are excluded from the calculation of common equivalent shares as the impact was anti-dilutive.

Stock-Based Compensation - Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Stock options are generally granted at prices equal to the fair value of the Company’s common stock on the grant dates. Accordingly, no compensation expense was recorded in 2005 and 2004. Had compensation expense been recognized consistent with the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, net loss attributed to common stockholders and net loss attributed to common stockholders per share for the years ended December 31, 2005 and 2004 would have been changed to the pro forma amounts indicated below:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net loss attributed to
common stockholders:
As reported	$(15,590,609)	$(8,319,049)
Add: Compensation cost
recorded at intrinsic
Value	-	161,000
Less: Compensation cost using
the fair value method	(581,494)	(455,301)
Pro forma	$(16,172,103)	$(8,613,350)

	Year Ended December 31, 2005	Year Ended December 31, 2004
Reported net loss attributed to
common stockholders:
Basic and diluted	$(1.20)	$(0.82)

Pro forma net loss per share:
Basic and diluted	$(1.25)	$(0.84)

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) using the Modified Prospective Approach. Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments that are granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Upon adoption, the Company recognized the stock-based compensation of previously granted share-based options and new share based options under the straight-line method over the requisite service period. Total stock-based compensation expense recognized under SFAS No. 123R, was approximately $780,000 for the year ended December 31, 2006. No stock-based compensation was capitalized in the consolidated financial statements.

The fair value of option grants under the Company’s equity compensation plan and other stock option issuances during the years ended December 31, 2006, 2005 and 2004 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	150%	60.20%	0.00%
Risk free interest rate	4.56%	4.25%	4.23%
Expected lives (years)	4.7	9.5	8.9

Management Estimates - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expense for the period then ended. Certain estimates made pertain to allowance for doubtful accounts, returns, and litigation reserves. Actual results could differ from those estimates.

Reclassifications - Certain 2005 balances have been reclassified to conform with their 2006 presentation. These reclassifications did not result in a change to total assets, total liabilities, equity or net loss as previously reported.

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

The following table shows the Company's financial results by reportable segment for the year ended December 31, 2006:

	Smart Online	Smart Commerce	Consolidated

REVENUES:
Integration fees	$182,660	$-	$182,660
Syndication fees	218,386	-	218,386
Subscription fees	73,978	1,830,214	1,904,192
Professional services fees	-	1,269,300	1,269,300
Other Revenues	38,114	32,238	70,352
Total Revenues	513,138	3,131,752	3,644,890

COST OF REVENUES	58,560	270,951	329,511

OPERATING EXPENSES	6,864,287	1,816,704	8,680,991

OPERATING INCOME (LOSS)	(6,409,709)	1,044,097	(5,365,612)

OTHER INCOME (LOSS)	2,899,310	(31,842)	2,867,468

DISCONTINUED OPERATIONS	(2,525,563)	-	(2,525,563)

NET INCOME/(LOSS) BEFORE INCOME TAXES	$(6,035,962)	$1,012,255	$(5,023,707)

TOTAL ASSETS	$6,554,944	$878,065	$7,433,009

4.    MARKETABLE SECURITIES

As of December 31, 2004, marketable securities consisted of the following:

	Amortized Cost	Fair Value
Municipal bonds - redeemed February 2005	$395,000	$395,000

The Company did not hold any marketable securities as of December 31, 2006.

5.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2006	December 31, 2005
Office equipment	$88,715	$144,290
Furniture and fixtures	7,125	7,125
Computer software	552,585	550,775
Computer hardware and equipment	803,225	746,499
Automobiles	29,504	29,504
	1,481,154	1,478,193
Less accumulated depreciation	(1,300,794)	(1,261,224)
Property and equipment, net	$180,360	$216,969

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $79,313, $150,204 and $47,167, respectively.

6.    INTANGIBLE ASSETS

Intangible assets consist primarily of intangibles acquired during the Computility and iMart acquisitions in October 2005 (See Note 17 - “Acquisitions & Dispositions” for details on intangible assets sold during 2006). In addition to these assets acquired, the Company has copyrights and trademarks related to products, names and logos used throughout the product lines. The assets acquired through the acquisitions include customer bases, technology, non-compete agreements, trade names, workforces in place and goodwill. Trade names, work forces in place and goodwill are not subject to amortization and for the purpose of presentation, work forces in place are combined with goodwill.

Asset Category	Value Assigned	Residual Value	Weighted Avg Useful Life	Accumulated Amortization	Carrying Value
Customer Base	$ 1,944,347	$0	5.9	$ 405,525	$ 1,538,822
Technology	$ 501,264	$0	3	$ 201,898	$ 299,366
Non-Compete	$ 891,785	$0	3.9	$ 279,706	$ 612,079
Copyright & Trademark	$ 50,339	$0	10	$ 38,629	$ 11,710
Trade Name *	$ 1,155,500	n/a	n/a	n/a	$ 1,155,500
Work Force & Goodwill *	$ 2,696,642	n/a	n/a	n/a	$ 2,696,642
TOTALS	$ 7,239,877			$ 925,758	$ 6,314,119

* Trade Name and Work Force & Goodwill are not subject to amortization and are deemed to have an indefinite life in accordance with SFAS No. 142 - Goodwill and Other Intangible Assets.

Intangible assets acquired, excluding goodwill, were valued based on the results of an independent valuation performed by a certified appraiser. Goodwill was calculated as the difference between the purchase price of the acquisition (which was negotiated in an arms-length transaction) and the value of the identifiable tangible and intangible assets acquired. Trademarks and copyrights were capitalized using the costs of all legal and application fees incurred.

For the years ended December 31, 2006, 2005 and 2004, the aggregate amortization expense on the above intangibles was approximately $702,886, $260,788 and $4,365, respectively. The estimated aggregate amortization expense for the years ended December 31, 2007 through 2011 will be approximately $737,457, $695,147, $469,253, $200,639 and $200,639 for each respective year. All intangible assets are amortized using the straight-line method over their estimated useful lives.

7..    DEFERRED COMPENSATION

Certain officers of the Company deferred a portion of their compensation, including commissions and interest charges on previously earned but unpaid compensation, from the second quarter of 2001 until September, 2003. In October 2003, these salary deferrals plus interest were converted to promissory notes (the “2003 Notes”) in the aggregate amount of $1,049,765. These notes were payable on or before May 31, 2004 and bore interest at a rate of 15% per annum. During the fourth quarter of 2003 and the first quarter of 2004, these officers deferred an additional $141,771. Additionally, during this period $50,135 of the original notes payable were repaid. In April 2004, the holders of the 2003 Notes agreed to exchange the existing notes for new promissory notes payable on or before December 31, 2005 ("2004 Notes"). The principal amount of the 2004 Notes, $1,141,401, included the unpaid principal from the original notes plus the subsequent deferrals. Subsequently during 2004, $191,624 was repaid against the 2004 Notes and an additional $2,302 of compensation was deferred. The 2004 Notes bore interest at a rate of 15% per annum through June 1, 2004 at which time the holders voluntarily reduced the rate to 8% per annum. On April 30, 2004, the 2004 Notes were extended until May 31, 2005, but later during 2004 the officers entered into standstill agreements not to demand payment until June 30, 2006. The standstill agreement was again amended on December 22, 2004, to provide that demand for payment could be made upon the earlier of June 30, 2006 or the closing after January 1, 2005 of a financing with gross proceeds to the Company of $2,000,000 or more. After the Company raised $2,500,000 from a sale of securities to a foreign investor in February 2005, it paid in full the $949,777 of deferred compensation, plus all accrued interest of $154,288, and cancelled the related promissory notes to these officers.

8.    LOANS

During 2000, the Company borrowed $125,000 from a stockholder, David Williams. The loan accrued interest at a rate of 8.0% per annum and was repaid in March 2004 including accrued interest of $33,534.

During 2002, William Furr, a relative of one of the Company’s officers, loaned the Company $270,000. In consideration for this loan, the Company issued 20,000 shares of restricted stock to this individual without additional consideration by Mr. Furr. The value of these shares was not significant. Subsequently during 2002, the Company repaid $225,000 of this indebtedness. In 2003, it borrowed an additional $190,000 from this individual and repaid $10,000. In consideration for extending the term of the 2002 borrowings and for loaning the additional $190,000, the Company issued this individual an additional 150,000 shares of common stock. It recorded interest expense of $75,000 in 2003 and 2004 related to this issuance. In addition, this note accrued interest at a rate of 15% per annum. In March 2004, the Company repaid this indebtedness in full plus accrued interest of $10,264.

9.    NOTES PAYABLE

On November 9, 2006, Smart Commerce entered into a loan agreement with Fifth Third Bank. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be repaid in 24 monthly installments of $75,000 plus interest beginning in December 2006. The interest rate is prime plus 1.5% as periodically determined by Fifth Third Bank. The loan is secured by all of the assets of Smart Commerce, including a cash security account of $250,000 and all of Smart Commerce’s intellectual property. The loan is guaranteed by the Company and such guaranty is secured by all the common stock of Smart Commerce. Under the terms of the loan agreement, Smart Commerce established a lock box account with Fifth Third Bank, but has the right to use the amounts deposited in the account for any purpose not inconsistent with the loan agreement and related documents so long as no event of default exists and is continuing. Such restricted cash is scheduled to be released from the restrictions in three equal installments of approximately $83,000, on June 30, 2007, December 31, 2007 and June 30, 2008, if the Company meets certain debt covenants regarding operating metrics for Smart Commerce.

On November 14, 2006, the Company entered into a revolving credit arrangement with Wachovia Bank, NA ("Wachovia") for $1.3 million which can be used for general working capital. Any advances made on the line of credit are to be paid off no later than August 1, 2007, with monthly payments of accrued interest on any outstanding balance commencing on December 1, 2006. The interest shall accrue on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. The line of credit is secured by the Company’s deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $1,300,000 issued by HSBC Private Bank (Suisse) S.A. with Atlas Capital, S.A. (“Atlas”), a current stockholder, as account party. Atlas and the Company have separately agreed that in the event of a default by the Company in the repayment of the line of credit that results in the letter of credit being drawn, it shall reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At the sole discretion of the Company, these payments to Atlas may be made in cash or by issuing shares of the Company’s common stock at a set per share price of $2.50. As of December 31, 2007, the unused line of credit with Wachovia was $698,000.

As of December 31, 2006, the Company had Notes Payable totaling $3,664,631. The detail of these notes is as follows:

Note Description	S/T Portion	L/T Portion	Total	Maturity	Rate
iMart Purchase Price Note	$ 601,435	$ -	$ 601,435	Jan 2007	8.0%
iMart Non-Compete Note	378,526	-	378,526	Oct 2007	8.0%
Acquisition Fee - iMart	209,177	-	209,177	Oct 2007	8.0%
Acquisition Fee - Computility	148,493	-	148,493	Mar 2007	8.0%
Fifth Third Note	900,000	825,000	1,725,000	Nov 2008	Prime + 1.5%
Wachovia Credit Line	602,000	-	602,000	Aug 2007	Libor + 0.9%
TOTALS	$2,839,631	$825,000	$3,664,631

As of December 31, 2006, the prime rate was 8.25% and LIBOR was 5.32%.

The five-year schedule of note maturity is as follows:

2007:	$2,839,631
2008:	825,000
TOTAL:	$3,664,631

Prior to the purchase of Computility and for the period following the acquisition, new customer contracts were typically factored to provide working capital. Subscription financing payable represents the amount of customer contracts that had been factored. Contracts were typically factored with 30 to 36 months remaining. In February 2005, Computility entered into a Floor Plan Agreement with a finance company that provided additional debt financing of $150,000 for working capital. The debt was secured by subscription revenues and was required to be repaid in 12 equal monthly installments beginning in March 2006. Interest was at the corporate prime rate plus 4%. The Company assumed this debt as part of the October 2005 acquisition (asset purchase) of Computility. As part of the sale of substantially all of the assets of Smart CRM in September 2006, both of these liabilities were assumed by the purchaser.

10.    LEASES

Operating Leases - The Company leases two facilities, one in Iowa and one in North Carolina, under renewable operating lease agreements which current terms expire in October 2008 and October 2007, respectively. As of December 31, 2006, future annual minimum operating lease payments are as follows:

2007	$128,000
2008	$15,000
Total	$143,000

Rent expense for the years ended December 31, 2006, 2005, and 2004 was $258,623, $251,800 and $99,606, respectively.

11.    STOCKHOLDERS' DEFICIT

Corporate Reorganization

During the first quarter of 2004, the Company completed a corporate reorganization of its capital stock, which eliminated its Series A Preferred Stock. All holders of Series A Preferred Stock who participated in the reorganization received 2.218 shares of common stock for each share of Series A Preferred Stock they held prior to the reorganization, and also received the right to receive cash payments from the Company equal to a percentage of the net proceeds the Company raised in excess of $5 million of net proceeds from sales of equity securities and convertible debt securities during calendar year 2004. The Company received net proceeds of $4,763,644 from the sale of equity and convertible debt securities during calendar year 2004, and therefore had no liability to the former holders of Series A Preferred Stock.

Participating holders of Series A Preferred Stock who signed the Reorganization Agreements also agreed to transfer restrictions on a portion of the common stock they received in the reorganization that include, among other restrictions, a “lock-up” agreement preventing the sale or transfer of the shares (other than transfers to certain related parties). Pursuant to the lock-up agreement commencing October 1, 2005 through September 30, 2006 each holder could transfer up to 8.5% of such holder's shares that are subject to the restrictions during each calendar month. The Reorganization Agreements also contained mutual releases by the Company and participating holders of Series A Preferred Stock.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2006, it had 15,379,030 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

During the first half of 2004, following the conversion of its Series A Preferred Stock as described above, the Company sold 999,141 shares of common stock to new and existing stockholders at a purchase price of $3.50 per share, resulting in gross proceeds of $3,496,994. It incurred issuance costs of $163,350 related to these sales, including $31,000 paid to an officer of the Company. As an inducement to one of the investors that participated in this round of financing, an officer of the Company and a stockholder entered into a Put Agreement, dated March 10, 2004, with the investor. The Company was not a party to this agreement, but this agreement was entered into at the time of the investment into the Company to provide comfort to the investor that the Company would fulfill its obligation to cause its common stock to be publicly traded. The Put Agreement gave the investor the right to require the grantors to purchase for $2.2 million the 628,571 shares of common stock and warrants to purchase 188,571 shares of common stock held by the investor. The Put Agreement could have been exercised at the sole discretion of the investor during the month of March 2005 or during the month of March 2006. The Put Agreement terminated and the put option cannot be exercised after (i) the common stock of the Company is listed or quoted for public trading, or (ii) the Company’s stockholders vote to approve any action reasonably necessary to cause the Company’s common stock to be publicly traded, but the aforementioned investor votes against the action, or (iii) the aforementioned investor transfers any of its common stock or warrants to a third party.  The Put Agreement cannot be assigned and terminates if the investor transfers the securities covered by the Put Agreement. As a result the registration of the Company’s common stock, this Put Agreement was cancelled in March 2005.

On August 6, 2004, the Company made a rescission offer to stockholders who purchased 999,141 shares of common stock and warrants to acquire an additional 288,638 shares of common stock for $3.50 per share in a private placement conducted during March through June of 2004. The rescission offer was made because in connection with the audit of its financial statements and due diligence review of information in connection with the registration of shares sold in the private placement described above, the Company identified certain inaccuracies and omissions in the information it provided to investors in the private placement. These inaccuracies and omissions included changes to how the Company recognized revenue, establishing reserves for contingent liabilities, inventory, accounts receivable, and equipment write downs and other accounting adjustments, failing to disclose the effects of anti-dilution provisions after dilutive issuances and failure to disclose information about customers, discounting, promotions and other product price information. In the rescission offer, the Company offered to repurchase all the shares and warrants sold in the private placement for the original purchase price, plus interest, and afforded stockholders a thirty-day period in which to accept the rescission offer. One stockholder accepted the rescission offer and the Company paid that stockholder $102,610 as payment in full of the purchase price, including interest thereon of $2,608 in exchange for 28,572 shares of common stock and warrants to purchase 7,500 shares of common stock. No other stockholders accepted the rescission offer and all stockholders to whom the offer was made executed and delivered releases for any potential liabilities arising out of disclosures made by the Company in the private placement.

In connection with the private placement conducted during March through June of 2004, the Company and the investors executed registration rights agreements. This registration rights agreement required the Company to pay investors 2% of their investment for each thirty-day period after July 1, 2004 in which the Company failed to file a registration statement registering shares sold in the private placement, which amount is prorated for partial 30-day periods. The registration rights agreements provided that the Company could choose to pay this by issuing shares of its common stock in lieu of cash, which it chose to do. On September 29, 2004, the Company issued 58,226 shares of its common stock to satisfy amounts that accrued through September 29, 2004 at the rate of one share for each $3.50 of accrued penalty liability. The Company recorded the issuance of these shares, at the fair value of $206,085, as a dividend to the respective stockholders.

During August and September 2004, the Company sold 290,000 shares of its common stock to new and existing investors in a private placement for a price of $5.00 per share resulting in gross proceeds of $1,450,000. The Company incurred issuance costs of $20,000 related to these sales and also incurred $31,000 in consulting expense that was paid to an officer of the Company related to this financing. As an inducement to one of the investors that participated in this round of financing, an officer of the Company and a stockholder entered into a Put Agreement dated August 13, 2004 with the investor. The Company was not a party to this agreement, but this agreement was entered into at the time of the investment in the Company to provide comfort to the investor that the Company would fulfill its obligation to cause its common stock to be publicly traded. The Put Agreement gave the investor the right to require the grantors to purchase 100,000 shares of common stock held by the investor for $500,000. The Put Agreement could have been exercised at the sole discretion of the investor during the month of March 2005 or during the month of March 2006. The Put Agreement terminates and the put option cannot be exercised after (i) the common stock of the Company became listed or quoted for public trading, or (ii) the stockholders of the Company vote to approve any action reasonably necessary to cause the Company's stock to be publicly traded, but the aforementioned investor votes against the action, or (iii) the aforementioned investor transfers any of its common stock or warrants to a third party.  The Put Agreement cannot be assigned and terminates if the investor transfers the securities covered by the Put Agreement. As a result of the Company registering its common stock, this put agreement was cancelled in March 2005.

During February and March 2005, the Company sold 500,000 and 80,000 shares of common stock, respectively, to foreign investors in sales exempt under Regulation S. The February and March 2005 stock sales resulted in gross proceeds of $2,500,000 and $400,000, respectively. A portion of those funds was used to repay deferred compensation, including interest thereon, as more fully discussed in Note 7. In connection with this financing, the Company incurred stock issuance costs of $290,000 to an entity that is an existing stockholder. Concurrent with the sale of common stock, the Company issued warrants to purchase 50,000 shares of common stock to this investor in consideration for the investor agreeing to certain restrictions on their ability to sell the shares. These warrants have an exercise price of $5.00 per share and terminate on January 1, 2007. During February 2005, the Company raised an additional $125,000 in gross proceeds from the sale of 25,000 shares of common stock at $5.00 per share in a private placement.

During the third quarter of 2005, the Company sold 786,642 shares of its common stock to new and existing investors for a price of $5.50 per share resulting in gross proceeds of $4,326,531. In connection with this financing, the Company incurred stock issuance costs of $340,525 to an entity introduced to it by an existing stockholder, Doron Roethler. Additionally, in connection with these offerings, the Company entered into Registration Rights Agreements with these stockholders under which the Company is required to file a registration statement with the SEC to register the shares sold in the offering no later than September 30, 2005. As of December 31, 2006, the Company had accrued $465,347 of registration rights penalties which the Company expects to pay in stock. The accrual of this penalty has been treated as a period cost as part of general and administrative expenses.

During 2005, the Company paid a bonus of 4,200 shares of its common stock to non-officer employees. The Company recorded approximately $40,000 of compensation expense related to this bonus payment.  The expense associated with the stock bonus was calculated based upon the fair market value of the common stock on the date the bonus was awarded.

On March 30, 2006, the Company sold 400,000 shares of its common stock to Atlas, an existing stockholder, for a price of $2.50 per share resulting in gross proceeds of $1,000,000. The Company incurred immaterial issuance costs related to this stock sale. As part of this sale, Atlas received contractual rights to purchase shares at a lower price should the Company enter into a private placement agreement in the future in which the Company sells shares of common stock for less than $2.50 per share.

On May 31, 2006, the Company entered into a Settlement Agreement with General Investments Capital, Ltd. (“GIC”) with respect to a Consulting Agreement, dated October 26, 2005. Under the Consulting Agreement, GIC was to receive 625,000 shares of the Company's common stock (the “GIC Shares”) and a cash payment of $250,000 (the “GIC Cash Fee”) for investor relations consulting services. The Company paid the entire GIC Cash Fee, and the GIC Shares were, but never delivered. Under the Settlement Agreement, GIC agreed, in part, to release its claim to the GIC Shares, but retained the GIC Cash Fee as consideration for services performed under the Consulting Agreement and for entering into the Settlement Agreement. The parties also mutually released each other from any additional payment or services under the Consulting Agreement. The Company recorded a gain of $1,562,500 related to this settlement.

On June 29, 2006, the Company sold 400,000 shares of its common stock to Atlas for a price of $2.50 per share resulting in gross proceeds of $1,000,000. The Company incurred immaterial issuance costs related to this stock sale.

On July 6, 2006, the Company sold 100,000 shares of common stock to the Blueline Fund (“Blueline”), an existing investor for a price of $2.50 per share resulting in gross proceeds of $250,000. The Company incurred immaterial issuance costs related to this stock sale.

In August 2006, the Company sold an aggregate of 100,000 shares of its common stock to Blueline and Phillippe Pouponnot, for a price of $2.50 per share, resulting in gross proceeds of $250,000. The Company incurred immaterial issuance costs related to these stock sales.

On August 30, 2006, the Company entered into a Settlement Agreement with Berkley Financial Services, Ltd. (“Berkley”) with respect to a Consulting Agreement, dated October 26, 2005. Under the Consulting Agreement, Berkley was to receive 625,000 shares of the Company's common stock (the “Berkley Shares”) and a cash payment of $250,000 (the “Berkley Cash Fee”) for investor relations consulting services. The Company paid the entire Berkley Cash Fee, and the Berkley Shares were issued, but never delivered. Under the Settlement Agreement, Berkley agreed, in part, to release its claim to the Berkley Shares, but retained the Berkley Cash Fee as consideration for services performed under the Consulting Agreement and for entering into the Settlement Agreement. The parties also mutually released each other from any additional payment or services under the Consulting Agreement. The Company recorded a gain of $1,562,500 related to this settlement.

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series.

In March 2004, the outstanding shares of the Company's Series A Preferred Stock were converted to common stock pursuant to a plan of reorganization approved by the Company's Board of Directors and stockholders. The carrying value of $19,724,839 for the Series A Preferred Stock at date of conversion was re-classed to common stock and additional paid-in capital. The Series A Preferred Stock was convertible into common stock at an initial rate of one share of common stock for each share of Series A Preferred Stock but the conversion rate increased to approximately 1.22 shares of common stock for each share of Series A Preferred Stock at the time of conversion pursuant to weighted average antidilution provisions. Additionally, the Series A Preferred Stock had a non-cumulative dividend rate of $0.35 per quarter, a liquidation preference of $15.12 per share, plus declared unpaid dividends, was entitled to cast one vote for each share of common stock into which it was convertible voting as a single class with the common stock, had class voting rights with respect to certain major corporate events and was redeemable at the option of its holders after August 31, 2004 for a price equal to $14 per share, plus 7% compounded annually. There were no shares of Preferred Stock outstanding at December 31, 2006.

In connection with the 2004 conversion of the Series A Preferred Stock, the Company offered an inducement of one share of common stock in exchange for contractual commitments in addition to the contractual conversion noted in the preceding paragraph. In accordance with SFAS No. 84, Induced Conversions of Convertible Debt, the Company recorded the $3.2 million premium as a charge to arrive at net loss available to common stockholders.

Warrants

On September 3, 2004, Bank One exchanged a warrant for 100,000 shares of common stock of the Company, which were issued to J P Morgan Chase & Co., an affiliate of Bank One. The fair value of the shares issued was $350,000 which was recorded as an expense in the 2004 statement of operations.

During 2004, the Company issued warrants to purchase an aggregate of 288,638 shares of common stock (7,500 of which were cancelled as part of the rescission offer previously described) to stockholders in connection with the 2004 common stock issuance previously described. These warrants have an exercise price of $3.50 per share. During November 2004, warrants to purchase 2,460 shares of common stock at $3.50 per share were exercised resulting in proceeds of $8,610.

During February 2005, a consulting firm that was issued warrants to purchase 350,000 shares of common stock in November 2003 acquired 50,000 shares of the Company's common stock as a result of the cashless exercise of warrants. Warrants to purchase 67,568 shares of common stock were cancelled in this cashless exercise. The fair market value of the Company's common stock at the time of exercise was $5.00. During May 2005, this same consulting firm acquired 48,617 shares of the Company's common stock as a result of the cashless exercise of warrants. Warrants to purchase 62,432 shares of common stock were cancelled in this cashless exercise. The fair market value of the Company's common stock at the time of exercise was $5.875.

During 2005, holders of warrants to purchase 355,428 shares of common stock exercised their warrants resulting in gross proceeds to the Company of $1,175,998. The warrants had exercise prices that ranged from $1.30 to $5.00 per share.

During 2006, holders of warrants to purchase 17,000 shares of common stock exercised their warrants resulting in gross proceeds to the Company of $22,100. The warrants had an exercise price of $1.30 per share.

All the foregoing warrants contain cashless exercise provisions, and as of December 31, 2006, all had either been exercised or expired.

Stock Option Plans

2004 Equity Compensation Plan

The Company adopted its 2004 Equity Compensation Plan (the “2004 Plan”) as of March 31, 2004. The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, and other direct stock awards to employees (including officers) and directors of the Company as well as to certain consultants and advisors. The total number of shares of common stock reserved for issuance under the 2004 plan is 5,000,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar capital change.

During the second quarter of 2004, the Company granted options to purchase 394,000 shares of common stock to its employees and officers at an exercise price of $3.50 per share. Additionally, during May 2004, the Company issued options to purchase 50,000 shares of common stock to a consultant at an exercise price of $3.50 per share. The fair value of the options at the grant date was not significant.

On July 1, 2004, the Company granted options to purchase 75,000 shares of common stock to an officer of the Company. This option had an exercise price of $3.50 per share and a term of ten years. The fair value of the option, issued to the consultant, at the grant date was not significant.

During the third quarter of 2004, the Company granted options to purchase 80,000 shares of common stock under the 2004 Plan to members of the Company's advisory committee. These options had an exercise price of $3.50 per share, a term of five years, and vest 12.5% per meeting each committee member attends. The Company recorded consulting expense of $6,034 during 2004 related to these options.

During November 2004, the Company granted options to purchase 6,000 shares of common stock under the 2004 Plan to a consultant. These options had an exercise price of $5.00 per share, a term of ten years, and vested and became exercisable on December 1, 2004. The Company recorded consulting expense of $1,495 during the fourth quarter of 2004 related to these options.

During April 2005, the Company granted options to purchase 180,000 shares of common stock to a consultant, 34,000 shares of common stock to new Board members, 25,000 shares to an officer, and 2,500 shares to an employee. All options were granted at an exercise price of $5.00 per share.

During July 2005, the Company granted options to purchase 721,250 shares of common stock to employees and officers and an additional 20,000 options to members of the Board of Directors. These options contain an exercise price of $8.61 per share. Also during July 2005, options to purchase 150,000 shares at a weighted average exercise price of $5.00 per share expired unexercised.

At December 31, 2006, options to purchase 1,494,200 shares of common stock were outstanding under the 2004 Plan with a weighted-average exercise price of $6.14 per share.

2001 Equity Compensation Plan

The Company adopted the 2001 Equity Compensation Plan (the “2001 Plan”) as of May 31, 2001. The 2001 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, and other direct stock awards to employees (including officers) and directors of the Company as well as to certain consultants and advisors. The total number of shares of common stock reserved for issuance under the 2001 Plan is 870,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar change.

During February 2004, the Company granted options to purchase 150,000 shares of common stock to two officers of the Company at an exercise price of $1.30 per share. The Company recorded $161,000 of compensation expense during 2004 related to the grant of these options.

At December 31, 2006, options to purchase 670,000 shares of common stock were outstanding under the 2001 Plan. As of April 15, 2004, the Company cannot make any further grants under the 2001 Plan.

1998 Stock Option Plan

The Company adopted the 1998 Equity Compensation Plan (the “1998 Plan”) as of November 12, 1998. The 1998 Plan provides for the grant of options intended to qualify as “incentive stock options,” and options that are not intended to so qualify or “nonstatutory stock options.” As of December 31, 2006, the total number of shares of common stock reserved for issuance under the 1998 Plan is 288,900 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar change. Options to purchase 21,200 shares were outstanding under the 1998 Plan at December 31, 2006. As of April 15, 2004, the Company may not make any further grants under the 1998 plan.

Additional Options Granted

Additionally, at December 31, 2006, options to purchase 250,000 shares of common stock issued in the third quarter of 2005 were outstanding outside any of the aforementioned stock option plans.

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

A summary of the status of the plan and other stock option issuances as of December 31, 2004, 2005 and 2006, and changes during the periods ended on these dates is as follows:

	Shares	Weighted Average Exercise Price

BALANCE, January 1, 2004	1,358,900	$3.16
Granted	755,000	$3.07
Forfeited	(345,000)	$4.12
BALANCE, December 31, 2004	1,768,900	$2.78
Granted	1,535,950	$7.98
Exercised	(16,500)	3.50
Forfeited	(560,400)	$3.61
BALANCE, December 31, 2005	2,727,950	$5.34
Granted	256,500	$7.61
Forfeited	(624,350)	$7.13
BALANCE, December 31, 2006	2,360,100	$5.33

The following table summarizes information about stock options outstanding at December 31, 2006:

				Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$ 1.30 - $ 1.43	595,000	3.0	$ 1.41	595,000	$ 1.41
$ 2.50 - $ 3.50	512,500	8.2	$ 3.39	322,540	$ 3.49
$ 5.00	252,400	8.8	$ 5.00	170,400	$ 5.00
$ 7.00	153,000	9.7	$ 7.00	53,000	$ 7.00
$ 8.61 - $ 9.00	586,000	9.5	$ 8.70	88,900	$ 8.61
$ 9.60 to $ 9.82	261,200	2.5	$ 9.82	110,240	$ 9.82

At December 31, 2006, there remains $2,529,044 of unvested expense yet to be recorded related to all options outstanding. Information, based on the date of issuance, regarding options for the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year Ended December 31, 2006
Exercise price exceeds market price	-	-	-
Exercise price equals market price	256,500	$7.61	$6.97
Exercise price is less than market price	-	-	-

The number of options exercisable at December 31, 2006, 2005 and 2004 were 1,340,080, 1,057,698 and 1,367,560, respectively. The weighted average exercise price was $5.33 at December 31, 2006

Dividends - The Company has not paid any cash dividends through December 31, 2006.

12.    INCOME TAXES

The Company accounts for income taxes under the asset and liability method in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

The balances of deferred tax assets and liabilities are as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
Net current deferred income tax assets relate to:
Depreciation	$159,000	$6,000	$3,000
Stock Based Expenses	226,000	226,000	226,000
Net operating loss carryforwards	14,275,000	13,111,000	11,015,000
Total	14,660,000	13,343,000	11,244,000
Less valuation allowance	14,660,000	13,343,000	11,244,000
Net current deferred income tax	$-	$-	$-

Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Statutory federal tax rate	34%	34%	34%
Tax benefit computed at statutory rate	$(1,708,000)	$(5,257,000)	$(908,000)
State income tax benefit, net of federal effect	(229,000)	(704,000)	(121,000)
Change in valuation allowance	1,317,000	2,140,000	927,000
SFAS No. 123R permanent difference	265,000	-	-
Investor relations shares permanent difference	(1,205,000)	3,808,000
Book loss in excess of tax on disposal of assets	1,425,000	-	-
Other adjustments	-	-	77,000
Other permanent differences	135,000	13,000	25,000
Total	$-	$-	$-

As of December 31, 2006, the Company had U.S. federal net operating loss (“NOL”) carryforward of approximately $38 million, which expires between 2009 and 2020. For state tax purposes, the NOL expires between 2009 and 2020. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company's ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

13.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by ongoing credit evaluation processes, relatively short collection terms and the nature of the Company's syndication partner client base, primarily mid and large size public corporations with significant financial histories. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends and other information.

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues:

		Year Ended December 31, 2006
		Revenues	% of Total Revenues
Customer A	Professional Services	$1,011,181	27.7%
Customer B	Subscription	1,649,703	45.3%
Others	Various	984,006	27.0%
Total		$3,644,890	100.0%

		Year Ended December 30, 2005
		Revenues	% of Total Revenues
Customer B	Subscription	$319,874	14.8%
Others	Various	1,835,551	85.2%
Total		$2,155,425	100.0%

		Year Ended December 30, 2004
		Revenues	% of Total Revenues
Customer C	Integration	$330,050	32.9%
Others	Various	672,920	67.1%
Total		$1,002,970	100.0%

One customer accounted for substantially all of the accounts receivable at December 31, 2004. As of December 31, 2005, three customers accounted for 25%, 22%, and 10% of accounts receivable, respectively. As of December 31, 2006, three customers accounted for 47%,26%, and 21% of accounts receivable, respectively.

14.    RELATED PARTY TRANSACTIONS

American Investment Holding Group, Inc., which is wholly owned by two officers of the Company, owned approximately 18.5% of the outstanding common stock of the Company as of December 31, 2006. The same officers also own a controlling interest in other companies.

In February 2005, the Company entered into an investment banking agreement with Berkley whereby Berkley served as nonexclusive agent in connection with the negotiations and closing of one or more transactions with investors outside the United States. Pursuant to this agreement, Berkley was paid approximately $290,000 in cash in 2005. The Company sent a notice of termination of this agreement to Berkley on March 22, 2006. In addition, in October 2005, the Company entered into an investor relations agreement with Berkley, under which Berkley was paid $250,000 and issued 625,000 shares of stock. On August 30, 2006, the Company entered into a Settlement Agreement with Berkley with respect to the investor relations agreement. Under the Settlement Agreement, Berkley agreed, in part, to release its claim to the Berkley Shares, but retained the Berkley Cash Fee as consideration for services performed under the Consulting Agreement and for entering into the Settlement Agreement. The parties also mutually released each other from any additional payment or services under the Consulting Agreement. The Company believes there is a business relationship between Doron Roethler (a stockholder who beneficially owns more than 10% of our stock) and Berkley.

During 2005, the following loans were made by certain investors, consultants and/or stockholders of the Company to the Company’s Chief Executive Officer: (i) $809,736.49 was borrowed from Leon Sokolic, one of our stockholders, (ii) $77,971.20 was borrowed from Atlas, one of our stockholders, (iii) $80,000 was borrowed from Pete Coker, the principal of Tryon Capital, which provided financial consulting services to us and received a warrant and cash fees, and (iv) $296,589 was borrowed from Berkley, which was paid substantial amounts of cash and stock (such stock subsequently being redeemed) from us, including during the period in which Berkley was making loans to our Chief Executive Officer.

In March 2005, the Company entered into a consulting agreement with Hadar, LLC (“Hadar”). David E.Y. Sarna, a member of Hadar, was appointed as a member of the Board of Directors on April 18, 2005, elected Chairman of the Audit Committee of the Board September 13, 2005, and resigned from the Board and all Committees of the Board on June 23, 2006. The Company’s understanding is that Mr. Sarna and Isaac Nussen were and remain partners of Hadar. Under the terms of the consulting agreement, Hadar was to act as a financial advisor to the Company regarding the introduction and evaluation of potential investors. Payment for these services was to be 8% of proceeds for investors who invest $5 million or less, and 6% of proceeds for investors who invest over $5 million. Upon Mr. Sarna's election to the Board of Directors, no further business was conducted between Hadar and the Company. No monies were ever paid to Hadar by the Company, and no monies are payable to the Company. The Company does not believe that Hadar provided services to us under the consulting agreement.

An officer of the Company and a trust established by this officer for the benefit of his children have from time to time provided loans to the Company. During 2003, the Company borrowed $796,568 and repaid $759,165 to these same parties leaving an outstanding liability to the officer and the trust of $47,798 at December 31, 2003. During the first six months of 2004, the Company borrowed an additional $186,335. During 2004, the Company repaid the entire outstanding balance of $234,133. Until October 2003, the Company did not pay any interest on these loans; thereafter the loans accrued interest at a rate of 15.0%.

During 2003 and 2004, the Company contracted with a consulting firm owned by one of its officers to provide strategic international sales and marketing services. Consulting fees of $70,000 and $27,083 were paid during 2004 and 2003, respectively, related to these services. Additionally, the Company paid the same consulting firm $31,000 related to the sale of certain shares of common stock during the first half of 2004. In addition, during the third quarter of 2004, the Company paid this same consultant an additional $31,000 in consulting fees for assisting the Company with obtaining additional equity financing during the quarter.

In March 2004, Smart IL, Ltd. (“SIL”) ceased further development of its technology and laid off its employees. SIL is currently seeking opportunities to license or sell its technology. The Company continues to support this technology on behalf of SIL with the current integration agreement running into October 2006. The revenues derived from this agreement with SIL were recognized as income on a straight-line basis over the life of the agreement. The Company recognized zero, zero and $330,051 of revenue related to the integration, co-development and reseller agreements with SIL during 2006, 2005 and 2004, respectively.

The Company paid $158,384 in 2004 to the Small Business Lending Institute, Inc. (“SBLI”) because SBLI paid the Company’s employees during the first quarter of 2004 while the Company was dealing with a tax matter with the Internal Revenue Service. Tamir Sagie, a former officer of the Company, was also an officer of SBLI, and the Company’s Chief Executive Officer is a minority shareholder of SBLI.

During 2004, the Company borrowed $4,793 from an officer and repaid $91,273 to this officer which included the amount borrowed plus all amounts owed under previous loans. The loans accrued interest at a rate of 15%. During 2004, the Company lent a trust established by an officer $142,860, and the trust repaid the entire balance owed, totaling $181,542. As of December 31, 2005, all borrowings from and loans to the officer and the trust were repaid in full. The Company recorded interest expense of zero and $4,649 during 2005 and 2004, respectively, related to these loans.

The following is a summary of related party revenues for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004

Smart II, Ltd. ("SIL"), formerly known as Smart Revenue Europe Ltd. - Integration fees	$-	$-	$330,050

Total Related Party Revenues	$-	$-	$330,050

The following is a summary of related party expenses for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004

Nen, Inc. - consulting fees included in sales and marketing expense related to strategic international sales and marketing ervices	$-	$17,500	$70,000

Nen, Inc. - consulting fees included in general and administrative expense related to assisting the Company with obtaining additional equity financing	-	-	62,000

SBLI - consulting fees included in general and administrative expense	-	-	30,000

SIL - moving expenses, reseller payment, and technical co-development work	-	-	75,000

Interest expense incurred on loans from officer	-	-	4,649
Total Related Party Expenses	$-	$17,500	$241,649

15.    EMPLOYEE BENEFIT PLANS

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salary. The Company did not make any contributions to the plan during 2006, 2005 or 2004.

16.    COMMITMENTS & CONTINGENCIES

The Company is subject to claims and suits that arise from time to time in the ordinary course of business.

The Company did not pay its payroll taxes for the period of the fourth quarter of 2000 through the fourth quarter of 2003. In March 2004, the Company notified the Internal Revenue Service of its delinquent payroll tax filings and voluntarily paid the outstanding balance of its payroll taxes in the amount of $1,003,830 plus accrued interest of $122,655 to the Internal Revenue Service. The Internal Revenue Service notified the Company that it owed penalties plus accrued interest related to the above matter. At December 31, 2004, the Company had recorded a liability for accrued penalties and interest of $573,022. On February 18, 2005, the Internal Revenue Service agreed to accept the Company's offer in compromise (Form 656) in settlement of all of the Company's outstanding federal tax liabilities. Pursuant to the terms of the agreement, the Company agreed to pay $26,100, surrender all credits and refunds for 2005 or earlier tax periods, and remain in compliance with all federal tax obligations for a term of five years. The Company paid $26,100 to the Internal Revenue Service on February 25, 2005, as required under the settlement terms. As a result of the settlement, the Company recorded a gain on legal settlement of approximately $547,000 during 2005.

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application.  In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company common stock based upon the developer attaining certain milestones.  As of December 31, 2006, the Company had paid $262,500 and issued 3,473 shares of common stock related to this obligation.

On January 17, 2006, the SEC temporarily suspended the trading of the Company’s securities. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning the Company’s securities because of possible manipulative conduct occurring in the market for its stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. Simultaneously with the suspension, the SEC advised the Company that the SEC was conducting a non-public investigation. As of March 26, 2007, the SEC has not provided the Company with any communication indicating that its investigation has concluded or that the Company or any of its officers or directors have engaged in any criminal or fraudulent conduct with respect to Smart Online.

17.    ACQUISITIONS & DISPOSITIONS

Computility Acquisition & Disposition

On October 4, 2005, the Company purchased substantially all of the assets of Computility, Inc. (“Computility”). In consideration for the purchased assets, the seller was issued 484,213 shares of common stock and the Company assumed certain liabilities totaling approximately $1.9 million.  The shares were valued at $7.30 per share which was the median trading price on the acquisition date. The total purchase price, including liabilities assumed, was approximately $5.8 million including approximately $228k of acquisition fees. Of the total shares issued, 84,213 were delivered to Computility at the closing of the acquisition and 400,000 were held in escrow to cover certain indemnification provisions of Computility. The initial escrow period expired on September 24, 2006 as to 250,000 shares, while the remaining 150,000 shares are subject to a second escrow scheduled to expire on March 24, 2007.

In addition, two key employees of Computility entered into employment agreements with Smart CRM, Inc., a wholly-owned subsidiary of the Company, pursuant to which each earned $91,800 over and above their base compensation during the fifteen months ending December 31, 2006, for meeting certain performance goals. Also as part of these employment agreements, the Company paid these two key employees $45,000 each in October of 2005 in exchange for their covenants not to compete. These two employees were each granted an option to purchase 75,000 shares of the Company's common stock at $7.00 per share. Each of the options vest and become exercisable in six equal, quarterly increments of 12,500 shares upon the achievement of certain quarterly performance milestones. As of December 31, 2006, options to purchase an aggregate of 50,000 shares of common stock had vested under these agreements.

A condensed balance sheet of Computility on October 4, 2005 is presented below:

Assets:
Accounts Receivable, net	$6,894
Other Current Assets	10,742
P,P & E, net	388,128
Other Assets	246,228

TOTAL ASSETS	$651,992

Liabilities & Equity
Accounts Payable	$109,897
Subscriptions Payable	1,657,327
Note Payable	150,000
Other Liabilities	29,549
TOTAL LIABILITIES	1,946,773

Equity	(1,294,781)
TOTAL LIABILITIES AND EQUITY	$651,992

The book values shown above were determined to be the appropriate fair market values, so no adjustment was required to mark-to-market. Goodwill acquired as part of this acquisition was determined to be approximately $3.7 million based on an independent valuation performed in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). Goodwill was determined as follows:

Consideration Paid (including acquisition costs and liabilities assumed)	$5,800,640
Tangible Assets Acquired	(651,992)
Identifiable Intangible Assets Acquired	(1,424,220)
Goodwill	$3,724,428

Historically, Computility derived substantially all of its revenue from software and hardware subscription agreements which typically have three year terms with substantial penalties for early termination. Until the date of the acquisition, Computility factored substantially all of its subscription agreements and received approximately 65% of the expected cash flow from the subscription period upfront and used the cash to fund ongoing operations. As a result of the factor arrangements, the Company was required to provide services to the customers, but only received approximately 35% of the corresponding customer payments to fund ongoing operations. The remaining 65% of the monthly customer payments was used to offset approximately $1.7 million of the factor liabilities of Computility assumed by the Company. In addition, the shares issued as part of the purchase price held in escrow secure the customer payments used to offset this liability.

Upon our successful integration of the SFA/CRM application into the Company's OneBizSM platform, management deemed the remaining operations of Smart CRM, specifically consulting and network management, to be non-strategic to ongoing operations. On September 29, 2006, the Company, Smart CRM and Alliance Technologies, Inc. ("Alliance") executed and delivered an Asset Purchase Agreement pursuant to which Alliance acquired substantially all of the assets of Smart CRM. In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets , the Company has reported the operating results for Smart CRM as discontinued operations and the assets and liabilities ultimately sold or disposed as available for sale.

The Smart CRM assets sold to Alliance included the traditional SFA/CRM application developed and sold by Smart CRM and its predecessor in interest, Computility. The Company retained all rights relating to the derivative SaaS application developed by the Company with Smart CRM and incorporated into its OneBizSM platform. The other assets sold included substantially all of the fixed assets and computer hardware and software of Smart CRM, and certain identifiable intangible assets, including technology, customer bases, and common law trademarks relating to Computility. Further, Alliance agreed to hire substantially all of the employees of Smart CRM following the asset sale, with the exception of two key employees who remained with the Company.

In consideration for the transfer of these assets, Alliance paid the Company $600,000 in cash and assumed approximately $1.7 million in total liabilities related to Smart CRM, including all liabilities associated with the factoring activity of Smart CRM, for total compensation of approximately $2.3 million. In exchange, Alliance received assets valued at approximately $1.7 million, resulting in a gain on sale of $653,267. The goodwill associated with the disposed assets has been written down to zero resulting in an additional non-cash charge to “Other Income/Expense” in the amount of $2,793,321. The combined effect is a net loss on the sale of substantially all of the assets of Smart CRM totaling $2,140,054.

The major classes and carrying amounts of the assets and liabilities disposed of are as follows:

Carrying Value at 9/29/06

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

In addition, two key employees of Smart CRM entered into consulting and non-compete agreements with Alliance. Under these agreements, each key employee will provide certain consulting services to Alliance to assist with the transition of the purchased assets. Both key employees are prohibited from competing with Alliance with regard to the business associated with the assets purchased, but each is specifically allowed to continue his employment with the Company. In exchange, each key employee will receive a payment from Alliance of $50,000.

The Company and an entity controlled by the same key employees also entered into an agreement whereby this entity was paid $55,000 immediately following the closing of the asset sale described herein for assistance with identifying Alliance as an acquirer of the assets.

There is no relationship between the Company, Smart CRM and their affiliates, and Alliance and its affiliates.

iMart Incorporated Acquisition

On October 18, 2005, the Company completed its purchase of all of the capital stock of iMart Incorporated (“iMart”), a Michigan-based company providing multi-channel electronic commerce systems, pursuant to a Stock Purchase Agreement, dated as of October 17, 2005, by and among the Company, iMart and the stockholders of iMart. The Company currently operates this business as its wholly-owned subsidiary, Smart Commerce.

iMart's stockholders were issued 205,767 shares of common stock and the Company agreed to pay iMart's stockholders approximately $3,462,000 in cash installments. This amount was payable in four equal payments of $432,866 on the first business day of each of January 2006, April 2006, July 2006 and October 2006. The remaining $1,731,465 was payable in January 2007. The shares were valued at $8.825 per share which was the median trading price on the acquisition date. The total purchase price for 100% of the outstanding iMart shares was approximately $5.3 million including approximately $339,000 of acquisition fees.

A condensed balance sheet for iMart on October 18, 2005 is presented below:

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

The book values shown above were determined to be the appropriate fair market values, so no adjustment was required to mark-to-market. Goodwill acquired as part of this acquisition was determined to be approximately $1.8 million based on an independent valuation performed in accordance with SFAS No. 141. Goodwill was determined as follows:

Consideration Paid (including acquisition costs and liabilities assumed)	$6,732,265
Tangible Assets Acquired	(563,835)
Identifiable Intangible Assets Acquired	(4,402,895)
Goodwill	$1,765,535

In addition, the Company was required to pay $780,000 for non-competition agreements to key personnel of the acquired company in eight equal quarterly installments during the period beginning in January 2006 and ending October 2007. The purchase price installment payments were secured by the net proceeds of customer contracts of Smart Commerce. On November 9, 2006, Smart Commerce entered into a loan agreement with Fifth Third Bank. Under the terms of the loan agreement, Smart Commerce established a lock box and a cash security account of $250,000. This limited the Company’s ability to use cash derived from this revenue until all payments and indebtedness was paid in full. See Note 9, “Notes Payable,” for additional information about this transaction. The former CEO of iMart had contractual rights to operate Smart Commerce, Inc. within agreed financial parameters.

The results of operations of iMart are included in the Company's consolidated statements of operations for the period October 18, 2005 through December 31, 2005.

Pro Forma Results of Operations (Unaudited)

The following pro forma results of operations show the results of operations had the acquisition of iMart and disposition of Smart CRM been completed at the beginning of each of the periods presented below:

For the Year Ended December 31, 2004:

	Smart Commerce	Smart Online	Pro forma Unaudited
Revenue	$ 3,380,609	$ 1,002,970	$4,383,579
Net Income / (Loss)	1,423,691	(2,671,929)	(1,248,238)
Net Income / (Loss) Attributable to common stockholders	1,423,691	(8,319,049)	(6,895,358)

EPS			$ (.63)

For the Year Ended December 31, 2005:

	Smart Commerce	Smart Online	Pro forma Unaudited
Revenue	$ 3,706,738	$ 1,353,107	$ 5,059,845
Net Income / (Loss)	1,487,279	(15,919,694)	(14,460,441)
Net Income / (Loss) Attributable to common stockholders	1,487,279	(15,919,694)	(14,432,415)

EPS			$ (1.07)

For the Year Ended December 31, 2006:

	Smart Commerce	Smart Online	Pro forma Unaudited
Revenue	$ 3,131,752	$ 513,138	$ 3,644,556
Net Income / (Loss)	1,012,255	(3,510,399)	(2,498,144)
Net Income / (Loss) Attributable to common stockholders	1,012,255	(3,510,399)	(2,498,144)

EPS			$ (0.17)

The 2005 and 2006 pro formas exclude the losses from discontinued operations related to Smart CRM. For 2005 and 2006, those losses were $35,735 and $2,525,563, respectively.

18.    SUBSEQUENT EVENTS

In a transaction that closed on February 21, 2007, the Company sold an aggregate of 2,352,941 shares of its common stock to two new investors (the "Investors"). The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement (the "SPA") between the Company and each of the Investors. The aggregate gross process were $6 million and the Company incurred issuance costs of approximately $585,000. Under the SPA, the Investors were issued warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised by February 21, 2010.

The Company and each of the Investors also entered into a Registration Rights Agreement (the "Investor RRA") whereby the Company has an obligation to register the shares for resale by the Investors by filing a registration statement within thirty (30) days of the closing of the private placement, and to have the registration statement declared effective sixty (60) days after actual filing, or ninety (90) days after actual filing if the SEC reviews the registration statement. If a registration statement is not timely filed or declared effective by the date set forth in the Investor RRA, the Company is obligated to pay a cash penalty of 1% of the purchase price on the day after the filing or declaration of effectiveness is due, and 0.5% of the purchase price per every thirty (30) day period thereafter, to be prorated for partial periods, until the Company fulfills these obligations. Under no circumstances can the aggregate penalty for late registration or effectiveness exceed 10% of the aggregate purchase price. Under the terms of the Investor RRA, the Company cannot offer for sale or sell any securities until May 22, 2007, subject to certain limited exceptions, unless, in the opinion of the Company’s counsel, such offer or sale does not jeopardize the availability of exemptions from the registration and qualification requirements under applicable securities laws with respect to this placement. On March 28, 2007, the Company entered into an amendment to the Investor RRA with each Investor to extend the registration filing obligation date by an additional eleven calendar days.

As part of the commission paid to Canaccord Adams, Inc. ("CA"), the Company's placement agent in the transaction described above, CA was issued a warrant to purchase 35,000 shares of the Company's common stock at an exercise price of $2.55 per share. This warrant contains a provision for cashless exercise and must be exercised by February 21, 2012. CA and the Company also entered into a Registration Rights Agreement (the "CA RRA"). Under the CA RRA, the shares issuable upon exercise of the warrant must be included on the same registration statement the Company is obligated to file under the Investor RRA described above, but CA is not entitled to any penalties for late registration or effectiveness.

On January 24, 2007, the Company entered into an amendment to its line of credit with Wachovia described in Note 9, Notes Payable. The amendment resulted in an increase in the line of credit from $1.3 million to $2.5 million. The pay-off date for the line of credit was also extended from August 1, 2007 to August 1, 2008. The line of credit is secured by the Company's deposit account at Wachovia and an irrevocable standby letter of credit (the "Letter of Credit") in the amount of $2,500,000 issued by HSBC Private Bank (Suisse) S.A. with Atlas as account party. As of March 15, 2007, the Company has drawn down approximately $2.1 million on the line of credit.

As incentive to modify the letter of credit, the Company entered into a "Stock Purchase Warrant and Agreement" (the "Warrant Agreement") with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share at the termination of the line of credit or if the Company is in default under the terms of the line of credit with Wachovia. If the warrant is exercised in full, it will result in gross proceeds to the Company of approximately $1,200,000.

On January 12, 2007, the Compensation Committee of the Company's Board of Directors approved five executive level managers modifying their compensation, each reducing their salary for the remainder of 2007 to $100,000. In consideration for these modifications, the employees have agreed to a performance based aggregate quarterly bonus. The aggregate bonus will be ten percent (10%) of any "Free Cash Flow" which will be divided equally among these five officers (i.e., 2% of Free Cash Flow each). For these purposes, "Free Cash Flow" is defined as the Company’s total revenue, less operating expenses (with non-cash items added back), less principal debt payments.  These bonuses relate only to "Free Cash Flow" during  2007 as this bonus arrangement expires on December 31, 2007.  On January 1, 2008, compensation for these officers is scheduled to return to pre-reduction levels.  The aggregate savings from these modifications, including payroll tax effects and without taking any potential bonus into account, will be approximately $260,000 annually.

In January 2007, the Company entered into employment agreements with its new Vice President - Sales and Vice President - Business Development. These two individuals were the co-founders of Computility and operated Smart CRM after the Company’s purchase of the assets of Computility, described in Note 17 - Acquisitions & Dispositions.

Under the terms of these agreements, the Company agreed to pay an annual salary of $150,000 to each of these individuals. They also have the ability to earn a net commission of zero to 10% each and a bonus of zero to $200,000 each, based on revenue ranging from less than $2 million to over $10 million in 2007. Any commission paid to these individuals will be net of any commission paid by the Company to any and all other individuals. For purposes of these agreements, “revenue” is defined as net cash received by the Company, excluding any revenue received by any present or future subsidiary of the Company.

On March 29, 2007, the Company issued 55,666 shares of its common stock to certain investors as registration penalties for its failure to timely file a registration statement covering shares owned by those investors as required pursuant to registration rights agreements between such investors and the Company.

19. Summary of Operations by Quarters (Unaudited)

	2006				2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,357,959	$840,820	$749,206	$696,905	$253,238	$406,116	$344,692	$1,151,379
Gross Profit	$1,255,856	$761,720	$717,895	$579,908	$221,511	$384,205	$318,892	$1,075,925
Loss from Operations	$(1,457,401)	$(1,509,185)	$(1,081,173)	$(1,317,853)	$(847,484)	$(874,306)	$(2,188,462)	$(12,163,753)
Net Income (Loss ) From Continuing Operations Attributable to common stockholders	$(1,556,862)	$133,023	$429,581	$(1,503,886)	$(294,145)	$(860,819)	$(2,180,856)	$(12,254,789)
Discontinued Operations	(39,563)	(156,571)	(2,329,429)
Net Loss	(1,596,425)	(23,548)	(1,899,848)	(1,503,886)	(294,145)	(860,819)	(2,180,856)	(12,254,789)

Net Loss Per Share-
Continuing Operations
Basic	(0.11)	(0.00)	0.03	(0.10)	(0.02)	(0.07)	(0.17)	(0.84)
Fully Diluted	(0.11)	(0.00)	0.03	(0.10)	(0.02)	(0.07)	(0.17)	(0.84)
Discontinued Operations
Basic		(0.01)	(0.15)
Fully Diluted		(0.01)	(0.15)
Net Loss Attributed to common stockholders
Basic	(0.11)	(0.00)	(0.13)	(0.10)	(0.02)	(0.07)	(0.17)	(0.84)
Fully Diluted	(0.11)	(0.00)	(0.12)	(0.10)	(0.02)	(0.07)	(0.17)	(0.84)
Number of Shares Used in Per Share Calculation
Basic	14,984,228	15,117,967	15,127,510	14,914,233	11,829,610	12,387,333	12,832,365	14,667,137
Fully Diluted	14,984,228	15,117,967	15,387,110	14,914,233	11,829,610	12,387,333	12,832,365	14,667,137

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were not effective because of the significant deficiencies described below under “Changes in Internal Control Over Financial Reporting,” which we are in the process of remediating.

Changes in Internal Controls Over Financial Reporting

As described in our Annual Report on Form 10-K for the fiscal year ending December 31, 2005, filed with the SEC on July 11, 2006, or the 2005 Annual Report, we have begun to implement controls in response to the final findings of our Audit Committee’s investigation related to the SEC’s suspension of trading of our common stock in January 2006.

As a result of the findings of the Audit Committee investigation, we have made the following changes to our internal controls:

•
Mr. Jeffrey LeRose was appointed to the position of non-executive Chairman of the Board of Directors to separate the leadership of the Board of Directors from the management of the Company, replacing Mr. Michael Nouri, who remained as President, Chief Executive Officer, and a member of the Board.

•	Mr. Nouri has repaid all amounts outstanding to several noteholders, including Berkley Financial Services through sales of shares of our common stock from Mr. Nouri’s personal holdings.
•	Our Chief Financial Officer has been involved in communications with investment professionals, including analysts, brokers and potential institutional investors.
•	Our Chief Financial Officer has been given direct reporting responsibility to the Audit Committee with respect to any such communications.
•
Three additional, non-management directors have been appointed to our Board of Directors, two of whom qualify as “independent” under Item 407(a) of Regulation S-K. One of these “independent” directors also qualifies as an “audit committee financial expert” under Item 407(d)(5)(ii) of Regulation S-K and is serving as the Chairman of the Audit Committee.

•	Our outside counsel has provided periodic educational training for management and directors by outside legal counsel and other appropriate professional advisors.
•	We have adopted a revised Securities Trading Policy.

•
Controls have been implemented regarding the review and approval of material contracts by our Chief Financial Officer, Corporate Counsel, and where appropriate, our outside counsel and Board of Directors, including the creation of a contract checklist to be completed by our Chief Financial Officer and Corporate Counsel for each material agreement.

•
We have instituted a program requiring written confirmation of compliance with our Code of Ethics and Conflicts of Interest Policy on a quarterly basis from all members of management and the Board of Directors.

•	We entered into a contract with Ethical Advocates, Inc. for confidential and anonymous incident reporting.
•	Multiple control systems have been put in place to review checks paid to officers and directors in excess of $2,500.
•	We now have three members of our Board who are members of the National Association of Corporate Directors (“NACD”).

Two other measures identified in the 2005 Annual Report were our evaluation of whether we would add two positions to our company in order to help with our internal controls and procedures. At this time, we have decided not to hire a new General Counsel. We concluded that the controls described above and the retention of new outside legal counsel augmenting the work of our current Corporate Counsel provides sufficient controls. We have also completed our evaluation of whether the responsibilities and duties of a Chief Compliance Officer can be fulfilled by a current member of management or whether it is necessary to seek a qualified outside candidate. We have determined that this function can be filled by a current member of our management team, and have assigned the primary responsibility to administer and set compliance policy, monitor and assess control deficiency identification and remediation and report to the Audit Committee on matters concerning legal, corporate governance and ethical compliance to our Corporate Counsel.

We have not yet implemented or effectively tested all of the measures described above and expect that their full implementation and testing will take significant time and effort. We expect to make additional changes to our controls as we continue to integrate our acquired businesses and respond to the final findings of the Audit Committee investigation. We recognize that “tone at the top” is a key element to an organization’s control environment and are focused and committed to providing the correct tone and structure within the company. We cannot assure you that we will not in the future identify further deficiencies in our controls. However, we plan to continue to review and make any necessary changes to the overall design of our control environment in order to enhance our corporate governance and reporting practices.

Other than those described above, there have been no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There is no information required to be disclosed on a current report on Form 8-K during the fourth quarter of 2006 that was not disclosed on a current report on Form 8-K.

On March 28, 2007, we entered into amendments to the registration rights agreements dated February 21, 2007 with the investors to which we sold shares of our common stock for aggregate proceeds of $6,000,000. The original registration rights agreements obligated us to register the shares sold for resale by the investors by March 23, 2007. The investors agreed to extend the registration obligation date to April 3, 2007.

PART III

Information called for in Items 10, 11, 12, 13, and 14 is incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2006.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2). The financial statements and reports of our independent registered public accounting firm are filed as part of this report (see “Index to Financial Statements,” at Part II, Item 8). The financial statement schedules are not included in this Item as they are either not applicable or are included as part of the consolidated financial statements.

(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated September 30, 2006, by and between Alliance Technologies, Inc., Smart CRM, Inc., and Smart Online, Inc. (incorporated herein by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2006)

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004))
3.2	Bylaws, as amended
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.2*
Form of Incentive Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.3*
Form of Non-Qualified Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.4*
2001 Equity Compensation Plan (terminated as to future grants April 15, 2004) (incorporated herein by reference to Exhibit 10.2 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.5*
1998 Equity Compensation Plan (terminated as to future grants effective April 15, 2004) (incorporated herein by reference to Exhibit 10.3 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.6
Form of Reorganization, Lock-Up Proxy and Release Agreement, dated January 1, 2004, between Smart Online, Inc. and certain stockholders (incorporated herein by reference to Exhibit 10.4 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.7
Form of Lock-up Agreement dated January 1, 2004 between Smart Online, Inc. and certain stockholders (incorporated herein by reference to Exhibit 10.5 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.8
Form of Subscription Agreement with lock-up provisions between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.9
Form of Registration Rights Agreement dated as of February 1, 2004 between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.7 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.10*	Employment Agreement dated April 1, 2004 with Michael Nouri (incorporated herein by reference to Exhibit 10.8 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.11*	Employment Agreement dated April 1, 2004 with Henry Nouri (incorporated herein by reference to Exhibit 10.9 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.12*	Employment Agreement dated April 1, 2004 with Ronna Loprete (incorporated herein by reference to Exhibit 10.10 to our Registration Statement on Form SB-2, as filed with the SEC on September 29, 2004)
10.13*	Employment Agreement dated April 1, 2004 with Scott Whitaker
10.14*	Employment Agreement dated April 1, 2004 with Thomas Furr
10.15*	Amendment to the Employment Agreement dated November 9, 2005 with Thomas Furr
10.16*	Employment Agreement dated March 21, 2006 with Nicholas A. Sinigaglia (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 27, 2006)
10.17*	Description of Salary Reduction Agreements
10.18
Asset Purchase Agreement dated as of October 4, 2005 by and among Smart Online, Inc., Smart CRM, Computility, Inc. and certain shareholders of Computility, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on October 7, 2005)

10.19
Stock Purchase Agreement dated as of October 17, 2005 by and among Smart Online, Inc., iMart Incorporated and the shareholders of iMart Incorporated (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on October 24, 2005)

10.20*
Employment Agreement dated as of October 17, 2005 by and among Smart Online, Inc., iMart Incorporated and Gary Mahieu (incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K, as filed with the SEC on October 24, 2005)

10.21
Letter Agreement dated February 23, 2005 by and between Smart Online, Inc. and Berkley Financial Services (BFS) Ltd. for financial advisory services (incorporated herein by reference to Exhibit 10.32 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.22
Consulting Agreement, dated October 4, 2005, by and between Smart Online, Inc. and Berkley Financial Services Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on November 10, 2005)

10.23
Consulting Agreement, dated October 26, 2005, by and between Smart Online, Inc. and General Investments Capital (GIC) Ltd. (incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on November 10, 2005)

10.24
Settlement Agreement, effective May 31, 2006, by and between Smart Online, Inc. and General Investments Capital (GIC) Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on June 6, 2006)

10.25
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated August 17 and 21, 2006, by and between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2006)

10.26
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated June 29 and July 6, 2006, by and between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.36 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.27
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated March 30, 2006, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.37 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.28
Settlement Agreement, dated August 25, 2006, by and between Smart Online, Inc. and Berkley Financial Services, Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on August 28, 2006)

10.29
Form of Subscription Agreement, Registration Rights Agreement, and Dribble Out Agreement, dated July 19, September 7 and September 13, 2005, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.38 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.30
Form of Subscription Agreement, Registration Rights Agreement, and Dribble Out Agreement, dated September 7, 2005, by and between Smart Online, Inc. and Credit Suisse Zurich (incorporated herein by reference to Exhibit 10.39 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.31
Form of Subscription Agreement, Registration Rights Agreement, and Dribble Out Agreement, and Exhibits thereto, dated February 25, 2005, by and between Smart Online, Inc. and The Blueline Fund (incorporated herein by reference to Exhibit 10.40 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.32*
Indemnification Agreement, dated April ,14 2006, by and between Smart Online, Inc. and David E.Y. Sarna (incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.33*
Indemnification Agreement, dated April ,14 2006, by and between Smart Online, Inc. and Joan Keston (incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.34*
Indemnification Agreement, dated January 26, 2006, by and between Smart Online, Inc. and Tom Furr (incorporated herein by reference to Exhibit 10.44 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.35*
Indemnification Agreement, dated January 26, 2006, by and between Smart Online, Inc. and Henry Nouri (incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.36*
Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Scott Whitaker (incorporated herein by reference to Exhibit 10.46 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.37*
Indemnification Agreement, dated January 26, 2006, by and between Smart Online, Inc. and Michael Nouri (incorporated herein by reference to Exhibit 10.47 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.38*
Smart Online, Inc. Revised Board Compensation Policy, effective August 1, 2006 (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2006)

10.39*	Smart Online, Inc. Revised Board Compensation Policy, effective November 17, 2006
10.40
Form of Amendments to Registration Rights Agreements and Amendments to Subscriber Rights Agreements, dated from October 2, 2006 through January 26, 2007, by and between Smart Online, Inc. and certain investors

10.41*	Amendment to Lock Box Agreement, dated November 8, 2006, by and between Smart Online, Inc., Smart Commerce, Inc. and certain former shareholders of iMart Incorporated
10.42	Business Loan Agreement, Promissory Note, Guaranty, Security Agreements and Collateral Assignments dated October 17, 2006 by and between Smart Online, Inc., Smart Commerce and Fifth Third Bank
10.43	Promissory Note, Loan Agrement, Agreement and Security Agreement dated November 14, 2006, by and between Smart Online, Inc. and Wachovia Bank, NA
21.1	Subsidiaries of Smart Online, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
Michael Nouri, Principal Executive Officer March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nicholas A. Sinigaglia

Nicholas A. Sinigaglia, Principal Financial Officer and
Principal Accounting Officer
March 30, 2007

/s/ Michael Nouri

Michael Nouri
Principal Executive Officer and Director
March 30, 2007

/s/ Jeffrey W. LeRose

Jeffrey W. LeRose
Director
March 30, 2007

/s/ Tom Furr

Tom Furr
Director
March 30, 2007

/s/ C. James Meese, Jr.

C. James Meese, Jr.
Director
March 30, 2007

/s/ Shlomo Elia

Shlomo Elia
Director
March 30, 2007

/s/ Philippe Pouponnot

Philippe Pouponnot
Director
March 30, 2007

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated September 30, 2006, by and between Alliance Technologies, Inc., Smart CRM, Inc., and Smart Online, Inc. (incorporated herein by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2006)

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
3.2	Bylaws, as amended
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.2*
Form of Incentive Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.3*
Form of Non-Qualified Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.4*
2001 Equity Compensation Plan (terminated as to future grants April 15, 2004) (incorporated herein by reference to Exhibit 10.2 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.5*
1998 Equity Compensation Plan (terminated as to future grants effective April 15, 2004) (incorporated herein by reference to Exhibit 10.3 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.6
Form of Reorganization, Lock-Up Proxy and Release Agreement, dated January 1, 2004, between Smart Online, Inc. and certain stockholders (incorporated herein by reference to Exhibit 10.4 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.7
Form of Lock-up Agreement dated January 1, 2004 between Smart Online, Inc. and certain stockholders (incorporated herein by reference to Exhibit 10.5 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.8
Form of Subscription Agreement with lock-up provisions between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.9
Form of Registration Rights Agreement dated as of February 1, 2004 between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.7 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.10*	Employment Agreement dated April 1, 2004 with Michael Nouri (incorporated herein by reference to Exhibit 10.8 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.11*	Employment Agreement dated April 1, 2004 with Henry Nouri (incorporated herein by reference to Exhibit 10.9 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.12*	Employment Agreement dated April 1, 2004 with Ronna Loprete (incorporated herein by reference to Exhibit 10.10 to our Registration Statement on Form SB-2, as filed with the SEC on September 29, 2004)
10.13*	Employment Agreement dated April 1, 2004 with Scott Whitaker
10.14*	Employment Agreement dated April 1, 2004 with Thomas Furr

10.15*	Amendment to the Employment Agreement dated November 9, 2005 with Thomas Furr
10.16*	Employment Agreement dated March 21, 2006 with Nicholas A. Sinigaglia (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 27, 2006)
10.17*	Description of Salary Reduction Agreements
10.18
Asset Purchase Agreement dated as of October 4, 2005 by and among Smart Online, Inc., Smart CRM, Computility, Inc. and certain shareholders of Computility, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on October 7, 2005)

10.19
Stock Purchase Agreement dated as of October 17, 2005 by and among Smart Online, Inc., iMart Incorporated and the shareholders of iMart Incorporated (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on October 24, 2005)

10.20*
Employment Agreement dated as of October 17, 2005 by and among Smart Online, Inc., iMart Incorporated and Gary Mahieu (incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K, as filed with the SEC on October 24, 2005)

10.21
Letter Agreement dated February 23, 2005 by and between Smart Online, Inc. and Berkley Financial Services (BFS) Ltd. for financial advisory services (incorporated herein by reference to Exhibit 10.32 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.22
Consulting Agreement, dated October 4, 2005, by and between Smart Online, Inc. and Berkley Financial Services Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on November 10, 2005)

10.23
Consulting Agreement, dated October 26, 2005, by and between Smart Online, Inc. and General Investments Capital (GIC) Ltd. (incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on November 10, 2005)

10.24
Settlement Agreement, effective May 31, 2006, by and between Smart Online, Inc. and General Investments Capital (GIC) Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on June 6, 2006)

10.25
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated August 17 and 21, 2006, by and between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2006)

10.26
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated June 29 and July 6, 2006, by and between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.36 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.27
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated March 30, 2006, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.37 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.28
Settlement Agreement, dated August 25, 2006, by and between Smart Online, Inc. and Berkley Financial Services, Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on August 28, 2006)

10.29
Form of Subscription Agreement, Registration Rights Agreement, and Dribble Out Agreement, dated July 19, September 7 and September 13, 2005, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.38 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.30
Form of Subscription Agreement, Registration Rights Agreement, and Dribble Out Agreement, dated September 7, 2005, by and between Smart Online, Inc. and Credit Suisse Zurich (incorporated herein by reference to Exhibit 10.39 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.31
Form of Subscription Agreement, Registration Rights Agreement, and Dribble Out Agreement, and Exhibits thereto, dated February 25, 2005, by and between Smart Online, Inc. and The Blueline Fund (incorporated herein by reference to Exhibit 10.40 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.32*
Indemnification Agreement, dated April ,14 2006, by and between Smart Online, Inc. and David E.Y. Sarna (incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.33*
Indemnification Agreement, dated April ,14 2006, by and between Smart Online, Inc. and Joan Keston (incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.34*
Indemnification Agreement, dated January 26, 2006, by and between Smart Online, Inc. and Tom Furr (incorporated herein by reference to Exhibit 10.44 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.35*
Indemnification Agreement, dated January 26, 2006, by and between Smart Online, Inc. and Henry Nouri (incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.36*
Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Scott Whitaker (incorporated herein by reference to Exhibit 10.46 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.37*
Indemnification Agreement, dated January 26, 2006, by and between Smart Online, Inc. and Michael Nouri (incorporated herein by reference to Exhibit 10.47 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.38*
Smart Online, Inc. Revised Board Compensation Policy, effective August 1, 2006 (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2006)

10.39*	Smart Online, Inc. Revised Board Compensation Policy, effective November 17, 2006
10.40
Form of Amendments to Registration Rights Agreements and Amendments to Subscriber Rights Agreements, dated from October 2, 2006 through January 26, 2007, by and between Smart Online, Inc. and certain investors

10.41*	Amendment to Lock Box Agreement, dated November 8, 2006, by and between Smart Online, Inc., Smart Commerce, Inc. and certain former shareholders of iMart Incorporated
10.42	Business Loan Agreement, Promissory Note, Guaranty, Security Agreements and Collateral Assignments, dated October 17, 2006 by and between Smart Online, Inc., Smart Commerce and Fifth Third Bank
10.43	Promissory Note, Loan Agreement and Security Agreement dated November 14, 2006, by and between Smart Online, Inc. and Wachovia Bank, NA
21.1	Subsidiaries of Smart Online, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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