Form 10-K/A
period 2006-12-31
SMART ONLINE INC
filed 2007-04-30
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of March 15, 2007 was approximately $24,010,000 (based on the closing sale price of $2.80 per share).

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of April 27, 2007 was 17,872,137.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A is to include certain information that was omitted from Part III of the Annual Report on Form 10-K because it was incorporated by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders. Because our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders will not be filed with the Securities and Exchange Commission, or SEC, within 120 days after the end of the fiscal year ended December 31, 2006, the information required by Part III of the Annual Report on Form 10-K cannot be incorporated by reference and therefore must be included in the Annual Report. This Amendment No. 1 contains the information that was previously omitted from Part III of the Annual Report. In addition, we are including as exhibits updated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 and a current consent from our independent accountant.  Solely for this reason, we also have amended Part IV of the Annual Report on Form 10-K to reflect the filing of these exhibits.

This Amendment No. 1 on Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Form 10-K, except as required to reflect the additional information included in Part III of this Form 10-K/A. Additionally, this Amendment No. 1 on Form 10-K/A, except for the additional information included in Part III, speaks as of the filing date of the original Form 10-K and does not update or discuss any other developments after the date of the original filing. All information contained in this Amendment No. 1 on Form 10-K/A and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports that we have filed and will file after the original filing date with the SEC.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names of our directors and executive officers are listed below. Except as otherwise disclosed below, none of our officers and directors named below serve on the Board of Directors of any other public reporting company. Our executive officers are appointed by our board of directors to hold office until their successors are appointed, and the terms of all directors expire at the later of the next annual meeting of stockholders or upon election and qualification of their respective successors. The following table sets forth the names of our directors and executive officers, along with their positions and ages, as of April 27, 2007.

Name	Age	Position
Michael Nouri(1)(2)	53	President, Chief Executive Officer, and Director
Henry Nouri(2)	51	Executive Vice President
Thomas Furr	40	Chief Operating Officer, Director
Anil Kamath	40	Chief Technology Officer
Nicholas A. Sinigaglia	37	Chief Financial Officer and Principal Accounting Officer
Gary Mahieu	39	Chief Operating Officer and Vice President of Smart Commerce, Inc., a wholly owned subsidiary
Mike Stuart	38	Vice President - Sales
Brian Donaghy	38	Vice President - Product Strategy
Jeff LeRose	62	Chairman of the Board and Director
Shlomo Elia	64	Director
Philippe Pouponnot	37	Director
C. James Meese, Jr.	65	Director

(1)	Michael Nouri’s full name is Dennis Michael Nouri.
(2)	Dennis Michael Nouri and Henry Nouri are brothers.

Michael Nouri, President and Chief Executive Officer, and Director. Michael Nouri’s full name is Dennis Michael Nouri. Mr. Nouri co-founded Smart Online in 1993 to develop and market business productivity software to provide small businesses with cost-effective tools that address critical business issues and enhance their competitive positioning. He has been an officer and director of Smart Online since that time. Prior to founding Smart Online, Mr. Nouri was founder and CEO of the Nouri Group of Companies from 1980 to 1991. The Nouri Group of Companies acquired a number of government-owned manufacturers in Europe and privatized them. The Nouri Group was a multi-national conglomerate with diversified activities in real estate development, investment, construction, motor yacht manufacturing, high-end home design and architecture, and marketing and publishing.  More than half of the company’s business was derived from real estate development and investment and joint ventures. Another third of the company’s business was derived from construction and motor yacht manufacturing. Mr. Nouri is a member of the National Association of Corporate Directors, or NACD.

Henry Nouri, Executive Vice President. Mr. Nouri co-founded Smart Online in 1993 and has been our Vice President since that time. Currently, he manages our research and development teams. He is responsible for development of our CD-ROM and Internet-hosted applications, for creating the extensive research and information management systems required to control the flow of vital validated business data and for the effective delivery of that information to the business user.  In 1978, Mr. Nouri received a B.S. in Civil Engineering Technology from Florida International University.

Thomas Furr, Chief Operating Officer and Director. Mr. Furr is responsible for developing and implementing strategies to leverage existing direct and indirect distribution channels. He became Vice President, Sales of Smart Online in 2001. He became our Chief Operating Officer in November 2005. In 2002 he also became a Director. He was a co-founder and president of Kinetics, Inc., one of the first online commerce providers for the small business industry, from 1994 until 1995. Smart Online purchased Kinetics in 1995. After founding Kinetics, Mr. Furr was with the Plurimus Corporation from 1999 until 2001, where he managed Plurimus’s southeast direct sales efforts. Previously, from 1996 until 1999 he managed East Coast direct sales and channel efforts in Canada and South Africa for Information Retrieval Corporation, a leading multi-national back-end CRM/help desk company. Mr. Furr holds a bachelor’s degree in finance from East Carolina University.

Anil Kamath, Chief Technology Officer. Mr. Kamath joined Smart Online as Director of Database Implementation in July 1999 and became Vice President, Technology in 2000; he became our Chief Technology officer in November 2005. Mr. Kamath is responsible for the architecture of our web-native (SaaS) platform, supervises the development team, and provides architectural design direction for new software and hardware implementations. Before joining Smart Online he was the senior database architect for A4 Health Systems from 1998 to 1999 and senior software architect and technical manager of BSG Imonics from 1991 until 1997. He holds a master’s degree in computer and information sciences from the University of Florida.

Nicholas A. Sinigaglia, Chief Financial Officer. Mr. Sinigaglia joined us as our Controller in February 2006, and was appointed to be our Chief Financial Officer in March 2006. From August 2005 to February 2006, he acted as an independent business consultant providing accounting and business consulting services as well as interim-CFO services to New York clients. From February 2004 to June 2005, Mr. Sinigaglia served as the Center Manager of MedQuest Associates, a leading provider of diagnostic imaging services. From 1997 to February 2004, Mr. Sinigaglia was the Vice President and Managing Partner of Ray-X Medical Management Services, Inc., an organization offering management services to various medical specialties. Mr. Sinigaglia was an Audit Senior Supervisor with Arthur Andersen LLP from 1991 to 1997 and is a licensed certified public accountant in New York and North Carolina.

Gary Mahieu, Chief Operating Officer and Vice President of Smart Commerce, Inc., a wholly owned subsidiary. Mr. Mahieu is responsible for the operations of our wholly owned subsidiary, Smart Commerce, Inc. (d/b/a iMart), or Smart Commerce, serving as its Chief Operating Officer and Vice-President since we acquired iMart in October of 2005. Mr. Mahieu founded and served as President and Chief Operating Officer of iMart Incorporated, or iMart, from December 1999 until October 2005. Prior to founding iMart, Mr. Mahieu served as a technical manager for Quixtar, Inc. from April 1998 until December 1999. Mr. Mahieu received his bachelor’s degree in electrical engineering from Western Michigan University, and in 2006 he finished the Owners Presidents Management program at Harvard Business School. Mr. Mahieu is also the co-inventor on two e-Commerce patents.

Mike Stuart, Vice President of Sales. Mr. Stuart is responsible for sales and marketing. He joined Smart Online in October 2005 as Director of CRM and was promoted to Vice President of Sales and Marketing in January 2007. Mr. Stuart was the co-founder of Computility, Inc., or Computility, a leader in subscription computing and software as a service, or SaaS, applications to member based organizations. Mr. Stuart served as Chief Executive Officer of Computility until we purchased its assets in 2005. Mr. Stuart has an extensive background in founding technology start-ups. He received his BA from Baptist Bible College in 1992.

Brian Donaghy, Vice President of Product Strategy. Mr. Donaghy is responsible for market focused product and strategy development. He joined Smart Online in October 2005 as Director of CRM Technology and was promoted to Vice President of Product Strategy in January 2007. Mr. Donaghy was the co-founder of Computility, a leader in subscription computing and SaaS applications to member based organizations. Mr. Donaghy served as Chief Technology Officer of Computility until we purchased its assets in 2005. Mr. Donaghy has an extensive background in founding technology start-ups. He is also a committed philanthropist, currently serving on the United Way Board of Directors.

Jeffrey W. LeRose, Chairman of the Board and Director. Mr. LeRose was first appointed as a Director on September 13, 2005. Mr. LeRose is CEO and President of Research Triangle Software, an information technology company that he founded in 2001. Mr. LeRose was the Chairman of the Board of Directors of the business-to-business online e-commerce firm, Internet Commerce Corporation (NASDAQ: ICCA) from March 2001 until September 2001. He became Chairman of ICCA after selling Research Triangle Commerce, Inc., or RTCI, to ICCA in November 2000. Mr. LeRose was the founder and President of RTCI from September 1991 until November 2000. He currently sits on the Board of Advisors for the Love School of Business at Elon University and is a founding Board Member for the Research Triangle Chapter of the NACD. Mr. LeRose also is on the Board of Advisors for Southern Capitol Ventures, where he provides advice on the investments in emerging technology companies in central North Carolina. Mr. LeRose received his BA from New Jersey City University.

Shlomo Elia, Director. Mr. Elia has served on our Board of Directors since November 16, 2006, and was originally recommended for appointment to the Board by Atlas, one of our stockholders. Mr. Elia is a Director of 3Pen Ltd., or 3Pen, a private holding company, focusing on business opportunities in Internet infrastructure and telecommunications. Prior to founding 3Pen in 1999, Mr. Elia held several senior positions in the Israeli Defense Forces, or I.D.F., including the post of the Military Governor of the West-Bank (1982-1984) and Commander of the Liaison Unit for South Lebanon (1984-1985). During his service, among other activities, General Elia was engaged for a year as a Research Fellow in the Institute of International Strategic Affairs at U.C.L.A. Since his retirement from the I.D.F., he is involved in communication projects in Nigeria and West Africa, and construction projects in Romania. Among his civilian activities, Mr. Elia was Chairman of the National Tourist Board and currently is Chairman of 3Pen Technologies Ltd. and co-chairman of the Israeli Soldiers Welfare Association. Mr. Elia holds a B.A. degree in Modern History of the Middle-East from Tel Aviv University.

Philippe Pouponnot, Director. Mr. Pouponnot has served on our Board of Directors since November 16, 2006, and was originally recommended for appointment to the Board by the Blueline Fund, one of our stockholders. Mr. Pouponnot is a Director of Azur Management SAL, or Azur, a business engaged in the study and management of assets and companies. Mr. Pouponnot has been a director of Azur since its founding in 1999. In his position with Azur, he has gained international experience working with banks and brokers in all phases of investment management, including administrative, investment and commercial transactions. He also serves as an asset and investment manager for companies and high net worth individuals. Mr. Pouponnot has also worked closely with companies in a variety of sectors in matters ranging from formation to reorganization to liquidation.

C. James Meese, Jr., Director. Mr. Meese has served on our Board of Directors since November 16, 2006. Mr. Meese is the President and founder of Business Development Associates, Inc., or BDA, a strategic advisory firm. Since 1989, BDA has provided advice and assistance to both middle market and emerging companies on issues of company valuations, acquisitions and divestitures, market development, corporate governance, capital acquisition, strategic planning, exit strategies and organizational structuring. Prior to 1989, Mr. Meese spent approximately 20 years in various senior corporate marketing, business development and finance positions. Sixteen of those years were spent with West Pharmaceutical Services Inc., or West. He was a member of the company’s Top Management Committee during his last four years with West. Mr. Meese is also a director of Digital Recorders, Inc. (NASDAQ:TBUS), or DRI, The Altoona Railroaders Memorial Museum, and The Raleigh Rescue Mission and its Foundation. He is a former Chair and current member of the DRI Audit Committee, chairs the Railroaders Museum Board, is president of the Raleigh Rescue Mission Board and serves on a variety of committees in his directorships. He is a member of the NACD and is designated as our Audit Committee Financial Expert. Mr. Meese received a B.A. degree in Economics from the University of Pennsylvania and an M.B.A. from Temple University.

Except as disclosed below, none of the directors or executive officers has, during the past five years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or a subject of a pending criminal proceeding;
(c)
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Michael Nouri and Henry Nouri were officers and directors of two companies in Italy which were ordered into bankruptcy by Italian courts in 1993. Under Italian laws, Michael Nouri and Henry Nouri cannot serve as an officer or director of any Italian company, because of these bankruptcies.

Audit Committee Financial Expert

Our Board of Directors has determined that C. James Meese, Jr., who serves on our Audit Committee, has the experience and qualification to meet the definition of an “audit committee financial expert” under SEC rules governing audit committees and that Mr. Meese is “independent” as defined by SEC and NASDAQ rules regarding board members, committees and other corporate governance standards.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act of 1934, or the Exchange Act, which require them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based upon our review of the Section 16(a) reports in our records for 2006 fiscal year transactions in the common stock and their common stock holdings, we believe that, except as noted below, all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and greater than 10% beneficial owners.

Atlas Capital, S.A. was delinquent in the filing of a Form 4 relating to the purchase of shares of our common stock on March 3, 2006. The Form 4 for that purchase was not filed until March 8, 2006.

Atlas Capital, S.A. was delinquent in the filing of a Form 4 relating to the purchase of shares of our common stock on June 29, 2006. The Form 4 for that purchase was not filed until July 19, 2006.

Code of Ethics

We have adopted a Code of Ethics applicable to our executives, including our principal executive officer, principal accounting officer and principal financial officer, as defined by applicable rules of the SEC. It is publicly available on our web site at www.smartonline.com. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to the chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our web site at www.smartonline.com or in a report on Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Overview of Compensation Philosophy and Objectives

We established a Compensation Committee of the Board of Directors, or the Compensation Committee, to assist the full Board in discharging its duties with respect to determining the compensation to be paid to our named executive officers listed in the Summary Compensation Table below, or the named executive officers. The objective of the Compensation Committee is to establish compensation levels that will attract and retain managerial talent desired by us, reward employees for past contributions and motivate managerial efforts consistent with corporate growth, strategic progress and the creation of stockholder value. As we increase our revenues and approach profitability, our goal and objective is to review our overall compensation program to determine whether each compensation element fits into our overall compensation objectives. This review may result in changes to current procedures in determining executive compensation, the implementation of new procedures, the identification of specific corporate and/or personal performance measures in setting compensation policies, or a re-evaluation of how total compensation is determined among its different elements.

Role of Executive Officers

After its formation on July 22, 2005, the Compensation Committee left in place the existing compensation packages previously entered into with several named executive officers. In reaching these agreements, the Chief Executive Officer acted on our behalf. The Chief Executive Officer also reviews the performance of our other named executive officers that, as set forth below, is used to determine the compensation of these named executive officers. In general, the Compensation Committee has relied on recommendations made by the Chief Executive Officer in awarding compensation packages. The Compensation Committee reviews the performance of the Chief Executive Officer.

Elements of Executive Compensation

In fiscal 2006, the principal components of compensation for our named executive officers were salary and equity awards. Some of our named executive officers have also received performance-based incentive compensation. We have no pre-established policy for determining the allocation of compensation between cash and equity, or under what circumstances, terms or conditions to provide certain named executive officers with performance-based incentive compensation. However, some factors effecting the determination of the levels of each element of total compensation include length of service; nature, scope and level of responsibilities; accomplishment of tasks and goals; market analysis; and the attitude and work ethic of the employee.

Salary. Salaries are paid to our named executive officers in order to compensate them for their services to us. We establish the salaries for our named executive officers based on readily available public information regarding local market compensation levels, and, considering the fact that we have immaterial revenues and have only experienced net losses to date, we establish salaries for our named executive officers mostly at the low end of the market salary ranges. Our human resources manager has collected relevant market information using various websites.

Many of our named executive officers had employment contracts that were entered into prior to the formation of the Compensation Committee, which contracts provide for a base salary that can be increased. Any future compensation packages will be reviewed and approved by the Compensation Committee.

Factors considered in determining salary increases for named executive officers include: (i) length of time the executive has been employed by us and the last review and salary increase; (ii) the nature, scope and level of the executive’s responsibilities; (iii) accomplishment of tasks and goals such as the release of new products or product enhancements, attainment of milestones regarding research and development, and project completion; (iv) recommendations of the Chief Executive Officer; (v) past performance when reviewing employment contract renewals; (vi) market analysis; and (vii) the attitude toward his or her job and responsibilities and work ethic of the executive.

During fiscal 2006, most of our named executive officers did not receive any increase in their salaries. Factors affecting the decision to freeze the salaries of these named executive officers were (1) the suspension in the trading of our securities by the SEC and the related investigation, (2) the repeated need to enter into various financing transactions in order to continue operations, (3) we had immaterial revenues other than those generated by Smart Commerce and Smart CRM, Inc. (d/b/a Computility), or Smart CRM, and (4) we have only experienced net losses to date.

Because of the trading suspension, the related investigation, and the various financing transactions noted above, we believe that the attention of the named executive officers was diverted from our core business operations, possibly causing our performance to suffer. In addition, in light of the lack of adequate working capital, we tried to avoid any increase in costs in order to utilize the working capital we had to the greatest extent possible. Following the end of fiscal 2006 and as described in further detail below, several of our named executive officers have agreed to reductions in their base-salary and shifted to bonus compensation in an effort to reduce costs.

The lone exception to this salary freeze was the salary increases provided to our Chief Financial Officer, Nicholas A. Sinigaglia. Mr. Sinigaglia was originally hired in February 2006 as our Controller. On March 21, 2006, he was appointed our Chief Financial Officer, replacing our interim Chief Financial Officer, Scott Whitaker. In conjunction with his promotion to that position, Mr. Sinigaglia received graduated increases in his annual salary according to the following schedule:

Dates	Annual Salary
March 21 through 31, 2006	$90,000
April 1 though May 31, 2006	$110,000
June 1 through August 31, 2006	$120,000
September 1, 2006 to date	$135,000

Factors effecting the determination of the salary increases include comparable salaries based on company size, industry and position, experience, capabilities; work ethic; and responsibilities.

Equity Awards. Equity awards are made to provide each named executive officer with both the incentive and reward for achieving long-term success as reflected in the growth in our share value. The 2004 Equity Compensation Plan, or the 2004 Plan, is currently in effect. The 2004 Plan replaced the 2001 Equity Compensation Plan, or the 2001 Plan, which in turn replaced the 1998 Stock Option Plan, or the 1998 Plan. Under the 2004 Plan, the named executive officers, among others, may be awarded incentive stock options, restricted stock or a stock award. Under its terms, the committee administering the 2004 Plan determines the terms and conditions of each award, including but not limited to the amount of the award, vesting, and expiration. The outstanding options issued to our named executive officers under the 2001 Plan were fully vested upon the grant date. Most of the stock options granted to named executive officers under the 2004 Plan vest at the rate of 20% per year for five years on the anniversary of the grant date. Our Chief Financial Officer, who was hired and subsequently appointed to that position in 2006, was awarded stock options in fiscal 2006. The 2004 Plan is administered by the Compensation Committee. All stock option awards were made at or above the fair market value of our common stock on the date of the grant.

To date, named executive officers have only been granted incentive stock options under the 2004 Plan, but some named executive officers have, in prior years under prior plans, received awards of our common stock. Awards under the 2004 Plan are generally made when a named executive officer is first appointed to his position, and periodically in connection with awards that may be made to other employees. At this time, we do not have a plan establishing the dates, amounts or types of these awards.

In addition to the factors considered in determining named executive officers’ base salary, factors considered in determining awards of stock options under the 2004 Plan include: (i) the scale of awards based on past practices, (ii) our overall practice regarding different managerial levels; (iii) the executive’s past performance, and (iv) creating incentives for both the executive’s and our future performance and goals.

Beginning January 1, 2006, we began accounting for stock option equity awards as required by Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. Under SFAS No. 123R, all share-based payments to employees, including grants of employee stock options, must be recognized in our financial statements based on their fair values. The immediate effect has been to favor equity awards other than stock options to provide our named executive officers and other employees with equity based compensation.

Performance-Based Incentive Compensation. In prior years, certain of our named executive officers also received bonus compensation upon meeting or exceeding certain goals that we set for them. In the past, these bonuses have been tied to the development and release of certain applications within the OneBizSM suite. Factors that influence when we offer a bonus and the amount of that bonus include the importance of the goal to our overall success, the effort required to complete the goal, current salary level and the time since the last pay increase. No bonuses were paid to our named executive officers in 2006 for the same reasons that we froze salaries to most of our named executive officers in 2006 as described above.

Recent Developments

On January 12, 2007, the Compensation Committee approved the modification of the 2007 compensation for the following named executive officers: Michael Nouri, Thomas Furr, and Henry Nouri. Under the modified compensation arrangements, the 2007 annual base salary for each of these named executive officers has been reduced to $100,000. In consideration for this reduction in salary, the employees have orally agreed to, and the Compensation Committee approved, a performance based aggregate quarterly bonus. The bonus, if any, to be paid to each of these named executive officers will be 2% of any "Free Cash Flow." For these purposes, "Free Cash Flow" is defined as our total revenue, less operating expenses (with non-cash items added back), less principal debt payments. After considering the potential amount of the bonus, the Compensation Committee agreed to these reductions in salary as it would likely result in an overall reduction of our expenses and provide these officers with incentive-based compensation to improve our financial health, which was not an element of their compensation packages prior to this change. These bonuses relate only to “Free Cash Flow” during 2007 as this bonus arrangement expires on December 31, 2007. On January 1, 2008, compensation for these officers is scheduled to return to pre-reduction levels. The Compensation Committee approved and these officers agreed to amend their compensation arrangements. Effective April 16, 2007, each agreed to an increase in their salary to its pre-reduction level and to be paid the bonus described above for the period of the salary reduction. Because there was no “Free Chas Flow,” no bonus is due or owing these officers.

On April 18, 2007, our Chief Financial Officer was granted a restricted stock award of 30,000 shares of our common stock. The restriction on these shares lapses in three equal installments at the following dates: (1) the date of agreement, (2) the first anniversary of such date, and (3) on the second anniversary of such date, if he is a service provider to us on such date.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion & Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K/A.

Jeffrey W. LeRose (chairman)
C. James Meese, Jr.
Philippe Pouponnot

2006 Summary Compensation Table

The following table shows the annual and long-term compensation paid to, or accrued by us for, our Chief Executive Officer, the two individuals who served as our Chief Financial Officer, and our next three most highly compensated executive officers for services rendered to us during the fiscal year ended December 31, 2006. We refer to the persons identified on the table below as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Option awards ($) (1)	All other compensation ($)	Total ($)
Dennis Michael Nouri	2006	$170,000	$46,461	-	$216,461
President and
Chief Executive Officer

Scott Whitaker	2006	$70,000	$18,098	-	$88,098
Former Chief Financial
Officer (2)

Nicholas A. Sinigaglia	2006	$108,333	$17,197	-	$125,530
Chief Financial Officer (2)

Henry Nouri	2006	$150,000	$46,461	-	$196,461
Executive Vice
President

Gary Mahieu	2006	$150,000	-	-(3)	$150,000
COO and Vice President
of Smart Commerce, Inc.

Thomas Furr	2006	$136,800	$23,230	-	$160,030
Chief Operating Officer

(1)
See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 30, 2007 for a discussion of the assumptions made in the valuation of stock options.

(2)
Scott Whitaker ceased to be our Chief Financial Officer, and Nicholas A. Sinigaglia was appointed our Chief Financial Officer on March 21, 2006. Mr. Whitaker continues to serve as our Controller/Bookkeeper.

(3)	Does not include payments with respect to a covenant not to compete. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” in this report.

2006 Grants of Plan-Based Awards

		Estimated future payouts under equity incentive plan awards			Exercise or base	Grant date fair value of stock
Name	Grant date	Threshold (#)	Target (#)	Maximum (#)	price of option awards ($/Sh)	and option awards
Nicholas A. Sinigaglia	03/24/06	0	50,000(1)	50,000	$2.50(2)	$2.50(2)

(1)	The incentive stock option award provides for only a single estimated payout.
(2)
The exercise price and fair market value were determined by the Compensation Committee of our Board of Directors based on the light trading volume of our common stock around the time of the grant and the per share price agreed to in a private placement of common stock that was scheduled to occur around the time of the grant.

The option award was granted to Mr. Sinigaglia following his appointment as our Chief Financial Officer. As indicated in the table and footnotes above, the exercise price was set higher than the closing market price because of the low trading volume in our common stock at the time of the grant. During the month prior to the grant, the average trading volume for our common stock was approximately 2,900 shares per day. In addition, the private placement of 400,000 shares of our common stock at $2.50 per share was scheduled to close shortly after the grant date. Based on these factors, the exercise price was set above the closing trading price of $2.00. The option award provides for vesting over five years after the date of the grant, with 20% of the award vesting on March 24 of each year following the grant, provided Mr. Sinigaglia is still providing services to us. The full option vests and becomes exercisable immediately upon a change in control. The award has a ten year term.

Employment Agreements

We have the following employment agreements with our named executive officers. See “Potential Payments upon Termination or Change-in-Control” below for additional material terms of these agreements.

Dennis Michael Nouri.  Elsewhere in this document, Mr. Nouri is referred to as Michael Nouri, because he uses his middle name instead of his first name in most business dealings.  Effective April 1, 2004, covering employment commencing as of June 1, 2004, we entered into an employment agreement, which provided for an initial base salary of $170,000. The agreement replaced an employment agreement dated July 14, 1999 that was about to expire. The new agreement had a termination date of December 31, 2005, but it is automatically extended for additional two-year terms, unless either party provides the other with written notice of intention not to renew at least 180 days prior to the end of the term or the end of any renewal period. Since neither party gave written notice of termination, the agreement was extended for an additional two years and thus has a termination date of December 31, 2007, which shall be renewed for additional two-year terms unless either party gives notice of intention not to renew. The agreement requires us to make a severance payment to Mr. Nouri if either we terminate Mr. Nouri’ s employment without “Cause” or Mr. Nouri terminates his employment for “Good Reason,” because of death or “Disability,” or following a “Change in Control” (all as described under “Potential Payments upon Termination or Change-in-Control”). Mr. Nouri’s agreement contains non-competition and non-solicitation provisions. The non-competition provision prohibits him from directly or indirectly engaging in the same or similar business as ours in any jurisdiction where we do business for a period of one year following the termination of employment for any reason. The non-solicitation provision prohibits the direct or indirect solicitation of (a) any of our customers to either purchase similar products or services from others, (b) to take away the customers’ business from us, or (c) to induce employees to leave their employment with us, for a period of one year following the termination of employment for any reason.

Henry Nouri.  Effective April 1, 2004, covering employment commencing as of June 1, 2004, we entered into an employment agreement with Mr. Nouri, which provided for an initial base salary of $150,000. The agreement replaced an employment agreement dated July 14, 1999 that was about to expire. The new agreement had a termination date of December 31, 2005, but it would be automatically extended for additional two-year terms, unless either party provided the other with written notice of intention not to renew at least 180 days prior to the end of the term or the end of any renewal period. Since neither party gave written notice of termination, the agreement was extended for an additional two years and thus has a termination date of December 31, 2007, which shall be renewed for additional two-year terms unless either party gives notice of intention not to renew. The agreement requires us to make a severance payment to Mr. Nouri if either we terminate Mr. Nouri’ s employment without “Cause” or Mr. Nouri terminates his employment for “Good Reason,” because of death or “Disability,” or following a “Change in Control” (all as described under “Potential Payments upon Termination or Change-in-Control”). Mr. Nouri’s agreement contains non-competition and non-solicitation provisions. The non-competition provision prohibits him from directly or indirectly engaging in the same or similar business as ours in any jurisdiction where we do business for a period of one year following the termination of employment for any reason. The non-solicitation provision prohibits the direct or indirect solicitation of (a) any of our customers to either purchase similar products or services from others, (b) to take away the customers’ business from us, or (c) to induce employees to leave their employment with us, for a period of one year following the termination of employment for any reason.

Thomas Furr. Effective April 1, 2004, covering the employment period commencing on June 1, 2004, we entered into an employment agreement which was amended effective November 9, 2005. This agreement replaced an earlier agreement dated September 15, 2001 that was about to expire. The agreement provided for an initial base salary of $70,000, which was increased to $90,000 effective July 1, 2004 and $136,800 effective November 9, 2006. The agreement had a termination date of December 31, 2005, but is automatically extended for additional one-year terms, unless either party provides the other with written notice of intention not to renew at least 30 days prior to the end of the term or of any renewal period.  Since neither party has given written notice of termination, the agreement has been extended through December 31, 2007, and shall be renewed for additional one-year terms unless either party gives notice of intention not to renew. The agreement requires us to make a severance payment to Mr. Furr if either we terminate Mr. Furr’s employment without “Cause” or Mr. Furr terminates his employment for “Good Reason” (as described under “Potential Payments upon Termination or Change-in-Control”). Mr. Furr’s agreement contains non-competition and non-solicitation provisions. The non-competition provision prohibits Mr. Furr from directly or indirectly engaging in the same or similar business as ours in any jurisdiction where we do business for a period of two years following the termination of employment for any reason. The non-solicitation provision prohibits the direct or indirect solicitation of (a) any of our customers to either purchase similar products or services from others, (b) to take away the customers’ business from us, or (c) to induce employees to leave their employment with us, for a period of two years following the termination of employment for any reason.

Scott Whitaker. Effective April 1, 2004, covering employment commencing on such date, we entered into an employment agreement which provided for an initial annual base salary of $45,000, subject to approved increases. Effective March 2005, Mr. Whitaker’s salary was increased to $70,000. The agreement has no set termination date. The agreement was accompanied by a grant of incentive stock options for 25,000 shares of common stock at an exercise price of $5.00, vesting as follows: 20% on the first anniversary of the grant, and 416.67 shares at the end of each month thereafter. Mr. Whitaker’s agreement contains non-competition and non-solicitation provisions. The non-competition provision prohibits him from directly or indirectly engaging in the same or similar business as ours in any jurisdiction where we do business for a period of one year following the termination of employment for any reason. The non-solicitation provision prohibits the direct or indirect solicitation of (a) any of our customers to either purchase similar products or services from others, (b) to take away the customers’ business from us, or (c) to induce employees to leave their employment with us, for a period of one year following the termination of employment for any reason.

Gary Mahieu. Effective October 17, 2005, covering employment commencing on such date, we entered into an employment agreement which provided for an initial base salary of $150,000. The agreement has a termination date of October 17, 2007. The agreement requires us to make a severance payment to Mr. Mahieu if either we terminate Mr. Mahieu’s employment without “Cause” or Mr. Mahieu terminates his employment for “Good Reason” (as described under “Potential Payments upon Termination or Change-in-Control”). Mr. Mahieu’s agreement contains non-competition and non-solicitation provisions. The non-competition provision prohibits him from directly or indirectly engaging in the same or similar business as ours in any jurisdiction where we do business for a period of the later of (1) four years following the date of the agreement, or (2) one year following the termination of employment for any reason. The non-solicitation provision prohibits the direct or indirect solicitation of (a) any of our customers to either purchase similar products or services from others, (b) to take away the customers’ business from us, or (c) to induce employees to leave their employment with us, for a period of the later of (1) four years following the date of the agreement, or (2) one year following the termination of employment for any reason. As consideration for the covenants not to compete contained in the agreement, Mr. Mahieu is entitled to receive payments totaling $510,000 in equal quarterly installments commencing January 2, 2006, with the final payment originally scheduled to be made on October 1, 2007. As of February 7, 2007, all of these payments have been to Mr. Mahieu.

Nicholas A. Sinigaglia. Effective March 21, 2006, covering employment commencing on such date, we entered into an employment agreement which provided for an initial annual base salary of $90,000, which was increased according to the following schedule: to $110,000 effective April 1, 2006, to $120,000 effective June 1, 2006, and to $135,000 effective September 1, 2006. The agreement has a termination date of March 31, 2007, but it will be automatically extended for additional one-year terms, unless either party provides the other with written notice of intention not to renew at least 30 days prior to the end of the term or of any renewal period. Because the required notice to terminate this agreement was not provided, the agreement renewed and the new termination date is March 31, 2008. Mr. Sinigaglia’s agreement contains non-competition and non-solicitation provisions. The non-competition provision prohibits him from directly or indirectly engaging in the same or similar business as ours in any jurisdiction where we do business for a period of one year following the termination of employment for any reason. The non-solicitation provision prohibits the direct or indirect solicitation of (a) any of our customers to either purchase similar products or services from others, (b) to take away the customers’ business from us, or (c) to induce employees to leave their employment with us, for a period of one year following the termination of employment for any reason. The agreement was accompanied by a grant of incentive stock options for 50,000 shares of common stock at an exercise price of $2.50 vesting over a five-year period in five equal installments, commencing one year from the date of the grant. Option vesting is accelerated upon a change of control or corporate reorganization such that all options would vest immediately.

Indemnity Agreements. In addition to the employment agreements, we have also entered into indemnity agreements with the following: Michael Nouri, Henry Nouri, Thomas Furr, Joan Keston (our former general counsel) and Scott Whitaker. These indemnification agreements provide that the officers will be indemnified, to the fullest extent permitted under our bylaws and Delaware law, for their expenses incurred in connection with the SEC investigation involving us. Each officer also agreed to repay these amounts to us should it ultimately be determined that such indemnity was not permissible.

2006 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($/Sh)	Option expiration date
Dennis Michael Nouri	250,000(1)	0	$1.43	12/31/2008
	20,000(2)	80,000	$8.61	07/22/2015
Scott Whitaker	200(3)	0	$5.00	12/21/2008
	12,083(4)	12,917	$3.50	04/01/2014
	5,000(5)	20,000	$5.00	04/15/2015
	4,000(2)	16,000	$8.61	07/22/2015
Nicholas A. Sinigaglia	0(6)	50,000	$2.50	03/24/2016
Henry Nouri	250,000(1)	0	$1.43	12/31/2008
	20,000(2)	80,000	$8.61	07/22/2015
Thomas Furr	75,000(7)	0	$1.30	02/05/2009
	10,000(2)	40,000	$8.61	07/22/2015

(1)	This option was fully vested on December 31, 2003, the date of the grant.
(2)	Vests as to 20% of the award on each anniversary of the grant date for five years following July 22, 2005, the date of the grant.
(3)	Vests as to 33-1/3% of the award on each anniversary of the grant date for three years following December 22, 1998, the date of the grant.
(4)	Vests as to 20% of the award on the first anniversary of the grant date, which was April 1, 2004, and as to 416.67 shares at the end of each month thereafter.
(5)	Vests as to 20% of the award on each anniversary of the grant date for five years following April 15, 2005, the date of the grant.
(6)	Vests as to 20% of the award on each anniversary of the grant date for five years following March 24, 2006, the date of the grant.
(7)	This option was fully vested on February 4, 2004, the date of the grant.

Potential Payments upon Termination or Change-in-Control

We currently have employment agreements with certain of our named executive officers which contain terms that provide for the potential payment of amounts following termination. These payments include: (1) salary for services rendered prior to termination date, (2) accrued but unused vacation, (3) continued payment of base salary and participation in our benefits programs for a period following termination, and (4) immediate vesting of outstanding stock options. These payments are collectively referred to as the Termination Payments. The payments vary depending on the reason for termination. Termination Payments (1) and (2) are made as a lump sum payment. The period over which Termination Payment (3) is made is set forth below.

Termination With “Cause.” For Michael Nouri and Henry Nouri, we would be obligated to make Termination Payments (1) and (2) described above. In the employment agreements with these named executive officers, “Cause” is defined as (1) participation in a fraud or theft against us; (2) any chemical dependence which materially adversely affects the performance of duties and responsibilities; (3) material breach of fiduciary obligations; (4) repeated and willful failure to materially perform his duties after written notice and opportunity to cure; (5) material breach of our policies or any provision of the employment agreement; (6) gross misconduct resulting in substantial loss or damage to our reputation; or (7) a knowing material violation of securities laws, rules or regulations.

For Thomas Furr and Gary Mahieu, we would be obligated to make Termination Payment (1) described above. In the employment agreements with these named executive officers, “Cause” is defined as (1) participation in a fraud or act of dishonesty against us; (2) any chemical dependence which affects the performance of duties and responsibilities; (3) breach of fiduciary obligations; (4) willful failure to perform his duties; (5) breach of our policies or any material provision of the employment agreement; or (6) conduct our Board of Directors determined demonstrates unfitness to serve.

Termination Without “Cause” or Termination for “Good Reason.” For Michael Nouri and Henry Nouri, we would be obligated to make all categories of Termination Payments described above. The applicable period of time for Termination Payment (3) is twelve months. “Good Reason” is defined as (1) demotion or diminution in position, title or duties, (2) reduction in base salary, (3) failure to be re-elected as a member of the Board, (4) relocation of their office more than 30 miles outside of Research Triangle Park, North Carolina, or (5) a material breach of the employment agreement by us.

For Thomas Furr, we would be obligated to make Termination Payments (1) and (3) described above. The applicable period of time for Termination Payment (3) is three months. In the employment agreement with Mr. Furr, “Good Reason” is defined as (1) demotion or diminution in position, title or duties, (2) relocation of his office more than 30 miles outside of Research Triangle Park, North Carolina, or (3) a material breach of the employment agreement by us.

For Gary Mahieu, we would be obligated to make Termination Payment (3) described above. The applicable period of time for Termination Payment (3) is through the term of the employment agreement, which is currently scheduled to terminate October 17, 2007. In the employment agreement with Mr. Mahieu, “Good Reason” is defined as any action by us that results in constructive termination without “Cause.”

Termination Because of Death or Disability. For Michael Nouri and Henry Nouri, we would be obligated to make Termination Payments (1), (3) and (4) described above. The applicable period of time for Termination Payment (3) is twelve months. For Thomas Furr, we would be obligated to make Termination Payment (1) described above. In the employment agreements with these named executive officers, “Disability” is defined as the inability to perform the named executive officer’s duties for 30 consecutive calendar days as a result of physical or mental illness or injury.

Termination Following “Change in Control.” For Michael Nouri and Henry Nouri, we would be obligated to make Termination Payments (1), (2) and (4) described above. In addition to these payments, the surviving entity would be obligated to make the following payment in lieu of Termination Payment (3). These employment agreements provide that a “Change in Control” occurs on the earliest of (1) the date a person or entity becomes the beneficial owner of 30% of our outstanding common stock (excluding persons or entities owning 50% or more of our common stock as of the date of the agreement), or (2) the date the stockholders approve a definitive agreement to (a) merge us (unless the employee owns more than 50% of the surviving entity), (b) sell substantially all of our assets, or (c) liquidate or dissolve us. Under this retention provision, if they remain employed by the surviving entity for a period of time after the change of control occurs designated by the Board of Directors of the surviving entity, and either their employment is terminated by the surviving entity without “Cause” or by the named executive officer for “Good Reason,” the surviving entity must pay each an amount equal to the lesser of (1) 299% of their respective highest annual salary and bonus during the preceding five years, or (2) the largest amount payable without triggering an excise tax under Section 280G of the Internal Revenue Code of 1986, as amended. This retention payment is in addition to other severance payments described above and is to be made as a lump sum upon the effective date of the termination.

Option agreements entered into with the named executive officers provide for an acceleration of vesting following a “Change in Control” or a “Corporate Reorganization.” In these option agreements, a “Change in Control” occurs when (1) beneficial ownership of 50% or more of our outstanding common stock is acquired by a person or group of persons (as defined in Section 13(d)(3) of the Exchange Act) other than financial investors, or (2) more than 50% of our assets are transferred to a person or group of persons other than financial investors. A “Corporate Reorganization” is defined as (1) the dissolution or liquidation of us, (2) a capital reorganization or merger, unless (a) such transaction involves only a parent or subsidiaries, or (b) immediately following such transaction, there is no change in a majority of the voting power, (3) a sale of substantially all of our assets, or (4) the acquisition of our common stock that results in a change in a majority of the voting power. Options to purchase an aggregate of 575,000 shares of our common stock issued to Mssrs. Nouri, Nouri and Furr were fully vested upon issuance, and therefore no acceleration would take place.

Potential Payments

The following table lists the amounts that would have to be paid to each listed named executive officer under the termination scenarios set forth above if such termination would have occurred on December 29, 2006:

		Termination with “Cause”	Termination Without “Cause” or For “Good Reason”	Termination Because of Death or Disability	Termination Following Change in Control
Michael Nouri	Salary(1)	$19,615(2)	$189,615(2)(4)	$170,000(4)(5)	$697,915(2)(4)(5)
	Equity (3)	-	$(496,800)	$(496,800)	$(496,800)
Henry Nouri	Salary(1)	$17,308(2)	$167,308(2)(4)	$150,000(4)(5)	$615,808(2)(4)(5)
	Equity (3)	-	$(496,800)	$(496,800)	$(496,800)
Scott Whitaker	Salary	-	-	-	-
	Equity (3)	-	-	-	$(165,569)
Nicholas Sinigaglia	Salary	-	-	-	-
	Equity (3)	-	-	-	$(5,000)
Thomas Furr	Salary(1)	-	$34,200(4)	-	-
	Equity (3)	-	-	-	$(248,400)
Gary Mahieu	Salary(1)	-	$119,355(4)	-	-
	Equity (3)	-	-	-	-

(1)	Assumes that all payments under Termination Payment (1) have been made at the time of termination.
(2)	Based on the maximum vacation the named executive officer can accrue.
(3)
The value of the equity payments is determined based on the intrinsic value (i.e., the value based on the closing price of our common stock less the per share exercise price of the option) of the options that would become vested if such termination occurred on December 29, 2006. Negative payment amounts indicate that the weighted average exercise price of these options exceeded the closing price of our common stock on December 29, 2006, which was $2.40 per share. Therefore, if the named executive officer is terminated while the options are underwater, the actual payout to the named executive officer related to such options would be zero.

(4)	Based on the employee’s base salary as of December 29, 2006.
(5)	Includes the annual cost of insurance coverage provided for the named executive officer and family as of December 31, 2006.

2006 Director Compensation

The following table summarizes the compensation paid by us to non-employee directors for the fiscal year ended December 31, 2006:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Frank Coll(1)	$1,750	$9,103	$10,853
David E.Y. Sarna(2)	$13,250	$29,588	$42,838
Jeffrey W. LeRose	$29,250	$26,927(3)	$56,177
Shlomo Elia(4)	-	-	-
Philippe Pouponnot(4)	-	-	-
C. James Meese, Jr.	$3,000(5)	-	$3,000

(1)	Resigned as a director on March 5, 2006.
(2)	Resigned as a director on June 23, 2006.
(3)
Includes a stock option award to purchase 10,000 shares of our common stock that is fully vested and exercisable as of December 31, 2006. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 30, 2007 for a discussion of the assumptions made in the valuation of stock options.

(4)	Although these directors qualify for payment under our Board Compensation Policy, as of the end of our last fiscal year, they have waived the receipt of any compensation.
(5)
In February 2007, our Board of Directors amended our Board Compensation policy. This amendment resulted in a retroactive increase in cash compensation from $2,000 per month to $2,500 per month for Mr. Meese. This increase was made to reflect his additional duties as Chairman of our Audit Committee. Additional amounts payable as a result of this retroactive increase were paid in February 2007.

In the first quarter of fiscal 2007, Jeffrey W. LeRose was granted a restricted stock award of 15,000 shares of our common stock. The restriction on these shares lapses in equal installments quarterly for the year following the award if he is a member of our Board of Directors on such date. Also in the second quarter of fiscal 2007, C. James Meese, Jr. entered into an option agreement for the purchase of up to 20,000 shares of our common stock. This option will vest in quarterly increments over the year following Mr. Meese’s appointment to our Board in November 2006. The exercise price for these options was set as the second trading day following the filing of our Annual Report on Form 10-K for the year ending December 31, 2006. That document was filed with the SEC on March 30, 2007.

During 2006, we had in place a written compensation policy covering compensation to our directors. Under this policy, directors who also served as our employees were not eligible to receive any compensation. Over the course of the year, this policy was amended.

Under the policy in effect from the beginning of the year through September 30, 2006, each non-management member of the Board was entitled to a retainer fee of $5,000 and an initial grant of 10,000 non-qualified stock options, having an exercise price equal to the fair market value of our stock on the date of the grant upon initial election to the Board. These options vest quarterly over a year’s time, provided the optionee remains a member of the Board of Directors. In addition, at the time of the annual meeting of our stockholders, each non-management member of the Board who is re-elected to the Board (and who has been serving on the Board for at least six months prior to the date of the annual meeting) shall be granted an additional 10,000 non-statutory stock options, having an exercise price equal to the fair market value of our stock on the date of the grant. These options vest quarterly over a year’s time, provided the optionee remains a member of the Board of Directors, and shall accelerate in the event of a change in control. They are also entitled to a meeting fee of $1,000 per meeting, and an additional meeting fee of $250 per committee meeting.

The Chairman of the Audit Committee was entitled to a retainer fee of $5,000 upon initial election to the post of Chairman of the Audit Committee and an initial grant of 24,000 non-qualified stock options, having an exercise price equal to the fair market value of our stock on the date of the grant. These options were under the same vesting and subsequent award terms as those described above for other non-management directors in the preceding paragraph. The Audit Committee Chair was also entitled to a meeting fee of $2,000 per each meeting of the full Board of Directors or the Audit Committee, and $250 for each meeting of other Board committees of which such person is a member.

Effective August 1, 2006 until November 17, 2006, this policy was revised to provide that non-management directors receive a fee of $1,500 per month for their services, while a non-management Chairman of the Board was to receive $4,000 per month for his or her services. In addition, upon appointment, each non-management director was entitled to a grant of either an option for 20,000 shares of our common stock, or 10,000 restricted shares of our common stock; and the Chairman of the Board of Directors was entitled to a grant of either an option for 30,000 shares of our common stock, or 15,000 restricted shares of our common stock. These grants will be made under the 2004 Plan.

At the time of this change, we only had one non-management member of our Board. Following the resignation of our President and Chief Executive Officer as Chairman of the Board, the non-management member of the Board was elected to that position, and also served as the sole member of the Audit, Compensation, and Corporate Governance and Nominating Committees of our Board. In light of this increase in responsibilities and demands on the sole non-management director’s time, his compensation was increased.

From November 17, 2006 until the end of the year, the policy was revised to provide that, in addition to the compensation described above, the Chairman of the Audit Committee was entitled to a fee of $2,000 per month in place of the fee per meeting described above. All other terms of the policy remained in effect.

This latter amendment to the compensation policy was made in conjunction with the appointment of three non-management members to our Board. One of these newly appointed members was also elected to be Chairman of the Audit Committee and determined to be an “audit committee financial expert” under Item 407(d)(5)(ii) of Regulation S-K. In light of the increased responsibilities of this position and being appointed to such position near the end of our fiscal year, it was determined that the Chair of the Audit Committee should be entitled to compensation above that provided to other non-management members of the Board.

Subsequent to the end of the fiscal year, this policy was amended again. Under the revised plan, a non-management member of our Board of Directors is entitled to a fee of $1,500 per month, plus $250 per month for each committee on which the member serves. If the director serves as the Chairman of the Audit Committee, the $1,500 is increased to $2,000, but the director does not receive the $250 per month for serving on the Audit Committee. There were no changes in either the equity compensation or the compensation paid to the Chairman of the Board. The increase was made to reflect the additional work required as a member of a committee of our Board.

Each non-management director is eligible for expense reimbursement for reasonable travel and lodging expenses incurred in connection with his or her attendance at Board and committee meetings.

User Advisory Board. We organized a User Advisory Board, consisting of up to 10 professionals representing expertise in a broad range of business areas to assist our marketing and sales executives with ongoing product development planning, pricing, partnerships, new product development and other issues, including customer acquisition and retention. User Advisory Board members provide advice to our management, but do not have any power to make decisions. User Advisory Board members also do not have the same duties and liabilities as members of our Board of Directors have. Each of our User Advisory Board members has been granted nonqualified options to purchase 10,000 shares of common stock at an exercise price of $3.50 per share, which options vest in equal increments of 1,250 shares per meeting attended, provided the member remains on the Advisory Board for at least one year. At present, members of the User Advisory Board include Mark Self, Rick Bernhardt, Brian Kinahan, and William Eldridge.

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, the following current and former members of our Board of Directors also served on the Board’s Compensation Committee: Jeffrey W. LeRose, Frank Coll, David E.Y. Sarna, C. James Meese, Jr., and Philippe Pouponnot. None of the persons that served on the Compensation Committee during 2006 were current or former officers or employees of Smart Online, or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. During fiscal 2006, no interlocking relationships existed between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 27, 2007: (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors; and (iii) by all of our officers and directors as a group.

Beneficial Owner Name and Address	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class
Atlas Capital SA 116 Rue du Rhone CH-1204 Geneva, Switzerland	2,347,288	13.2%
Doron Roethler(3) c/o Michal Raviv at Granot, Strauss, Adar & Co. 28 Bezalel Street Ramat Gan 52521, Israel	2,001,778	11.2%
Magnetar Capital Master Fund, Ltd.(4) c/o Magnetar Financial LLC 1603 Orrington Avenue Evanston, IL 60201	2,352,941	13.2%
Hare & Co.(5) 1 Wall Street New York, NY 10005	1,176,471	6.6%
Michael Nouri(6) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	1,032,407	5.8%
Scott Whitaker (7) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	52,883	0.3%
Nicholas A. Sinigaglia (8) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	40,000	0%
Henry Nouri(9) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	1,487,984	8.3%
Thomas Furr(10) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	419,737	2.4%
Gary Mahieu (11) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	48,127	0.3%
Jeffrey W. LeRose(12) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	25,000	0.1%
Shlomo Elia c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	60,972	0.3%
Philippe Pouponnot c/o Smart Online, Inc. 2530 Meridian Parkway Durham, North Carolina 27713	50,750	0.3%
C. James Meese, Jr.(13) c/o Smart Online, Inc. 2530 Meridian Parkway Durham, NC 27713	10,000	0%
All officers and directors as a group (12 persons)	3,425,394	19.2%

_____________

(1)	All shares are common stock.
(2)
The preceding table was prepared based solely upon the information furnished to us by officers, directors and stockholders as of April 27, 2007 and from corporate stock transfer ledgers. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. As of April 27, 2007, there were 17,872,137 shares issued and outstanding, and our officers and directors beneficially owned approximately 3,425,394 shares, including shares which can be acquired upon exercise of stock options within 60 days after April 27, 2007, which options were treated the same as outstanding shares in calculating the percentage ownership of our officers and directors.

(3)
Includes (i) 1,323,619 shares owned by Greenleaf Ventures Ltd., a British Virgin Islands company, (ii) 121,116 shares owned by Crystal Management Ltd., a company registered in Anguilla, and (iii) 557,043 shares of common stock owned directly by Doron Roethler. Mr. Roethler exercises sole investment and voting power over the shares held by both Greenleaf Ventures, Ltd. and Crystal Management, Ltd.

(4)	Includes a warrant to purchase up to 784,314 shares of common stock which can be exercised within 60 days after April 27, 2007.
(5)	Includes a warrant to purchase up to 392,157 shares of common stock which can be exercised within 60 days after April 27, 2007.
(6)
Includes (1) 23,000 shares of common stock owned by a trust for which Michael Nouri is the trustee and is not a beneficiary and for which he exercises sole voting power, and (2) 270,000 shares which can be acquired upon the exercise of options which can be exercised at any time within the 60 days after April 27, 2007. Does not include 80,000 shares subject to options which cannot be exercised within 60 days after April 27, 2007, and does not include 264,731 shares owned by Ronna Nouri, wife of Michael Nouri.

(7)
Includes 28,783 shares which can be acquired upon the exercise of options which can be exercised at any time within the 60 days after April 27, 2007. Does not include 41,417 shares subject to options which cannot be exercised within 60 days after April 27, 2007.

(8)
Includes 30,000 shares issued as a restricted stock award under our 2004 Equity Compensation Plan, and 10,000 shares which can be acquired upon the exercise of options which can be exercised at any time within the 60 days after April 27, 2007. Does not include 40,000 shares subject to options which cannot be exercised within sixty (60) days after March 31, 2007.

(9)
Includes 270,000 shares which can be acquired upon the exercise of options which can be exercised at any time within the 60 days after April 27, 2007. Does not include 80,000 shares subject to options which cannot be exercised within 60 days after April 27, 2007.

(10)
Includes 85,000 shares which can be acquired upon the exercise of options which can be exercised at any time within the 60 days after April 27, 2007. Does not include 40,000 shares subject to options which cannot be exercised within 60 days after April 27, 2007.

(11)	Does not include 105,365 shares held by Christine Mahieu, wife of Gary Maheiu.
(12)
Includes 15,000 shares issued as a restricted stock award under our 2004 Equity Compensation Plan, and 10,000 shares which can be acquired upon the exercise of options which can be exercised at any time within the 60 days after March 31, 2007.

(13)
Includes 10,000 shares which can be acquired upon the exercise of options which can be exercised at any time within the 60 days after April 27, 2007. Does not include 10,000 shares subject to options which cannot be exercised within 60 days after April 27, 2007.

Equity Compensation Plans

The following table sets forth as of December 31, 2006, information related to stockholder approval of our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity Compensation plans approved by security holders	2,110,100(2)	$4.80	2,873,400(3)
Equity Compensation plans not approved by security holders	250,000(4)	$9.82	N/A
Total	2,360,100		2,873,400

(1)	Refers to shares of our Common Stock.

(2)
Includes shares upon exercise of outstanding options in the amounts indicated: 2004 Equity Compensation Plan, 1,494,200; 2001 Equity Compensation Plan, 595,000; and 1998 Equity Compensation Plan, 20,900.

(3)	Includes 2,873,400 shares remaining under the 2004 Equity Compensation Plan. No shares remain available for grants under either the 2001 Equity Compensation Plan or the 1998 Stock Option Plan.

(4)
Includes 250,000 shares issuable pursuant to an option granted to a consultant pursuant to an individual compensation arrangement not under any equity compensation plan. The exercise price under this option grant is $9.815 per share, with the shares vesting in equal installments on December 13, 2005; March 13, 2006; June 13, 2006; September 13, 2006; and December 13, 2006. The option has a termination date of March 8, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

The Audit Committee of our Board of Directors has recently adopted the Policy and Procedures with Respect to Related Person Transactions, which is implemented through the audit committee and is designed to regularly monitor the appropriateness of any significant transactions with related persons. The policy applies to any transaction required to be disclosed under Item 404(a) of Regulation S-K in which (1) we are a participant, (2) any related person (as defined in Item 404(a) of Regulation S-K) has a direct or indirect material interest and (3) the amount involved exceeds $120,000. Our policy requires notification to our Chief Financial Officer prior to the consummation of any related person transaction regardless of whether the related person has a material interest, describing the related person’s interest in the transaction, the material facts of the transaction, the benefits to us of the transaction, the availability of other sources of comparable products or services, and an assessment of whether the transaction is on terms that are comparable to the terms available to an unrelated third party or employees generally. The Chief Financial Officer then evaluates the proposed transaction and, if he determines that it is a related person transaction, submits the transaction to the Audit Committee for approval. The Audit Committee considers all of the relevant facts and circumstances available to it including (if applicable) but not limited to:

•	the benefits to us;

•
the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer;

•	the availability of other sources for comparable products or services;

•	the terms of the transaction; and

•	the terms available to unrelated third parties or to employees generally.

No member of the Audit Committee shall participate in any review, consideration or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person. The Audit Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of us and our stockholders, as the Audit Committee determines in good faith. If the transaction has already been consummated, the Audit Committee will undergo the same analysis as it does with a proposed transaction, and if it determines that the consummated transaction is a related person transaction, it will evaluate whether the consummated related person transaction should be ratified, amended, terminated or rescinded and whether any disciplinary action is appropriate.

The Audit Committee has reviewed and approved or ratified all related person transactions that have taken place since the beginning of fiscal 2006.

Related Person Transactions

Except as disclosed below, none of the following persons has, since January 1, 2006, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;

•	Any person proposed as a nominee for election as a director;

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•	Any of our promoters; or

•	Any relative or spouse of any of the foregoing persons who lives in the same house as such person.

Non-Compete Payments Made to Chief Operating Officer of Smart Commerce

In October 2005, we purchased all of the stock of iMart. One of the named executive officers, Gary Mahieu, was a founder and shareholder of iMart, and was its principal executive officer. Following the purchase of iMart’s stock, Mr. Mahieu entered into an employment agreement with Smart Commerce, the Company’s wholly-owned subsidiary. Under the terms of that agreement, we agreed to make non-competition payments to Mr. Mahieu of an aggregate of $510,000 to be made in eight equal quarterly installments of $63,750 through October 1, 2007. In connection with obtaining a loan from Fifth Third Bank, the payment schedule was modified to require all outstanding non-compete payments to be made by February 2007. This amount was paid in full on February 7, 2007, and no additional non-compete payments are owed to Mr. Mahieu.

Loans Made by Certain Parties to the Chief Executive Officer

During 2005, the following loans were made by certain investors, consultants and/or stockholders to our Chief Executive Officer: (i) $809,736.49 was borrowed from Leon Sokolic, one of our stockholders, (ii) $77,971.20 was borrowed from Atlas Capital, S.A., or Atlas, one of our stockholders, (iii) $80,000 was borrowed from Pete Coker, a principal of Tryon Capital, which provided financial consulting services to us and received a warrant and cash fees, and (iv) $296,589 was borrowed from Berkley Financial Services, Ltd., or Berkley, which received compensation for services rendered to us for investment banking and investor relations services, including during the period in which Berkley was making loans to the Chief Executive Officer, or collectively, the Lenders. Under Section 402 of the Sarbanes-Oxley Act of 2002, we are prohibited from making personal loans to our directors and executive officers, directly and indirectly. We believe that the loans to the Chief Executive Officer described above are not personal loans made directly or indirectly by us to the Chief Executive Officer.

On January 19, 2007, our Chief Executive Officer entered into Note Cancellation Agreements with each of the Lenders. Under the terms of these Note Cancellation Agreements, the Chief Executive Officer transferred his personally held shares of our common stock to the Lenders as consideration for the cancellation of promissory notes held by the Lenders. Under these agreements, the Chief Executive Officer transferred a total of 521,699 shares of common stock for the cancellation of principal and interest totaling $1,306,178.66 as of December 31, 2006. The agreed upon per share value ranged from $1.50 to $4.22 per share.

In connection with the Note Cancellation Agreements, we entered into Registration Rights Agreements with each of the Lenders described in the preceding paragraphs. Under the terms of these Registration Rights Agreements, each Lender must be given notice when we file a registration statement under the Securities Act of 1933. Each Lender is then permitted to include its shares received in such registration statement. Under the Registration Rights Agreements, parties electing to include such shares in the registration are to bear their pro rata portion of the registration expenses.

Certain Investor Relations Service Provider and Company Stockholder

In February 2005, we entered into an investment banking agreement with Berkley whereby Berkley served as our nonexclusive agent in connection with the negotiation and closing of one or more transactions with investors outside the United States. Pursuant to this agreement, we paid Berkley approximately $290,000 in cash in 2005. We sent a notice of termination of this agreement to Berkley on March 22, 2006. In addition, in October 2005, we entered into an investor relations agreement with Berkley, under which Berkley was paid $250,000 and issued 625,000 shares of our stock. On August 30, 2006, we entered into a “Settlement Agreement” with Berkley with regard to its consulting agreement. Pursuant to the Settlement Agreement, Berkley released any and all claims to the 625,000 shares of the common stock that we did not deliver, and released us from any obligation to make any additional payments under the consulting agreement. We agreed Berkley can retain all of the $250,000 cash fee previously paid, and released Berkley from any obligation to provide services pursuant to the terms of the consulting agreement. We believe there may be some relationship between Doron Roethler (a stockholder who beneficially owns more than 10% of the outstanding shares of our common stock) and Berkley, although we are unable to determine the nature of the relationship.

Private Placement of Common Stock to a Certain Director

In a transaction that closed on August 21, 2006, Mr. Pouponnot purchased 50,000 shares of our common stock in a private placement transaction. The private placement shares were sold at $2.50 per share pursuant to Subscription Agreements between Mr. Pouponnot and us. We entered into a Subscriber Rights Agreement with Mr. Pouponnot whereby we are obligated to register these shares for resale by the purchaser by filing a registration statement on or before September 30, 2006. If a registration statement is not filed by that date, we are obligated to pay a penalty obtained by multiplying the total purchase price for the shares by 0.5% by the number of prorated 30 day periods after the target registration date. At our sole discretion, this penalty can be paid in the number of shares obtained by dividing the total penalty amount by the per share purchase price. We filed a registration statement for these shares on April 3, 2007. In January 2007, we entered into an amendment to the registration rights agreement with Mr. Pouponnot. Under this amendment, the penalty for late registration was set at a fixed amount. We subsequently issued Mr. Pouponnot 750 shares of our common stock as payment for this late registration penalty with an aggregate value of $2,100 based upon a closing price per share of $2.80 on the OTC-BB on the date of issuance.

Mr. Pouponnot has also entered into a Dribble Out Agreement with us pursuant to which he may sell up to 25% of these shares during any rolling 30 day period, following the effective date of the registration statement.

At the time of the sale to Mr. Pouponnot, he had not been appointed a member of our Board of Directors. Although the Dribble Out Agreement described above still applies, any disposition of the shares sold to Mr. Pouponnot would also have to comply with our Insider Trading Policy.

Private Placement of Common Stock to a Certain Affiliate by Chief Executive Officer

On October 10, 2006, Michael Nouri entered into a stock purchase agreement with Doron Roethler, a current stockholder. Pursuant to this agreement, Mr. Nouri sold 247,043 shares of our common stock from his personal holdings at a price of $1.5176 per share. We entered into a Registration Rights Agreement with Mr. Roethler in connection with this transaction under which hawse have an obligation to register the shares sold by Mr. Nouri to Mr. Roethler on the first registration statement filed by us following the sale. Under the terms of this agreement, the shares are required to be delivered upon our execution of such Registration Rights Agreement, which occurred on January 19, 2007.

Director Independence

Our Board of Directors has determined that two of our directors are “independent” as defined by SEC and NASDAQ rules regarding board members, committees and other corporate governance standards. Those directors are Jeffrey W. LeRose and C. James Meese, Jr. Although our Board of Directors has determined that Philippe Pouponnot, a member of our Audit Committee, is an "independent director" as defined under NASDAQ rules, it also has determined that he does not meet the additional requirements of independence applicable to audit committee members of a listed issuer under SEC Rule 10A-3 of the Exchange Act due to his relationship with the Blueline Fund, one of our stockholders. The Board of Directors nevertheless appointed Mr. Pouponnot to the Audit Committee because the Board determined that it was in our best interest to have an Audit Committee composed of three directors and to utilize Mr. Pouponnot's significant financial experience through service on the Audit Committee. In addition, our securities are quoted on the Over the Counter Bulletin Board, or the OTC-BB, and are not listed on a national securities exchange. Therefore, neither the SEC nor the NASDAQ rules regarding independence are applicable to our Board of Directors.

Prior to their departures from the Board of Directors in 2006, former directors Frank Coll and David E.Y. Sarna also qualified as “independent” as defined by SEC and NASDAQ rules regarding board members, committees and other corporate governance standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In 2004, we engaged BDO Seidman, LLP as our independent public accountant. In November 2005, we engaged Goldstein Golub Kessler LLP, or GGK. We did incur expenses related to GGK’s work, although GGK resigned in March 2006 prior to releasing an audit opinion. In March 2006, we engaged Sherb & Co., LLP as our principal accountant. The amounts billed under the categories referenced below may contain a combination of charges from the different firms that served as our independent accountant during our past two fiscal years.

Audit Fees. Aggregate fees billed for professional services rendered for the audit of our 2005 annual financial statements and reviews of financial statements included in our Quarterly Reports on Form 10-Q filed during 2005 were approximately $263,000. This amount represents fees incurred for audits of our annual statements for 2005, 2004, and 2003. Under the agreements with our auditors referenced above, we paid a single price for the audits of the financial statements for the three year period.

Aggregate fees billed for the audit of our 2006 annual consolidated financial statements, including the reviews of our Quarterly Reports on Form 10-Q filed during 2006, were approximately $76,000.

Audit-Related Fees. In 2005, we incurred fees of approximately $260,000 related to the audits of Computility and iMart for the years ended December 31, 2004, 2003 and 2002. Such audits were required for the acquisitions of these companies and related Form 8-K filings. Fees related to the 2005 audits of these entities are now part of the consolidated audit and included in “Audit Fees” above. There were no audit-related fees in 2006.

Tax Fees. The principal accountant did not provide professional services related to tax compliance, tax advice, and tax planning during fiscal years 2006 and 2005.

All Other Fees. None.

All audit and permissible non-audit services provided by our independent accountant, as well as the fees for such services, must be pre-approved by the Audit Committee. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decisions are reported to the full Audit Committee at a later time. Any pre-approval is generally for the current fiscal year, and any pre-approval is detailed as to the particular service or category of services. All audit and non-audit services provided by our independent accountant after the creation of the Audit Committee were pre-approved by or on behalf of the Audit Committee.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)(1) and (2). The financial statements and reports of our independent registered public accounting firm are filed as part of our Annual Report on Form 10-K filed with the SEC on March 30, 2007 (see “Index to Financial Statements,” at Part II, Item 8 of that report). The financial statement schedules are not included in this Item as they are either not applicable or are included as part of the consolidated financial statements.

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

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004))
3.2	Bylaws, as amended (previously filed)
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
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

10.10*	Employment Agreement dated April 1, 2004 with Michael Nouri (incorporated herein by reference to Exhibit 10.8 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.11*	Employment Agreement dated April 1, 2004 with Henry Nouri (incorporated herein by reference to Exhibit 10.9 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.12*	Employment Agreement dated April 1, 2004 with Ronna Loprete (incorporated herein by reference to Exhibit 10.10 to our Registration Statement on Form SB-2, as filed with the SEC on September 29, 2004)
10.13*	Employment Agreement dated April 1, 2004 with Scott Whitaker (previously filed)

10.14*	Employment Agreement dated April 1, 2004 with Thomas Furr (previously filed)
10.15*	Amendment to the Employment Agreement dated November 9, 2005 with Thomas Furr (previously filed)
10.16*	Employment Agreement dated March 21, 2006 with Nicholas A. Sinigaglia (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 27, 2006)
10.17*	Description of Salary Reduction Agreements (previously filed)
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

10.39*	Smart Online, Inc. Revised Board Compensation Policy, effective November 17, 2006 (previously filed)
10.40
Form of Amendments to Registration Rights Agreements and Amendments to Subscriber Rights Agreements, dated from October 2, 2006 through January 26, 2007, by and between Smart Online, Inc. and certain investors (previously filed)

10.41*	Amendment to Lock Box Agreement, dated November 8, 2006, by and between Smart Online, Inc., Smart Commerce, Inc. and certain former shareholders of iMart Incorporated (previously filed)
10.42
Business Loan Agreement, Promissory Note, Guaranty, Security Agreements and Collateral Assignments dated October 17, 2006 by and between Smart Online, Inc., Smart Commerce and Fifth Third Bank (previously filed)

10.43	Promissory Note, Loan Agreement, Agreement and Security Agreement dated November 14, 2006, by and between Smart Online, Inc. and Wachovia Bank, NA (previously filed)
21.1	Subsidiaries of Smart Online, Inc. (previously filed)
23.1	Consent of Independent Registered Public Accounting Firm (previously filed)
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed)
31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.] (previously filed)

32.2
Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.] (previously filed)

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART ONLINE, INC.

April 30, 2007	/s/ Dennis Michael Nouri
Dennis Michael Nouri
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Nouri
April 30, 2007	Michael Nouri
Principal Executive Officer and Director

By: /s/ Nicholas A. Sinigaglia
April 30, 2007	Nicholas A. Sinigaglia
Principal Accounting Officer

By: /s/ Thomas Furr
April 30, 2007	Thomas Furr
Chief Operating Officer and Director

April 30, 2007	By: /s/ Jeffrey W. LeRose
Jeffrey W. LeRose
Director

By:
April 30, 2007	Shlomo Elia
Director

By: /s/ C. James Meese, Jr.
April 30, 2007	C. James Meese, Jr.
Director

By: /s/ Philippe Pouponnot
April 30, 2007	Philippe Pouponnot
Director

INDEX OF EXHIBITS

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated September 30, 2006, by and between Alliance Technologies, Inc., Smart CRM, Inc., and Smart Online, Inc. (incorporated herein by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2006)

3.1	Articles of Incorporation, as restated (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004))
3.2	Bylaws, as amended (previously filed)
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
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

10.10*	Employment Agreement dated April 1, 2004 with Michael Nouri (incorporated herein by reference to Exhibit 10.8 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.11*	Employment Agreement dated April 1, 2004 with Henry Nouri (incorporated herein by reference to Exhibit 10.9 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)
10.12*	Employment Agreement dated April 1, 2004 with Ronna Loprete (incorporated herein by reference to Exhibit 10.10 to our Registration Statement on Form SB-2, as filed with the SEC on September 29, 2004)
10.13*	Employment Agreement dated April 1, 2004 with Scott Whitaker (previously filed)
10.14*	Employment Agreement dated April 1, 2004 with Thomas Furr (previously filed)
10.15*	Amendment to the Employment Agreement dated November 9, 2005 with Thomas Furr (previously filed)
10.16*	Employment Agreement dated March 21, 2006 with Nicholas A. Sinigaglia (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 27, 2006)
10.17*	Description of Salary Reduction Agreements (previously filed)
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

10.39*	Smart Online, Inc. Revised Board Compensation Policy, effective November 17, 2006 (previously filed)
10.40
Form of Amendments to Registration Rights Agreements and Amendments to Subscriber Rights Agreements, dated from October 2, 2006 through January 26, 2007, by and between Smart Online, Inc. and certain investors (previously filed)

10.41*	Amendment to Lock Box Agreement, dated November 8, 2006, by and between Smart Online, Inc., Smart Commerce, Inc. and certain former shareholders of iMart Incorporated (previously filed)
10.42
Business Loan Agreement, Promissory Note, Guaranty, Security Agreements and Collateral Assignments dated October 17, 2006 by and between Smart Online, Inc., Smart Commerce and Fifth Third Bank (previously filed)

10.43	Promissory Note, Loan Agreement, Agreement and Security Agreement dated November 14, 2006, by and between Smart Online, Inc. and Wachovia Bank, NA (previously filed)
21.1	Subsidiaries of Smart Online, Inc. (previously filed)
23.1	Consent of Independent Registered Public Accounting Firm (previously filed)
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed)
31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.] (previously filed)

32.2
Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 905 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.] (previously filed)

* Management contract or compensatory plan.