Form 10-Q
period 2007-03-31
SMART ONLINE INC
filed 2007-05-15
CIK 1113513

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2006, there were approximately 17,872,137 shares of the registrant’s common stock outstanding.

Smart Online, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2007 (unaudited)	December 31, 2006
CURRENT ASSETS:
Cash and Cash Equivalents	$5,028,289	$326,905
Restricted Cash	250,000	250,000
Accounts Receivable, Net	284,110	247,618
Prepaid Expenses	101,870	100,967
Deferred Financing Costs	451,880	-
Total current assets	6,116,149	925,490

PROPERTY AND EQUIPMENT, Net	164,193	180,360
INTANGIBLE ASSETS, Net	3,433,113	3,617,477
GOODWILL	2,696,642	2,696,642
OTHER ASSETS	203,083	13,040
TOTAL ASSETS	$12,613,180	$7,433,009
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts Payable	$836,220	$850,730
Accrued Registration Rights Penalty	244,726	465,358
Current Portion of Notes Payable	1,208,674	2,839,631
Deferred Revenue	260,077	313,774
Accrued Liabilities	342,206	301,266
Total Current Liabilities	2,891,903	4,770,759

LONG-TERM LIABILITIES:
Long-Term Portion of Notes Payable	2,652,000	825,000
Deferred Revenue	13,400	11,252
Total Long-Term Liabilities	2,665,400	836,252
Total Liabilities	5,557,303	5,607,011
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.001 Par Value, 45,000,000 Shares Authorized, Shares Issued and Outstanding: March 31, 2007 - 17,822,637; December 31, 2006 - 15,379,030	17,823	15,379
Additional Paid-in Capital	65,697,118	59,159,919
Accumulated Deficit	(58,659,064)	(57,349,300)
Total Stockholders’ Equity	7,055,877	1,825,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,613,180	$7,433,009

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
REVENUES:
Integration Fees	$-	$149,743
Syndication Fees	15,000	68,915
Subscription Fees	632,982	545,674
Professional Services Fees	288,579	569,235
Other Revenue	5,825	21,896
Total Revenues	942,386	1,355,463

COST OF REVENUES	73,826	102,103

GROSS PROFIT	868,560	1,253,360

OPERATING EXPENSES:
General and Administrative	1,058,778	1,992,526
Sales and Marketing	482,292	291,590
Research and Development	619,999	429,141

Total Operating Expenses	2,161,069	2,713,257

LOSS FROM CONTINUING OPERATIONS	(1,292,509)	(1,459,897)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(135,185)	(74,461)
Gain on Debt Forgiveness	4,600	-
Writeoff of Investment	-	(25,000)
Other Income	113,330	-

Total Other Income (Expense)	(17,255)	(99,461)
NET LOSS FROM CONTINUING OPERATIONS	(1,309,764)	(1,559,358)
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM, net of tax	-	(39,564)
Loss on Discontinued Operations	-	(39,564)
Net loss attributed to common stockholders	$(1,309,764)	$(1,598,922)
NET LOSS PER SHARE:
Continuing Operations Basic and Diluted	$(0.08)	$(0.10)
Discontinued Operations Basic and Diluted	0.00	0.00
Net Loss Attributed to common stockholders Basis and Diluted	(0.08)	(0.11)
SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic and Diluted	15,772,663	14,984,228

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,309,764)	$(1,559,359)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization	209,766	163,970
Amortization of Deferred Financing Costs	94,141	-
Bad Debt Expense	-	63,317
Stock Option Related Compensation Expense	156,733	257,464
Writeoff of Investment	-	25,000
Registration Rights Penalty	(320,632)	107,898
Gain on Debt Forgiveness	(4,600)	-
Changes in Assets and Liabilities:
Accounts Receivable	(36,491)	(332,170)
Prepaid Expenses	(903)	62,789
Other Assets	(1,760)	429
Deferred Revenue	(51,551)	(115,772)
Accounts Payable	(10,668)	249,651
Accrued and Other Expenses	43,222	95,814
Cash Flow from Discontinued Operations	-	118,995
Net Cash used in Operating Activities	(1,232,507)	(861,974)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Furniture and Equipment	(10,759)	(2,833)
Cash Flow from Discontinued Operations	-	(328,608)
Cash Advances to Smart CRM	-	(115,221)
Cash Advances from Smart CRM	-	375,000
Net Cash provided by (used in) Investing Activities	(10,759)	(71,662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Notes Payable	(1,253,957)	(532,397)
Debt Borrowings	1,450,000	-
Restricted Cash	-	(299,756)
Issuance of Common Stock	5,748,607	1,022,100
Cash Flow from Discontinued Operations	-	206,860
Net Cash provided by Financing Activities	5,944,650	396,807
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,701,384	(536,829)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	326,905	1,435,350
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,028,289	$898,521

Supplemental Disclosures:
Cash Paid during the Period for Interest:	$73,270	$112,399
Cash Paid for Taxes	-	-

The accompanying notes are an integral part of these financial statements.

Smart Online, Inc.
Notes to Consolidated Financial Statements - Unaudited

1.  Summary of Business and Significant Accounting Policies

Description of Business - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets Internet-delivered Software-as-a-Service (“SaaS”) software applications and data resources to help start and run small businesses. The Company’s subscribers access its products through the websites of its private label syndication partners, including major companies and financial institutions, and its main portal at smallbusiness.smartonline.com.

Basis of Presentation- The accompanying balance sheet as of March 31, 2007 and the statements of operations and cash flows for the three months ended March 31, 2007 and 2006 are unaudited. These statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007 (the “2006 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2007, and its results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.

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

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three months ended March 31, 2007 are consistent with those used for the years ended December 31, 2006, 2005 and 2004. Accordingly, please refer to the 2006 Annual Report for our significant accounting policies.

Revenue Recognition - Effective January 1, 2007, a major customer executed a letter of clarification which more definitively defined the roles and responsibilities of each party. Individual Business Owners (“IBOs”) associated with this customer are provided e-commerce, domain name and email services. In exchange for marketing these services to its IBOs, the customer is paid a marketing fee. At the inception of the business relationship, it was agreed that the customer would collect the gross service fee from the IBO; the customer would retain its marketing fee and remit the net remaining cash. Because the roles and responsibilities of each party were vaguely defined in the past, revenue was recorded only on the net cash received. Following the execution of the letter of clarification and in accordance with Emerging Issues Task Force (“EITF”) 99-19, this revenue is now recorded as the gross amount paid by the IBO and a sales and marketing expense for the marketing services rendered by the customer. Ultimately, the effect on net income is nil; however, subscription revenue and sales and marketing expense are effectively and appropriately grossed up. Because the new accounting method was triggered by a clarification to the existing agreement and not by a change from one accepted accounting method to another, the 2006 subscription revenue was not retroactively adjusted as would be required by Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. For the three months ended March 31, 2007, this accounting method resulted in approximately $261,000 of additional subscription revenue and a corresponding charge to sales and marketing expense.

Fiscal Year - The Company’s fiscal year ends December 31. References to fiscal 2006, for example, refer to the fiscal year ending December 31, 2006.

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

Software Development Costs - The Company has not capitalized any direct or allocated overhead associated with the development of software products prior to general release. SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

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

Advertising Costs- The Company expenses all advertising costs as they are incurred. The amounts charged to expense during the first quarter of 2007 and 2006 were $3,574 and $41,920, respectively. The 2006 period included $37,915 of barter advertising expenses. No such expenses are included in the 2007 period.

Net Loss per Share - Basic loss per share is computed using the weighted-average number of common shares outstanding during the relevant periods. Diluted loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the relevant periods. Common equivalent shares consist of redeemable preferred stock, stock options and warrants that are computed using the treasury stock method. The Company excluded shares issuable upon the exercise of redeemable preferred stock, stock options and warrants from the calculation of common equivalent shares as the impact was anti-dilutive.

Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123R, public companies are required to measure the costs of services received in exchange for stock options and similar awards based on the grant date fair value of the awards and recognize this cost in the income statement over the period during which an award recipient is permitted to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

The Company maintains stock-based compensation arrangements under which employees, consultants and directors may be awarded grants of stock options and restricted stock. Effective January 1, 2006, the Company adopted SFAS No. 123R using the Modified Prospective Approach. Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments that will be granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Upon adoption, the Company recognizes the stock-based compensation of previously granted share-based options and new share based options under the straight-line method over the requisite service period. Total stock-based compensation expense recognized under SFAS No. 123R was approximately $156,733 for the three months ended March 31, 2007. No stock-based compensation was capitalized in the consolidated financial statements. The fair value of option grants under the Company’s 2004 Equity Compensation Plan and other stock option issuances during the quarters ended March 31, 2007 and 2006 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Dividend yield	0.00%	0. 00%
Expected volatility	150%	150%
Risk free interest rate	4.56%	4.85%
Expected lives (years)	4.6%	4.9%

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

Compensation expense is recognized only for option grants expected to vest. We estimate forfeitures at the date of grant based on historical experience and future expectation.

The following is a summary of the stock option activity for the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price

BALANCE, December 31, 2006	2,360,100	$5.33
Forfeited	4,000	6.35
Exercised	20,000	$1.30
BALANCE, March 31, 2007	2,336,100	$5.36

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practices. SFAS No. 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes SFAS No. 157 will have no impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management does not believe that the adoption of SFAS No. 159 will have a material impact on the Company’s results of operations or financial condition.

2.   PRESENTATION OF SUBSIDIARIES

As more fully detailed in the 2006 Annual Report, the Company completed two acquisitions in October 2005. On October 4, 2005, the Company purchased substantially all of the assets of Computility, Inc. (“Computility”). In consideration for the purchased assets, the Company issued the seller 484,213 shares of the Company’s common stock and assumed certain liabilities of Computility totaling approximately $1.9 million.  The shares were valued at $7.30 per share, which was the median trading price on the acquisition date. The total purchase price, including liabilities assumed, was approximately $5.8 million including approximately $228,000 of acquisition fees.

On October 18, 2005, the Company completed its purchase of all of the capital stock of iMart Incorporated (“iMart”), a Michigan based company providing multi-channel electronic commerce systems, pursuant to a Stock Purchase Agreement, dated as of October 17, 2005 by and among the Company, iMart and the shareholders of iMart. The Company issued to iMart’s stockholders 205,767 shares of its common stock and agreed to pay iMart’s stockholders approximately $3,462,000 in cash installments. This amount was payable in four equal payments of $432,866 on the first business day of each of January 2006, April 2006, July 2006 and October 2006. The final installment payment of approximately $1.7 million was payable in January 2007. As of January 2007, the entire purchase price was paid in full. The shares were valued at $8.825 per share, which was the median trading price on the acquisition date. The total purchase price for all of the outstanding iMart shares was approximately $5.3 million including approximately $339,000 of acquisition fees.

Upon the Company’s successful integration of the SFA/CRM application into its OneBizSM platform, management deemed the remaining operations of Smart CRM, Inc. (d/b/a Computility) (“Smart CRM”), specifically consulting and network management, to be non-strategic to ongoing operations. On September 29, 2006, the Company, Smart CRM and Alliance Technologies, Inc. ("Alliance") executed and delivered an Asset Purchase Agreement pursuant to which Alliance acquired substantially all of the assets of Smart CRM. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reported the operating results for Smart CRM as discontinued operations. For the three months ended March 31, 2006, the revenue and net loss associated with the discontinued operations were $540,206 and ($39,564), respectively. Because the sale had been completed in a period prior to the three months ended March 31, 2007, that period contains no discontinued operations.

3.   INDUSTRY SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS No. 131, the Company has defined two reportable segments, described below, based on factors such as geography, how the Company manages its operations and how its chief operating decision maker views results.

Smart Commerce, Inc. (d/b/a iMart) revenue is derived primarily from the development and distribution of multi-channel e-commerce systems including domain name registration and email solutions, e-commerce solutions, website design and website hosting.

Smart Online, Inc. generates revenue from the development and distribution of internet-delivered SaaS small business applications through a variety of subscription, integration and syndication channels.

The Company includes costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in the Smart Online segment which includes the parent or corporate segment.

The following table shows the Company’s financial results by reportable segment for the three months ended March 31, 2007:

	Smart Online, Inc.	Smart Commerce, Inc.	Consolidated
REVENUES:
Syndication Fees	15,000	-	15,000
Subscription Fees	13,391	619,591	632,982
Professional Services Fees	-	288,579	288,579
Other Revenues	200	5,625	5,825
Total Revenues	28,591	913,795	942,386

COST OF REVENUES	13,027	60,799	73,826

OPERATING EXPENSES	1,463,394	697,675	2,161,069

OPERATING INCOME	(1,447,830)	155,321	(1,292,509)

OTHER INCOME (EXPENSE)	21,007	(38,262)	(17,255)

NET INCOME/(LOSS) BEFORE INCOME TAXES	$(1,426,823)	$117,059	$(1,309,764)

TOTAL ASSETS	$11,886,023	$727,157	$12,613,180

4.   CURRENT ASSETS

Receivables

The Company evaluates the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on management’s assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. Based on these criteria, management has recorded an allowance for doubtful accounts of approximately $65,000 and $65,000 as of March 31, 2007 and December 31, 2006, respectively.

Restricted Cash

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

Deferred Financing Costs

In order to secure a modification to a line of credit (see Note 5 - Notes Payable), Atlas Capital, S.A. (“Atlas”) provided the Company with a modified letter of credit. In exchange for the modified letter of credit, the Company issued Atlas a warrant to purchase 444,444 shares of common stock at $2.70 per share (see Note 6 - Stockholders’ Equity). The fair value of that warrant using the Black-Scholes model was $734,303 as measured at the time the warrant was issued. Such amount was recorded as deferred financing costs and will be amortized to interest expense in the amount of $37,657 per month over the remaining period of the modified line of credit, which is scheduled to expire in August 2008. At March 31, 2007, the deferred financing costs which will be amortized to interest expense over the next twelve months, or $451,879, is classified as a current asset with the remaining $188,283 classified as non-current and included in other assets.

5.    NOTES PAYABLE

As of March 31, 2007, the Company had notes payable totaling $3,860,674. The detail of these notes is as follows:

Note Description	S/T Portion	L/T Portion	TOTAL	Maturity	Rate
Acquisition Fee - iMart	$ 209,177	-	$ 209,177	Oct ‘07	8.0%
Acquisition Fee - Computility	99,497	-	99,497	Mar ‘07	8.0%
Wachovia Credit Line	-	2,052,000	2,052,000	Aug ‘08	Libor + 0.9%
Fifth Third Loan	900,000	600,000	1,500,000	Nov ‘08	Prime + 1.5%
TOTAL	$ 1,208,674	$ 2,652,000	$3,860,674

On January 24, 2007, the Company entered into an amendment to its line of credit with Wachovia Bank, NA (“Wachovia”). The amendment resulted in an increase in the line of credit from $1.3 million to $2.5 million. The pay-off date for the line of credit was also extended from August 1, 2007 to August 1, 2008. Interest accrues on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. The line of credit is secured by the Company’s deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $2,500,000 issued by HSBC Private Bank (Suisse) S.A. with Atlas as account party. As of March 31, 2007, the Company has drawn down approximately $2.1 million on the line of credit.

6. STOCKHOLDERS’ EQUITY

Common Stock and Warrants

In a transaction that closed on February 21, 2007, the Company sold an aggregate of 2,352,941 shares of its common stock to two new investors (the “Investors”). The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement (the “SPA”) between the Company and each of the Investors. The aggregate gross proceeds were $6 million and the Company incurred issuance costs of approximately $585,000, of which approximately $530,000 have been incurred as of March 31, 2007. Under the SPA, the Investors were issued warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised by February 21, 2010.

The Company and each of the Investors also entered into a Registration Rights Agreement (the “Investor RRA”) whereby the Company has an obligation to register the shares for resale by the Investors by filing a registration statement within 30 days of the closing of the private placement, and to have the registration statement declared effective 60 days after actual filing, or 90 days after actual filing if the SEC reviews the registration statement. If a registration statement is not timely filed or declared effective by the date set forth in the Investor RRA, the Company is obligated to pay a cash penalty of 1% of the purchase price on the day after the filing or declaration of effectiveness is due, and 0.5% of the purchase price per every 30-day period thereafter, to be prorated for partial periods, until the Company fulfills these obligations. Under no circumstances can the aggregate penalty for late registration or effectiveness exceed 10% of the aggregate purchase price. Under the terms of the Investor RRA, the Company cannot offer for sale or sell any securities until May 22, 2007, subject to certain limited exceptions, unless, in the opinion of the Company’s counsel, such offer or sale does not jeopardize the availability of exemptions from the registration and qualification requirements under applicable securities laws with respect to this placement. On March 28, 2007, the Company entered into an amendment to the Investor RRA with each Investor to extend the registration filing obligation date by an additional eleven calendar days. On April 3, 2007, the Company filed the registration statement within the extended filing obligation period, thereby avoiding the first potential penalty.

As part of the commission paid to Canaccord Adams, Inc. (“CA”), the Company’s placement agent in the transaction described above, CA was issued a warrant to purchase 35,000 shares of the Company’s common stock at an exercise price of $2.55 per share. This warrant contains a provision for cashless exercise and must be exercised by February 21, 2012. CA and the Company also entered into a Registration Rights Agreement (the “CA RRA”). Under the CA RRA, the shares issuable upon exercise of the warrant must be included on the same registration statement the Company is obligated to file under the Investor RRA described above, but CA is not entitled to any penalties for late registration or effectiveness.

As incentive to modify a letter of credit, the Company entered into a Stock Purchase Warrant and Agreement (the “Warrant Agreement”) with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share at the termination of the line of credit or if the Company is in default under the terms of the line of credit with Wachovia. If the warrant is exercised in full, it will result in gross proceeds to the Company of approximately $1,200,000.

On March 29, 2007, the Company issued 55,666 shares of its common stock to certain investors as registration penalties for its failure to timely file a registration statement covering shares owned by those investors as required pursuant to registration rights agreements between such investors and the Company.

On March 30, 2006, the Company sold 400,000 shares of its common stock to Atlas for a price of $2.50 per share resulting in gross proceeds of $1,000,000. The Company incurred immaterial issuance costs related to this stock sale. As part of this sale, Atlas received contractual rights to purchase shares at a lower price should the Company enter into a private placement agreement in the future in which it sells shares of its common stock for less than $2.50 per share.

During the first quarter of 2006, warrants to purchase 7,500 shares of the Company’s common stock expired. In March 2006, there was a cashless exercise of a warrant to purchase 10,000 shares of the Company’s common stock, resulting in the issuance of 4,800 shares. Also in March 2006, four warrants to purchase a total of 17,000 shares of the Company’s common stock were exercised on a cash basis, resulting in the issuance of 17,000 shares and gross proceeds of $22,100 to the Company. The Company incurred immaterial costs related to these exercises.

Stock Option Plans

The Company maintains three equity compensation plans. During the first quarter of 2006, the Company issued a total of 251,500 options to employees. Of these options, a total of 100,000 were issued to two officers of the Company. A total of 201,500 options were granted on January 6, 2006 with a strike price of $9.00 and the fair market value on the date of grant was also $9.00. The March 21, 2006 grant to purchase 50,000 shares of common stock was granted to a newly appointed officer. The strike price and fair market value on the date of grant was $2.50. All options vest over five years and have a ten -year life.

The following table summarizes information about stock options outstanding at March 31, 2007:

				Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
From $1.30 to $1.43	575,000	1.8	$ 1.41	575,000	$ 1.41
From $2.50 to $3.50	512,500	7.3	$ 3.39	344,665	$ 3.46
$5.00	249,900	8	$ 5.00	169,900	$ 5.00
$7.00	153,000	8.5	$ 7.00	53,000	$ 7.00
From $8.61 to $9.00	584,500	8.4	$ 8.70	122,900	$ 8.72
From $9.60 to $9.82	261,200	1.3	$ 9.82	160,240	$ 9.82

Dividends

The Company has not paid any cash dividends through March 31, 2007.

7. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company derives a significant portion of its revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues:

		Three Months Ended March 31, 2007
		Revenues	% of Total Revenues
Customer A	Professional Services	$182,077	19%
Customer B	Subscription	311,984	33
Others	Various	448,325	48
Total		$942,386	100%

		Three Months Ended March 31, 2006
		Revenues	% of Total Revenues

Customer A	Professional Services	537,760	40%
Customer B	Subscription	521,809	38%
Others	Various	295,894	22%
Total		$1,355,463	100.0%

As of March 31, 2007, two customers accounted for 22% and 64% of accounts receivable, respectively. As of March 31, 2006, the Company had two customers that accounted for 44% and 14% of accounts receivable, respectively.

8. COMMITMENTS AND CONTINGENCIES

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application.  In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company’s common stock based upon the developer attaining certain milestones.  As of March 31, 2007, the Company had paid $262,500 and issued 3,473 shares of common stock related to this obligation.

On January 17, 2006, the SEC temporarily suspended the trading of the Company’s securities. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning the Company’s securities because of possible manipulative conduct occurring in the market for its stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. Simultaneously with the suspension, the SEC advised the Company that the SEC was conducting a non-public investigation. As of March 31, 2007, the SEC has not provided the Company with any communication indicating that its investigation has concluded or that the Company or any of its officers or directors have engaged in any criminal or fraudulent conduct with respect to the Company.

9. SUBSEQUENT EVENTS

On April 11, 2007, the Company entered into a stock option agreement with C. James Meese, Jr., a member of the Company’s Board of Directors and Chairman of its Audit Committee. Mr. Meese was granted an option to purchase up to 20,000 shares of the Company’s common stock at an exercise price of $2.80 per share. Under the terms of the option agreement, this option vests in equal quarterly increments on February 16, 2007, May 16, 2007, August 16, 2007, and November 16, 2007 if Mr. Meese is serving as a member of the Company’s Board of Directors on such dates. These dates were selected so that all shares will have vested by the first anniversary of Mr. Meese’s appointment to the Board. In the event of a change of control or reorganization of the Company (both as defined in the option agreement), the option vests as to all shares on the date of such event.

On April 18, 2007, the Company entered into restricted stock agreements (the "RSAs") pursuant to the Company's 2004 Equity Compensation Plan with three employees of the Company, including Nicholas A. Sinigaglia, the Company's Chief Financial Officer. Under these RSAs, an aggregate of 49,500 shares of the Company's common stock was granted, which included 30,000 shares to Mr. Sinigaglia. Under the terms of the RSAs, these shares are restricted and cannot be sold prior to the lapse of the restriction. Assuming these employees remain employed by the Company, the restriction is scheduled to lapse as to one-third of the shares on each of the following dates: the date of the agreement, the first anniversary thereof, and the second anniversary thereof. In the event of a change of control or reorganization of the Company (both as defined in the RSAs), the restrictions lapse as to all shares on the date of such event.

On April 27, 2007, the Company entered into Executive Officer Compensation Agreements (the "Compensation Agreements") with the following named executive officers: Michael Nouri, President and Chief Executive Officer; Tom Furr, Chief Operating Officer; and Henry Nouri, Executive Vice President. In January 2007, these officers had agreed to a modification of their compensation (the "Modified Arrangements"), each reducing his annual base salary to $100,000 in consideration for a performance based aggregate quarterly bonus (the "Quarterly Bonus"). Under the terms of the Compensation Agreements, each officer agreed to an increase in his annual base salary, effective the pay period ending April 30, 2007, restoring each to his prior annual base salary as follows: Michael Nouri ($170,000), Tom Furr ($136,800) and Henry Nouri ($150,000). These officers remained entitled to the Quarterly Bonus under the Modified Arrangements earned, if any, for the first quarter of fiscal 2007. No Quarterly Bonus was earned by any of these officers. The Compensation Arrangements also terminate the Quarterly Bonus arrangement as of May 1, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in Management’s Discussion and Analysis of Financial Condition as Results of Operations and elsewhere in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of foreign currency exchange rate and interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We develop and market Internet-delivered Software-as-a-Services, or SaaS, software applications and data resources for small businesses. We reach small businesses through syndication arrangements with other companies that private-label our software applications through their corporate web sites and our own website, smallbusiness.smartonline.com. Our syndication relationships provide a cost and time effective way to market our products and services to the small business sector.

We currently operate Smart Online in two segments. Those segments are our core operations, or the Smart Online segment, and the operations of our wholly-owned subsidiary, or the Smart Commerce segment. The Smart Online segment generates revenues from the development and distribution of internet-delivered SaaS small business applications through a variety of subscription, integration and syndication channels. The revenue generated by Smart Commerce is generally composed of subscription fees and professional services fees related to domain name subscriptions, e-commerce or networking consulting or network maintenance agreements. We include costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in the Smart Online segment, which includes the parent or corporate segment.

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

Our current primary focus is to target those established companies that have both a substantial base of small business customers as well as a recognizable and trusted brand name. We are also seeking to establish partnerships with smaller companies catering to the small business customer base who we view as more ready to adopt new technologies. Our goal is to enter into partnerships with these established companies whereby they private label our products and offer them to their base of small business customers. We believe the combination of the magnitude of their customer bases and their trusted brand names and recognition will help drive our subscription volume.

Subscription revenues consist of sales of subscriptions directly to end-users, or to others for distribution to end-users, hosting and maintenance fees, and e-commerce website design fees. Subscription sales are made either on a subscription or on a “for fee” basis. Subscriptions, which include access to most of our offerings, are payable in advance on a monthly basis and are typically paid via credit card of the individual end-user or their aggregating entity. We offer new subscribers a limited free use period, after which we terminate access for users who fail to become paid subscribers. We have delayed the termination of access for those subscribers as we were not yet able to offer the complete suite of applications which we deemed as necessary in order to convince free customers to convert to paying customers. However, we do not expect to convert a significant number of these free users into paying subscribers as we focus on forging strategic partnerships with other companies that have small business customer bases. We expect lower net fees from subscribers at the private label syndication websites of our partners than from our main portal since our agreements call for us to share revenue generated from each respective syndication site. In the first quarter of 2007, 97% of our subscription revenue was generated by our Smart Commerce segment, and the remaining 3% by our Smart Online segment.

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

In certain instances, we have integrated products offered by other companies into our products or websites. This is a means for the partner to generate additional traffic to its own website or revenue for its own product while expanding the range of our products and services. Such revenue is recorded as integration revenue. Our integration contracts also provide for us to receive a percentage of revenue generated by our partner. Such revenues have been immaterial.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of integration fees is received upfront. Our contracts and support contracts are non-cancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our paying syndication or integration customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded as accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. As we have shifted our focus toward driving subscription revenue, which we deem to have the greatest potential for future revenue growth, we have seen a decrease in syndication and integration revenue through the first quarter of 2007 and we expect this decrease to continue through the remaining fiscal year. In the first quarter of 2007 and 2006, 100% of our syndication revenue was generated by our Smart Online segment.

Professional service fees are fees generated from consulting services often directly associated with other projects which will generate subscription revenue. For example, a partner may request that we re-design its website to better accommodate our products or to improve its own website traffic. Such fees are typically billed on a time and material basis and are recognized as revenue when these services are performed and the customer is invoiced. In the first quarter of 2007 and 2006, 100% of our professional services revenue was generated by our Smart Commerce segment.

Other revenues consist primarily of non-core revenue sources such as traditional shrink-wrap software sales and miscellaneous web services. It also includes OEM revenue generated through sales of our applications bundled with products offered by manufacturers such as Dell, Gateway and CompUSA. Revenues from OEM arrangements are reported and paid to us on a quarterly basis.

Cost of Revenues

Cost of revenues is primarily composed of salaries associated with maintaining and supporting integration and syndication partners and the cost of external hosting facilities associated with maintaining and supporting integration and syndication partners. Historically, we do not capitalize any costs associated with the development of our products and platform. Statement of Financial Accounting Standards, or SFAS, No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, or SFAS No. 86, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

Operating Expenses

In previous years, our efforts have been primarily focused on basic product development and integration. In the fourth quarter of 2006, we shifted our focus toward driving subscription revenue while concentrating our development efforts on enhancements and customization of our proprietary platforms. As of March 31, 2007, we had 53 employees. Most employees perform multiple functions.

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

Marketing and Sales. We have spent limited funds on marketing, advertising, and public relations. Our business model of partnering with established companies with extensive small business customer bases allows us to leverage the marketing dollars spent by our partners rather than requiring us to incur such costs. We do not conduct any significant direct marketing or advertising programs. Our sales and marketing costs are expected to increase significantly in 2007 due to the addition of several sales persons, including a Vice President of Sales and Marketing. As we begin to grow the number of subscribers to our products, sales and marketing expense will increase due to the various percentages of revenue we may be required to pay to partners.

General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, legal, human resources, and information technology personnel, professional fees, and other corporate expenses, including facilities costs. We anticipate general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company. Non-recurring general and administrative expenses increased significantly in 2006 as a result of the suspension of trading of our securities by the Securities and Exchange Commission, or the SEC, the continuing SEC action, and the internal investigation of matters relating to that suspension. Our expenses related to these matters have continued to decrease to an immaterial amount in the fourth quarter of 2006 and first quarter of 2007. We expect to incur additional material costs in 2007 as we take the necessary steps to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically re-evaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. Management has consistently applied the same critical accounting policies and estimates which are fully described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Effective January 1, 2007, a major customer executed a letter of clarification which more definitively defined the roles and responsibilities of each party. Individual Business Owners, or IBOs, associated with this customer are provided e-commerce, domain name and email services. In exchange for marketing these services to its IBOs, the customer is paid a marketing fee. At the inception of the business relationship, it was agreed that the customer would collect the gross service fee from the IBO; the customer would retain its marketing fee and remit the net remaining cash. Because the roles and responsibilities of each party were vaguely defined in the past, revenue was recorded only on the net cash received. Following the execution of the letter of clarification and in accordance with Emerging Issues Task Force, or EITF, 99-19, this revenue is now recorded as the gross amount paid by the IBO and a sales and marketing expense for the marketing services rendered by the customer. Ultimately, the effect on net income is nil; however, subscription revenue and sales and marketing expense are effectively and appropriately grossed up. Because the new accounting method was triggered by a clarification to the existing agreement and not by a change from one accepted accounting method to another, the 2006 subscription revenue was not retroactively adjusted as would be required by SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. For the three months ended March 31, 2007, this accounting method resulted in approximately $261,000 of additional subscription revenue and a corresponding charge to sales and marketing expense.

Overview of Results of Operation for the Quarters Ended March 31, 2007 and 2006

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
REVENUES:
Integration Fees	$-	$149,743
Syndication Fees	15,000	68,915
Subscription Fees	632,982	545,674
Professional Services Fees	288,579	569,235
Other Revenue	5,825	21,896

Total Revenues	942,386	1,355,463

COST OF REVENUES	73,826	102,103

GROSS PROFIT	868,560	1,253,360

OPERATING EXPENSES:
General and Administrative	1,058,778	1,992,526
Sales and Marketing	482,292	291,590
Research and Development	619,999	429,141

Total Operating Expenses	2,161,069	2,713,257

LOSS FROM CONTINUING OPERATIONS	(1,292,509)	(1,459,897)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(135,185)	(74,461)
Gain on Debt Forgiveness	4,600	-
Writeoff of Investment	-	(25,000)
Other Income	113,330	-

Total Other Income (Expense)	(17,255)	(99,461)
NET LOSS FROM CONTINUING OPERATIONS	(1,309,764)	(1,559,358)
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM, net of tax	-	(39,564)
Loss on Discontinued Operations	-	(39,564)
NET LOSS

Net loss attributed to common stockholders	$(1,309,764)	$(1,598,922)
NET LOSS PER SHARE:
Continuing Operations Basic and Diluted	$(0.08)	$(0.10)
Discontinued Operations Basic and Diluted	0.00	0.00
Net Loss Attributed to common stockholders Basis and Diluted	(0.08)	(0.11)
SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic and Diluted	15,772,663	14,984,228

The following table shows our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

REVENUES:
Integration fees	0%	11%
Syndication fees	2%	5%
Subscription fees	67%	40%
Professional services fees	30%	42%
Other revenues	1%	2%
Total revenues	100%	100%

COST OF REVENUES	8%	8%

GROSS PROFIT	92%	92%

OPERATING EXPENSES:
General and administrative	112%	147%
Sales and marketing	51%	22%
Development	66%	32%

Total operating expenses	229%	201%

LOSS FROM OPERATIONS	(137%)	(109%)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(14%)	(5%)
Other income	12%	0%
Writeoff of investment	0%	(2%)
Gain on debt forgiveness	0.00%	0%
DISCONTINUED OPERATIONS
Income from discontinued operations	0%	(3% )

NET INCOME
(Loss)	(139%)	(119%)

Overview of Results of Operations of the Three Months Ended March 31, 2007

Total revenue was $942,000 for the first quarter of 2007 compared to $1,355,000 for the first quarter of 2006 representing a decrease of $413,000 or 30%. Subscription revenues increased 16% to $633,000 for the first quarter of 2007 from $546,000 for the first quarter of 2006. Integration revenues decreased 100% to $0 for the first quarter of 2007 as compared to $150,000 for the same period in 2006. Revenue from professional services fees decreased to $289,000 for the first quarter of 2007 from $569,000 for the first quarter of 2006. Approximately 97% of our consolidated revenue was generated by our Smart Commerce segment with the remaining 3% being generated by our Smart Online segment.

Our net loss for the three months ended March 31, 2007 was approximately $1.3 million as compared to a net loss of approximately $1.6 million for the same period in the preceding year. The net loss for the three months ended March 31, 2007 included non-cash charges totaling $390,000, which consisted of $157,000 of non-cash compensation expense related to stock options, $210,000 of depreciation and amortization expense and $23,000 of registration rights penalties.

Comparison of the Results of Operations for the Three Months Ended March 31, 2007and March 31, 2006

Revenue. Total revenue was $942,000 for the first quarter of 2007 compared to $1,355,000 for the first quarter of 2006 representing a decrease of $413,000 or 30%. This is primarily attributable to a decrease in professional services fees of $280,000, or 49%, at our Smart Commerce segment in which the first quarter of 2006 contained approximately $450,000 of one-time professional services fees related to a perpetual license. Subscription revenue increased by approximately $87,000 as the result of our use of gross revenue reporting related to one of our customers as compared to net revenue reporting in the corresponding period of 2006. In addition, at Smart Online, integration revenue decreased $150,000, or 100%, as all integration revenue was recognized by the end of 2006.

Subscription revenues increased 16% to $633,000 for the first quarter of 2007 from $546,000 for the first quarter of 2006. This increase was due to approximately $261,000 of additional revenue recorded in the three months ended March 31, 2007 due to our adoption of gross revenue reporting. As discussed above, certain subscription revenue that was recorded net for the three months ended March 31, 2006 was recorded gross for the three months ended March 31, 2007. Because the new accounting method was triggered by a clarification to the existing agreement and not by a change from one accepted accounting method to another, the 2006 subscription revenue was not retroactively adjusted as would be required by SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. Therefore, subscription revenue for the three-months ended March 31, 2007 is not recorded in the same manner as subscription revenue for the three months ended March 31, 2006. Had revenue from this customer been recognized net (making it comparable to the three months ended March 31, 2006), subscription revenue for the three months ended March 31, 2007 would have been approximately $372,000 as compared to approximately $546,000 in the same period of 2006. The decrease of approximately $174,000, or 32%, is related to the decrease in volume related to the 2006 restructuring of a major customer. In addition, there was an immaterial increase in subscription revenue from Smart Online’s sale of online subscriptions to OneBiz.

Revenue from professional services fees, all of which are derived from our Smart Commerce segment, decreased to $289,000 for the first quarter of 2007 from $569,000 for the first quarter of 2006. Of this decrease, $280,000 or 49% is attributable to the fact that the first quarter of 2006 contained approximately $450,000 of one-time revenue related to a perpetual license. This decrease was offset by approximately $170,000 of new revenue related to services being rendered to new customers.

Integration revenues decreased 100% to $0 for the first quarter of 2007 as compared to $150,000 for the same period in 2006. The 2007 and 2006 periods also included $0 and $5,000 of revenue derived from barter transactions, respectively. All integration contract revenue was recognized by the end of 2006 and no new integration agreements have been entered at this time. As we have shifted our focus to growing subscription revenue, we have not sought any new or additional integration partners.

Syndication revenue decreased 78% to $15,000 for the first quarter of 2007 as compared to $69,000 for the same period in 2006. In the past, we have sought and received syndication fees as part of out contracts with partners to set up private label websites. Currently, as part of our efforts to increase the number of subscribers to our services through these partnerships, we are no longer seeking contracts which include such revenue and are focusing on increasing subscription revenue. The $15,000 recognized syndication in the first quarter of 2007 relates to a monthly hosting fee in the amount of $5,000 from one syndication partner.

Other revenue decreased 73% to $6,000 for the first quarter of 2007 from $22,000 for the first quarter of 2006. This decrease is primarily due to an OEM contract which expired at year end 2006. This contract had a minimum 2006 royalty of $36,000, in which $9,000 was recognized in the first quarter of 2006. No such minimum royalty was recognized in the first quarter of 2007.

Cost of Revenues

Cost of revenues decreased $28,000, or 28%, to $74,000 in the first quarter of 2007, down from $102,000 in the first quarter 2006, primarily as a result of personnel reductions at our Smart Commerce segment resulting in a decrease in cost of revenues of approximately $23,000. In addition, monthly external hosting fees at Smart Online decreased in the amount of $10,000 as a new service provider was engaged in the first quarter of 2007.

Operating Expenses

Operating expenses decreased $552,000, or 20%, to $2,161,000 for the first quarter of 2007 from $2,713,000 during the first quarter of 2006. This decrease was primarily due to a decrease in legal and professional fees for the first quarter of 2007 compared to the same period of 2006, in which we experienced increased legal fees because of the SEC investigation as well as our own internal investigation. This decrease was offset by (1) recording additional sales and marketing expense as a result of our adoption of gross revenue reporting by the Smart Commerce segment, and (2) additional programming, database management, quality assurance, and project management resources in the development function to support the enhancement and customization of our OneBiz SM product.

General and Administrative - General and administrative expenses decreased by $933,000, or 47%, to $1,059,000 for the first quarter of 2007 from $1,993,000 in the same quarter of 2006. This decrease was primarily due to a reduction of $475,000 in legal fees as the first quarter of 2006 included legal expense related to the SEC matter and our own internal investigation. Compensation expense required by SFAS No. 123R decreased $101,000 from the prior period as there were minimal options granted from the first quarter of 2006 through the end of the first quarter of 2007, and the number of cancellations exceeded the grants. In addition, wage expense at Smart Online decreased $63,000 from the prior period as certain officers agreed to have their salaries reduced for a limited period, registration right penalties decreased $85,000 as certain stockholders settled in the first quarter of 2007, and the amount of interest associated with the iMart purchase price agreement decreased in the amount of $58,000 as the purchase price was paid in full during the first quarter of 2007. In the first quarter of 2006, general and administrative expenses also included $51,000 for market research on our securities and $23,000 for recruiting our current Chief Financial Officer, and we did not have similar expenses in the first quarter of 2007.

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

Sales and Marketing - Sales and marketing expense increased to $482,000 in the first quarter of 2007 from $292,000 in the first quarter 2006, an increase of $190,000, or 65%.  As detailed in the revenue section, due to our adoption of gross revenue reporting, for the three months ended March 31, 2007, we recorded approximately $261,000 of additional revenue and an equivalent increase in sales and marketing expense. This increase was offset by several decreases in sales and marketing expense in the Smart Online segment, including (1) a $39,000 reduction in advertising expense, (2) a $25,000 decrease in revenue share expense, as we paid our partners a fee in the first quarter of 2006 for a syndication contract and had no similar expense in the first quarter of 2007, and (3) a $4,000 decrease in management consulting expenses.

Generally, we expect we will have to increase sales and marketing expenses before we can substantially increase our revenue from sales of subscriptions. We have increased investment in marketing and sales by increasing the number of direct sales personnel and increasing penetration within our existing customer base, expanding our domestic selling and marketing activities, building brand awareness and participating in additional marketing programs, and we are planning to continue to increase these investments.

Research and Development - Research and development expense increased to $620,000 in the first quarter of 2007 from $429,000 in the first quarter of 2006, an increase of approximately $191,000 or 44%. This increase is due to several factors in the Smart Online segment, including increases of (1) $111,000 in consulting expense for our accounting application, (2) $17,000 for wages for additional staffing, and (3) $4,000 for travel expenses as developers traveled to Michigan in connection with our continuing integration of these operations. Also, the Smart Commerce segment incurred approximately $57,000 of additional wages with the hiring of new development personnel to implement new partnership signings. We expect development expenses to increase during the last three quarters of 2007 as a result of anticipated hiring of additional development personnel for both the Smart Online and Smart Commerce segments to enhance and customize our platforms.

Other Income (Expense)

We incurred net interest expense of $135,000 during the first quarter of 2007 and $74,000 of net interest expense during the first quarter of 2006. Interest expense increased as a direct result of the notes payable related to the iMart and Computility acquisitions, including notes related to non-compete agreements. Additionally, interest expense of approximately $27,000 was incurred during the first quarter of 2007 on our revolving line of credit with Wachovia Bank, NA, or Wachovia. First quarter 2007 interest income totaling $27,000 was from interest earned on money market account deposits compared to $2,000 earned for the same period in 2006. The 2007 interest income increase was attributable to the interest earned on the cash proceeds of the February 2007 private placement described in this report under Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

We realized a gain of $5,000 during the first quarter of 2007 from negotiated and contractual releases of outstanding liabilities. There was no similar gain from debt forgiveness in the first quarter of 2006.

One of the assets purchased as part of the iMart acquisition was a $25,000 investment in a privately held company that was a customer of iMart’s. Management determined that it is likely that such investment is currently worthless, so the entire $25,000 investment had been written off in the first quarter of 2006. Also in the first quarter of 2006, we reserved for 100% of the approximately $65,000 of the accounts receivable due from that customer.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first quarter of 2007 or fiscal 2006 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. We have approximately $35,000,000 in net operating loss carryforwards, which may be utilized to offset future taxable income.

Liquidity and Capital Resources

At March 31, 2007, our principal sources of liquidity were unrestricted cash and cash equivalents totaling $5,278,000 and accounts receivable and other receivables of $284,000. As of May 11, 2007, our principal sources of liquidity were cash and cash equivalents totaling approximately $4,493,000 and accounts receivable of approximately $250,000. However, $250,000 of our cash is restricted under the loan agreement with Fifth Third Bank. Such restricted cash is scheduled to be released from the restrictions in three equal installments of approximately $83,000, on June 30, 2007, December 31, 2007 and June 30, 2008, if we meet certain debt covenants regarding operating metrics for Smart Commerce. As of March 31, 2007, we have drawn approximately $2.1 million of our $2.5 million line of credit, leaving approximately $400,000 available for our operations.

At March 31, 2007, we had working capital of approximately $3.3 million.

Cash Flow from Operations. Cash flows used in operations for the three months ended March 31, 2007 totaled $1.2 million, up from $0.9 million for the three months ended March 31, 2006. This increase was primarily due to increased pay down of accounts payable as well as the loss of cash flow from discontinued operations.

Cash Flow from Financing Activity. For the three months ended March 31, 2007, we generated a total of $5.9 million net cash from our financing activities. This net cash was generated through both equity and debt financing, as described below.

Equity Financing. In a transaction that closed on February 21, 2007, we sold an aggregate of 2,352,941 shares of our common stock to two new investors, or the Investors. The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement, or the SPA, between us and each of the Investors. The aggregate gross proceeds were $6 million, and we incurred issuance costs of approximately $585,000, of which approximately $530,000 have been incurred as of March 31, 2007. Under the SPA, the Investors were issued warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised by February 21, 2010.

Debt Financing. On November 9, 2006, Smart Commerce entered into a loan agreement with Fifth Third Bank. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be repaid in 24 monthly installments of $75,000 plus interest beginning in December 2006. The interest rate is prime plus 1.5% as periodically determined by Fifth Third Bank. The loan is secured by all of the assets of Smart Commerce, including a cash security account of $250,000 and all of Smart Commerce's intellectual property. Such restricted cash is scheduled to be released from the restrictions in three equal installments of approximately $83,000, on June 30, 2007, December 31, 2007 and June 30, 2008, if certain debt covenants regarding operating metrics for Smart Commerce are met. As of May 11, 2007, our outstanding principal balance on this debt was approximately $1,275,000.

On November 14, 2006, we entered into a revolving credit arrangement with Wachovia, or the Line of Credit, for $1.3 million which can be used for general working capital. Any advances made on the Line of Credit were to be paid off no later than August 1, 2007, with monthly payments of accrued interest on any outstanding balance commencing on December 1, 2006. Interest accrues on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. On January 24, 2007, we entered into an amendment to the Line of Credit. The amendment resulted in an increase in the Line of Credit from $1.3 million to $2.5 million. The pay-off date was also extended from August 1, 2007 to August 1, 2008. The Line of Credit is secured by our deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $2,500,000 issued by HSBC Private Bank (Suisse) S.A. with Atlas as account party, or the Letter of Credit. Atlas and we have separately agreed that in the event of a default by us in the repayment of the Line of Credit that results in the Letter of Credit being drawn, we shall reimburse Atlas any sums that Atlas is required to pay. At our sole discretion, these payments may be made in cash or by issuing shares of our common stock at a set per share price of $2.50. As of May 11, 2007, we have drawn down approximately $2.1 million on the Line of Credit.

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

Item 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

For the three months ended March 31, 2007 and 2006, all of our contracts and transactions were U.S. dollar denominated. As a result, our results of operations and cash flows are not subject to fluctuations due to changes in foreign currency exchange rates.

Interest rate sensitivity

We had unrestricted cash and cash equivalents totaling $327,000, $1,435,000, and $173,000 at December 31, 2006, 2005, and 2004, respectively. At March 31, 2007, our unrestricted cash was $5,028,000. These amounts were invested primarily in demand deposit accounts and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Two debt instruments have variable interest rates: one is prime + 1.5% and the other is LIBOR + .9% (See Note 5 - “Notes Payable,” to the Consolidated Financial Statements). At March 31, 2007, the outstanding principal balance on these loans was $1,500,000 and $2,052,000, respectively. Due to the relatively short term of these debt instruments combined with the relative stability of interest rates, we do not expect interest rate or market volatility will have a material effect on our cash flows.

Item 4. CONTROLS AND PROCEDURES

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of the significant deficiencies that we are in the process of remediating. These significant deficiencies and the related changes to our controls were described under Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005, and updated in the 2006 Annual Report.

Changes to Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

During the three months ended March 31, 2007, there were no material developments in the legal proceedings previously reported in our 2006 Annual Report. Please refer to Part I, Item 3 of our 2006 Annual Report for additional information.

Item 1A. RISK FACTORS

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

Through March 31, 2007, we have lost an aggregate of approximately $58.7 million since inception on August 10, 1993. During the quarters ended March 31, 2007 and 2006, we incurred a net loss of approximately $1.3 million and $1.6 million, respectively. At March 31, 2007, we had a $3.3 million of working capital. Our working capital, including our line of credit and recent financing transaction for $6 million, is not sufficient to fund our operations beyond July 2008, unless we substantially increase our revenue, limit expenses or raise substantial additional financing. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, and the suspension of trading of shares of our common stock by the SEC, and the resulting drop in share price, trading volume and liquidity, may require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan, we may have to liquidate our business.

(2) Any issuance of shares of our common stock in the future could have a dilutive effect on your investment.

We may issue shares of our common stock in the future for a variety of reasons. For example, under the terms of the stock purchase warrant and agreement we recently entered into with Atlas, it may elect to purchase up to 444,444 shares of our common stock at $2.70 per share upon termination of, or if we are in breach under the terms of, our line of credit with Wachovia. In connection with our recent private financing, we issued warrants to the investors to purchase an additional 1,176,471 shares of our common stock at $3.00 per share and a warrant to our placement agent in that transaction to purchase 35,000 shares of our common stock at $2.55 per share. In addition, we may raise funds in the future by issuing additional shares of common stock or other securities.

If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the necessary amount of capital. You may experience dilution in the value of your shares as a result.

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

We also have a revolving line of credit from Wachovia. This line of credit is $2.5 million, and as of May 1, 2007, we have drawn down approximately $2.1 million. Any advances made on the line of credit must be repaid no later than August 1, 2008, with monthly payments of accrued interest only commencing on December 1, 2006 on any outstanding balance. The interest shall accrue on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. The line of credit is secured by our deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC Private Bank (Suisse) S.A. with Atlas as account party.

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

We continually revise our business models and operating plans as a result of changes in our market, the expectations of customers and the behavior of competitors. Today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaaS business model and the results of our sales efforts to reach agreements with syndication partners with small business customer bases, but this business model may become ineffective due to forces beyond our control that we do not currently anticipate. We recently entered into agreements with four new syndication partners, but we have not yet derived any revenue under these agreements. Consequently, we have not yet demonstrated that we have a successful business model or operating plan. Our evolving business model makes our business operations and prospects difficult to evaluate. There can be no assurance that our revised business model will allow us to capture significant future market potential. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in this stage of operations under our current business model, particularly companies, such as ours, that are in emerging and rapidly evolving markets.

Our future financial performance and revenue growth will depend, in part, upon the successful development, integration, introduction, and customer acceptance of our software applications. Thereafter, other new products, either developed or acquired, and enhanced versions of our existing applications will be critically important to our business. Our business could be harmed if we fail to deliver timely enhancements to our current and future solutions that our customers desire. We also must continually modify and enhance our services and products to keep pace with market demands regarding hardware and software platforms, database technology, information security, and electronic commerce technical standards. There can be no assurance that we will be able to successfully develop new services or products, or to introduce in a timely manner and gain acceptance of our new services or products in the marketplace.

Our business could be harmed if we fail to achieve the improved performance that customers want with respect to our current and future product offerings. We cannot assure you that our products will achieve widespread market penetration or that we will derive significant revenues from the sale of our applications.

Certain of our services involve the storage and transmission of customers’ personal and proprietary information (such as credit card, employee, purchasing, supplier, and other financial and accounting data). If customers determine that our services do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use, or if, for any other reason, customers fail to accept our products for use, our business will be harmed. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results, and financial condition.

(5) We may consider strategic divestiture, acquisition or investment opportunities in the future.

We face risks associated with any such opportunity. From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions, investments and divestitures. In the future, we may divest ourselves of products or technologies that are not within our continually evolving business strategy or acquire other products or technologies. We may not realize the anticipated benefits of any such current or future opportunity to the extent that we anticipate, or at all. We may have to issue debt or equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. If any opportunity is not perceived as improving our earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results. Any completed acquisitions or divestitures would also require significant integration or separation efforts, diverting our attention from our business operations and strategy. We have limited acquisition experience, and therefore our ability as an organization to integrate any acquired companies into our business is unproven. Acquisitions and investments involve numerous risks, including:

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

When we purchased iMart in October 2005, we committed to make installment payments of approximately $3,462,000 and non-competition payments to two key employees of $780,000. Prior to the loan agreement described below, the cash flow we received from the business we purchased from iMart has been insufficient to cover any of the installment payments we have been required to make, and we have had to fund the difference. We recently amended the lock box agreement related to the acquisition, terminating the iMart shareholders’ security interest in the amounts in the lock box account, and agreed to pay the installment payments and noncompetition payments in three non-equal installments by February 2007, which have been paid in full.

In order to make these payments, we entered into a loan agreement with Fifth Third Bank in order to finance a portion of the payments to the iMart shareholders. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be repaid in 24 monthly installments of $75,000 plus interest. The interest rate is prime plus 1.5% as periodically determined by Fifth Third Bank. Currently and at closing, the prime rate was 8.25%. The loan is secured by all of the assets of Smart Commerce, including a security account of $250,000 and all of Smart Commerce’s intellectual property. The loan is guaranteed by us and such guaranty is secured by all the common stock of Smart Commerce. If an event of default occurs and remains uncured, then the lender could foreclose on the assets securing the loan. If that were to occur, it would have a substantial adverse effect on our business. Making the payments on the loan used to finance part of these payments may drain our financial resources or cause other material harm to our business if the lender forecloses on the secured assets.

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

Our small business customers do not sign long-term contracts. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period and, in fact, customers have often elected not to do so. In addition, our customers may renew for a lower-priced edition of our services or for fewer users. Many of our customers utilize our services without charge. These factors make it difficult to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including when we begin charging for our services, their dissatisfaction with our services and their capability to continue their operations and spending levels. Most of our subscribers are in our Smart Commerce segment. Although the number of subscribers to our Smart Online segment has remained relatively constant since September 2006, we have experienced a decline in the number of subscribers to our Smart Commerce segment. This decline is primarily attributable to the restructuring of a major customer and was anticipated when we learned of the restructuring. If our customers do not renew their subscriptions for our services, or we are not able to increase the number of subscribers, our revenue may decline and our business will suffer.

(9) We depend on corporate partners to market our products through their web sites under relatively short-term agreements in order to increase subscription fees and grow revenue. Failure of our partners’ marketing efforts or termination of these agreements could harm our business.

Subscription fees represented approximately 67% of total revenues in the first quarter of 2007 compared to 40% of total revenues in the first quarter of 2006. With the launch of our new applications and the acquisition of iMart, subscription fees represent a significant percentage of our total revenues and our future financial performance and revenue growth depends, in large part, upon the growth in customer demand for our outsourced services delivery models. We depend on our syndication partners and referral relationships to offer our products and services to a larger customer base than we can reach through direct sales or other marketing efforts. Although we recently entered into agreements with four new syndication partners and a marketing referral agreement, we have not yet derived any revenue under these agreements. Our success depends in part on the ultimate success of our syndication partners and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us. In addition, some of these third parties have entered, and may continue to enter into, strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services.

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

Our officers, directors and principal stockholders beneficially own or control approximately 59% of our outstanding common stock. As a result, these persons, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of our common stock.

Regulatory Risks

(14) Compliance with new regulations governing public company corporate governance and reporting is uncertain and expensive.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as new rules implemented by the SEC and the NASD. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these new laws and regulations or significantly increase our costs. Our ability to fully comply with these new laws and regulations is also uncertain. Our failure to prepare timely for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition. We also expect that these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In the past, we have incurred substantial additional professional fees and expenses associated with the SEC’s suspension of trading of our securities in January 2006 and with the internal investigation authorized by our Board of Directors in March 2006. Although our insurance carrier has paid a portion of these fees, not all such fees and expenses will be covered by our insurance.

(15) Remediation of deficiencies in our internal control over financial reporting is uncertain and may be expensive.

By the end of fiscal 2007, we are required to comply with Sarbanes-Oxley requirements involving management’s assessment of our internal control over financial reporting and our independent accountant’s audit of that assessment is required for fiscal 2008. In March 2006, we retained a new Chief Financial Officer. His review of our internal control over financial reporting to date and the final findings of our Audit Committee investigation have identified several deficiencies in our internal control over financial reporting. While we have made some progress on this remediation effort, we continue to work on addressing all the issues raised in these findings. Although we believe our on-going review and testing of our internal control over financial reporting will enable us to be compliant with these requirements, we have identified some deficiencies and may identify others that we may not be able to remediate and test by the end of fiscal 2007.

If we cannot assess our internal controls over financial reporting as effective, it may affect our management’s assessment of our internal control environment as it will be disclosed in our Annual Report on Form 10-K for fiscal year 2007 and our stock price could decline.

(16) The SEC suspension of trading of our securities has damaged our business, and it could damage our business in the future.

The suspension of trading by the SEC has harmed our business in many ways, and may cause further harm in the future. Prior to our re-entry onto the Over the Counter Bulletin Board, or the OTC-BB, for quotation, our ability to raise financing on favorable terms to us and our existing stockholders suffered due to the lack of liquidity of our stock, the questions raised by the SEC’s action, and the resulting drop in the price of our common stock. As a result, we did not raise sufficient financing to make the sales and marketing investments we felt were needed in 2006 to substantially increase revenue. Legal and other fees related to the SEC’s action also reduced our cash flow which jeopardized our ability to make the installment payments required by the agreements to acquire iMart. We recently completed a private placement financing for $6 million; however we make no assurance that we will not continue to experience additional harm as a result of the SEC matter. The time spent by our management team and directors dealing with issues related to the SEC action also detracted from the time they spent on our operations, including strategy development and implementation. Finally, an important part of our business plan is to enter into private label syndication agreements with large companies. The SEC’s action and related matters have caused us to be a less attractive partner for large companies and to lose important opportunities. The SEC’s action and related matters may cause other problems in our operations.

Risks Associated with the Market for Our Securities

(17) If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

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

(18) Our revenues and operating results may fluctuate in future periods and we may fail to meet expectations of investors and public market analysts, which could cause the price of our common stock to decline.

Our revenues and operating results may fluctuate significantly from quarter to quarter. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	the evolving demand for our services and software;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

•	the timing of product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of execution of contracts;

•	changes in the mix of our services and software offerings;

•	the mix of sales channels through which our services and software are sold;

•	costs of developing product enhancements;

•	global economic and political conditions;

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ requirements;

•	subscription renewal rates for our service;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	technical difficulties or interruptions in our service;

•	regulatory compliance costs;

•	integration of acquisitions; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

(19) Our stock price is likely to be highly volatile and may decline.

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

(20) Shares eligible for public sale could adversely affect our stock price.

Certain holders of shares of our common stock signed agreements that prohibit resales of our common stock. If substantial numbers of shares are resold as lock-up periods expire, the market price of our common stock is likely to decrease substantially.

At May 1, 2007, 17,872,137 shares of our common stock were issued and outstanding and 3,928,715 shares may be issued pursuant to the exercise of warrants and options. During May 2005, we registered on Form S-8 5,000,000 shares of our common stock for issuance to our officers, directors and consultants under our 2004 Equity Compensation Plan, of which at May 1, 2007, 101,000 shares were outstanding and 1,677,200 shares are subject to outstanding stock options of the 5,000,000 shares reserved for issuance under such plan. The remaining outstanding shares of our common stock are restricted and may be sold in the public market only if they qualify for an exemption from registration under Rules 144 or 701 promulgated under the Securities Act.

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

Our stock is very thinly traded. The average daily trading volume for our common stock between November 2006 and April 2007 was approximately 15,000 shares per day. The number of shares that could be sold during this period was restrained by Dribble Out Agreements and other contractual limitations imposed on some of our shares, while there was no similar contractual restraint on the number of buyers of our common stock. This means that market supply may increase more than market demand for our shares when lock-up and dribble-out periods expire. Many companies experience a decrease in the market price of their shares when such events occur.

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

(21) Our securities may be subject to “penny stock” rules, which could adversely affect our stock price and make it more difficult for you to resell our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quotation systems, provided that reports with respect to transactions in such securities are provided by the exchange or quotation system pursuant to an effective transaction reporting plan approved by the SEC).

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In a transaction that closed on February 21, 2007, we sold an aggregate of 2,352,941 shares of our common stock to two new investors, or the Investors. The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement, or the SPA, between us and the Investors. The amount raised in the private placement was $6 million. Under the SPA, the Investors were issued warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised by February 21, 2010.

The securities sold in this transaction were sold in reliance upon the exception afforded by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The sale was made to accredited investors (as such term is defined in Rule 501(a) of Regulation D) that were acquiring our shares for investment purposes only.

Proceeds from this transaction are expected to be used primarily to pay for ongoing operations and current liabilities, to satisfy outstanding debt, to pay fees owed to our placement agent in this placement, and to pay audit and professional fees related to SEC filings.

As incentive to modify a letter of credit issued in connection with our revolving line of credit with Wachovia from $1.3 million to $2.5 million, we entered into a Stock Purchase Warrant and Agreement, or the Warrant Agreement, with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant to purchase up to 444,444 shares of our common stock at $2.70 per share at the termination of the line of credit or if we are in default under the terms of the line of credit with Wachovia. If the warrant is exercised in full, it will result in gross proceeds to us of approximately $1,200,000.

The warrant granted under this transaction was granted in reliance upon the exemption afforded by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The issuance was to an accredited investor (as such term is defined in Rule 501(a) of Regulation D) that acquired the warrant and shares to be issued upon conversion of the warrant for investment purposes only.

For a more complete description of these sales, please see our Current Reports on Form 8-K, filed on January 19, 2007 and February 27, 2007.

Item 6.  EXHIBITS

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Stock Purchase Warrant and Agreement, dated January 15, 2007, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.44 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.2
Smart Online, Inc. Revised Board Compensation Policy, effective February 2, 2007 (incorporated herein by reference to Exhibit 10.45 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.3
Form of Securities Purchase Agreement, Registration Rights Agreement, and Warrant to Purchase Common Stock of Smart Online, Inc., dated February 21, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC (incorporated herein by reference to Exhibit 10.46 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.4
Warrant to Purchase Common Stock of Smart Online, Inc., and Registration Rights Agreement, dated February 27, 2007, by and between Smart Online, Inc. and Canaccord Adams Inc. (incorporated herein by reference to Exhibit 10.47 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.5
Form of Registration Rights Agreement, of various dates, by and between Smart Online, Inc. and certain parties in connection with the sale of shares by Dennis Michael Nouri (incorporated herein by reference to Exhibit 10.48 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.6	Form of Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan
10.7	Form of Incentive Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan
10.8	Form of Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.

32.2
Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2007

Smart Online, Inc.

/s/ Michael Nouri
Michael Nouri
Principal Executive Officer

Smart Online, Inc.

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia
Principal Financial Officer and
Principal Accounting Officer

SMART ONLINE, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1
Stock Purchase Warrant and Agreement, dated January 15, 2007, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.44 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.2
Smart Online, Inc. Revised Board Compensation Policy, effective February 2, 2007 (incorporated herein by reference to Exhibit 10.45 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.3
Form of Securities Purchase Agreement, Registration Rights Agreement, and Warrant to Purchase Common Stock of Smart Online, Inc., dated February 21, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC (incorporated herein by reference to Exhibit 10.46 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.4
Warrant to Purchase Common Stock of Smart Online, Inc., and Registration Rights Agreement, dated February 27, 2007, by and between Smart Online, Inc. and Canaccord Adams Inc. (incorporated herein by reference to Exhibit 10.47 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.5
Form of Registration Rights Agreement, of various dates, by and between Smart Online, Inc. and certain parties in connection with the sale of shares by Dennis Michael Nouri (incorporated herein by reference to Exhibit 10.48 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.6	Form of Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan
10.7	Form of Incentive Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan
10.8	Form of Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.

32.2
Certification of Chief Financial Officer to Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.