Form 10-Q
period 2007-06-30
SMART ONLINE INC
filed 2007-08-14
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, there were approximately 17,930,000 shares of the registrant's common stock outstanding.

Smart Online, Inc.

Page | 1

PART I. FINANCIAL INFORMATION

1. Financial Statements

SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2007 (unaudited)	December 31, 2006
CURRENT ASSETS:
Cash and Cash Equivalents	$3,628,253	$326,905
Restricted Cash (See Note 5)	250,000	250,000
Accounts Receivable, Net	934,270	247,618
Prepaid Expenses	90,929	100,967
Deferred Financing Costs (See Note 5)	451,884	-
Total current assets	$5,355,336	$925,490

PROPERTY AND EQUIPMENT, Net	$179,107	$180,360
INTANGIBLE ASSETS, Net	3,250,783	3,617,477
GOODWILL	2,696,642	2,696,642
OTHER ASSETS	90,107	13,040
TOTAL ASSETS	$11,571,975	$7,433,009
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts Payable	$759,584	$850,730
Accrued Registration Rights Penalty	244,725	465,358
Current Portion of Notes Payable (See Note 6)	1,128,359	2,839,631
Deferred Revenue	671,456	313,774
Accrued Liabilities	344,665	301,266
Total Current Liabilities	$3,148,789	$4,770,759

LONG-TERM LIABILITIES:
Long-Term Portion of Notes Payable (See Note 6)	$2,427,000	$825,000
Deferred Revenue	33,473	11,252
Total Long-Term Liabilities	2,460,473	836,252
Total Liabilities	$5,609,262	$5,607,011
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par Value, 45,000,000 Shares Authorized, Shares Issued and Outstanding: June 30, 2007 - 17,927,137; December 31, 2006 - 15,379,030	17,927	15,379
Additional Paid-in Capital	65,818,590	59,159,919
Accumulated Deficit	(59,873,804)	(57,349,300)
Total Stockholders' Equity	5,962,713	1,825,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,571,975	$7,433,009

The accompanying notes are an integral part of these financial statements.
Page | 2

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
REVENUES:
Integration Fees	$5,000	$26,667	$5,000	$176,410
Syndication Fees	15,000	57,352	30,000	126,267
Subscription Fees (See Note 3)	576,600	501,093	1,209,583	1,046,767
Professional Services Fees	317,900	232,466	606,479	464,201
License Fees	280,000	-	280,000	337,500
Other Revenue	9,429	18,416	15,254	40,312
Total Revenues	$$1,203,929	$835,994	$2,146,316	$2,191,457

COST OF REVENUES	$111,489	$79,100	$187,909	$181,204

GROSS PROFIT	$1,092,440	$756,894	$1,958,407	$2,010,253

OPERATING EXPENSES:
General and Administrative	1,051,314	1,638,994	2,164,005	3,629,098
Sales and Marketing	473,668	239,088	942,915	531,912
Research and Development	685,915	392,824	1,262,610	823,201

Total Operating Expenses	$2,210,897	$2,270,906	$4,369,530	$4,984,211

LOSS FROM CONTINUING OPERATIONS	(1,118,457)	(1,514,012)	(2,411,123)	(2,973,958)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(126,759)	(64,643)	(261,787)	(139,056)
Gain on Debt Forgiveness	-	144,351	4,600	144,351
Writeoff of Investment	-	-	-	(25,000)
Other Income	30,478	1,562,500	143,808	1,562,500

Total Other Income (Expense)	$(96,281)	$1,642,208	(113,379)	1,542,795
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	(1,214,738)	128,196	(2,524,502)	(1,431,163)
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM, net of tax	-	(156,571)	-	(196,135)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(1,214,738)	(28,375)	$(2,524,502)	$(1,627,298)
NET LOSS PER SHARE:
Continuing Operations
Basic and Fully Diluted	$(0.07)	$0.01	$(0.15)	$(0.10)
Discontinued Operations
Basic and Fully Diluted	$-	$(0.01)	$-	$(0.01)
Net Loss Attributed to Common Stockholders
Basic and Fully Diluted	$(0.07)	0.00	(0.15)	(0.11)
SHARES USED IN COMPUTING NET LOSS PER SHARE
Basic	17,252,639	15,096,415	16,728,010	15,052,205
Fully Diluted	17,252,639	15,356,015	16,728,010	15,052,205

The accompanying notes are an integral part of these financial statements.

Page | 3

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,214,738)	$(2,524,502)	$128,196		$(1,431,163)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization	210,652	420,418	170,237		334,207
Amortization of Deferred Financing Costs	112,971	207,112	-
Bad Debt Expense	-	-	2,500		65,817
Takeback of Investor Relation Shares	-	-	(1,562,500)		(1,562,500)
Stock Option Related Compensation Expense	223,285	380,018	191,550		449,014
Writeoff of Investment	-	-	-		25,000
Registration Rights Penalty	-	(320,632)	121,415		229,313
Gain on Debt Forgiveness	-	(4,600)	(144,351)		(144,351)
Changes in Assets and Liabilities:
Accounts Receivable	(650,160)	(686,651)	385,295		53,122
Prepaid Expenses	10,938	10,035	1,117		63,906
Other Assets	-	(1,760)	(25,000)		(24,571)
Deferred Revenue	432,027	380,476	19,286		(96,483)
Accounts Payable	(75,827)	(86,495)	291,290		540,940
Accrued and Other Expenses	1,090	44,312	(58,124)		35,195
Cash Flow from Discontinued Operations	-	-	(11,822)		109,669
Net Cash used in Operating Activities	$(949,762)	$(2,182,269)	$(490,911)		$(1,352,885)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Furniture and Equipment	(41,217)	(51,976)	(4,896)		(7,345)
Purchase of Tradename	(2,033)	(2,033)	-		-
Cash Flow from Discontinued Operations	-	-	182,017		(146,591)
Smart CRM Advances	-	-	(203,681)		56,098
Net Cash provided by (used in) Investing Activities	$(43,250)	$(54,009)	$(26,560)		$(97,838)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Notes Payable	(305,315)	(1,559,272)	(459,323)		(1,006,594)
Debt Borrowings	-	1,450,000	-		221,734
Restricted Cash	-	-	103,301		(196,455)
Issuance of Common Stock	-	5,748,607	1,000,000		2,022,100
Expenses Related to Form S-1 Filing	(101,709)	(101,709)	-		-
Cash Flow from Discontinued Operations	-	-	(171,898)		(171,898)
Net Cash provided by Financing Activities	$(407,024)	$5,537,626	$472,080		$868,887
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,400,036)	$3,301,348	$(45,391)		$(581,836)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,028,289	$326,905	$898,521		$1,434,966
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,628,253	$3,628,253	$853,130		$853,130
Supplemental Disclosures:
Cash Paid during the Period for Interest:	$109,596	$182,866	$71,043	$`	136,279
Cash Paid for Taxes	-	-	-		-

The accompanying notes are an integral part of these financial statements.
Page | 4

Smart Online, Inc.
Consolidated Financial Statements - Unaudited

1.  Summary of Business and Significant Accounting Policies

Description of Business - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets Internet-delivered Software-as-a-Service (“SaaS”) software applications and data resources to help start and run small businesses. Subscribers access the Company’s products through the websites of its private label syndication partners, including major companies and financial institutions, and its portal at www.onebiz.com. Corporate information on the Company can be found at www.smartonline.com.

Basis of Presentation- The accompanying balance sheet as of June 30, 2007 and the statements of operations and cash flows for the three and six months ended June 30, 2007 and 2006 are unaudited. The balance sheet as of December 31, 2006 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management's discussion and analysis of financial position and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007 (the “2006 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company's management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company's statement of financial position as of June 30, 2007, and its results of operations and cash flows for the three months and six months ended June 30, 2007 and June 30, 2006. The results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.

The Company continues to incur development expenses to enhance and expand its products by focusing on establishing its Internet-delivered SaaS applications and data resources. All allocable expenses to establish the technical feasibility of the software have been recorded as research and development expense. The ability of the Company to successfully develop and market its products is dependent upon certain factors, including the timing and success of any new services and products, the progress of research and development efforts, results of operations, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, any of which may require the Company to seek additional funding sooner than expected.

Significant Accounting Policies - In the opinion of the Company's management, the significant accounting policies used for the three months and six months ended June 30, 2007 are consistent with those used for the years ended December 31, 2006, 2005 and 2004. Accordingly, please refer to the 2006 Annual Report for our significant accounting policies.

Reclassifications - Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Revenue Recognition - The Company has recently begun to derive revenue from the license of software platforms along with the sale of associated maintenance, consulting, and application development. The arrangement may include delivery in multiple-element arrangements if the customer purchases any combination of products and/or services. The Company uses the residual method pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. This method allows Smart Online to recognize revenue for delivered elements when such element has vendor specific objective evidence (“VSOE”) of the fair value of the delivered element. If VSOE can not be determined or maintained for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

If multiple-element arrangements involve significant development, modification or customization or if it is determined that certain elements are essential to the functionality of other elements within the arrangement, revenue is deferred until all elements necessary to the functionality are provided. The determination of whether the arrangement involved significant development, modification or customization could be complex and require the use of judgment.

The amount of revenue to be recognized from development and consulting services is typically based on the amount of work performed within a given period. This is typically based on estimates involving total costs to complete and the stage of completion. The assumptions and estimates made to determine such figures may affect the timing of revenue recognition. Changes in estimates of progress to completion and costs to complete are accounted for as cumulative catch-up adjustments.

Page | 5

Under SOP 97-2, provided the arrangement does not require significant development, modification or customization, revenue is recognized when all of the following criteria have been met:
1.	persuasive evidence of an arrangement exists.
2.	delivery has occurred.
3.	the fee is fixed or determinable, and
4.	collectibility is probable.

If at the inception of an arrangement, the fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due and payable. If collectibility is deemed not probable, revenue is deferred until payment is received or collection becomes probable, whichever is earlier. The determination of whether fees are collectible required judgment and the amount and timing of revenue recognition could change if different assessments had been made. In addition, payment terms may vary and could be collectible over several months, but not greater than one year.

Fiscal Year - The Company's fiscal year ends December 31. References to fiscal 2006, for example, refer to the fiscal year ending December 31, 2006.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company's financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued and the period over which revenue is generated. Actual results could differ materially from those estimates.

Software Development Costs - The Company has not capitalized any direct or allocated overhead associated with the development of software products prior to general release. Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Advertising Costs - The Company expenses all advertising costs as they are incurred. The amounts charged to expense during the second quarter of 2007 and 2006 were $12,095 and $395, respectively. The amounts charged to sales and marketing expense during the first six months of 2007 and 2006 were $15,669 and $42,315, respectively. There were no barter advertising expenses for the three months ending June 30, 2007 and June 30, 2006 respectively, and $0 and $37,915 for the six months ended June 30, 2007 and June 30, 2006, respectively.

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

Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS No. 123R, public companies are required to measure the costs of services received in exchange for stock options and similar awards based on the grant date fair value of the awards and recognize this cost in the income statement over the period during which an award recipient is permitted to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

The Company maintains stock-based compensation arrangements under which employees, consultants and directors may be awarded grants of stock options and restricted stock. Effective January 1, 2006, the Company adopted SFAS No. 123R using the Modified Prospective Approach. Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments that

Page | 6

will be granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Upon adoption, the Company recognizes the stock-based compensation of previously granted share-based options and new share-based options under the straight-line method over the requisite service period. Total stock-based compensation expense recognized under SFAS No. 123R was approximately $223,285 and $380,018 for the three months and six months ended June 30, 2007, respectively. No stock-based compensation was capitalized in the consolidated financial statements.

The fair value of option grants under the Company's 2004 Equity Compensation Plan and other stock option issuances during the three months and six months ended June 30, 2007 and June 30, 2006 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Dividend yield	0.0%	0. 00%	0.0%	0. 00%
Expected volatility	150%	140%	150%	150%
Risk free interest rate	4.92%	5.11%	4.92%	5.11%
Expected lives (years)	5	5	5	5

The expected term of the options represents the estimated period of time until exercise or forfeiture and is based on historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock over a period of time. The risk free interest rate is based on the published yield available on U.S. treasury issues with an equivalent term remaining equal to the expected life of the option.

Compensation expense is recognized only for option grants expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectation.

The following is a summary of the stock option activity for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price

BALANCE, December 31, 2006	2,360,100	$5.33
Granted	20,000	$2.80
Forfeited	158,300	$4.42
Exercised	20,000	$1.30
BALANCE, June 30, 2007	2,201,800	$4.10

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practices. SFAS No. 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management does not believe that the adoption of SFAS No. 157 will have a material impact on the Company's results of operations or financial condition once adopted.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS No. 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS

Page | 7

No. 159 is effective for fiscal years beginning after November 15, 2007. Management does not believe that the adoption of SFAS No. 159 will have a material impact on the Company's results of operations or financial condition once adopted.

2.   PRESENTATION OF SUBSIDIARIES

As more fully detailed in the 2006 Annual Report, the Company completed two acquisitions in October 2005. On October 4, 2005, the Company purchased substantially all of the assets of Computility, Inc., or Computility. In consideration for the purchased assets, the Company issued the seller 484,213 shares of the Company's common stock and assumed certain liabilities of Computility totaling approximately $1.9 million.  The shares were valued at $7.30 per share, which was the median trading price on the acquisition date. The total purchase price, including liabilities assumed, was approximately $5.8 million including approximately $228,000 of acquisition fees. We operated this business under the name Smart CRM, Inc. (d/b/a Computility), or Smart CRM.

On October 18, 2005, the Company completed its purchase of all of the capital stock of iMart Incorporated, or iMart, a Michigan based company providing multi-channel electronic commerce systems. The Company issued to iMart's stockholders 205,767 shares of its common stock and agreed to pay iMart's stockholders approximately $3,462,000 in cash installments. This amount was payable in four equal payments of $432,866 on the first business day of each of January 2006, April 2006, July 2006 and October 2006. The final installment payment of approximately $1.7 million was payable in January 2007. As of January 2007, the entire purchase price was paid in full. The shares were valued at $8.825 per share, which was the median trading price on the acquisition date. The total purchase price for all of the outstanding iMart shares was approximately $5.3 million including approximately $339,000 of acquisition fees. We operate this subsidiary as Smart Commerce, Inc. (d/b/a iMart), or Smart Commerce.

Upon the Company's successful integration of the sales force automation and customer relationship management (“SFA/CRM”) application into its OneBizSM platform, management deemed the remaining operations of Smart CRM, specifically consulting and network management, to be non-strategic to ongoing operations. On September 29, 2006, the Company, Smart CRM and Alliance Technologies, Inc. ("Alliance") executed and delivered an Asset Purchase Agreement pursuant to which Alliance acquired substantially all of the assets of Smart CRM. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reported the operating results for Smart CRM as discontinued operations. For the three months and six months ended June 30, 2006, the revenue associated with the discontinued operations were $494,328 and $1,034,534 respectively. For the three months and six months ended June 30, 2006, the net loss associated with the discontinued operations were $156,571 and $196,135, respectively. Because the sale had been completed in 2006, the 2007 periods contain no results of discontinued operations.

3. SUBSCRIPTION REVENUE

Effective January 1, 2007, a major customer executed a letter of clarification which more definitively defined the roles and responsibilities of each party. Individual Business Owners (“IBOs”) associated with this customer are provided e-commerce, domain name and email services. In exchange for marketing these services to its IBOs, the customer is paid a marketing fee. At the inception of the business relationship, it was agreed that the customer would collect the gross service fee from the IBO; the customer would retain its marketing fee and remit the net remaining cash. Because the roles and responsibilities of each party were vaguely defined in the past, revenue was recorded only on the net cash received. Following the execution of the letter of clarification and in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, this revenue is now recorded as the gross amount paid by the IBO and a sales and marketing expense for the marketing services rendered by the customer. Ultimately, the effect on net income is nil; however, subscription revenue and sales and marketing expense are effectively and appropriately grossed up. Because the new accounting method was triggered by a clarification to the existing agreement and not by a change from one accepted accounting method to another, the 2006 subscription revenue was not retroactively adjusted as would be required by Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. For the three months and six months ended June 30, 2007, this accounting method resulted in approximately $227,000 and $488,000, respectively, of additional subscription revenue and a corresponding charge to sales and marketing expense.

4.   INDUSTRY SEGMENT INFORMATION

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

Smart Commerce revenue is generally composed of subscription fees, professional services fees and licensing fees related to domain name subscriptions, e-commerce or networking consulting or networking maintenance agreements.

Page | 8

The Smart Online segment generates revenue from the development and distribution of internet-delivered SaaS small business applications through a variety of subscription, licensing, integration and syndication channels.

The Company includes costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in the Smart Online segment, which includes the parent or corporate segment.

The following table shows the Company's financial results by reportable segment for the three months ended June 30, 2007:

	Smart Online, Inc.	Smart Commerce, Inc.	Consolidated
REVENUES:
Integration Fees	$5,000	$-	$5,000
Syndication Fees	15,000	-	15,000
Subscription Fees	14,142	562,458	576,600
Professional Services Fees	-	317,900	317,900
License Fees	280,000	-	280,000
Other Revenues	5,486	3,943	9,429
Total Revenues	$319,628	$884,301	$1,203,929

COST OF REVENUES	$35,746	$75,743	$111,489

OPERATING EXPENSES	$1,476,554$1,522,754	$688,143	$2,210,897

OPERATING INCOME (LOSS)	$(1,238,872)	$120,415	$(1,118,457)

OTHER INCOME (EXPENSE)	$(62,689)	$(33,592)	$(96,281)

NET INCOME/(LOSS) BEFORE INCOME TAXES	$(1,301,561)	$86,823	$(1,214,738)

TOTAL ASSETS	$8,010,665	$3,561,310	$11,571,975

The following table shows the Company's financial results by reportable segment for the six months ended June 30, 2007:

	Smart Online, Inc.	Smart Commerce, Inc.	Consolidated
REVENUES:
Integration Fees	$5,000	$-	$5,000
Syndication Fees	30,000	-	30,000
Subscription Fees	27,533	1,182,050	1,209,583
Professional Services Fees	-	606,479	606,479
License Fees	280,000	-	280,000
Other Revenues	5,686	9,568	15,254
Total Revenues	$3348,219	$1,798,097	$2,146,316

COST OF REVENUES	$48,776	$139,133	$187,909

OPERATING EXPENSES	$2,986,145	$1,383,385	$4,369,530

OPERATING INCOME (LOSS)	$(2,686,702)	$275,579	$(2,411,123)

OTHER INCOME (EXPENSE)	$(41,682)	$(71,697)	$(113,379)

NET INCOME/(LOSS) BEFORE INCOME TAXES	$(2,728,384)	$203,882	$(2,524,502)

TOTAL ASSETS	$8,010,665	$3,561,310	$11,571,975

Page | 9

5.   CURRENT ASSETS

Accounts Receivable, Net

The Company evaluates the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on management's assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. Based on these criteria, management has recorded an allowance for doubtful accounts of approximately $65,000 and $65,000 as of June 30, 2007 and December 31, 2006, respectively.

Restricted Cash

Under the terms of a promissory note between Smart Commerce and Fifth Third Bank, $250,000 on deposit at Fifth Third Bank serves as loan collateral and is restricted. Such restricted cash is scheduled to be released from the restrictions in three equal installments of approximately $83,000, on June 30, 2007, December 31, 2007 and June 30, 2008, if the Company meets certain debt covenants regarding operating metrics for Smart Commerce. Those operating metrics relate to Smart Commerce’s actual results of operations as compared to certain projections provided to Fifth Third at the inception of the loan. Meeting or failing to meet those metrics relate only to the release of cash as described above. Failure to meet these metrics does not, however, result in an acceleration of the debt. Fifth Third Bank is currently evaluating the June 30, 2007 results to make a determination regarding the scheduled cash release.

Deferred Financing Costs

In order to secure a modification to a line of credit with Wachovia Bank, NA, or Wachovia, (see Note 6 - Notes Payable), Atlas Capital, S.A., or Atlas, provided the Company with a modified letter of credit. In exchange for the modified letter of credit, the Company issued Atlas a warrant to purchase 444,444 shares of common stock at $2.70 per share (see Note 7 - Stockholders' Equity). The fair value of that warrant using the Black-Scholes model was $734,303 as measured at the time the warrant was issued. Such amount was recorded as deferred financing costs and will be amortized to interest expense in the amount of $37,657 per month over the remaining period of the modified line of credit, which is scheduled to expire in August 2008. As of June 30, 2007, the deferred financing costs that will be amortized to interest expense over the next twelve months, or $451,884, were classified as current assets with the remaining $75,307 classified as non-current and included in other assets.

6. NOTES PAYABLE

As of June 30, 2007, the Company had notes payable totaling $3,555,359. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	TOTAL	Maturity	Rate
Wachovia Credit Line	-	$2,052,000	$2,052,000	Aug `08	Libor + 0.9%
Fifth Third Loan	$900,000	375,000	1,275,000	Nov `08	Prime + 1.5%
Acquisition Fee (iMart)	$209,177	-	209,177	Oct ‘07	8%
Acquisition Fee (Computility)	19,182	-	19,182	Mar ‘07	8%
TOTAL	$1,128,359	$2,427,000	$3,555,359

On January 24, 2007, the Company entered into an amendment to its line of credit with Wachovia. The amendment resulted in an increase in the line of credit from $1.3 million to $2.5 million. The pay-off date for the line of credit was also extended from August 1, 2007 to August 1, 2008. Interest accrues on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. The line of credit is secured by the Company's deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $2,500,000 issued by HSBC Private Bank (Suisse) S.A. with Atlas as account party. As of June 30, 2007, the Company has drawn down approximately $2.1 million on the line of credit.

7. STOCKHOLDERS' EQUITY

Common Stock and Warrants

In the second quarter of 2007, a total of 55,000 shares of restricted stock were issued to the Company’s independent directors in accordance with the Company’s board compensation policy. The restrictions on such shares lapse over the subsequent four quarters

Page | 10

provided that the director remains on the board of directors. In addition, a total of 49,500 shares of restricted stock were issued to three employees, one of whom is an officer. One-third of these restricted shares vested upon grant with the remaining shares to vest over the next two years provided the employee remains employed by the Company.

In a transaction that closed on February 21, 2007, the Company sold an aggregate of 2,352,941 shares of its common stock to two new investors (the “Investors”). The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement (the “SPA”) between the Company and each of the Investors. The aggregate gross proceeds to the Company were $6 million and the Company has incurred issuance costs of approximately $637,000 as of June 30, 2007. Under the SPA, the Company issued the Investors warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised, if at all, by February 21, 2010.

The Company and each of the Investors also entered into a Registration Rights Agreement (the “Investor RRA”) whereby the Company has an obligation to register the shares for resale by the Investors by filing a registration statement within 30 days of the closing of the private placement, and to have the registration statement declared effective 60 days after actual filing, or 90 days after actual filing if the SEC reviews the registration statement. If a registration statement is not timely filed or declared effective by the date set forth in the Investor RRA, the Company is obligated to pay a cash penalty of 1% of the purchase price on the day after the filing or declaration of effectiveness is due, and 0.5% of the purchase price per every 30-day period thereafter, to be prorated for partial periods, until the Company fulfills these obligations. Under no circumstances can the aggregate penalty for late registration or effectiveness exceed 10% of the aggregate purchase price. Under the terms of the Investor RRA, the Company cannot offer for sale or sell any securities until May 22, 2007, subject to certain limited exceptions, unless, in the opinion of the Company's counsel, such offer or sale does not jeopardize the availability of exemptions from the registration and qualification requirements under applicable securities laws with respect to this placement. On March 28, 2007, the Company entered into an amendment to the Investor RRA with each Investor to extend the registration filing obligation date by an additional eleven calendar days. On April 3, 2007, the Company filed the registration statement within the extended filing obligation period, thereby avoiding the first potential penalty.

As part of the commission paid to Canaccord Adams, Inc. (“CA”), the Company's placement agent in the transaction described above, CA was issued a warrant to purchase 35,000 shares of the Company's common stock at an exercise price of $2.55 per share. This warrant contains a provision for cashless exercise and must be exercised by February 21, 2012. CA and the Company also entered into a Registration Rights Agreement (the “CA RRA”). Under the CA RRA, the shares issuable upon exercise of the warrant must be included on the same registration statement the Company is obligated to file under the Investor RRA described above, but CA is not entitled to any penalties for late registration or effectiveness.

As incentive to modify a letter of credit relating to the Wachovia line of credit (see Note 6 - Notes Payable), the Company entered into a Stock Purchase Warrant and Agreement (the “Warrant Agreement”) with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant to purchase up to 444,444 shares of the Company's common stock at $2.70 per share at the termination of the line of credit or if the Company is in default under the terms of the line of credit with Wachovia. If the warrant is exercised in full, it will result in gross proceeds to the Company of approximately $1,200,000.

On March 29, 2007, the Company issued 55,666 shares of its common stock to certain investors as registration penalties for its failure to timely file a registration statement covering shares owned by those investors as required pursuant to amendments to registration rights agreements between such investors and the Company.

Equity Compensation Plans

The Company maintains three equity compensation plans. In the second quarter of 2007, a total of 55,000 shares of restricted stock were issued to the Company’s independent directors in accordance with the Company’s board compensation policy. The restrictions on such shares lapse over the following four quarters provided that the director remains on the board of directors. In addition, a total of 49,500 shares of restricted stock were issued to three employees, one of whom is an officer. One-third of these restricted shares vested upon grant with the remaining shares to vest over the next two years provided the employee remains employed by the Company.

On April 11, 2007, the Company entered into a stock option agreement for the purchase up to 20,000 shares of the Company’s common stock at an exercise price of $2.80 per share with an independent member of the Company’s Board of Directors. Under the terms of the option agreement, this option vests in equal quarterly increments on February 16, 2007, May 16, 2007, August 16, 2007, and November 16, 2007 if this director is serving as a member of the Company’s Board of Directors on such dates. These dates were selected so that all shares will have vested by the first anniversary of this directors appointment to the Board. In the event of a change of control or reorganization of the Company (both as defined in the option agreement), the option vests as to all shares on the date of such event.

In June 2007, the Company limited the issuance of shares of its common stock reserved under its 2004 Equity Compensation Plan (the

Page | 11

“2004 Plan”) to awards of restricted or unrestricted stock. Also in June 2007, the non-interested members of the Company’s Board of Directors approved an offer for holders of outstanding options with an exercise price of $2.50 per share or greater, including such options held by the Company’s named executive officers and directors, to exchange the outstanding options for a certain number of shares of restricted stock. In this offer, the Company intends to divide the outstanding options into classes based on the exercise price and the remaining expected life of the option and to use the Black-Scholes valuation model in its determination of the exchange ratios for the several classes of eligible options. The Company targets using exchange ratios such that the eligible options surrendered for cancellation would exceed the number of shares of restricted stock that would be received in exchange for such options. The exchange offer has not commenced and will not commence until certain actions are taken by the Company, including the filing of a tender offer statement and offer to exchange on Schedule TO to be filed with the SEC.

The following table summarizes information about stock options outstanding at June 30, 2007:

				Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
From $1.30 to $1.43	575,000	1.5	$ 1.41	575,000	$ 1.41
From $2.50 to $3.50	432,500	7.2	$ 3.34	287,624	$ 3.42
$5.00	211,600	8	$ 5.00	136,600	$ 5.00
$7.00	150,000	8.3	$ 7.00	50,000	$ 7.00
From $8.61 to $9.00	571,500	8.2	$ 8.71	120,300	$ 8.72
From $9.60 to $9.82	261,200	1.0	$ 9.82	160,240	$ 9.82

Dividends

The Company has not paid any cash dividends through June 30, 2007.

8. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company derives a significant portion of its revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues for their respective time periods:

		Three Months Ended June 30, 2007
		Revenues	% of Total Revenues
Customer E	Professional Services	$244,478	20%
Customer F	Subscription	$336,295	28%
Customer C	License Fees	$280,000	23%
Others	Various	$343,156	29%
Total		$1,203,929	100%

		Three Months Ended June 30, 2006
		Revenues	% of Total Revenues
Customer F	Subscription	$491,463	59%
Others	Various	$344,531	41%
Total		$835,994	100%

Page | 12

		Six Months Ended June 30, 2007
		Revenues	% of Total Revenues
Customer E	Professional Services	$426,555	20%
Customer F	Subscription	$648,279	30%
Customer C	License Fees	$280,000	13%
Others	Various	$791,482	37%
Total		$2,146,316	100%

		Six Months Ended June 30, 2006
		Revenues	% of Total Revenues
Customer E	Professional Services	$662,283	30%
Customer F	Subscription	$1,013,273	46%
Others	Various	$515,901	24%
Total		$2,191,457	100%

9. COMMITMENTS AND CONTINGENCIES

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application.  In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company's common stock based upon the developer attaining certain milestones.  As of June 30, 2007, the Company has paid $366,667 and issued 3,473 shares of common stock related to this obligation.

On January 17, 2006, the SEC temporarily suspended the trading of the Company's securities. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning the Company's securities because of possible manipulative conduct occurring in the market for its stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. Simultaneously with the suspension, the SEC advised the Company that the SEC was conducting a non-public investigation. As of June 30, 2007, the SEC has not provided the Company with any communication indicating that its investigation has concluded or that the Company or any of its officers or directors had engaged in any criminal or fraudulent conduct with respect to the Company.

10. SUBSEQUENT EVENTS

Effective July 2, 2007, the Company entered into another amendment to the Investor RRA to extend the registration effectiveness obligation date to July 31, 2007. If the registration statement was not declared effective by July 31, 2007, the Company was obligated to pay the penalty set forth in Note 7 - “Stockholder’s Equity,” above, with the prorated portion to be calculated beginning on July 3, 2007, the effectiveness obligation date under the Investor RRA. The registration statement filed by the Company was declared effective by the SEC on July 31, 2007, and the Company avoided any obligation to pay the potential penalty.

On July 20, 2007, the Company issued 27,427 shares in satisfaction of late registration penalty obligations to certain investors who did not enter into amendments to certain registration rights agreements. These penalties were incurred as a result of the Company’s failure to timely file a registration statement including certain shares owned by these investors pursuant to registration rights agreements between these investors and the Company.

On July 30, 2007, certain of the Company’s affiliates have also entered into lock-up agreements covering a portion of their shares (the “Lock-Up Agreements”). These agreements restrict the sale of 1,296,623 shares of the Company’s common stock. Under the terms of these Lock-Up Agreements, these affiliates cannot sell, pledge, grant or otherwise transfer the shares subject to the agreement for one year following July 31, 2007. After one year, 2.5% of these shares per quarter are released from these restrictions on a pro rata basis among these affiliates. All remaining shares will be released from the Lock-Up Agreements on July 31, 2009. These Lock-Up Agreements will otherwise terminate at the following times: (A) if the Registration Statement on Form S-1 filed by the Company and declared effective on July 31, 2007 (the “Registration Statement”) is terminated, the earlier of (i) the date of termination if no shares were sold, or (ii) the date any proceeds received from public investors are placed in the mail for return; (B) the date the Company’s common stock is listed on a national securities exchange, or (C) 30 days following the date the persons signing these Lock-Up Agreements are no longer affiliates.

Page | 13

On April 3, 2007, the Company originally filed the Registration Statement. As indicated above, the Registration Statement was declared effective by the SEC on July 31, 2007. A total of 8,707,051 shares of common stock were included on the Registration Statement.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of foreign currency exchange rate and interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We develop and market Internet-delivered Software-as-a-Service, or SaaS, software applications and data resources for small businesses. We reach small businesses through syndication arrangements with other companies that private label our software applications through their corporate web sites and our own website at www.onebiz.com. Our syndication relationships provide a cost and time effective way to market our products and services to the small business sector. We also provide solutions to companies developing customized IT applications through the licensing of our platforms.

We currently operate Smart Online in two segments. Those segments are our core operations, or the Smart Online segment, and the operations of our wholly-owned subsidiary Smart Commerce, Inc., or the Smart Commerce segment. The Smart Online segment generates revenues from the development and distribution of internet-delivered SaaS small business applications through a variety of subscription, licensing, integration and syndication channels. The Smart Commerce segment generally generates revenue from subscription fees and professional services fees related to domain name subscriptions and e-commerce, networking consulting or network maintenance agreements. We include costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in the Smart Online segment.

Sources of Revenue

We derive revenues from the following sources:

•	Subscription fees - monthly fees charged to end-users for access to our SaaS applications.

•	License fees - fees charged for licensing of platforms or applications. Licenses may be perpetual or for a specific term.

•	Integration fees - fees charged to partners to integrate their products into our syndication platform.

•	Syndication fees

o	fees charged to syndication partners to create a customized private-label site.

o	barter revenue derived from syndication agreements with media companies.

•	Professional services fees - fees related to consulting services which complement our other products and applications.

•	Other revenues - revenues generated from non-core activities such as sales of shrink-wrapped products, original equipment manufacturer, or OEM, contracts and miscellaneous other revenues.

Our current primary focus is to target established companies that have both a substantial base of small business customers as well as a recognizable and trusted brand name. We are also seeking to establish partnerships with smaller companies catering to the small business customer base that we view as more ready to adopt new technologies. Our goal is to enter into partnerships with these companies whereby they private label our products and offer them to their base of small business customers. We believe the

Page | 14

combination of the magnitude of their customer bases and their trusted brand names and recognition will help drive our subscription volume. In addition, we are also targeting larger or developing enterprises that are developing a customized application delivery system or IT solution that might utilize our OneBiz SM or iDSA platforms as a solution. Such enterprises might wish to use our platform(s) as the framework into which they will plug their own or other third-party application, or they might wish to use all or some of our existing applications. Such solutions generally would generate licensing and subscription revenue for us if the customer desires that our applications be made a part of their solution.

Subscription revenues consist of sales of subscriptions directly to end-users, or to others for distribution to end-users, hosting and maintenance fees, and e-commerce website design fees. Subscription sales are made either on a subscription or on a “for fee” basis. Subscriptions, which include access to most of our offerings, are payable in advance on a monthly basis and are typically paid via credit card of the individual end-user or the aggregating entity. We offer new subscribers a limited free use period and notify such free users that we will terminate access it they fail to become paid subscribers within a certain period of time. We expect lower net subscription fees from subscribers at the private label syndication websites of our partners than from our main portal since our syndication agreements require us to share revenue generated from syndication sites with each respective partner. In the first half of 2007, 98% of our subscription revenue was generated by our Smart Commerce segment, and the remaining 2% by our Smart Online segment. As of June 30, 2007, we had an aggregate of approximately 10,800 subscribers: approximately 10,300 through our Smart Commerce segment and approximately 500 through our Smart Online segment.

Recently, we began charging our partners a fee for a license to our platforms, where we used to include such a license in exchange for only subscription revenue share and syndication fees, if any. Licensing revenue consists of perpetual or term license agreements for the use of the Smart Online OneBiz platform, the Smart Commerce iDSA platform, or any of our applications. Perpetual license revenue is typically recorded in the period the license is sold and meets the requirements of American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition; specifically, that there is evidence of an arrangement, the product has been delivered, the fee is fixed and determinable and collection is reasonably assured. The revenue associated with term licenses is typically recorded over the period of the license. In the first half of 2007, 100% of our licensing revenue was generated by our Smart Online segment.

When appropriate, we charge our partners a fee for private-labeling our website in their own customized interface (i.e., in the “look and feel” of our partners' sites). This fee is based on the extent of the modifications required as well as the revenue sharing ratio that has been negotiated between us and our partner. If a fee is charged for the production of the website and the modifications, it is recorded as syndication revenue.

In certain instances, we have integrated products offered by other companies into our products or websites. This is a means for the integration partner to generate additional traffic to its own website or revenue for its own product while expanding the range of our products and services. Such revenue is recorded as integration revenue. Our integration contracts also provide for us to receive a percentage of revenue generated by our partner. Such revenues have been immaterial.

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of integration fees is received upfront. Our contracts and support contracts are generally non-cancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our paying syndication or integration customers in annual or monthly installments and typical payment terms provide that our customers pay us within 30 days of invoice. Amounts that have been invoiced are recorded as accounts receivable and in deferred revenue or revenue depending on whether the appropriate revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. As we have shifted our focus toward driving subscription revenue, which we deem to have the greatest potential for future revenue growth, we have seen a decrease in syndication and integration revenue through the first half of 2007 and we expect this decrease to continue through the remaining fiscal year. In the first half of 2007, 100% of our syndication and integration revenue was generated by our Smart Online segment.

Professional services fees are fees generated from consulting services often directly associated with other projects that will generate subscription revenue. For example, a partner may request that we re-design its website to better accommodate our products or to improve its own website traffic. Such fees are typically billed on a time and material basis and are recognized as revenue when these services are performed and the customer is invoiced. In the first half of 2007, 100% of our professional services revenue was generated by our Smart Commerce segment.

Other revenues consist primarily of non-core revenue sources such as traditional shrink-wrap software sales and miscellaneous web services. It also includes OEM revenue generated through sales of our applications bundled with products offered by manufacturers such as Dell, Gateway and CompUSA. Revenues from OEM arrangements are reported and paid to us on a quarterly basis. In the first half of 2007, 63% of our other revenues was generated by our Smart Online and the remaining 37% was generated by our Smart Commerce segment.

Page | 15

Cost of Revenues

Cost of revenues is primarily composed of salaries associated with maintaining and supporting integration and syndication partners and the cost of external hosting facilities associated with maintaining and supporting integration and syndication partners. Historically, we do not capitalize any costs associated with the development of our products and platforms. Statement of Financial Accounting Standards, or SFAS, No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, or SFAS No. 86, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant.

Operating Expenses

In previous years, our efforts have been primarily focused on basic product development and integration. In the fourth quarter of 2006, we shifted our focus toward driving subscription revenue while concentrating our development efforts on enhancements and customization of our proprietary platforms. In the early part of 2007, we also began to focus on licensing our platform products. As of August 13, 2007, we had 61 employees. Most employees perform multiple functions.

Research and Development. Historically, we have not capitalized any costs associated with the development of our products and platforms. SFAS No. 86 requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Because any such costs that would be capitalized following the establishment of technological feasibility would immediately be written off due to uncertain realizability, all such costs have been recorded as research and development costs and expensed as incurred. Because of our proprietary, scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase substantially in absolute dollars but decrease as a percentage of total revenue as we hire additional personnel in both segments to enhance and customize our platforms and applications.

Sales and Marketing. Historically, we have spent limited funds on marketing, advertising, and public relations. Our business model of partnering with established companies with extensive small business customer bases allows us to leverage the marketing dollars spent by our partners rather than requiring us to incur such costs. We do not conduct any significant direct marketing or advertising programs. Our sales and marketing costs are expected to increase significantly in 2007 due to the addition of several sales persons. As we begin to grow the number of subscribers to our products, we expect sales and marketing expense to increase due to the percentages of revenue we may be required to pay to partners as marketing fees.

General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, legal, human resources, and information technology personnel, professional fees, and other corporate expenses, including facilities costs. We anticipate general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company. Non-recurring general and administrative expenses increased significantly in 2006 as a result of the suspension of trading of our securities by the Securities and Exchange Commission, or the SEC, the related SEC investigation, and the internal investigation of matters relating to that suspension. Our expenses related to these matters have decreased to an immaterial amount in the fourth quarter of 2006 and first half of 2007. We expect to incur additional material costs in 2007 as we take the necessary steps to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Stock-Based Expenses. Our operating expenses include stock-based expenses related to options and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which has resulted and will continue to result in material costs on a prospective basis as long as a significant number of options are outstanding. In addition, in June 2007, we limited the issuance of awards under our 2004 Equity Compensation Plan (the “2004 Plan”) to awards of restricted or unrestricted stock, and do not anticipate any further stock option awards to be granted under the 2004 Plan.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically re-evaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful

Page | 16

accounts and sales returns, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. Management has consistently applied the same critical accounting policies and estimates which are fully described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Effective January 1, 2007, a major customer executed a letter of clarification which more definitively defined the roles and responsibilities of each party. Individual Business Owners, or IBOs, associated with this customer are provided e-commerce, domain name and email services. In exchange for marketing these services to its IBOs, the customer is paid a marketing fee. At the inception of the business relationship, it was agreed that the customer would collect the gross service fee from the IBO; the customer would retain its marketing fee and remit the net remaining cash. Because the roles and responsibilities of each party were vaguely defined in the past, revenue was recorded only on the net cash received. Following the execution of the letter of clarification and in accordance with Emerging Issues Task Force, or EITF, 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, this revenue is now recorded as the gross amount paid by the IBO and a sales and marketing expense for the marketing services rendered by the customer. Ultimately, the effect on net income is nil; however, subscription revenue and sales and marketing expense are effectively and appropriately grossed up. Because the new accounting method was triggered by a clarification to the existing agreement and not by a change from one accepted accounting method to another, the 2006 subscription revenue was not retroactively adjusted as would be required by SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3, or SFAS No. 154. For the three months and six months ended June 30, 2007, this accounting method resulted in approximately $227,000 and $488,000, respectively, of additional subscription revenue and a corresponding charge to sales and marketing expense.

The Company has recently begun to derive revenue from the license of software platforms along with the sale of associated maintenance, consulting, and application development. The arrangement may include delivery in multiple-element arrangements if the customer purchases any combination of products and/or services. The Company uses the residual method pursuant to American Institute of Certified Public Accountants, or the AICPA, Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, as amended. This method allows Smart Online to recognize revenue for delivered elements when such element has vendor specific objective evidence, or VSOE, of the fair value of the delivered element. If VSOE can not be determined or maintained for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

If multiple-element arrangements involve significant development, modification or customization or if it is determined that certain elements are essential to the functionality of other elements within the arrangement, revenue is deferred until all elements necessary to the functionality are provided. The determination of whether the arrangement involved significant development, modification or customization could be complex and require the use of judgment.

The amount of revenue to be recognized from development and consulting services is typically based on the amount of work performed within a given period. This is typically based on estimates involving total costs to complete and the stage of completion. The assumptions and estimates made to determine such figures may affect the timing of revenue recognition. Changes in estimates of progress to completion and costs to complete are accounted for as cumulative catch-up adjustments.

Under SOP 97-2, provided the arrangement does not require significant development, modification or customization, revenue is recognized when all of the following criteria have been met:
1.	persuasive evidence of an arrangement exists.
2.	delivery has occurred.
3.	the fee is fixed or determinable, and
4.	collectibility is probable.

If at the inception of an arrangement, the fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due and payable. If collectibility is deemed not probable, revenue is deferred until payment is received or collection becomes probable, whichever is earlier. The determination of whether fees are collectible requires judgment and the amount and timing of revenue recognition could change if different assessments had been made. In addition, payment terms may vary and could be collectible over several months, but not greater than one year.

Page | 17

Overview of Results of Operations for the Three Months Ended June 30, 2007 and June 30, 2006

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
REVENUES:
Integration Fees	$5,000	$26,667
Syndication Fees	15,000	57,352
Subscription Fees	576,600	501,093
Professional Services Fees	317,900	232,466
License Fees	280,000	-
Other Revenue	9,429	18,416
Total Revenues	1,203,929	835,994

COST OF REVENUES	111,489	79,100

GROSS PROFIT	1,092,440	756,894

OPERATING EXPENSES:
General and Administrative	1,051,314	1,638,994
Sales and Marketing	473,668	239,088
Research and Development	685,915	392,824

Total Operating Expenses	2,210,897	2,270,906

LOSS FROM CONTINUING OPERATIONS	(1,118,457)	(1,514,012)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(126,759)	(64,643)
Gain on Debt Forgiveness	-	144,351
Other Income	30,478	1,562,500

Total Other Income (Expense)	(96,281)	1,642,208
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,214,738)	128,196
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM, net of tax	-	(156,571)
NET LOSS
Net loss attributed to common stockholders	$(1,214,738)	$(28,375)
NET LOSS PER SHARE:
Continuing Operations
Basic and Fully Diluted	$(0.07)	0.01
Discontinued Operations
Basic and Fully Diluted	$-	(0.01)
Net Loss Attributed to Common Stockholders
Basic and Fully Diluted	$(0.07)	0.00
SHARES USED IN COMPUTING NET LOSS PER SHARE
Basic	17,252,639	15,096,415
Fully Diluted	17,252,639	15,356,015

Page | 18

The following table shows our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006

REVENUES:
Integration fees	0%	3%
Syndication fees	1%	7%
Subscription fees	49%	60%
Professional services fees	26%	28%
License Fees	23%	0%
Other revenues	1%	2%
Total revenues	100%	100%

COST OF REVENUES	9%	9%

GROSS PROFIT	91%	91%

OPERATING EXPENSES:
General and administrative	87%	196%
Sales and marketing	39%	29%
Research and Development	57%	47%

Total operating expenses	183%	272%

LOSS FROM OPERATIONS	(92%)	(181%)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(11%)	(8%)
Other income	3%	187%
Writeoff of investment	0%	0%
Gain on debt forgiveness	0%	17%
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM, net of tax	0%	(19%)

NET INCOME(LOSS)	(100%)	(4	%)0

Overview of Results of Operations of the Three Months Ended June 30, 2007

Total revenues were $1,204,000 for the second quarter of 2007 compared to $836,000 for the second quarter of 2006, representing an increase of $368,000, or 44%. Gross profit increased $335,000 or 44% to $1,092,000 from $757,000. Operating expenses decreased $60,000 or 3% to $2,211,000 from $2,271,000. Loss from continuing operations narrowed to $1,118,000 from $1,514,000, a decrease of $396,000 or 26%, while net loss from continuing operations widened by $1,343,000 from a gain of $128,000 to a loss of $1,215,000. Net loss attributed to common stockholders for the three months ended June 30, 2007 increased $1,186,000 to $1,215,000 from $28,000. The net loss for the three months ended June 30, 2006 included other non-cash income of $1,562,500 related to the takeback of certain investor relation shares.

Comparison of the Results of Operations for the Three Months Ended June 30, 2007 and June 30, 2006

Revenue. Total revenues were $1,204,000 for the second quarter of 2007 compared to $836,000 for the second quarter of 2006

Page | 19

representing an increase of $368,000 or 44%. This increase is primarily attributable to increases in revenue from license fees of $280,000, subscription fees of $76,000 and professional fees of $86,000, which were offset by decreases in integration revenue of $22,000 and other revenues of $9,000.

Revenues from license fees increased to $280,000 for the second quarter of 2007 from $0 for the second quarter of 2006, and represented 23% of our consolidated revenue for the second quarter of 2007. This increase is attributable to there being one platform license sale in our Smart Online segment in the second quarter of 2007 as compared to none for the same period in 2006.

Subscription revenues increased $76,000, or 15%, to $577,000 for the second quarter of 2007 from $501,000 for the second quarter of 2006. This increase was due to approximately $227,000 of additional revenue recorded in the three months ended June 30, 2007 due to our adoption of gross revenue reporting. As discussed above, certain subscription revenues that were recorded net for the three months ended June 30, 2006 were recorded as gross for the three months ended June 30, 2007. Because the new accounting method was triggered by a clarification to an existing agreement and not by a change from one accepted accounting method to another, the 2006 subscription revenues were not retroactively adjusted as would be required by SFAS No. 154. Therefore, subscription revenues for the three months ended June 30, 2007 are not recorded in the same manner as subscription revenues for the three months ended June 30, 2006.  Had revenue from this customer been recognized net (making it comparable to the three months ended June 30, 2006), subscription revenues for the three months ended June 30, 2007 would have been approximately $349,000 as compared to approximately $501,000 in the same period of 2006. The decrease of approximately $152,000, or 30%, is related to the decrease in volume related to the 2006 restructuring of a major customer of the Smart Commerce segment which has been partially offset by the addition of new customers from new partners.

Revenues from professional services fees, all of which are derived from our Smart Commerce segment, increased $86,000, or 37%, to $318,000 for the second quarter of 2007 from $232,000 for the second quarter of 2006. This increase was attributable to the addition of one new customer as well as additional services being provided to one existing customer.

Integration revenues decreased $22,000, or 81%, to $5,000 for the second quarter of 2007 as compared to $27,000 for the same period in 2006. The 2007 and 2006 periods also included $0 and $5,000 of revenue derived from barter transactions, respectively. Almost all integration contract revenue was recognized by the end of 2006 and no new integration agreements have been entered at this time. As we have shifted our focus to growing subscription and license revenue, we have not sought any new or additional integration partners.

Syndication revenues decreased $42,000, or 74%, to $15,000 for the second quarter of 2007 as compared to $57,000 for the same period in 2006. In the past, we have sought and received syndication fees as part of our contracts with partners to set up private label websites. Currently, as part of our efforts to increase the number of subscribers to our services through these partnerships, we are no longer seeking contracts which include such syndication fees and are focusing on increasing subscription revenues from end subscribers. The $15,000 of recognized syndication revenues in the second quarter of 2007 relates to a monthly hosting fee in the amount of $5,000 from one syndication partner.

Other revenue decreased $9,000, or 50%, to $9,000 for the second quarter of 2007 as compared to $18,000 for the same period in 2006. This revenue is generated from non-core activities such as sales of shrink-wrapped products, OEM contracts and miscellaneous other revenues.

Cost of Revenues

Cost of revenues increased $32,000, or 41%, to $111,000 in the second quarter of 2007 from $79,000 in the second quarter 2006, primarily as a result of increased hosting costs at our Smart Commerce segment related to hosting for additional customers, which resulted in an increase in cost of revenues of approximately $30,000.

Operating Expenses

Operating expenses decreased $60,000, or 3%, to $2,211,000 for the second quarter of 2007 from $2,271,000 during the second quarter of 2006. This decrease was primarily due to a decrease in general and administrative expenses of approximately $588,000. This decrease was offset by an increase in sales and marketing expenses of approximately $235,000 and an increase in research and development expenses of approximately $293,000.

General and Administrative - General and administrative expenses decreased by $588,000, or 36%, to $1,051,000 for the second quarter of 2007 from $1,639,000 in the same quarter of 2006. This decrease was primarily due to a reduction of $393,000 in legal fees as the second quarter of 2006, which included legal expense related to the SEC matter and our own internal investigation. Compensation expense required by SFAS No. 123R decreased $32,000 from the prior period as there have been minimal options granted from the second quarter of 2006 through the end of the second quarter of 2007, and the number of expirations exceeded the

Page | 20

grants. In addition, wage expense in the Smart Online segment decreased $20,000 from the prior period as certain officers agreed to have their salaries reduced for a limited period, registration right penalties decreased $121,000 as we reached agreements with certain stockholders regarding penalties in the first half of 2007, and the amount of interest associated with the iMart Incorporated, or iMart, purchase price agreement decreased in the amount of $50,000 as the purchase price was paid in full during the first quarter of 2007. Travel expense decreased $17,000 and rent expense decreased $15,000 in the Smart Online segment.

We are currently disputing our insurance carrier's refusal to cover certain legal expenses related to the SEC matter. We contend that these legal expenses should be reimbursed by our insurance carrier. Because the outcome of this dispute is unclear, we have expensed all legal costs incurred and we will account for any insurance reimbursement, should there be any, in the period such amounts are reimbursed.

Sales and Marketing - Sales and marketing expense increased to $474,000 in the second quarter of 2007 from $239,000 in the second quarter of 2006, an increase of $235,000, or 98%. As detailed in the Revenue section above, in the Smart Commerce segment, there was approximately $227,000 of additional revenue recorded in the three months ended June 30, 2007 due to our adoption of gross revenue reporting. A corresponding increase in sales and marketing expense of $227,000 was recorded in association with the new gross accounting method.

Research and Development - Research and development expense increased to $686,000 in the second quarter of 2007 from $393,000 in the second quarter of 2006, an increase of approximately $293,000, or 75%. This increase primarily is due to increased expenses from the Smart Online segment, including increases of $116,000 in consulting expense for our accounting application, $105,000 for wages for additional staffing, and moving expenses of $6,000 associated with the relocation of employees from the Smart Commerce segment’s out of state office. In addition, the Smart Commerce segment incurred approximately $55,000 of additional wages with the hiring of new research and development personnel to implement new partnership signings. We expect research and development expenses to increase during the last half of 2007 as a result of anticipated hiring of additional research and development personnel for both the Smart Online and Smart Commerce segments to enhance and customize our platforms and applications.

Other Income (Expense)

We incurred net interest expense of $127,000 during the second quarter of 2007 and $65,000 of net interest expense during the second quarter of 2006. Interest expense increased as a direct result of the notes payable related to the iMart and Computility, Inc., or Computility, acquisitions, including notes related to non-compete agreements. Additionally, interest expense of approximately $32,000 was incurred during the second quarter of 2007 on our revolving line of credit with Wachovia Bank, NA, or Wachovia. Second quarter 2007 interest income totaling $55,000 was earned on money market account deposits compared to $2,000 earned for the same period in 2006. The second quarter 2007 interest income increase was attributable to the interest earned on the cash proceeds of the February 2007 private placement described in Note 7, “Stockholders’ Equity,” to the consolidated financial statements in this report.

We realized a gain of $0 during the second quarter of 2007 from negotiated and contractual releases of outstanding liabilities compared to $144,000 gain from debt forgiveness in the second quarter of 2006.

One of the assets purchased as part of the iMart acquisition was a $25,000 investment in a privately held company that was a customer of iMart's. Management determined that it is likely that such investment is currently worthless, so the entire $25,000 investment had been written off in the second quarter of 2006. Also in the second quarter of 2006, we reserved 100% of the approximately $65,000 of the accounts receivable due from that customer. We did not have similar expenses in the second quarter of 2007.

Page | 21

Overview of Results of Operation for the Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
REVENUES:
Integration Fees	$5,000	$176,410
Syndication Fees	30,000	126,267
Subscription Fees	1,209,583	1,046,767
Professional Services Fees	606,479	464,201
License Fees	280,000	337,500
Other Revenue	15,254	40,312
Total Revenues	2,146,316	2,191,457

COST OF REVENUES	187,909	181,204

GROSS PROFIT	1,958,407	2,010,253

OPERATING EXPENSES:
General and Administrative	2,164,005	3,629,098
Sales and Marketing	942,915	531,912
Research and Development	1,262,610	823,201
Total Operating Expenses	4,369,530	4,984,211

LOSS FROM CONTINUING OPERATIONS	(2,411,123)	(2,973,958)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(261,787)	(139,056)
Gain on Debt Forgiveness	4,600	144,351
Writeoff of Investment	-	(25,000)
Other Income	143,808	1,562,500
Total Other Income (Expense)	(113,379)	1,542,795
NET LOSS FROM CONTINUING OPERATIONS	(2,524,502)	(1,431,163)
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM, net of tax	-	(196,135)
NET LOSS
Net loss attributed to common stockholders	$(2,524,502)	$(1,627,298)
NET LOSS PER SHARE:
Continuing Operations
Basic and Fully Diluted	$(0.15)	(0.10)
Discontinued Operations
Basic and Fully Diluted	$-	(0.01)
Net Loss Attributed to Common Stockholders
Basic and Fully Diluted	$(0.15)	(0.11)
SHARES USED IN COMPUTING NET LOSS PER SHARE
Basic and Fully Diluted	16,728,010	15,052,205

Page | 22

The following table shows our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

REVENUES:
Integration fees	0%	8%
Syndication fees	1%	6%
Subscription fees	57%	48%
Professional services fees	28%	21%
License fees	13%	15%
Other revenues	1%	2%
Total revenues	100%	100%

COST OF REVENUES	9%	8%

GROSS PROFIT	91%	92%

OPERATING EXPENSES:
General and administrative	101%	166%
Sales and marketing	44%	24%
Development	59%	38%

Total operating expenses	204%	228%

LOSS FROM OPERATIONS	(113%)	(136%)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(12%)	(6%)
Other income	6%	71%
Writeoff of investment	0%	(1%)
Gain on debt forgiveness	0%	7%
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM, net of tax	0%	(9%)

NET INCOME
(Loss)	(119%)	(74%)

Overview of Results of Operations for the Six Months Ended June 30, 2007

Total revenues were $2,146,000 for the six months ended June 30, 2007 compared to $2,191,000 for the six months ended June 30, 2006, representing a decrease of $45,000, or 2%. Gross profit decreased $52,000, or 3%, to $1,958,000 from $2,010,000. Operating expenses decreased $614,000 or 12% to $4,370,000 from $4,984,000. Loss from continuing operations narrowed by $563,000, or 19%, to $2,411,000 from $2,974,000 while net loss from continuing operations widened by $1,094,000, or 76%, to $2,525,000 from $1,431,000. Net loss attributable to common stockholders for the six months ended June 30, 2007 increased $898,000, or 55%, to $2,525,000 from $1,627,000. The net loss for the six months ended June 30, 2006 included other non-cash income of $1,562,500 related to the takeback of certain investor relation shares.

Comparison of the Results of Operations for the Six Months Ended June 30, 2007 and June 30, 2006

Page | 23

Revenue. Total revenues were $2,146,000 for the first half 2007 compared to $2,191,000 for the first half of 2006, representing a decrease of $45,000, or 2%. This decrease is primarily attributable to decreases in integration revenue of $171,000, syndication revenue of $96,000, license fees of 58,000, and other revenues of $25,000, which were offset by increases in subscription fees of $163,000 and professional services fees of $142,000.

Revenues from license fees decreased by $58,000, or 17%, to $280,000 for the first half of 2007 from $338,000 for the first half of 2006, representing 15% of our consolidated revenue for the second half of 2007. This decrease is attributable to there being one smaller platform license sale (from the Smart Online segment) in the first half of 2007 as compared to one license sale (in the Smart Commerce segment) for the same period in 2006.

Subscription revenues increased $163,000, or 16%, to $1,210,000 for the six months ended June 30, 2007 from $1,047,000 for the six months ended June 30, 2006. This increase was due to approximately $488,000 of additional revenue recorded in the six months ended June 30, 2007 due to our adoption of gross revenue reporting offset by a decrease of approximately $326,000 related to the restructuring at one of our customers. As discussed above, certain subscription revenues that were recorded net for the six months ended June 30, 2006 were recorded gross for the six months ended June 30, 2007. Because the new accounting method was triggered by a clarification to an existing agreement and not by a change from one accepted accounting method to another, the 2006 subscription revenues were not retroactively adjusted as would be required by SFAS No. 154. Therefore, subscription revenues for the six months ended June 30, 2007 are not recorded in the same manner as subscription revenues for the six months ended June 30, 2006. Had revenue from this customer been recognized net (making it comparable to the six months ended June 30, 2006), subscription revenues for the six months ended June 30, 2007 would have been approximately $721,000 as compared to approximately $1,047,000 in the same period of 2006. The decrease of approximately $326,000, or 31%, is related to the decrease in volume related to the 2006 restructuring of a major customer, which has been partially offset by the addition of new customers from new partners.

Revenues from professional services fees, all of which are derived from our Smart Commerce segment, increased to $606,000 for the six months ended June 30, 2007 from $464,000 for the six months ended June 30, 2006. This increase was attributable to the addition of one new customer as well as additional services being provided to one existing customer.

Integration revenues decreased $171,000, or 97%, to $5,000 for the six months ended June 30, 2007 as compared to $176,000 for the same period in 2006. The 2007 and 2006 periods also included $0 and $5,000 of revenue derived from barter transactions, respectively. Almost all integration contract revenue was recognized by the end of 2006 and no new integration agreements have been entered at this time. As we have shifted our focus to growing subscription revenue, we have not sought any new or additional integration partners.

Syndication revenues decreased $96,000, or 76%, to $30,000 for the six months ended June 30, 2007 as compared to $126,000 for the same period in 2006. In the past, we have sought and received syndication fees as part of our contracts with partners to set up private label websites. Currently, as part of our efforts to increase the number of subscribers to our services through these partnerships, we are no longer seeking contracts which include such revenues and are focusing on increasing subscription revenues. The $30,000 of recognized syndication revenues in the six months ended June 30, 2007 relates to a monthly hosting fee in the amount of $5,000 from one syndication partner.

Other revenue was approximately $15,000 for the six months ended June 30, 2007 as compared to $40,000 for the comparable period in 2006. Other revenue relates primarily to smaller OEM contracts and other miscellaneous revenues.

Cost of Revenues

Cost of revenues increased $7,000, or 4%, to $188,000 in the six months ended June 30, 2007, from $181,000 in the comparable period in 2006, primarily as a result of increased hosting costs at our Smart Commerce segment related to hosting for additional customers, which resulted in an increase in cost of revenues of approximately $30,000. The majority of this increase was offset by an overall reduction of personnel at the Smart Commerce segment.

Operating Expenses

Operating expenses decreased $614,000, or 12%, to $4,370,000 for the six months ended June 30, 2007 from $4,984,000 for the six months ended June 30, 2006. This decrease was primarily due to a decrease in general and administrative expenses of approximately $1,465,000. This decrease was offset by an increase in sales and marketing expenses of approximately $411,000 and an increase in research and development expenses of approximately $440,000.

General and Administrative - General and administrative expenses decreased by $1,465,000 or 40% to $2,164,000 for the six months ended June 30, 2007 from $3,629,000 in the same period of 2006. This decrease was primarily due to a reduction of $869,000 in legal fees as the six months ended June 30, 2006 included legal expense related to the SEC matter and our own internal investigation. Compensation expense required by SFAS No. 123R decreased $115,000 from the prior period as there have been minimal options

Page | 24

granted from the six months ended June 30, 2006 through the end of the six months ended June 30, 2007, and the number of expirations exceeded the grants. General and administrative wage expense decreased $83,000 from the prior period related to the elimination of non-essential positions. Registration right penalties decreased $206,000 as certain stockholders settled in the six months ended June 30, 2007 and no additional penalties were accrued for those individuals. Accounting expense was reduced by approximately $124,000 in the first half of 2007 as compared to the same period in 2006 through the hiring of a full-time Chief Financial Officer and the elimination of using outside firms to provide those services. In the six months ended June 30, 2006, general and administrative expenses also included $51,000 for market research on our securities and $23,000 for recruiting our current Chief Financial Officer, and we did not have similar expenses in the six months ended June 30, 2007.

We are currently disputing our insurance carrier's refusal to cover certain legal expenses related to the SEC matter. We contend that these legal expenses should be reimbursed by our insurance carrier. Because the outcome of this dispute is unclear, we have expensed all legal costs incurred and we will account for any insurance reimbursement, should there be any, in the period such amounts are reimbursed.

Sales and Marketing - Sales and marketing expense was $943,000 for the six months ended June 30, 2007 from $532,000 in the six months ended June 30, 2006, an increase of $411,000, or 77%.  As detailed in the Revenue section above, due to our adoption of gross revenue reporting, for the six months ended June 30, 2007, we recorded approximately $488,000 of additional revenue and an equivalent increase in sales and marketing expense. This increase was offset by several decreases in sales and marketing expense in the Smart Online segment, including a $38,000 reduction in barter advertising expense and a $50,000 decrease in revenue share expense, as we paid our partners a fee in the six months ended June 30, 2006 for a syndication contract and had no similar expense in the six months ended June 30, 2007.

Generally, we expect we will have to increase sales and marketing expenses before we can substantially increase our revenue from sales of subscriptions. We have increased investment in sales and marketing by increasing the number of direct sales personnel and increasing penetration within our existing customer base, expanding our domestic selling and marketing activities, building brand awareness and participating in additional marketing programs, and we are planning to continue to increase these investments.

Research and Development - Research and development expense increased to $1,263,000 in the six months ended June 30, 2007 from $823,000 in the six months ended June 30, 2006, an increase of approximately $440,000, or 53%. This increase is due to several factors in the Smart Online segment, including increases of $226,000 in consulting expense for our accounting application and an increase of $122,000 for wages for additional staffing. At our Smart Commerce segment, our research and development wages increased by approximately $100,000 and our consulting expense increased by approximately $31,000 related to additional staff and support required to accommodate our new customers.

Other Income (Expense)

We incurred net interest expense of $262,000 during the six months ended June 30, 2007 and $139,000 of net interest expense during the six months ended June 30, 2006. Interest expense increased as a direct result of approximately $207,000 of interest expense related to the amortization of deferred financing costs of the warrants issued to Atlas Capital, S.A., or Atlas. Additionally, interest expense of approximately $59,000 was incurred during the six months ended June 30, 2007 on our revolving line of credit with Wachovia and $77,000 of interest expense related to the Smart Commerce loan with Fifth Third Bank. Interest income for our Smart Online segment totaling $80,000 was earned on money market account deposits compared to $5,000 earned for the same period in 2006. The first half of 2007 interest income increase was attributable to the interest earned on the cash proceeds of the February 2007 private placement described in Note 7, “Stockholders’ Equity,” to the consolidated financial statements in this report under Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

We realized a gain of $5,000 during the six months ended June 30, 2007 from negotiated and contractual releases of outstanding liabilities as compared to $144,000 in the six months ended June 30, 2006.

One of the assets purchased as part of the iMart acquisition was a $25,000 investment in a privately held company that was a customer of iMart's. Management determined that it is likely that such investment is currently worthless, so the entire $25,000 investment had been written off in the six months ended June 30, 2006. Also in the six months ended June 30, 2006, we reserved for 100% of the approximately $65,000 of the accounts receivable due from that customer. We did not have similar expenses in the six months ended June 30, 2007.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the second quarter of 2007 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. We have approximately

Page | 25

$35,000,000 in net operating loss carryforwards, which may be utilized to offset future taxable income.

Liquidity and Capital Resources

At June 30, 2007, our principal sources of liquidity were unrestricted cash and cash equivalents totaling $3,628,000 and accounts receivable of $934,000. As of August 10, 2007, our principal sources of liquidity were cash and cash equivalents totaling approximately $3,727,000 and accounts receivable of approximately $812,000.  However, $250,000 of our cash is restricted under the loan agreement with Fifth Third Bank. Such restricted cash is scheduled to be released from the restrictions in three equal installments of approximately $83,000, on June 30, 2007, December 31, 2007 and June 30, 2008, if we meet certain debt covenants regarding operating metrics for Smart Commerce. Those operating metrics relate to Smart Commerce’s actual results of operations as compared to certain projections provided to Fifth Third Bank at the inception of the loan. Meeting or failing to meet those metrics relate only to the release of cash as described above. Failure to meet these metrics does not, however, result in an acceleration of the debt. Fifth Third Bank is currently evaluating the June 30, 2007 results to make a determination regarding the scheduled cash release. As of June 30, 2007, we have drawn approximately $2.1 million of our $2.5 million line of credit, leaving approximately $400,000 available for our operations.

At June 30, 2007, we had working capital of approximately $2.2 million.

Cash Flow from Operations. Cash flows used in operations for the six months ended June 30, 2007 totaled $2,182,000, up from $1,353,000 for the six months ended June 30, 2006. This increase was primarily due to increased accounts receivable as well as the loss of cash flow from discontinued operations.

Cash Flow from Financing Activity. For the six months ended June 30, 2007, we generated a total of $5,538,000 net cash from our financing activities, up from $869,000 for the six months ended June 30, 2006. This net cash was generated through both equity and debt financing, as described below.

Equity Financing. In a transaction that closed on February 21, 2007, we sold an aggregate of 2,352,941 shares of our common stock to two new investors, or the Investors. The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement, or the SPA, between us and each of the Investors. The aggregate gross proceeds were $6 million, and we incurred issuance costs of approximately $637,000 as of July 30, 2007. These costs were higher than the $585,000 originally anticipated due to state securities law filing requirements along with the associated legal fees. Under the SPA, the Investors were issued warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised by February 21, 2010.

Debt Financing. On November 9, 2006, Smart Commerce entered into a loan agreement with Fifth Third Bank. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be repaid in 24 monthly installments of $75,000 plus interest beginning in December 2006. The interest rate is prime plus 1.5% as periodically determined by Fifth Third Bank. The loan is secured by all of the assets of Smart Commerce, including a cash security account of $250,000 and all of Smart Commerce's intellectual property. Such restricted cash is scheduled to be released from the restrictions in three equal installments of approximately $83,000, on June 30, 2007, December 31, 2007 and June 30, 2008, if certain debt covenants regarding operating metrics for Smart Commerce are met. Those operating metrics relate to Smart Commerce’s actual results of operations as compared to certain projections provided to Fifth Third Bank at the inception of the loan. Meeting or failing to meet those metrics relate only to the release of cash as described above. Failure to meet these metrics does not, however, result in an acceleration of the debt. Fifth Third Bank is currently evaluating the June 30, 2007 results to make a determination regarding the scheduled cash release. As of August 10, 2007, our outstanding principal balance on this debt was approximately $1,200,000.

On November 14, 2006, we entered into a revolving credit arrangement with Wachovia, or the line of credit, for $1.3 million which can be used for general working capital. Any advances made on the line of credit were to be paid off no later than August 1, 2007, with monthly payments of accrued interest on any outstanding balance commencing on December 1, 2006. Interest accrues on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. On January 24, 2007, we entered into an amendment to the line of credit. The amendment resulted in an increase in the line of credit from $1.3 million to $2.5 million. The pay-off date was also extended from August 1, 2007 to August 1, 2008. The line of credit is secured by our deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $2,500,000 issued by HSBC Private Bank (Suisse) S.A. with Atlas as account party. Atlas and we have separately agreed that in the event of a default by us in the repayment of the line of credit that results in the letter of credit being drawn, we shall reimburse Atlas any sums that Atlas is required to pay. At our sole discretion, these payments may be made in cash or by issuing shares of our common stock at a set per share price of $2.50. As of August 10, 2007, we have drawn down approximately $2.1 million on the line of credit.

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations have been the sale of securities in private placements and the Wachovia line of credit. We must continue to rely on these sources until we are able to generate sufficient revenue to fund our operations. We believe that anticipated cash flows from operations, funds available from our

Page | 26

existing line of credit, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 11 months. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to need to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions. We have no current plans to seek any such additional financing.

3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We had unrestricted cash and cash equivalents totaling $327,000, $1,435,000, and $173,000 at December 31, 2006, 2005, and 2004, respectively. At June 30, 2007, our unrestricted cash was $3,628,000. These amounts were invested primarily in demand deposit accounts and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Two debt instruments have variable interest rates: one is prime + 1.5% and the other is LIBOR + .9% (See Note 6, “Notes Payable,” to the consolidated financial statements). At June 30, 2007, the outstanding principal balance on these loans was $1,275,000 and $2,052,000, respectively. Due to the relatively short term of these debt instruments combined with the relative stability of interest rates, we do not expect interest rate or market volatility will have a material effect on our cash flows.

4. CONTROLS AND PROCEDURES

Not applicable.

4T. CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because of significant deficiencies in our internal control over financial reporting that we are in the process of remediating. Management first identified and reported on these significant deficiencies and related changes to our internal controls under Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005, and provided an update regarding the implementation of the new internal controls in our 2006 Annual Report. While management believes those controls effectively mitigate those significant deficiencies, we have not completed our testing of all of these control changes and therefore cannot conclude on their effectiveness. See “Changes in Internal Control Over Financial Reporting” below for a more detailed description of the status of these internal control changes.

Changes to Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in our Annual Report on Form 10-K for the fiscal year ending December 31, 2005, filed with the SEC on July 11, 2006, or the 2005 Annual Report, and as updated in our Annual Report on Form 10-K for the fiscayl year ending December 31, 2006, filed with the SEC on March 30, 2007, we have continued to test internal controls added in response to the final findings of our Audit Committee’s investigation related to the SEC’s suspension of trading of our common stock in January 2006. In July 2006, the Audit

Page | 27

Committee concluded that: (i) our Chief Executive Officer should have disclosed and sought approval from the Board of Directors before entering into certain transactions and arrangements, including personal loans; (ii) there was inadequate diligence by management and the Board of Directors regarding third parties with which we contracted, including outside investor relations vendors, some of which were registered brokers; (iii) management and our directors lacked sufficient knowledge regarding rules and regulations with respect to dealings between registered brokers and public companies, (iv) we lack clear policies regarding the limits on the Chief Executive Officer’s authority to enter into business transactions and agreements without Board approval; (v) there has been inadequate legal and accounting review of material contracts; (vi) there has been inadequate training and understanding of SEC disclosure requirements; (vii) there was an unintentional violation of our Securities Trading Policy by one of our directors as previously reported in our public filings; (viii) we have inadequate processes for determination of independence of Board members; and (ix) there has been a failure to communicate and stress the importance of controls and procedures throughout our organization. The Audit Committee investigation concluded that these deficiencies primarily resulted from our transition from a private company to a publicly reporting company and insufficient preparation for, focus on, and experience with compliance requirements for a publicly reporting company

As a result of the findings of the Audit Committee investigation, we made the following changes to our internal controls:

1.
Mr. Jeffrey LeRose was appointed to the position of non-executive Chairman of the Board of Directors to separate the leadership of the Board of Directors from the management of the Company, replacing Mr. Michael Nouri, who remained as President, Chief Executive Officer, and a member of the Board

2.	Mr. Nouri has repaid all amounts outstanding to several noteholders, including Berkley Financial Services through sales of shares of our common stock from Mr. Nouri's personal holdings.

3.	Our Chief Financial Officer has been involved in communications with investment professionals, including analysts, brokers and potential institutional investors.

4.	Our Chief Financial Officer has been given direct reporting responsibility to the Audit Committee with respect to any such communications.

5.
Three additional, non-management directors have been appointed to our Board of Directors, two of whom qualify as “independent” under Item 407(a) of Regulation S-K. One of these “independent” directors also qualifies as an “audit committee financial expert” under Item 407(d)(5)(ii) of Regulation S-K and is serving as the Chairman of the Audit Committee.

6.	Our outside counsel has provided periodic educational training for management and directors by outside legal counsel and other appropriate professional advisors.

7.	We have adopted a revised Securities Trading Policy.

8.
Controls have been implemented regarding the review and approval of material contracts by our Chief Financial Officer, Corporate Counsel, and where appropriate, our outside counsel and Board of Directors, including the creation of a contract checklist to be completed by our Chief Financial Officer and Corporate Counsel for each material agreement.

9.
We have instituted a program requiring written confirmation of compliance with our Code of Ethics and Conflicts of Interest Policy on a quarterly basis from all members of management and the Board of Directors.

10.	We entered into a contract with Ethical Advocates, Inc. for confidential and anonymous incident reporting.

11.	Multiple control systems have been put in place to review checks paid to officers and directors in excess of $2,500.

12.	We now have three members of our Board who are members of the National Association of Corporate Directors (“NACD”).

Of the changes to our internal controls listed above, we continue to test the changes numbered 6, 7 and 9 for their effectiveness. All of the other changes have been tested and found effective as of the end of the second quarter of fiscal 2007. We recognize that “tone at the top” is a key element to an organization’s control environment and are focused and committed to providing the correct tone and structure within the company. We cannot assure you that we will not in the future identify further deficiencies in our controls. However, we plan to continue to review and make any necessary changes to the overall design of our control environment in order to enhance our corporate governance and reporting practices.

Page | 28

II.  OTHER INFORMATION

1.  LEGAL PROCEEDINGS

During the three months ended June 30, 2007, there were no material developments in the legal proceedings previously reported in our 2006 Annual Report. Please refer to Part I, Item 3 of our 2006 Annual Report for additional information.

1A. RISK FACTORS

The following is a description of what we consider our key challenges and risks.

We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty and these risks may change over time. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, you should pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this document and our other filings. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us, which we currently deem immaterial, or that are similar to those faced by other companies in our industry or business in general may also affect our business. If any of the risks described below actually occurs, our business, financial condition, or results of operations could be materially and adversely affected.

We have organized these factors into the following categories below:

•	Our Financial Condition

•	Our Products and Operations

•	Our Market, Customers and Partners

•	Our Officers, Directors, Employees and Stockholders

•	Regulatory Matters that Affect Our Business

•	Matters Related to the Market For Our Securities

Risks Associated with Our Financial Condition

(1) We have had recurring losses from operations since inception and continue to have negative cashflows. If we do not rectify these deficiencies through additional financing or growth, we may have to cease operations and liquidate our business.

Through June 30, 2007, we have lost an aggregate of approximately $59.9 million since inception on August 10, 1993. During the quarters ended June 30, 2007 and 2006, we incurred a net loss of approximately $1,200,000 and $28,000, respectively. At June 30, 2007, we had $2.6 million of working capital. Our working capital, including our line of credit and recent financing transaction for $6 million, is not sufficient to fund our operations beyond July 2008, unless we substantially increase our revenue, limit expenses or raise substantial additional financing. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, and the suspension of trading of shares of our common stock by the SEC, and the resulting drop in share price, trading volume and liquidity, may require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan; we may have to liquidate our business.

(2) Any issuance of shares of our common stock in the future could have a dilutive effect on your investment.

We may issue shares of our common stock in the future for a variety of reasons. For example, under the terms of the stock purchase warrant and agreement we entered into with Atlas in January 2007, it may elect to purchase up to 444,444 shares of our common stock at $2.70 per share upon termination of, or if we are in breach under the terms of, our line of credit with Wachovia. In connection with our private financing in February 2007, we issued warrants to the investors to purchase an additional 1,176,471 shares of our common stock at $3.00 per share and a warrant to our placement agent in that transaction to purchase 35,000 shares of our common stock at $2.55 per share. In addition, we may raise funds in the future by issuing additional shares of common stock or other securities.

Page | 29

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

We currently have a secured loan arrangement from Fifth Third Bank. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be repaid in 24 monthly installments of $75,000 plus interest beginning in December 2006. The interest rate is prime plus 1.5% as periodically determined by Fifth Third Bank. The loan is secured by all of the assets of Smart Commerce and all of Smart Commerce's intellectual property. The loan is guaranteed by us and such guaranty is secured by all the common stock of Smart Commerce.

We also have a revolving line of credit from Wachovia. This line of credit is $2.5 million, and as of August 10, 2007, we have drawn down approximately $2.1 million. Any advances made on the line of credit must be repaid no later than August 1, 2008, with monthly payments of accrued interest only commencing on December 1, 2006 on any outstanding balance. The interest shall accrue on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. The line of credit is secured by our deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC Private Bank (Suisse) S.A. with Atlas as account party.

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

We continually revise our business models and operating plans as a result of changes in our market, the expectations of customers and the behavior of competitors. Today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaaS business model and the results of our sales efforts to reach agreements with syndication partners with small business customer bases, but this business model may become ineffective due to forces beyond our control that we do not currently anticipate. In 2007, we have entered into agreements with five new partners. However, we have not yet demonstrated that we have a successful business model or operating plan. Our evolving business model makes our business operations and prospects difficult to evaluate. There can be no assurance that our revised business model will allow us to capture significant future market potential. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in this stage of operations under our current business model, particularly companies, such as ours, that are in emerging and rapidly evolving markets.

Page | 30

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

Our business could be harmed if we fail to achieve the improved performance that customers want with respect to our current and future product offerings. There can be no assurance that our products will achieve widespread market penetration or that we will derive significant revenues from the sale of our applications.

Certain of our services involve the storage and transmission of customers' personal and proprietary information (such as credit card, employee, purchasing, supplier, and other financial and accounting data). If customers determine that our services do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use, or if, for any other reason, customers fail to accept our products for use, our business will be harmed. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our business, operating results, and financial condition.

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

When we purchased iMart in October 2005, we committed to make installment payments of approximately $3,462,000 and non-competition payments to two key employees of $780,000. Prior to the loan agreement described below, the cash flow we received from the business we purchased from iMart was insufficient to cover any of the installment payments we have been required to make, and we have had to fund the difference. We amended the lock box agreement related to the acquisition in January 2007, terminating the iMart shareholders' security interest in the amounts in the lock box account, and agreed to pay the installment payments and

Page | 31

noncompetition payments in three non-equal installments by February 2007, which have been paid in full.

We entered into a loan agreement with Fifth Third Bank in order to finance a portion of the payments to the iMart shareholders. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be repaid in 24 monthly installments of $75,000 plus interest. The interest rate is prime plus 1.5% as periodically determined by Fifth Third Bank. Currently and at closing, the prime rate was 8.25%. The loan is secured by all of the assets of Smart Commerce, including a security account of $250,000 and all of Smart Commerce's intellectual property. The loan is guaranteed by us, and such guaranty is secured by all the common stock of Smart Commerce. If an event of default occurs and remains uncured, then the lender could foreclose on the assets securing the loan. If that were to occur, it would have a substantial adverse effect on our business. Making the payments on the loan used to finance part of these payments may drain our financial resources or cause other material harm to our business if the lender forecloses on the secured assets.

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

Our small business customers do not sign long-term contracts. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period and, in fact, customers have often elected not to do so. In addition, our customers may renew for a lower-priced edition of our services or for fewer users. Many of our customers utilize our services without charge. These factors make it difficult to accurately predict customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including when we begin charging for our services, their dissatisfaction with our services and their capability to continue their operations and spending levels. Most of our subscribers are in our Smart Commerce segment. Since the first quarter of 2006, the number of subscribers to our software products in our Smart Online segment has declined. We are not certain what caused this decline. Some customers had indicated they had difficulty accessing our software applications on our website. Consequently, we redesigned our website and product bundling to address this problem. As of July 2007, the decline in the number of subscribers has continued, but has been offset by an increase in the number of subscribers to our Smart Commerce segment. However, if our customers do not renew their subscriptions for our services or we are not able to increase the number of subscribers, our revenue may decline and our business will suffer.

(9) We depend on corporate partners to market our products through their web sites under relatively short-term agreements in order to increase subscription fees and grow revenue. Failure of our partners' marketing efforts or termination of these agreements could harm our business.

Subscription fees represented approximately 40% of total revenues in the second quarter of 2007 compared to 60% of total revenues in the second quarter of 2006. With the launch of our new applications and the acquisition of iMart, subscription fees represent a significant percentage of our total revenues and our future financial performance and revenue growth depends, in large part, upon the growth in customer demand for our outsourced services delivery models. We depend on our syndication partners and referral relationships to offer our products and services to a larger customer base than we can reach through direct sales or other marketing efforts. Although we recently entered into agreements with five new partners and a marketing referral agreement. Our success depends in part on the ultimate success of our syndication partners and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple

Page | 32

strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services.

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

Any delays in implementation may prevent us from recognizing revenue for periods of time, even when we have already incurred costs relating to the implementation of our subscription services. Additionally, subscribers can cancel their subscriptions to our services at any time and, as a result, we may recognize substantially less revenue than we expect. If large numbers of customers cancel or otherwise seek to terminate subscription agreements more quickly than we expect, our operating results could be substantially harmed. To become successful, we must cause subscribers who do not pay fees to begin paying fees, increase the length of time subscribers pay subscription fees and continue to increase the number of subscribers.

(11) There are risks associated with international operations, which may become a bigger part of our business in the future.

We currently do not generate revenue from international operations. Although we signed an agreement with a company in January 2007 to market our products and services in a foreign country, this agreement has not yet generated any revenue for us. We are currently evaluating whether and how to expand into additional international markets. If we continue to develop our international operations, these operations will be subject to risks associated with selling abroad. These international operations are subject to a number of difficulties and special costs, including:

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

Page | 33

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

Our officers, directors and principal stockholders beneficially own or control approximately 53% of our outstanding common stock. As a result, these persons, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of our common stock.

Regulatory Risks

(14) Compliance with regulations governing public company corporate governance and reporting is uncertain and expensive.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance and disclosure requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as new rules implemented by the SEC and the NASD. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these laws and regulations or significantly increase our costs. Our ability to fully comply with these laws and regulations is also uncertain. Our failure to prepare timely for and implement the reforms required by these laws and regulations could significantly harm our business, operating results, and financial condition. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In the past, we have incurred substantial additional professional fees and expenses associated with the SEC's suspension of trading of our securities in January 2006 and with the internal investigation authorized by our Board of Directors in March 2006. Although our insurance carrier has paid a portion of these fees, not all such fees and expenses will be covered by our insurance.

(15) Remediation of deficiencies in our internal control over financial reporting is uncertain and may be expensive.

By the end of fiscal 2007, we are required to comply with Sarbanes-Oxley requirements involving management's assessment of our internal control over financial reporting, and our independent accountant's audit of our internal control over financial reporting is required for fiscal 2008. In March 2006, we retained a new Chief Financial Officer. His review of our internal control over financial reporting to date and the final findings of our Audit Committee investigation have identified several deficiencies in our internal control over financial reporting. In July 2006, the Audit Committee concluded that: (i) our Chief Executive Officer should have disclosed and sought approval from the Board of Directors before entering into certain transactions and arrangements, including personal loans; (ii) there was inadequate diligence by management and the Board of Directors regarding third parties with which we contracted, including outside investor relations vendors, some of which were registered brokers; (iii) management and our directors lacked sufficient knowledge regarding rules and regulations with respect to dealings between registered brokers and public companies, (iv) we lack clear policies regarding the limits

Page | 34

on the Chief Executive Officer's authority to enter into business transactions and agreements without Board approval; (v) there has been inadequate legal and accounting review of material contracts; (vi) there has been inadequate training and understanding of SEC disclosure requirements; (vii) there was an unintentional violation of our Securities Trading Policy by one of our directors as previously reported in our public filings; (viii) we have inadequate processes for determination of independence of Board members; and (ix) there has been a failure to communicate and stress the importance of controls and procedures throughout our organization. The Audit Committee investigation concluded that these deficiencies primarily resulted from our transition from a private company to a publicly reporting company and insufficient preparation for, focus on, and experience with compliance requirements for a publicly reporting company. We reported the changes to our internal controls related to the Audit Committee's findings in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on July 11, 2006, as updated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 30, 2007.

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

If we cannot assess our internal controls over financial reporting as effective, it may affect our management's assessment of our internal control environment as it will be disclosed in our Annual Report on Form 10-K for fiscal 2007 and our stock price could decline.

(16) The SEC suspension of trading of our securities has damaged our business, and it could damage our business in the future.

The suspension of trading by the SEC has harmed our business in many ways, and may cause further harm in the future. Prior to our re-entry onto the Over the Counter Bulletin Board, or the OTC-BB, for quotation, our ability to raise financing on favorable terms to us and our existing stockholders suffered due to the lack of liquidity of our stock, the questions raised by the SEC's action, and the resulting drop in the price of our common stock. As a result, we did not raise sufficient financing to make the sales and marketing investments we felt were needed in 2006 to substantially increase revenue. Legal and other fees related to the SEC's action also reduced our cash flow, which jeopardized our ability to make the installment payments required by the agreements to acquire iMart. We completed a private placement financing for $6 million in February 2007; however we make no assurance that we will not continue to experience additional harm as a result of the SEC matter. The time spent by our management team and directors dealing with issues related to the SEC action also detracted from the time they spent on our operations, including strategy development and implementation. Finally, an important part of our business plan is to enter into private label syndication agreements with large companies. The SEC's action and related matters have caused us to be a less attractive partner for large companies and to lose important opportunities. The SEC's action and related matters may cause other problems in our operations.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	the evolving demand for our services and software;

•	spending decisions by our customers and prospective customers;

•	our ability to manage expenses;

Page | 35

•	the timing of product releases;

•	changes in our pricing policies or those of our competitors;

•	the timing of execution of contracts;

•	changes in the mix of our services and software offerings;

•	the mix of sales channels through which our services and software are sold;

•	costs of developing product enhancements;

•	global economic and political conditions;

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers' requirements;

•	subscription renewal rates for our service;

•	the rate of expansion and effectiveness of our sales force;

•	the length of the sales cycle for our service;

•	new product and service introductions by our competitors;

•	technical difficulties or interruptions in our service;

•	regulatory compliance costs;

•	integration of acquisitions; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

Page | 36

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

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. If such a suit is brought against us, we may determine, like many defendants in such lawsuits, that it is in our best interests to settle such a lawsuit, even if we believe that the plaintiffs' claims have no merit, to avoid the cost and distraction of continued litigation. Any liability we incur in connection with any potential lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management's distraction in dealing with this type of lawsuit could harm our results.

(20) Shares eligible for public sale could adversely affect our stock price.

Certain holders of shares of our common stock signed agreements that prohibit resales of our common stock. If substantial numbers of shares are resold as lock-up periods expire, the market price of our common stock is likely to decrease substantially.

At August 10, 2007, 17,927,137 shares of our common stock were issued and outstanding and 3,857,715 shares may be issued pursuant to the exercise of warrants and options. During May 2005, we registered on Form S-8 5,000,000 shares of our common stock for issuance to our officers, directors and consultants under the 2004 Plan, of which at August 10, 2007, 156,000 shares were outstanding and 1,376,200 shares are subject to outstanding stock options of the 5,000,000 shares reserved for issuance under such plan. In June 2007, we limited the issuance of shares of our common stock reserved under the 2004 Plan to awards of shares of restricted and unrestricted common stock. Also in June 2007, our Board of Directors approved an offer for holders of outstanding options with an exercise price of $2.50 per share or greater to exchange the outstanding options for a certain number of shares of restricted stock. We target that the restriction on these shares of stock would lapse in four equal, quarterly increments over the year following the acceptance of the exchange offer. The exchange offer has not commenced and will not commence until certain actions are taken by us, including a filing of a tender offer statement and offer to exchange on Scheduled TO with the SEC. This quarterly report on Form 10-Q is not an offer or solicitation of an offer to sell or exchange any outstanding options. The remaining outstanding shares of our common stock are restricted and may be sold in the public market only if they qualify for an exemption from registration under Rules 144 or 701 promulgated under the Securities Act of 1933.

We entered into agreements that limit the number of shares that may be sold during specific time periods, or Dribble Out Agreements, with all of the investors who purchased shares of our stock from us in private placements during 2005 and 2006, a total of approximately 2,497,000 shares. Under these Dribble Out Agreements, sales of shares are limited to 25% during a rolling 30-day period. Such limitations terminate six months after the effective date of the registration statement registering these shares. Almost all of these shares are registered on our Registration Statement on Form S-1 (Registration No. 333-141853), or the Registration Statement, which was declared effective by the SEC as of July 31, 2007.

Certain of our affiliates have also entered into other Lock-Up Agreements covering a portion of their shares. These agreements restrict the sale of 1,296,623 shares of our common stock. Under the terms of these Lock-Up Agreements, these officers cannot sell, pledge, grant or otherwise transfer the shares subject to the agreement for one year following July 31, 2007. After one year, 2.5% of these shares per quarter are released from these restrictions on a pro rata basis among these affiliates. All remaining shares will be released from the Lock-Up Agreements on July 31, 2009. These Lock-Up Agreements will otherwise terminate at the following times: (A) if the Registration Statement is terminated, the earlier of (i) the date of termination if no shares were sold, or (ii) the date any proceeds received from public investors are placed in the mail for return; (B) the date our common stock is listed on a national securities exchange, or (C) 30 days following the date the persons signing these Lock-Up Agreements are no longer affiliates.

Our stock is very thinly traded. The average daily trading volume for our common stock between November 2006 and July 2007 was approximately 14,900 shares per day. The number of shares that could be sold during this period was restrained by Dribble Out Agreements, Lock-Up Agreements, and other contractual limitations imposed on some of our shares, while there was no similar contractual restraint on the number of buyers of our common stock. This means that market supply may increase more than market demand for our shares when lock-up and dribble-out periods expire. Many companies experience a decrease in the market price of their shares when such events occur.

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

Page | 37

demand for our stock.

Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

(21) Our securities may be subject to “penny stock” rules, which could adversely affect our stock price and make it more difficult for our stockholders to resell their stock.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prescribed by the SEC, which:

Page | 38

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements;

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size, and format) as the SEC requires.

The broker-dealer also must provide the customer, prior to effecting any transaction in a penny stock, with:

•	bid and ask quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement related to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements could have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 20, 2007. The following matters were submitted to a vote of the stockholders with the results shown below:

(a)	Election of seven directors, each elected to serve until the later of the next Annual Meeting of Stockholders or until such time as his successor has been duly elected and qualified.

Name	Votes For	Votes Withheld
Dennis Michael Nouri	11,099,412	24,400
Thomas P. Furr	11,099,412	24,400
Jeffrey W. LeRose	10,340,194	783,618
Shlomo Elia	11,109,612	14,200
Philippe Pouponnot	11,109,612	14,200
C. James Meese, Jr.	10,340,194	783,618
David E. Colburn	10,340,194	783,618

(b)	Ratification of the appointment of Sherb & Co., LLP as independent auditors for the fiscal year ended December 31, 2007.

Page | 39

Votes For	Votes Against	Abstained
11,123,612	200	0

The matters listed above are described in detail in our definitive proxy statement dated June 4, 2007 for the Annual Meeting of Stockholders held on June 20, 2007.

6.  EXHIBITS

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Third Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on May 31, 2007)
10.1
Form of Restricted Stock Agreement (Non-Employee Director) under Smart Online, Inc.'s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 31, 2007)

10.2
Form of Executive Officer Compensation Agreement, dated April 25, 2007, by and between Smart Online, Inc. and certain of its executive officers (incorporated herein by reference to Exhibit 10.53 to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-141853), as filed with the SEC on June 15, 2007)

10.3
Form of Amendment to Registration Rights Agreement, dated March 26, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC (incorporated herein by reference to Exhibit 10.54 to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-141853), as filed with the SEC on July 31, 2007)

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

Page | 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007

Smart Online, Inc.

/s/ Michael Nouri
Michael Nouri
Principal Executive Officer

Smart Online, Inc.

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia
Principal Financial Officer and
Principal Accounting Officer

Page | 41

Exhibit Table

Exhibit No.	Description
3.1	Third Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on May 31, 2007)
10.1
Form of Restricted Stock Agreement (Non-Employee Director) under Smart Online, Inc.'s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 31, 2007)

10.2
Form of Executive Officer Compensation Agreement, dated April 25, 2007, by and between Smart Online, Inc. and certain of its executive officers (incorporated herein by reference to Exhibit 10.53 to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-141853), as filed with the SEC on June 15, 2007)

10.3
Form of Amendment to Registration Rights Agreement, dated March 26, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC (incorporated herein by reference to Exhibit 10.54 to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-141853), as filed with the SEC on July 31, 2007)

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

Page | 42