Form 10-Q
period 2007-09-30
SMART ONLINE INC
filed 2007-11-14
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2007, there were approximately 18,010,000 shares of the registrant's common stock outstanding.

Smart Online, Inc.

Page | 2

PART I. FINANCIAL INFORMATION
1. Financial Statements

SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (unaudited)	December 31, 2006
Assets
CURRENT ASSETS:
Cash and Cash Equivalents	$2,228,027	$326,905
Restricted Cash (See Note 5)	250,000	250,000
Accounts Receivable, Net	964,264	247,618
Current Portion of Note Receivable	50,000	-
Prepaid Expenses	119,109	100,967
Deferred Financing Costs (See Note 5)	414,220	-
Total Current Assets	$4,025,620	$925,490
PROPERTY AND EQUIPMENT, Net	$187,195	$180,360
LONG TERM PORTION OF NOTE RECEIVABLE	230,000	-
INTANGIBLE ASSETS, Net	3,036,419	3,617,477
GOODWILL	2,696,642	2,696,642
OTHER ASSETS	75,311	13,040
TOTAL ASSETS	$10,251,187	$7,433,009
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts Payable	$720,845	$850,730
Accrued Registration Rights Penalty	-	465,358
Current Portion of Notes Payable (See Note 6)	3,187,346	2,839,631
Deferred Revenue (See Note 5)	475,099	313,774
Accrued Liabilities (See Note 5)	629,997	301,266
Total Current Liabilities	$5,013,287	$4,770,759

LONG-TERM LIABILITIES:
Long-Term Portion of Notes Payable (See Note 6)	$165,863	$825,000
Deferred Revenue	259,534	11,252
Total Long-Term Liabilities	425,397	836,252
Total Liabilities	$5,438,684	$5,607,011
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common Stock, $.001 Par Value, 45,000,000 Shares Authorized, Shares Issued and Outstanding:
September 30, 2007 - 18,009,564; December 31, 2006 - 15,379,030	18,009	15,379
Additional Paid-in Capital	66,231,024	59,159,919
Accumulated Deficit	(61,436,530)	(57,349,300)
Total Stockholders' Equity	4,812,503	1,825,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,251,187	$7,433,009

The accompanying notes are an integral part of these financial statements.

Page | 3

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
REVENUES:
Integration Fees	$-	$6,250	$5,000	$182,660
Syndication Fees	15,000	57,352	45,000	183,619
Subscription Fees (See Note 3)	830,660	429,426	2,040,243	1,476,194
Professional Services Fees	378,068	242,177	984,548	601,200
License Fees	200,000	-	480,000	450,000
Other Revenues	5,467	14,001	20,720	54,312
Total Revenues	$1,429,195	$749,206	$3,575,511	$2,947,985

COST OF REVENUES	$168,035	$31,311	$355,942	$212,515

GROSS PROFIT	$1,261,160	$717,895	$3,219,569	$2,735,470

OPERATING EXPENSES:
General and Administrative	1,398,170	1,208,044	3,567,385	4,844,464
Sales and Marketing	635,201	135,027	1,563,653	666,940
Research and Development	636,780	455,997	1,908,644	1,279,198

Total Operating Expenses	$2,670,151	$1,799,068	$7,039,682	$6,790,602

LOSS FROM CONTINUING OPERATIONS	(1,408,991)	(1,081,173)	(3,820,113)	(4,055,132)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(139,124)	(51,746)	(400,910)	(190,802)
Takeback of Investor Relations Shares	-	1,562,500	-	3,125,000
Legal Reserve and Debt Forgiveness, Net	(39,477)	-	(34,877)	144,351
Writeoff of Investment	-	-	-	(25,000)
Other Income	24,866	-	168,672	-

Total Other Income (Expense)	$(153,735)	$1,510,754	(267,115)	3,053,549

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,562,726)	429,581	(4,087,228)	(1,001,583)
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM, net of tax	-	(2,329,429)	-	(2,525,563)
NET LOSS attributed to common stockholders	$(1,562,726)	(1,899,848)	$(4,087,228)	$(3,527,146)
NET LOSS PER SHARE:
Continuing Operations
Basic and Fully Diluted	$(0.09)	$0.03	$(0.24)	$(0.07)
Discontinued Operations
Basic and Fully Diluted	$-	$(0.15)	$-	$(0.17)
Net Loss Attributed to Common Stockholders
Basic	$(0.09)	(0.13)	(0.24)	(0.23)
Fully Diluted	(0.09)	(0.12)	(0.24)	(0.23)
SHARES USED IN COMPUTING NET LOSS PER SHARE
Basic	17,292,639	15,127,510	17,002,827	15,077,583
Fully Diluted	17,292,639	15,387,110	17,002,827	15,077,583

The accompanying notes are an integral part of these financial statements.

Page | 4

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,087,228)		$(1,001,583)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization	631,267		530,969
Amortization of Deferred Financing Costs	320,083		-
Takeback of Investor Relation Shares	-		(3,125,000)
Stock Option Related Compensation Expense	574,343		622,442
Writeoff of Investment	-		25,000
Registration Rights Penalty	(320,632)		345,870
Gain on Debt Forgiveness	(215,123)		(144,351)
Changes in Assets and Liabilities:
Accounts Receivable	(716,154)		215,569
Prepaid Expenses	(18,634)		97,074
Other Assets	(32,271)		129
Deferred Revenue	410,179		(309,460)
Accounts Payable	85,290		379,431
Accrued and Other Expenses	329,643		102,402
Net cash from operations of discontinued operations	-		212,199
Net Cash used in Operating Activities	$(3,039,237)		$(2,049,309)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Furniture and Equipment	(86,549)		(7,362)
Purchase of Tradename	(2,033)		-
Net cash from investing activities of discontinued operations	-		431,076
Net Cash provided by (used in) Investing Activities	$(88,582)		$423,714
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Notes Payable	(1,784,272)		(1,460,333)
Debt Borrowings	1,472,850		-
Notes Receivable	(280,000)		-
Advances to Smart CRM	-		(744,918)
Advances from Smart CRM	-		1,308,340
Restricted Cash	-		(102,409)
Issuance of Common Stock	5,748,607		2,522,100
Expenses Related to Form S-1 Filing	(128,244)		-
Net cash from financing activities of discontinued operations	-		(651,364)
Net Cash provided by Financing Activities	$5,028,941		$871,416
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,901,122		$(754,179)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$326,905		$1,427,489
CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS, BEGINNING OF PERIOD	-		7,477
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,228,027		$680,787
Supplemental Disclosures:
Cash Paid During the Period for Interest:	$247,400	$	` 154,288
Cash Payment for Interest by Discontinued Operations	-		41,875
Cash Paid for Taxes	-		-
Shares Issued in Settlement of Registration Rights Penalties	144,351		-

The accompanying notes are an integral part of these financial statements.

Page | 5

Smart Online, Inc.
Consolidated Financial Statements - Unaudited

1.  Summary of Business and Significant Accounting Policies

Description of Business - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets Internet-delivered Software-as-a-Service (“SaaS”) software applications and data resources to help start and run small businesses. Subscribers access the Company’s products through the websites of its private label syndication partners, and its portal at www.onebiz.com. Corporate information on the Company can be found at www.smartonline.com.

Basis of Presentation- The accompanying balance sheet as of September 30, 2007 and the statements of operations for the three months and nine months ended September 30, 2007 and 2006 and the statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. The balance sheet as of December 31, 2006 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management's discussion and analysis of financial position and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007 (the “2006 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company's management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company's statement of financial position as of September 30, 2007, and its results of operations for the three months and nine months ended September 30, 2007 and September 30, 2006 and the statements of cash flows for the nine months ended September 30, 2007 and 2006. The results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.

The Company continues to incur development expenses to enhance and expand its products by focusing on establishing its Internet-delivered SaaS applications and data resources. All allocable expenses to establish the technical feasibility of the software have been recorded as research and development expense. The ability of the Company to successfully develop and market its products is dependent upon certain factors, including the timing and success of any new services and products, the progress of research and development efforts, results of operations, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets.

Significant Accounting Policies - In the opinion of the Company's management, the significant accounting policies used for the three months and nine months ended September 30, 2007 are consistent with those used for the years ended December 31, 2006, 2005 and 2004. Accordingly, please refer to the 2006 Annual Report for our significant accounting policies.

Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Revenue Recognition - The Company derives revenue from the license of software platforms along with the sale of associated maintenance, consulting, and application development services. The arrangement may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. The Company uses the residual method pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. This method allows the Company to recognize revenue for a delivered element when such element has vendor specific objective evidence (“VSOE”) of the fair value of the delivered element. If VSOE cannot be determined or maintained for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

If multiple-element arrangements involve significant development, modification or customization or if it is determined that certain elements are essential to the functionality of other elements within the arrangement, revenue is deferred until all elements necessary to the functionality are provided by the Company to a customer. The determination of whether the arrangement involves significant development, modification or customization could be complex and require the use of judgment by management.

The amount of revenue to be recognized from development and consulting services is typically based on the amount of work performed within a given period. Revenue recognition is typically based on estimates involving total costs to complete and the stage of completion. The assumptions and estimates made to determine the total costs and stage of completion may affect the timing of revenue recognition. Changes in estimates of progress to completion and costs to complete are accounted for as cumulative catch-up adjustments.

Page | 6

Under SOP 97-2, provided the arrangement does not require significant development, modification or customization, revenue is recognized when all of the following criteria have been met:

1.	persuasive evidence of an arrangement exists
2.	delivery has occurred
3.	the fee is fixed or determinable
4.	collectability is probable

If at the inception of an arrangement, the fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due and payable. If collectability is deemed not probable, revenue is deferred until payment is received or collection becomes probable, whichever is earlier. The determination of whether fees are collectible requires judgment of management, and the amount and timing of revenue recognition may change if different assessments are made.

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

Software Development Costs - The Company has not capitalized any direct or allocated overhead associated with the development of software products prior to general release. Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release historically have been insignificant.

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

Advertising Costs - The Company expenses all advertising costs as they are incurred. The amounts charged to sales and marketing expense during the third quarter of 2007 and 2006 were $11,133 and $104, respectively. The amounts charged to sales and marketing expense during the first nine months of 2007 and 2006 were $26,802 and $42,419, respectively. There were no barter advertising expenses for the three months ending September 30, 2007 and September 30, 2006, respectively, and $0 and $37,915 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

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

Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires all share-based payments, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their fair values. Under SFAS No. 123R, public companies are required to measure the costs of services received in exchange for stock options, restricted stock and similar awards based on the grant date fair value of the awards and recognize this cost in the income statement over the period during which an award recipient is permitted to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

Page | 7

The Company maintains stock-based compensation arrangements under which employees, consultants and directors may be awarded grants of unrestricted and restricted stock. Effective January 1, 2006, the Company adopted SFAS No. 123R using the Modified Prospective Approach. Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments that will be granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Upon adoption, the Company recognizes the stock-based compensation of previously granted share-based awards and new share-based awards under the straight-line method over the requisite service period. Total stock-based compensation expense recognized under SFAS No. 123R was approximately $194,325 and $574,344 for the three months and nine months ended September 30, 2007, respectively. Total stock-based compensation expense recognized under SFAS No. 123R was approximately $173,428 and $622,442 for the three months and nine months ended September 30, 2006, respectively. No stock-based compensation was capitalized in the consolidated financial statements.

The fair value of option grants under the Company's 2004 Equity Compensation Plan (the “2004 Plan”) and other stock options outstanding during the three months and nine months ended September 30, 2007 and September 30, 2006 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Dividend yield	0.0%	0. 00%	0.0%	0. 00%
Expected volatility	150%	48.6%	150%	150%
Risk free interest rate	4.59%	4.64%	4.59%	4.64%
Expected lives (years)	5	5	5	5

The expected lives of the options represents the estimated period of time until exercise or forfeiture and is based on historical experience of similar awards. Expected volatility is based on the historical volatility of the Company’s common stock over a period of time. The risk free interest rate is based on the published yield available on U.S. treasury issues with an equivalent term remaining equal to the expected life of the option.

Compensation expense is recognized only for option grants expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectation.

The following is a summary of the stock option activity for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price

BALANCE, December 31, 2006	2,360,100	$5.33
Granted	20,000	$2.80
Forfeited	160,800	$4.49
Exercised	20,000	$1.30
BALANCE, September 30, 2007	2,199,300	$5.40

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

Page | 8

2. PRESENTATION OF SUBSIDIARIES

As more fully detailed in the 2006 Annual Report, the Company completed two acquisitions in October 2005. On October 4, 2005, the Company purchased substantially all of the assets of Computility, Inc. (“Computility”). In consideration for the purchased assets, the Company issued the seller 484,213 shares of the Company's common stock and assumed certain liabilities of Computility totaling approximately $1.9 million.  The shares were valued at $7.30 per share, which was the median trading price on the acquisition date. The total purchase price, including liabilities assumed, was approximately $5.8 million including approximately $228,000 of acquisition fees. The Company operated this business under the name Smart CRM, Inc. (d/b/a Computility) (“Smart CRM”).

On October 18, 2005, the Company completed its purchase of all of the capital stock of iMart Incorporated (“iMart”), a Michigan based company providing multi-channel electronic commerce systems. The Company issued 205,767 shares of its common stock to iMart's stockholders and agreed to pay iMart's stockholders approximately $3,462,000 in cash installments. This cash amount was payable in four equal payments of $432,866 on the first business day of each of January 2006, April 2006, July 2006 and October 2006. The final installment payment of approximately $1.7 million was payable in January 2007. As of January 2007, the entire purchase price was paid in full. The shares were valued at $8.825 per share, which was the median trading price on the acquisition date. The total purchase price for all of the outstanding iMart shares was approximately $5.3 million including approximately $339,000 of acquisition fees. The Company operates this subsidiary as Smart Commerce, Inc. (d/b/a iMart) (“Smart Commerce”).

Upon the Company's successful integration of the sales force automation and customer relationship management (“SFA/CRM”) application into its OneBizSM platform, management deemed the remaining operations of Smart CRM, specifically consulting and network management, to be non-strategic to ongoing operations. On September 29, 2006, the Company, Smart CRM and Alliance Technologies, Inc. ("Alliance") executed and delivered an Asset Purchase Agreement pursuant to which Alliance acquired substantially all of the assets of Smart CRM. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reported the operating results for Smart CRM as discontinued operations. For the three months and nine months ended September 30, 2006, the revenues associated with the discontinued operations were $462,468 and $1,497,002, respectively. For the three months and nine months ended September 30, 2006, the net losses associated with the discontinued operations were $(2,329,429) and $(2,525,563), respectively. Because the sale had been completed in 2006, the 2007 periods contain no results of discontinued operations.

3. SUBSCRIPTION REVENUE

Effective January 1, 2007, a major customer executed a letter of clarification which more clearly defined the roles and responsibilities of each party. Individual Business Owners (“IBOs”) associated with this customer are provided e-commerce, domain name and email services. In exchange for marketing these services to its IBOs, the customer is paid a marketing fee. At the inception of the business relationship, it was agreed that the customer would collect the gross service fee from the IBOs, and the customer would retain its marketing fee and remit the net remaining cash to the Company. Because the roles and responsibilities of each party were vaguely defined in the past, revenue was recorded only on the net cash received. Following the execution of the letter of clarification and in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, this revenue is now recorded as the gross amount paid by the IBO and a sales and marketing expense is recorded for the marketing services rendered by the customer. Ultimately, the effect on net income is nil; however, subscription revenue and sales and marketing expense are effectively and appropriately grossed up. Because the new accounting method was triggered by a clarification to the existing agreement and not by a change from one accepted accounting method to another, the 2006 subscription revenue was not retroactively adjusted as would be required by SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. For the three months and nine months ended September 30, 2007, this accounting method resulted in approximately $203,000 and $691,000, respectively, of additional subscription revenue and a corresponding charge to sales and marketing expense.

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

Page | 9

The Company includes costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in the Smart Online segment, which includes the parent or corporate segment.

The following table shows the Company's financial results by reportable segment for the three months ended September 30, 2007:

	Smart Online, Inc.	Smart Commerce, Inc.	Consolidated
REVENUES:
Syndication Fees	15,000	-	15,000
Subscription Fees	13,892	816,768	830,660
Professional Services Fees	-	378,068	378,068
License Fees	-	200,000	200,000
Other Revenues	1,117	4,350	5,467
Total Revenues	$30,009	$1,399,186	$1,429,195

COST OF REVENUES	$60,748	$107,287	$168,035

OPERATING EXPENSES	$1,756,889	$913,262	$2,670,151

OPERATING INCOME (LOSS)	$(1,787,628)	$378,637	$(1,408,991)

OTHER INCOME (EXPENSE)	$(126,424)	$(27,311)	$(153,735)

NET INCOME/(LOSS) BEFORE INCOME TAXES	$(1,914,052)	$351,326	$(1,562,726)

TOTAL ASSETS	$6,564,696	$3,686,492	$10,251,187

The following table shows the Company's financial results by reportable segment for the nine months ended September 30, 2007:

	Smart Online, Inc.	Smart Commerce, Inc.	Consolidated
REVENUES:
Integration Fees	$5,000	$-	$5,000
Syndication Fees	45,000	-	45,000
Subscription Fees	41,426	1,998,817	2,040,243
Professional Services Fees	-	984,548	984,548
License Fees	280,000	200,000	480,000
Other Revenues	6,802	13,918	20,720
Total Revenues	$378,228	$3,197,283	$3,575,511

COST OF REVENUES	$109,522	$246,420	$355,942

OPERATING EXPENSES	$4,743,036	$2,296,646	$7,039,682

OPERATING INCOME (LOSS)	$(4,474,330)	$654,217	$(3,820,113)

OTHER INCOME (EXPENSE)	$(168,106)	$(99,009)	$(267,115)

NET INCOME/(LOSS) BEFORE INCOME TAXES	$(4,642,436)	$555,208	$(4,087,228)

TOTAL ASSETS	$6,564,696	$3,686,492	$10,251,187

Page | 10

5.   ASSETS & LIABILITIES

Accounts Receivable, Net

The Company evaluates the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on management's assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. Based on these criteria, management has recorded an allowance for doubtful accounts of approximately $65,000 and $65,000 as of September 30, 2007 and December 31, 2006, respectively.

Restricted Cash

Under the terms of a promissory note between Smart Commerce and Fifth Third Bank, $250,000 on deposit at Fifth Third Bank serves as loan collateral and is restricted. Such restricted cash is scheduled to be released from the restrictions in three equal installments of approximately $83,000, on June 30, 2007, December 31, 2007 and June 30, 2008, if the Company meets certain debt covenants regarding operating metrics for Smart Commerce. Those operating metrics relate to Smart Commerce’s actual results of operations as compared to certain projections provided to Fifth Third Bank at the inception of the loan. The metrics for the June 30, 2007 release were not met, and therefore, no cash has yet been released.

Deferred Financing Costs

In order to secure a modification to a line of credit with Wachovia Bank, NA (“Wachovia”) (see Note 6 - Notes Payable), Atlas Capital, S.A. (“Atlas”) provided the Company with a modified letter of credit. In exchange for the modified letter of credit, the Company issued Atlas a warrant to purchase 444,444 shares of common stock at $2.70 per share (see Note 7 - Stockholders' Equity). The fair value of that warrant was $734,303 as measured using the Black-Scholes option-pricing model at the time the warrant was issued. Such amount was recorded as deferred financing costs and is being amortized to interest expense in the amount of $37,657 per month over the remaining period of the modified line of credit, which is scheduled to expire in August 2008. As of September 30, 2007, the deferred financing costs that will be amortized to interest expense over the next twelve months, or $414,220, were classified as current assets.

Accrued Liabilities

At December 31, 2006, the Company had accrued liabilities totaling $301,266. This amount consisted primarily of $107,333 of liability accrued related to the development of the Company’s custom accounting application, $56,997 related to its internal investigation conducted during 2006 and $25,000 accrued liability related to a lawsuit against the Company for legal fees incurred by an independent director in connection with the suspension of trading of the Company’s securities. At September 30, 2007, total accrued liabilities increased to $629,997. This amount reflects the addition of $300,000 of additional accrued liability as a reserve for the current litigation involving the Company.

Deferred Revenue

At December 31, 2006, deferred revenue consisted of the short-term and long-term portion of cash received related to one or two year subscriptions for domain names and/or email accounts. At September 30, 2007, deferred revenue consisted of the same domain name and e-mail types of deferred revenue in the amount of $254,633. In addition, at September 30, 2007, the Company had deferred $480,000 of perpetual licensing revenue related to two customers that did not meet all the criteria of SOP 97-2. Such deferred revenue will be recognized as cash is received or collectability becomes probable.

6. NOTES PAYABLE

As of September 30, 2007, the Company had notes payable totaling $3,353,209. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	TOTAL	Maturity	Rate
Wachovia Credit Line	$2,052,000	-	$2,052,000	Aug `08	Libor + 0.9%
Fifth Third Loan	$900,000	150,000	1,050,000	Nov `08	Prime + 1.5%
Ailco Financial	6,987	15,863	22,850	June ‘10	18%
Acquisition Fee (iMart)	209,177	-	209,177	Oct ‘07	8%
Acquisition Fee (Computility)	19,182	-	19,182	Mar ‘07	8%
TOTAL	$3,187,346	$165,863	$3,353,209

Page | 11

On January 24, 2007, the Company entered into an amendment to its line of credit with Wachovia. The amendment resulted in an increase in the line of credit from $1.3 million to $2.5 million. The pay-off date for the line of credit was also extended from August 1, 2007 to August 1, 2008. Interest accrues on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. The line of credit is secured by the Company's deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $2,500,000 issued by HSBC Private Bank (Suisse) S.A. with Atlas as account party. As of September 30, 2007, the Company has drawn down approximately $2.1 million on the line of credit.

7. STOCKHOLDERS' EQUITY

Common Stock and Warrants

During the nine months ended September 30, 2007, a total of 159,500 shares of restricted stock were issued. A total of 55,000 shares of restricted stock were issued to the Company’s independent directors in accordance with the Company’s board compensation policy. The restrictions on such shares lapse with respect to the number of shares equal to 25% of the total securities issued over the subsequent four quarters provided that the director remains on the Board of Directors at the time each quarter commences. A total of 25,000 shares of restricted stock were issued to the newly appointed Chief Operating Officer, with the restrictions on such shares lapsing with respect to the number of shares equal to 12.5% of the total securities issued over the subsequent eight quarters, provided that at the time each quarter commences, the officer is still employed as an officer of Company. Finally, a total of 79,500 shares of restricted stock were issued to various employees, one of whom is an officer. Restrictions lapse as to one-third of these shares upon grant, with restrictions lapsing on the remaining shares over the next two years provided the respective employee remains employed by the Company.

In a transaction that closed on February 21, 2007, the Company sold an aggregate of 2,352,941 shares of its common stock to two new investors (the “Investors”). The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement (the “SPA”) between the Company and each of the Investors. The aggregate gross proceeds to the Company were $6 million, and the Company has incurred issuance costs of approximately $637,000 as of September 30, 2007. Under the SPA, the Company issued the Investors warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised, if at all, by February 21, 2010.

The Company and each of the Investors also entered into a Registration Rights Agreement (the “Investor RRA”) whereby the Company had an obligation to register the shares for resale by the Investors by filing a registration statement within 30 days of the closing of the private placement, and to have the registration statement declared effective 60 days after actual filing, or 90 days after actual filing if the SEC reviewed the registration statement. If a registration statement was not timely filed or declared effective by the date set forth in the Investor RRA, the Company would have been obligated to pay a cash penalty of 1% of the purchase price on the day after the filing or declaration of effectiveness was due, and 0.5% of the purchase price per every 30-day period thereafter, to be prorated for partial periods, until the Company fulfilled these obligations. Under no circumstances could the aggregate penalty for late registration or effectiveness exceed 10% of the aggregate purchase price. Under the terms of the Investor RRA, the Company could not offer for sale or sell any securities until May 22, 2007, subject to certain limited exceptions, unless, in the opinion of the Company's counsel, such offer or sale did not jeopardize the availability of exemptions from the registration and qualification requirements under applicable securities laws with respect to this placement. On March 28, 2007, the Company entered into an amendment to the Investor RRA with each Investor to extend the registration filing obligation date by an additional eleven calendar days. On April 3, 2007, the Company filed the registration statement within the extended filing obligation period, thereby avoiding the first potential penalty. Effective July 2, 2007, the Company entered into another amendment to the Investor RRA to extend the registration effectiveness obligation date to July 31, 2007. On July 31, 2007, the SEC declared the registration statement effective. Accordingly, the Company met all of its requirements under the amended Investor RRA and no penalties were incurred.

As part of the commission paid to Canaccord Adams Inc. (“CA”), the Company's placement agent in the transaction described above, CA was issued a warrant to purchase 35,000 shares of the Company's common stock at an exercise price of $2.55 per share. This warrant contains a provision for cashless exercise and must be exercised by February 21, 2012. CA and the Company also entered into a Registration Rights Agreement (the “CA RRA”). Under the CA RRA, the shares issuable upon exercise of the warrant were required to be included on the same registration statement the Company was obligated to file under the Investor RRA described above, but CA was not entitled to any penalties for late registration or effectiveness.

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

On March 29, 2007, the Company issued 55,666 shares of its common stock to certain investors as registration penalties for its failure to timely file a registration statement covering shares owned by those investors as required pursuant to amendments to registration rights agreements between such investors and the Company.  On July 20, 2007, the Company issued 27,427 additional shares as registration penalties to certain investors who did not enter into amendments to certain registration rights agreements.

Page | 12

On July 30, 2007, certain of the Company’s affiliates entered into lock-up agreements covering a portion of their shares (the “Lock-Up Agreements”). These agreements restrict the sale of 1,296,623 shares of the Company’s common stock. Under the terms of these Lock-Up Agreements, these affiliates cannot sell, pledge, grant or otherwise transfer the shares subject to the agreement for one year following July 31, 2007. After one year, 2.5% of these shares per quarter are released from these restrictions on a pro rata basis among these affiliates. All remaining shares will be released from the Lock-Up Agreements on July 31, 2009. These Lock-Up Agreements will otherwise terminate at the following times: (A) if the Registration Statement on Form S-1 filed by the Company and declared effective on July 31, 2007 (the “Registration Statement”) is terminated, the earlier of (i) the date of termination if no shares were sold, or (ii) the date any proceeds received from public investors are placed in the mail for return; (B) the date the Company’s common stock is listed on a national securities exchange, or (C) 30 days following the date the persons signing these Lock-Up Agreements are no longer affiliates.

Equity Compensation Plans

On April 11, 2007, the Company entered into a stock option agreement for the purchase of up to 20,000 shares of the Company’s common stock at an exercise price of $2.80 per share with an independent director. Under the terms of the option agreement, this option vests in equal quarterly increments on February 16, 2007, May 16, 2007, August 16, 2007, and November 16, 2007 if this director is serving as a member of the Company’s Board of Directors on such dates. These dates were selected so that all shares will have vested by the first anniversary of this director’s appointment to the Board. In the event of a change of control or reorganization of the Company (both as defined in the option agreement), the option vests as to all shares on the date of such event.

In June 2007, the Company limited the issuance of shares of its common stock reserved under the 2004 Plan to awards of restricted or unrestricted stock. Also in June 2007, the non-interested members of the Company’s Board of Directors approved an offer for certain holders of outstanding options with an exercise price of $2.50 per share or greater, including such options held by the Company’s named executive officers and directors, to exchange the outstanding options for a certain number of shares of restricted stock. In this offer, the Company intends to divide the outstanding options into classes based on the exercise price and the remaining expected life of the option and to use the Black-Scholes option-pricing model in its determination of the exchange ratios for the several classes of eligible options. The Company targets using exchange ratios such that the eligible options surrendered for cancellation would exceed the number of shares of restricted stock that would be received in exchange for such options. The exchange offer has not commenced and will not commence until certain actions are taken by the Company, including the filing of a tender offer statement and offer to exchange on Schedule TO with the SEC.

The following table summarizes information about stock options outstanding at September 30, 2007:

				Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
From $1.30 to $1.43	575,000	1.3	$1.41	575,000	$1.41
From $2.50 to $3.50	432,500	7.0	$3.34	284,708	$3.44
$5.00	211,600	8	$5.00	196,600	$5.00
$7.00	150,000	8.3	$7.00	50,000	$7.00
From $8.61 to $9.00	570,000	7.9	$8.71	200,700	$8.68
From $9.60 to $9.82	260,200	0.7	$9.82	210,080	$9.82

Dividends

The Company has not paid any cash dividends through September 30, 2007.

Page | 13

8. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company derives a significant portion of its revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues for their respective time periods:

		Three Months Ended September 30, 2007
		Revenues	% of Total Revenues
Customer A	License Fees	$218,330	15%
Customer B	Subscriptions	$425,778	30%
Customer C	Professional Service Fees	$327,937	23%
Others	Various	$457,150	32%
Total		$1,429,19529	100%

		Three Months Ended September 30, 2006
		Revenues	% of Total Revenues
Customer C	Professional Service Fees	$185,935	25%
Customer B	Subscription	$352,553	47%
Others	Various	$210,718	28%
Total		$749,206	100%

		Nine Months Ended September 30, 2007
		Revenues	% of Total Revenues
Customer C	Professional Service Fees	$754,493	21%
Customer B	Subscription	$1,562,319	44%
Others	Various	$1,258,699	35%
Total		$3,575,511	100%

		Nine Months Ended September 30, 2006
		Revenues	% of Total Revenues
Customer B	Professional Services	$848,217	29%
Customer C	Subscription	$1,365,826	46%
Others	Various	$733,942	25%
Total		$2,947,985	100%

As of September 30, 2007, the Company had three customers that accounted for 18%, 19% and 34% of net receivables, respectively. As of September 30, 2006, the Company had three customers that accounted for 11%, 29% and 50% of net receivables, respectively.

9. COMMITMENTS AND CONTINGENCIES

Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a description of material legal proceedings, including the proceedings discussed below.

Securities and Exchange Commission Litigation. As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the SEC temporarily suspended the trading of the Company’s securities on January 17, 2006 and advised the Company that it was conducting a non-public investigation. On September 11, 2007, the Company was informed that Dennis Michael Nouri, its then serving President, Chief Executive Officer, and a director, had been charged in a criminal complaint that alleges federal securities fraud and conspiracy to commit fraud. The Company is not named in the criminal complaint. The U.S. government filed the complaint under seal on August 1, 2007 in the U.S. District Court for the Southern District of New York. Also named as defendants in the criminal complaint are Reeza Eric Nouri, a former manager of the Company, and Ruben Serrano, Anthony Martin, James Doolan, and Alain Lustig, brokers alleged to have participated with the Nouris in the alleged fraud. The criminal complaint alleges that the defendants, directly and indirectly, used manipulative and deceptive devices in violation of Sections 2 and 371 of Title 18 of the U.S. Code, Sections 10(b) and 32 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act (“Rule 10b-5”). On November 8, 2007, as part of this on-going action, the U.S. government filed a grand jury indictment against Dennis Michael Nouri, Reeza Nouri, Reuben Serrano and Alain Lustig in the U.S. District Court for the Southern District of New York. The grand jury indictment charges these defendants with conspiracy to commit securities fraud in violation of Sections 78j(b) and 78 ff of Title 17 of the U.S. Code and Rule 10b-5, wire fraud in violation of Sections 1343 and 1346 of Title 18 of the U.S. Code and commercial bribery in violation of Section 1952(a)(3) of Title 18 of the U.S. Code and Sections 180.00 and 180.03 of the New York State Penal Law. Under the grand jury indictment, the U.S. government is seeking forfeiture from these defendants of all property, real and personal, that constitutes or is derived from proceeds traceable to the commission of the alleged securities fraud offenses.

Page | 14

On September 11, 2007, the SEC filed a civil action against the Company and the defendants named in the criminal complaint in the U.S. District Court for the Southern District of New York. The SEC complaint alleged that the defendants in this civil action, either directly or indirectly, engaged in transactions, acts, practices, and courses of business which constitute violations of Section 17(a) of the Securities Act of 1933, as amended (“the Securities Act”), Section 10(b) of the Exchange Act, and Rule 10b-5. The SEC complaint sought to permanently enjoin each of the civil defendants from committing future violations of the foregoing federal securities laws. The SEC complaint also requested that each of the defendants, excluding the Company, be required to disgorge his ill-gotten gains and pay civil penalties. The SEC complaint further sought an order permanently barring Michael Nouri from serving as an officer or director of a public company. The SEC complaint did not seek any fines or other monetary penalties against the Company. On September 28, 2007, the Company agreed, without admission of any liability, to the entry of a consent judgment against it which permanently enjoins it from further violations of the antifraud provisions of the federal securities laws, specifically Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act, and Rule 10b-5. No fines or other monetary sanctions were levied against the Company. The consent judgment settles the SEC complaint against the Company and was entered by the court on October 2, 2007. The litigation is continuing against the other defendants.

Gooden v. Smart Online, Inc. On October 18, 2007, Robyn L. Gooden filed a purported class action lawsuit in the United States District Court for the Middle District of North Carolina naming the Company, certain of its current and former officers and directors, Maxim Group, LLC, and Jesup & Lamont Securities Corp. as defendants. The lawsuit was filed on behalf of all persons other than the defendants who purchased the Company’s securities from May 2, 2005 through September 28, 2007 and were damaged. The complaint asserts violations of federal securities laws, including violations of Section 10(b) of the Exchange Act and Rule 10b-5. The complaint is based on the matters alleged in the SEC complaint described above and asserts that the defendants participated in a fraudulent scheme to manipulate trading in the Company’s stock, allegedly causing plaintiffs to purchase the stock at an inflated price. The complaint requests certification of the plaintiff as class representative and seeks, among other relief, unspecified compensatory damages, including interest, plus reasonable costs and expenses, including counsel fees and expert fees.

Nouri v. Smart Online, Inc. On October 17, 2007, Henry Nouri, the Company’s former Executive Vice President, filed a civil action against the Company in the General Court of Justice, Superior Court Division, in Orange County, North Carolina. The complaint alleges that the Company had no “cause” to terminate Mr. Nouri’s employment and that it breached Mr. Nouri’s employment agreement by notifying him that his employment was terminated for cause, by failing to itemize the cause for the termination, and by failing to pay him benefits to which he would have been entitled had his employment been terminated without “cause.” The complaint seeks unspecified compensatory damages, including interest, a declaratory judgment that no cause existed for the termination of Mr. Nouri’s employment and that Mr. Nouri is entitled to the benefits provided under his employment agreement for a termination without “cause,” and costs and expenses.

At this time, the Company is not able to determine the likely outcome of the legal matters described above, nor can it estimate its potential financial exposure. The Company’s management has made an initial estimate based upon its knowledge, experience and input from legal counsel, and the Company has accrued approximately $300,000 of additional legal reserves. Such reserves will be adjusted in future periods as more information becomes available.

10. SUBSEQUENT EVENTS

On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of secured subordinated convertible notes due November 14, 2010. In addition, the noteholders have committed to purchase on a pro rata basis up to $5.2 million aggregate principal of secured subordinated notes upon approval and call by the Company’s Board of Directors in future closings. The Company is obligated to pay interest on the notes at an annualized rate of 8% payable in quarterly installments commencing on February 14, 2008. The Company does not have the ability to prepay the notes without approval of at least a majority of the principal amount of the notes then outstanding.

On the earlier of the maturity date of November 14, 2010 or a merger, acquisition, sale of all or substantially all of the Company’s assets or capital stock or similar transaction, each noteholder in its sole discretion shall have the option to:

•	convert the principal then outstanding on its note into shares of the Company’s common stock, or
•	demand immediate repayment in cash of the note, including any accrued and unpaid interest.

Page | 15

If a noteholder elects to convert its note under these circumstances, the conversion price for notes:

•
issued in the initial closing on November 14, 2007 shall be a 20% premium above the average of the closing bid and asked prices of shares of the Company’s common stock quoted in the Over-The-Counter Market Summary averaged over five trading days prior to November 14, 2007; and

•
issued in any additional closings shall be the lesser of a 20% premium above the average of the closing bid and asked prices of shares of the Company’s common stock quoted in the Over-The-Counter Market Summary (or, if the Company’s shares are traded on the Nasdaq Stock Market or another exchange, the closing price of shares of the Company’s common stock quoted on such exchange) averaged over five trading days prior to the respective additional closing date.

Payment of the notes will be automatically accelerated if the Company enters voluntary or involuntary bankruptcy or insolvency proceedings.

The notes and the common stock into which they may be converted have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors that were the Company’s existing stockholders. The investors include, among others, (i) The Blueline Fund, who originally recommended Philippe Pouponnot, one of the Company’s directors, for appointment to the Company’s Board of Directors, (ii) Atlas Capital, S.A., who originally recommended Shlomo Elia, another one of the Company’s directors, for appointment to the Board of Directors, and (iii) William Furr, who is the father of Thomas Furr, one of the Company’s directors and executive officers.

In addition, if the Company proposes to file a registration statement to register any of its common stock under the Securities Act in connection with the public offering of such securities solely for cash, subject to certain limitations, the Company shall give each noteholder who has converted its notes into common stock the opportunity to include such shares of converted common stock in the registration. The Company has agreed to bear the expenses for any of these registrations, exclusive of any stock transfer taxes, underwriting discounts and commissions.

On November 6, 2007, Canaccord Adams Inc. agreed to waive any rights it held under its January 2007 engagement letter with the Company that it may have with respect to the convertible note offering, including the right to receive any fees in connection with the offering.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of foreign currency exchange rate and interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified below, under “Risk Factors” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We develop and market Internet-delivered Software-as-a-Service, or SaaS, software applications and data resources for small businesses. We reach small businesses through (1) syndication arrangements with other companies that private label our software applications through their corporate web sites and (2) our own website at www.onebiz.com. Our syndication relationships provide a cost and time effective way to market our products and services to the small business sector. We also provide solutions to companies developing customized IT applications through the licensing of one of our platforms.

Page | 16

We currently operate our company in two segments. Those segments are our core operations, or the Smart Online segment, and the operations of our wholly-owned subsidiary Smart Commerce, Inc., or the Smart Commerce segment. The Smart Online segment generates revenues from the development and distribution of Internet-delivered SaaS small business applications through a variety of subscription, licensing, integration and syndication channels. The Smart Commerce segment generally generates revenue from subscription fees, professional services fees, and licensing fees related to domain name subscriptions, e-commerce or networking consulting or networking maintenance agreements. We include costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in the Smart Online segment.

Sources of Revenue

We derive revenues from the following sources:

•	Subscription fees - monthly fees charged to end-users for access to our SaaS applications.

•	License fees – fees charged for licensing of platforms or applications. Licenses may be perpetual or for a specific term.

•	Integration fees - fees charged to partners to integrate their products into our syndication platform.

•	Syndication fees

o	fees charged to syndication partners to create a customized private-label site.

o	barter revenue derived from syndication agreements with media companies.

•	Professional services fees - fees related to consulting services which complement our other products and applications.

•	Other revenues - revenues generated from non-core activities such as sales of shrink-wrapped products, original equipment manufacturer, or OEM, contracts and miscellaneous other revenues.

Our current primary focus is to target established companies that have both a substantial base of small business customers as well as a recognizable and trusted brand name. We are also seeking to establish partnerships with smaller companies with a specific vertical expertise catering to the small business customer base that we view as more ready to adopt new technologies. Our goal is to enter into partnerships with these companies whereby they private label our products and offer them to their base of small business customers. We believe the combination of the magnitude of their customer bases and their trusted brand names and recognition will help drive our subscription volume. In addition, we are targeting larger or developing enterprises that are developing a customized application delivery system or IT solution that might utilize our platforms as a solution. Such enterprises might wish to use our platform(s) as the framework into which they will integrate their own or other third-party applications, or they might wish to use all or some of our existing applications. Such solutions generally would generate licensing revenue and potentially subscription revenue for us if the customer desires that our applications be made a part of their solution.

Subscription revenues consist of sales of subscriptions directly to end-users, or to others for distribution to end-users, hosting and maintenance fees, and e-commerce website design fees. Subscription sales are made either on a subscription or on a “for fee” basis. Subscriptions, which include access to most of our offerings, are payable in advance on a monthly basis and are typically paid via credit card of the individual end-user or the aggregating entity. We offer new subscribers a limited free use period and notify such free users that we will terminate access it they fail to become paid subscribers within a certain period of time. We expect lower net subscription fees from subscribers at the private label syndication websites of our partners than from our main portal since our syndication agreements require us to share revenue generated from syndication sites with each respective partner. In the first nine months of 2007, 98% of our subscription revenue was generated by our Smart Commerce segment, and the remaining 2% by our Smart Online segment. As of September 30, 2007, we had an aggregate of approximately 13,500 subscribers: approximately 13,100 through our Smart Commerce segment and 400 through our Smart Online segment.

Licensing revenue consists of perpetual or term license agreements for the use of the Smart Online platform, the Smart Commerce platform or any of our applications. Perpetual license revenue is typically recorded in the period the license is sold and meets the requirements of American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2; specifically, that there is evidence of an arrangement, the product has been delivered, the fee is fixed and determinable, and collection is reasonably assured. The revenue associated with term licenses is typically recorded over the period of the license. In the first nine months of 2007, 58% of our licensing revenue was generated by our Smart Online segment and 42% by our Smart Commerce segment.

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

In certain instances, we have integrated products offered by other companies into our products or websites. This integration approach is a means for the integration partner to generate additional traffic to its own website or revenue for its own product while expanding the range of our products and services. Such revenue is recorded as integration revenue. Our integration contracts also provide for us to receive a percentage of revenue generated by our partner. Such revenues have been immaterial during the nine months ended September 30, 2007.

Page | 17

Both syndication and integration fees are recognized on a monthly basis over the life of the contract, although a significant portion of integration fees is received upfront. Our contracts and support contracts are generally non-cancelable, though customers typically have the right to terminate their contracts for cause if we fail to perform. We generally invoice our paying syndication or integration partners in annual or monthly installments, and typical payment terms provide that they pay us within 30 days of invoice. Invoiced amounts are recorded as accounts receivable and in deferred revenue or revenue depending on whether the appropriate revenue recognition criteria have been met. In general, we collect our billings in advance of the service period. As we shift our focus to increasing subscription revenue, which we deem to have the greatest potential for future revenue growth, we have seen a decrease in syndication and integration revenue through the first nine months of 2007, and we expect this decrease to continue through the remainder of the fiscal year. In the first nine months of 2007, 100% of our syndication and integration revenue was generated by our Smart Online segment.

Professional services fees are fees generated from consulting services. For example, a partner may request that we re-design its website to better accommodate our products or to improve its own website traffic. Such fees are typically billed on a time and material basis and are recognized as revenue when these services are performed and the customer is invoiced. In the nine months of 2007, 100% of our professional services revenue was generated by our Smart Commerce segment.

Other revenues consist primarily of non-core revenue sources such as traditional shrink-wrap software sales and miscellaneous web services. It also includes OEM revenue generated through sales of our applications bundled with products offered by manufacturers such as Dell, Gateway and CompUSA. Revenues from OEM arrangements are reported and paid to us on a quarterly basis. In the first nine months of 2007, 33% of our other revenues were generated by our Smart Online segment and the remaining 67% were generated by our Smart Commerce segment.

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

Operating Expenses

In previous years, our efforts primarily focused on basic product development and integration. In the fourth quarter of 2006, we shifted our focus to increasing subscription revenue while concentrating our development efforts on enhancements and customization of our proprietary platforms and applications. In the early part of 2007, we also began to focus on licensing our platform products and applications. As of September 30, 2007, we had 56 employees. Most employees perform multiple functions.

Research and Development. Historically, we have not capitalized any costs associated with the development of our products and platforms. SFAS No. 86 requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Because any such costs that would be capitalized following the establishment of technological feasibility would immediately be written off due to uncertain realizability, all such costs have been recorded as research and development costs and expensed as incurred. Because of our proprietary, scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase substantially in absolute dollars, but decrease as a percentage of total revenue, as we hire additional personnel in both segments to enhance and customize our platforms and applications.

Sales and Marketing. Historically, we spent limited funds on marketing, advertising, and public relations. Our business model of partnering with established companies with extensive small business customer bases allows us to leverage the marketing dollars spent by our partners rather than requiring us to incur such costs. We do not conduct any significant direct marketing or advertising programs. Our sales and marketing costs have increased significantly in 2007 due to the addition of several sales personnel. As we begin to grow the number of subscribers to our products, we expect sales and marketing expense to increase due to the percentages of revenue we may be required to pay to partners as marketing fees.

Page | 18

General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, legal, human resources, and information technology personnel, professional fees, and other corporate expenses, including facilities costs. We anticipate general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company. Non-recurring general and administrative expenses increased significantly in 2006 as a result of the suspension of trading of our securities by the Securities and Exchange Commission, or the SEC, the related SEC investigation, and the internal investigation of matters relating to that suspension. Our expenses related to these matters decreased to an immaterial amount in the fourth quarter of 2006 and first half of 2007. Due to legal matters in which we are involved, as more fully described in Part II, Item 1, “Legal Proceedings” of this report, legal fees increased significantly in the third quarter of 2007, and we expect those increased costs to continue through the first half of 2008. We also expect to incur additional material costs in 2007 and 2008 as we take the necessary steps to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Stock-Based Expenses. Our operating expenses include stock-based expenses related to stock awards, options and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which resulted and will continue to result in material costs on a prospective basis as long as a significant number of options are outstanding. In addition, in June 2007, we limited the issuance of awards under our 2004 Equity Compensation Plan, or the 2004 Plan, to awards of restricted or unrestricted stock and do not anticipate any further stock option awards to be granted under the 2004 Plan.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically re-evaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. Management has consistently applied the same critical accounting policies and estimates which are fully described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Effective January 1, 2007, a major customer executed a letter of clarification which more clearly defined the roles and responsibilities of each party. Individual Business Owners, or IBOs, associated with this customer are provided e-commerce, domain name and email services. In exchange for marketing these services to its IBOs, the customer is paid a marketing fee. At the inception of the business relationship, it was agreed that the customer would collect the gross service fee from the IBOs, and the customer would retain its marketing fee and remit the net remaining cash to us. Because the roles and responsibilities of each party were vaguely defined in the past, revenue was recorded only on the net cash received. Following the execution of the letter of clarification and in accordance with Emerging Issues Task Force, or EITF, 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, this revenue is now recorded as the gross amount paid by the IBO and a sales and marketing expense for the marketing services rendered by the customer. Ultimately, the effect on net income is nil; however, subscription revenue and sales and marketing expense are effectively and appropriately recognized on a gross basis. Because the new accounting method was triggered by a clarification to the existing agreement and not by a change from one accepted accounting method to another, the 2006 subscription revenue was not retroactively adjusted as would be required by SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3, or SFAS No. 154. For the three months and nine months ended September 30, 2007, this accounting method resulted in approximately $203,000 and $691,000, respectively, of additional subscription revenue and a corresponding charge to sales and marketing expense.

We derive revenue from the licensing of software platforms along with the sale of associated maintenance, consulting, and application development services. The arrangement may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. We use the residual method pursuant to SOP 97-2. This method allows us to recognize revenue for a delivered element when such element has vendor specific objective evidence, or VSOE, of the fair value of the delivered element. If VSOE cannot be determined or maintained for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

If multiple-element arrangements involve significant development, modification or customization or if it is determined that certain elements are essential to the functionality of other elements within the arrangement, revenue is deferred until all elements necessary to the functionality are provided by us to a customer. The determination of whether the arrangement involves significant development, modification or customization could be complex and require the use of judgment by management.

The amount of revenue to be recognized from development and consulting services is typically based on estimates involving total costs to complete, the stage of completion and the amount of work performed in a given period. The assumptions and estimates made to determine total costs and stage of completion may affect the timing of revenue recognition. Changes in estimates of progress to completion and costs to complete are accounted for as cumulative catch-up adjustments.

Page | 19

Under SOP 97-2, provided the arrangement does not require significant development, modification or customization, revenue is recognized when all of the following criteria have been met:

1.	persuasive evidence of an arrangement exists
2.	delivery has occurred
3.	the fee is fixed or determinable
4.	collectability is probable

If at the inception of an arrangement, the fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due and payable. If collectability is deemed not probable, revenue is deferred until payment is received or collection becomes probable, whichever is earlier. The determination of whether fees are collectible requires judgment of management, and the amount and timing of revenue recognition could change if different assessments are made.

We are currently facing legal actions from stockholders as well as a former employee, some of which relate to the charges filed against our former Chief Executive Officer described in Part II, Item 1, “Legal Proceedings” in this report. At this time, we are not able to determine the likely outcome of these legal matters, nor can we estimate our potential financial exposure. Management has made an initial estimate based upon its knowledge, experience and input from legal counsel, and we have accrued approximately $300,000 of additional legal reserves. Such reserves will be adjusted in future periods as more information becomes available.

Overview of Results of Operations for the Three Months Ended September 30, 2007 and September 30, 2006

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
REVENUES:
Integration Fees	$-	$6,250
Syndication Fees	15,000	57,352
Subscription Fees	830,660	429,426
Professional Services Fees	378,068	242,177
License Fees	200,000	-
Other Revenues	5,467	14,001
Total Revenues	1,429,195	749,206

COST OF REVENUES	168,035	31,311

GROSS PROFIT	1,261,160	717,895

OPERATING EXPENSES:
General and Administrative	1,398,170	1,208,044
Sales and Marketing	635,201	135,027
Research and Development	636,780	455,997

Total Operating Expenses	2,670,151	1,799,068

LOSS FROM CONTINUING OPERATIONS	(1,408,991)	(1,081,173)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(139,124)	(51,746)
Takeback of Investor Relations Shares	-	1,562,500
Legal Reserve and Debt Forgiveness, Net	(39,477)	-
Other Income	24,866	-

Total Other Income (Expense)	(153,735)	1,510,754
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,562,726)	429,581
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM, net of tax	-	(2,329,429)
NET LOSS
Net loss attributed to common stockholders	$(1,562,726)	$(1,899,848)
NET LOSS PER SHARE:
Continuing Operations
Basic and Fully Diluted	$(0.09)	0.03
Discontinued Operations
Basic and Fully Diluted	$-	(0.15)
Net Loss Attributed to Common Stockholders
Basic	$(0.09)	(0.13)
Fully Diluted	(0.09)	(0.12)
SHARES USED IN COMPUTING NET LOSS PER SHARE
Basic	17,292,639	15,127,510
Fully Diluted	17,292,639	15,387,110

Page | 20

The following table shows our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006

REVENUES:
Integration Fees	0%	1%
Syndication Fees	1%	8%
Subscription Fees	58%	57%
Professional Services Fees	26%	32%
License Fees	14%	0%
Other Revenues	1%	2%
Total revenues	100%	100%

COST OF REVENUES	12%	4%

GROSS PROFIT	88%	96%

OPERATING EXPENSES:
General and Administrative	98%	161%
Sales and Marketing	44%	18%
Research and Development	45%	61%

Total Operating Expenses	187%	240%

LOSS FROM OPERATIONS	(99)%	(144)%

OTHER INCOME (EXPENSE):
Interest Income (Expense), net	(10)%	(7)%
Other Income	2%	0%
Takeback of Investor Relations Shares	0%	209%
Legal Reserve and Debt Forgiveness, Net	(3)%	0%
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM, net of tax	0%	(311)%

NET INCOME(LOSS)	(109)%	(254)%

Page | 21

Overview of Results of Operations of the Three Months Ended September 30, 2007

Total revenues were $1,429,000 for the third quarter of 2007 compared to $749,000 for the third quarter of 2006, representing an increase of $680,000, or 91%. Gross profit increased $543,000, or 76%, to $1,261,000 from $718,000. Operating expenses increased $871,000, or 48%, to $2,670,000 from $1,799,000. Loss from continuing operations grew to $1,409,000 from $1,081,000, an increase of $328,000, or 30%, while net loss from continuing operations grew to $1,563,000 from a gain of $430,000, an increase in loss of $1,993,000. Net loss attributed to common stockholders for the three months ended September 30, 2007 decreased $337,000, or 18%, to $1,563,000 from $1,900,000. The net loss for the third quarter of 2006 included other non-cash income of $1,562,500 related to the takeback of certain investor relations shares. Net loss attributed to common stockholders for the third quarter of 2007 decreased $337,000, or 18%, to $1,563,000 from $1,900,000.

Comparison of the Results of Operations for the Three Months Ended September 30, 2007 and September 30, 2006

Revenues

Total revenues were $1,429,000 for the third quarter of 2007 compared to $749,000 for the third quarter of 2006 representing an increase of $680,000, or 91%. This increase is primarily attributable to increases in revenue from license fees of $200,000, subscription fees of $402,000 and professional services fees of $136,000, which were offset by decreases in integration revenue of $6,000, syndication fees of $42,000 and other revenues of $9,000.

Revenues from license fees increased to $200,000 for the third quarter of 2007 from $0 for the third quarter of 2006 and represented 14% of our consolidated revenue for the third quarter of 2007. This increase is attributable to a $400,000 platform license sale in our Smart Commerce segment in the second quarter of 2007. Such revenue was deferred based on collectability issues. In the third quarter of 2007, we received a payment of $200,000 related to that platform license and the cash received was recognized as revenue in the third quarter of 2007 in accordance with SOP 97-2.

Subscription revenues increased $402,000, or 94%, to $831,000 for the third quarter of 2007 from $429,000 for the third quarter of 2006. This increase was due to approximately $203,000 of additional revenue recorded in the third quarter of 2007 due to our adoption of gross revenue reporting. As discussed above, certain subscription revenues that were recorded net for the third quarter of 2006 were recorded as gross for the third quarter of 2007. Because the new accounting method was triggered by a clarification to an existing agreement and not by a change from one accepted accounting method to another, the 2006 subscription revenues were not retroactively adjusted as would be required by SFAS No. 154. Therefore, subscription revenues for the third quarter of 2007 are not recorded in the same manner as subscription revenues for the third quarter of 2006.  If revenue from this customer had been recognized on a net basis (making it comparable to the third quarter of 2006), subscription revenues for the third quarter of 2007 would have been approximately $628,000, as compared to approximately $429,000 in the same period of 2006, an increase of approximately $199,000, or 46%. The remaining increase was the result of two new customers in our Smart Commerce segment, one of which launched in June 2007 and the other in July 2007.

Revenues from professional services fees, all of which are derived from our Smart Commerce segment, increased $136,000, or 56%, to $378,000 for the third quarter of 2007 from $242,000 for the third quarter of 2006. This increase was attributable to the addition of one new customer as well as additional services being provided to one existing customer.

Integration revenues decreased $6,250, or 100%, to $0 for the third quarter of 2007 as compared to $6,250 for the same period in 2006. The third quarters of 2007 and 2006 also included $0 and $5,000, respectively, of revenue derived from barter transactions. Almost all integration contract revenue was recognized by the end of 2006 and we have entered into no new integration agreements. As we shift our focus to growing subscription and license revenue, we have not sought any new or additional integration partners.

Syndication revenues decreased $42,000, or 74%, to $15,000 for the third quarter of 2007 from $57,000 for the third quarter of 2006. This decrease primarily is due to a change in our strategy regarding syndication fees. In the past, we sought and received syndication fees as part of our contracts with partners to set up private label websites. Currently, as part of our efforts to increase the number of subscribers to our services through these partnerships, we are no longer seeking contracts which include such syndication fees and are focusing on increasing subscription revenues from end subscribers. The $15,000 of recognized syndication revenues in the third quarter of 2007 relates to a monthly hosting fee in the amount of $5,000 from one syndication partner.

Other revenues decreased $9,000, or 64%, to $5,000 for the third quarter of 2007 as compared to $14,000 for the same period in 2006. This revenue is generated from non-core activities such as sales of shrink-wrapped products, OEM contracts and miscellaneous other revenues.

Cost of Revenues

Cost of revenues increased $137,000, or 442%, to $168,000 in the third quarter of 2007 from $31,000 in the third quarter of 2006, primarily as a result of increased hosting costs at our Smart Commerce segment related to hosting for additional customers, which resulted in an increase in cost of revenues of approximately $70,000. There was approximately $65,000 of additional expense incurred in the third quarter of 2007 at the Smart Online segment as compared to the third quarter of 2006 related to the addition of several employees in our call center providing customer service which are categorized as cost of revenues.

Page | 22

Operating Expenses

Operating expenses increased $871,000, or 48%, to $2,670,000 for the third quarter of 2007 from $1,799,000 during the third quarter of 2006. This increase is primarily due to an increase in general and administrative expenses of approximately $190,000, an increase in research and development expenses of approximately $181,000, and an increase in sales and marketing expense of approximately $500,000.

General and Administrative - General and administrative expenses increased by $190,000, or 16%, to $1,398,000 for the third quarter of 2007 from $1,208,000 for the third quarter of 2006. This increase was primarily due to certain increases in expenses at the Smart Online segment. There was an increase in wages and associated taxes of approximately $73,000 related to the hiring of a new Chief Operating Officer as well as the appointment of an interim Chief Executive Officer. Compensation expense required by SFAS No. 123R increased by $21,000 from the prior period as there have been several grants of restricted stock which had portions vest in the third quarter of 2007. Legal and professional fees increased by approximately $150,000 over the corresponding period in 2006 due to the legal fees incurred in connection with the legal proceedings brought during the third quarter of 2007 against us, our former executive officer and a former employee. Rent for the period increased approximately $16,000 over the preceding period as a result of a rent increase at the North Carolina corporate office and the addition of a sales office in Iowa, which was subsequently closed in September 2007. Board compensation increased by approximately $14,000 due to the addition of independent directors between September 30, 2006 and 2007. Investor relations expense increased approximately $15,000 as we retained consultants to assist with our analysis of returning to a national market and address blue sky issues related to the registration statement we filed in April 2007. These additions were offset by a reduction of approximately $116,000 of registration rights penalties as we successfully filed a registration statement in 2007 terminating such penalties. In the third quarter of 2006, we paid a commission of $55,000 to a related party in connection with the sale of our Smart CRM segment. There was no corresponding charge in 2007. At the Smart Commerce segment, credit card transaction fees increased by approximately $23,000 in the third quarter of 2007 compared to the third quarter of 2006 as we launched several new customer websites which generated revenue along with associated credit card processing fees.

We are currently disputing our insurance carrier's refusal to cover certain legal expenses related to our securities litigation matters. We contend that these legal expenses should be reimbursed by our insurance carrier. Because the outcome of this dispute is unclear, we have expensed all legal costs incurred with respect to the SEC matters and our internal investigation, and we will account for any insurance reimbursement, should there be any, in the period such amounts are reimbursed.

Sales and Marketing - Sales and marketing expense increased to $635,000 in the third quarter of 2007 from $135,000 in the third quarter of 2006, an increase of $500,000, or 370%. As detailed in the Revenues section above, in the Smart Commerce segment, there was approximately $203,000 of additional revenue recorded in the third quarter of 2007 due to our adoption of gross revenue reporting. A corresponding increase in sales and marketing expense of $203,000 was recorded in association with the new gross accounting method. In addition, the two new customers created revenue share expense in the amount of approximately $215,000 for the third quarter of 2007, for which there was no corresponding expense in the third quarter of 2006. At the Smart Online segment, there was an increase in sales and marketing wages of approximately $38,000 as we had expanded our sales force in both our North Carolina and Iowa offices earlier in 2007. The Iowa office was subsequently closed in September of 2007 as part of our internal restructuring. During the second quarter of 2007, a former employee became a sales consultant, which generated consulting expense of approximately $23,000 in the third quarter of 2007 for which there was no corresponding expense in the third quarter of 2006. That consulting contract was terminated in November of 2007.

Research and Development - Research and development expense increased to $637,000 in the third quarter of 2007 from $456,000 in the third quarter of 2006, an increase of approximately $181,000, or 40%. This increase is due primarily to increased wages, payroll taxes and commission expenses from the Smart Online segment of approximately $178,000 as we added research and development personnel. We expect research and development expenses to increase during the last quarter of 2007 as a result of anticipated hiring of additional research and development personnel for both the Smart Online and Smart Commerce segments to enhance and customize our platforms and applications and launch additional private label sites.

Other Income (Expense)

We incurred net interest expense of $139,000 during the third quarter of 2007 compared to $52,000 during the third quarter of 2006, an increase of approximately $87,000, or 169%. Interest expense increased as a direct result of the notes payable to Fifth Third Bank related to the refinance of the debt to the sellers of iMart Incorporated, or iMart. The Fifth Third Bank note was originated in the fourth quarter of 2006, so there was no corresponding interest expense in the third quarter of 2006. The monthly interest on that note has been approximately $11,000 per month but decreases each month as our outstanding principal balance is reduced. Additionally, interest expense of approximately $33,000 was incurred during the third quarter of 2007 on our revolving line of credit with Wachovia Bank, NA, or Wachovia. We earned interest income of $35,000 during the third quarter of 2007 on money market account deposits compared to $3,000 earned for the same period in 2006. The third quarter 2007 interest income increase was attributable to the interest earned on the cash proceeds of the February 2007 private placement described in Note 7, “Stockholders’ Equity,” to the consolidated financial statements in this report.

Page | 23

We realized a gain of $211,000 during the third quarter of 2007 from negotiated and contractual releases of outstanding liabilities compared to $0 gain from debt forgiveness in the third quarter of 2006. During the third quarter of 2007, we recorded reserves of approximately $300,000 for legal expenses and losses we might incur as a result of the litigation we are facing.

Overview of Results of Operation for the Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
REVENUES:
Integration Fees	$5,000	$182,660
Syndication Fees	45,000	183,619
Subscription Fees	2,040,243	1,476,194
Professional Services Fees	984,548	601,200
License Fees	480,000	450,000
Other Revenues	20,720	54,312
Total Revenues	3,575,511	2,947,985

COST OF REVENUES	355,942	212,515

GROSS PROFIT	3,219,569	2,735,470

OPERATING EXPENSES:
General and Administrative	3,567,385	4,844,464
Sales and Marketing	1,563,653	666,940
Research and Development	1,908,644	1,279,198
Total Operating Expenses	7,039,682	6,790,602

LOSS FROM CONTINUING OPERATIONS	(3,820,113)	(4,055,132)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(400,910)	(190,802)
Gain on Debt Forgiveness	-	144,351
Takeback of Investor Relations Shares	-	3,125,000
Gain (Loss) from Legal Settlements	(34,877)	-
Writeoff of Investment	-	(25,000)
Other Income	168,672	-
Total Other Income (Expense)	(267,115)	3,053,549
NET LOSS FROM CONTINUING OPERATIONS	(4,087,228)	(1,001,583)

DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM, net of tax	-	(2,525,563)
NET LOSS
Net loss attributed to common stockholders	$(4,087,228)	$(3,527,146)
NET LOSS PER SHARE:
Continuing Operations
Basic and Fully Diluted	$(0.24)	(0.07)
Discontinued Operations
Basic and Fully Diluted	$-	(0.17)
Net Loss Attributed to Common Stockholders
Basic	$(0.24)	(0.23)
Fully Diluted	(0.24)	(0.23)
SHARES USED IN COMPUTING NET LOSS PER SHARE
Basic and Fully Diluted	17,002,827	15,077,583

Page | 24

The following table shows our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

REVENUES:
Integration fees	0%	6%
Syndication fees	1%	6%
Subscription fees	57%	50%
Professional services fees	28%	21%
License fees	1%	15%
Other revenues	13%	2%
Total revenues	100%	100%

COST OF REVENUES	10%	7%

GROSS PROFIT	90%	93%

OPERATING EXPENSES:
General and administrative	100%	164%
Sales and marketing	44%	23%
Research and development	53%	43%

Total operating expenses	197%	230%

LOSS FROM OPERATIONS	(107)%	(137)%

OTHER INCOME (EXPENSE):
Interest expense, net	(11)%	(7)%
Other income	5%	0%
Writeoff of investment	0%	(1)%
Takeback of investor relations shares	0%	106%
Loss on legal settlements	(1)%	0%
Gain on debt forgiveness	0%	5%
Total Other Income (Expense)	(7)%	103%
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM, net of tax	0%	(86)%
NET INCOME (LOSS)	(114)%	(120)%

Page | 25

Overview of Results of Operations for the Nine Months Ended September 30, 2007

Total revenues were $3,576,000 for the nine months ended September 30, 2007 compared to $2,948,000 for the nine months ended September 30, 2006, representing an increase of $628,000, or 21%. Gross profit increased $485,000, or 18%, to $3,220,000 from $2,735,000. Operating expenses increased $249,000, or 4%, to $7,040,000 from $6,791,000. Loss from continuing operations decreased by $235,000, or 6%, to $3,820,000 from $4,055,000, while net loss from continuing operations grew by $3,085,000, or 303%, to $4,087,000 from $1,002,000. The net loss for the nine months ended September 30, 2006 included other non-cash income of $3,125,000 related to the takeback of certain investor relations shares. Net loss attributable to common stockholders for the nine months ended September 30, 2007 increased $560,000, or 16%, to $4,087,000 from $3,527,000.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2007 and September 30, 2006

Revenues.

Total revenues were $3,576,000 for the nine months ended September 30, 2007 compared to $2,948,000 for the same period of 2006, representing an increase of $628,000, or 21%. This increase is primarily attributable to increases in subscription fees of $564,000, professional services fees of $384,000 and license fees of approximately $30,000, offset by decreases in integration and syndication fees of approximately $316,000 and other revenues of approximately $34,000.

Revenues from license fees increased by $30,000, or 7%, to $480,000 for the nine months ended September 30, 2007 from $450,000 for the same period of 2006, representing 13% of our consolidated revenue for the first three quarters of 2007. This increase is attributable to there being one $280,000 platform license sale from the Smart Online segment in the first nine months of 2007 and one $200,000 sale in the Smart Commerce segment, as compared to one $450,000 license sale in the Smart Commerce segment for the same period in 2006.

Subscription revenues increased approximately $564,000, or 16%, to $2,040,000 for the nine months ended September 30, 2007 from $1,476,000 for the nine months ended September 30, 2006. This increase was due to approximately $691,000 of additional revenue recorded in the nine months ended September 30, 2007 due to our adoption of gross revenue reporting. As discussed above, certain subscription revenues recorded on a net basis for the nine months ended September 30, 2006 were recorded on a gross basis for the nine months ended September 30, 2007. Because the new accounting method was triggered by a clarification to an existing agreement and not by a change from one accepted accounting method to another, the 2006 subscription revenues were not retroactively adjusted as would be required by SFAS No. 154. Therefore, subscription revenues for the nine months ended September 30, 2007 are not recorded in the same manner as subscription revenues for the nine months ended September 30, 2006. If revenue from this customer had been recognized on a net basis (making it comparable to the nine months ended September 30, 2006), subscription revenues for the nine months ended September 30, 2007 would have been approximately $1,350,000 as compared to approximately $1,476,000 in the same period of 2006. This net decrease of approximately $126,000 primarily resulted from a decrease in the number of subscribers resulting from the 2006 restructuring of a major customer of the Smart Commerce segment, which lowered gross revenue by approximately $493,000. This decrease was partially offset by the addition of two new customers in the Smart Commerce segment that generated an additional $367,000 of gross revenue.

Revenues from professional services fees, all of which are derived from our Smart Commerce segment, increased to $985,000 for the nine months ended September 30, 2007 from $601,000 for the nine months ended September 30, 2006. This increase of $384,000, or 64%, was attributable to the addition of one new customer as well as additional services being provided to one existing customer.

Integration revenues decreased $178,000, or 97%, to $5,000 for the nine months ended September 30, 2007 as compared to $183,000 for the same period in 2006. The 2007 and 2006 periods also included $0 and $5,000 of revenue derived from barter transactions, respectively. Almost all integration contract revenue was recognized by the end of 2006 and we have entered into no new integration agreements. As we shift our focus to growing subscription revenue, we have not sought any new or additional integration partners.

Syndication revenues decreased $139,000, or 76%, to $45,000 for the nine months ended September 30, 2007 as compared to $184,000 for the same period in 2006. This decrease primarily is due to a change in our strategy regarding syndication fees. In the past, we sought and received syndication fees as part of our contracts with partners to set up private label websites. Currently, as part of our efforts to increase the number of subscribers to our services through these partnerships, we are no longer seeking contracts which include such revenues and are focusing on increasing subscription revenues. The $45,000 of recognized syndication revenues in the nine months ended September 30, 2007 relates to a monthly hosting fee in the amount of $5,000 from one syndication partner.

Other revenues totaled approximately $21,000 for the nine months ended September 30, 2007 as compared to $54,000 for the comparable period in 2006. Other revenues relate primarily to smaller OEM contracts and other miscellaneous revenues. These are non-core and non-recurring sources of revenue. The decrease is primarily related to decreased sales of remnant shrink wrap products.

Page | 26

Cost of Revenues

Cost of revenues increased $143,000, or 67%, to $356,000 in the nine months ended September 30, 2007, from $213,000 in the comparable period in 2006, primarily as a result of increased hosting costs at our Smart Commerce segment related to hosting for additional customers, which resulted in an increase in cost of revenues of approximately $75,000. There was approximately $66,000 of additional expense incurred in the nine months ended September 30, 2007 at the Smart Online segment as compared to the same period of 2006 related to the addition of several employees in our call center providing customer service which are categorized as cost of revenues.

Operating Expenses

Operating expenses increased $249,000, or 4%, to $7,040,000 for the nine months ended September 30, 2007 from $6,791,000 for the nine months ended September 30, 2006. This increase is primarily due to an increase in sales and marketing expenses of approximately $897,000 and an increase in research and development expenses of approximately $630,000, offset by a decrease in general and administrative expenses of approximately $1,277,000.

General and Administrative - General and administrative expenses decreased by $1,277,000, or 26%, to $3,567,000 for the nine months ended September 30, 2007 from $4,844,000 in the same period of 2006. This decrease is primarily due to a reduction of $719,000 in legal fees as the nine months ended September 30, 2006 included legal expense related to the SEC’s suspension of trading of our securities and our own internal investigation. Those 2006 legal fees of approximately $900,000 were partially offset by an increase in legal fees of approximately $200,000 incurred in the third quarter of 2007 related to legal actions against us and a former executive officer and a former employee. Compensation expense required by SFAS No. 123R decreased $48,000 from the prior period. This decrease was primarily due to minimal option grants from the nine months ended September 30, 2006 through the end of the nine months ended September 30, 2007, and because the number of expirations exceeded the grants. This decrease was offset by an increase in such expense as a result of the lapse of a portion of the restrictions for several grants of restricted shares in 2007. Registration rights penalties decreased $323,000 as certain stockholders settled claims for registration penalties in the nine months ended September 30, 2007, and no additional penalties were accrued for those individuals. In addition, our filing of a resale registration statement enabled us to avoid similar registration rights penalties in 2007 as compared to those incurred during prior years. Accounting expense was reduced by approximately $151,000 in the first nine months of 2007 as compared to the same period in 2006 primarily through the hiring of a full-time Chief Financial Officer and the elimination of using outside firms to provide those services. In addition, the 2006 period contains additional audit fees incurred as we engaged new independent accountants following the resignation of our previous independent accountants.

We are currently disputing our insurance carrier's refusal to cover certain legal expenses related to our securities litigation matters. We contend that these legal expenses should be reimbursed by our insurance carrier. Because the outcome of this dispute is unclear, we have expensed all legal costs incurred with respect to the SEC matters and our own internal investigation, and we will account for any insurance reimbursement, should there be any, in the period such amounts are reimbursed.

Sales and Marketing - Sales and marketing expense was $1,564,000 for the nine months ended September 30, 2007, up from $667,000 in the nine months ended September 30, 2006, an increase of $897,000, or 134%.  As detailed in the Revenues section above, due to our adoption of gross revenue reporting for the nine months ended September 30, 2007, we recorded approximately $691,000 of additional revenue and an equivalent increase in sales and marketing expense. In addition, two new customers at the Smart Commerce segment resulted in revenue share expense of approximately $227,000, for which there was no corresponding charge for the nine months ended September 2006. The expansion of the Smart Online segment’s sales and marketing offices in North Carolina and Iowa resulted in additional wages for the nine months ended September 30, 2007 of approximately $89,000 as compared to the corresponding period of 2006. Our Iowa office was closed in September 2007 as part of our internal restructuring. These increases were offset by several decreases in sales and marketing expense in the Smart Online segment, including a $38,000 reduction in barter advertising expense and a $75,000 decrease in revenue share expense, as we paid our partners a fee in the nine months ended September 30, 2006 for a syndication contract and had no similar expense in the nine months ended September 30, 2007.

Generally, we expect we will need to increase sales and marketing expenses before we can substantially increase our revenue from sales of subscriptions. We increased investment in sales and marketing by increasing the number of direct sales personnel and increasing penetration within our existing customer base, expanding our domestic selling and marketing activities, attempting to build brand awareness and participating in additional marketing programs, and we are planning to continue to increase these investments.

Research and Development - Research and development expense increased to $1,909,000 in the nine months ended September 30, 2007 from $1,279,000 in the nine months ended September 30, 2006, an increase of approximately $630,000, or 49%. This increase is due to several factors in the Smart Online segment, including increases of $227,000 in consulting expense for our accounting application and an increase of $275,000 for wages for additional staffing. In addition, at our Smart Commerce segment, our research and development wages increased by approximately $80,000 and our consulting expense increased by approximately $47,000 related to additional staff and support required to accommodate our new customers.

Page | 27

Other Income (Expense)

We incurred net interest expense of $401,000 during the nine months ended September 30, 2007 compared to $191,000 during the nine months ended September 30, 2006. Interest expense increased as a direct result of approximately $320,000 of interest expense related to the amortization of deferred financing costs of the warrants issued to Atlas Capital, S.A., or Atlas. Additionally, interest expense of approximately $92,000 was incurred on our revolving line of credit with Wachovia and $150,000 of interest expense was incurred related to the Smart Commerce loan with Fifth Third Bank during the nine months ended September 30, 2007. Interest income for our Smart Online segment totaling $115,000 was earned on money market account deposits compared to $5,000 earned for the same period in 2006. The first nine months of 2007 interest income increase was attributable to the interest earned on the cash proceeds of the February 2007 private placement described in Note 7, “Stockholders’ Equity,” to the consolidated financial statements in this report.

We realized a gain of $215,000 during the nine months ended September 30, 2007 from negotiated and contractual releases of outstanding liabilities as compared to $144,000 in the nine months ended September 30, 2006. During 2007, we recorded reserves of approximately $300,000 for legal expenses and losses we might incur as a result of litigation we are facing.

One of the assets purchased as part of our acquisition of iMart was a $25,000 investment in a privately held company that was a customer of iMart's. Management determined that it is likely that such investment is currently worthless, so the entire $25,000 investment along with approximately $65,000 of the accounts receivable due from that customer was written off in the nine months ended September 30, 2006. We did not have similar expenses in the nine months ended September 30, 2007. This accounts for $90,000 decrease in other expenses.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the third quarter of 2007 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. We have approximately $35,000,000 in net operating loss carryforwards, which may be utilized to offset future taxable income.

Liquidity and Capital Resources

At September 30, 2007, our principal sources of liquidity were unrestricted cash and cash equivalents totaling $2,228,000 and accounts receivable of $964,000. As of November 12, 2007, our principal sources of liquidity were cash and cash equivalents totaling approximately $1,300,000 and accounts receivable of approximately $821,000.  However, $250,000 of our cash is restricted under the loan agreement with Fifth Third Bank as described below. As of September 30, 2007, we have drawn approximately $2.1 million of our $2.5 million line of credit with Wachovia, leaving approximately $400,000 available for our operations.

At September 30, 2007, we had a working capital deficit of approximately $1.0 million, however the proceeds raised through the secured subordinated convertible notes sold on November 14, 2007 results in approximately $1.7 million of working capital as of November 12, 2007. In addition, we may call up to approximately $5.2 million of additional funding from our convertible noteholders as well as an additional $0.4 million under our Line of Credit with Wachovia.

Cash Flow from Operations. Cash flows used in operations for the nine months ended September 30, 2007 totaled $3,039,000, up from $2,049,000 for the nine months ended September 30, 2006. This increase is primarily due to increased accounts receivable as well as the loss of cash flow from discontinued operations.

Cash Flow from Financing Activity. For the nine months ended September 30, 2007, we generated a total of $5,029,000 net cash from our financing activities, up from $871,000 for the nine months ended September 30, 2006. This net cash was generated through both equity and debt financing, as described below.

Equity Financing. In a transaction that closed on February 21, 2007, we sold an aggregate of 2,352,941 shares of our common stock to two new investors, or the Investors. The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement, or the SPA, between us and each of the Investors. The aggregate gross proceeds to us were $6 million, and we incurred issuance costs of approximately $637,000 as of September 30, 2007. These costs were higher than the $585,000 originally anticipated due to state securities law filing requirements along with the associated legal fees. Under the SPA, the Investors were issued warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised, if at all, by February 21, 2010.

Page | 28

Debt Financing. On November 9, 2006, Smart Commerce entered into a loan agreement with Fifth Third Bank. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be repaid in 24 monthly installments of $75,000 plus interest beginning in December 2006. The interest rate is prime plus 1.5% as periodically determined by Fifth Third Bank. The loan is secured by all of the assets of Smart Commerce, including a cash security account of $250,000 and all of Smart Commerce's intellectual property. Such restricted cash is scheduled to be released from the restrictions in three equal installments of approximately $83,000, on June 30, 2007, December 31, 2007 and June 30, 2008, if certain debt covenants regarding operating metrics for Smart Commerce are met. Those operating metrics relate to Smart Commerce’s actual results of operations as compared to certain projections provided to Fifth Third Bank at the inception of the loan. Failure to meet these metrics could, after receipt of notice of an event of default from Fifth Third Bank and the expiration of a ten-day cure period, result in an acceleration of the debt. The metrics for the June 30, 2007 release were not met, and therefore, no cash has yet been released. Fifth Third Bank has not notified us that any default exists. As of November 12, 2007, our outstanding principal balance on this debt was approximately $900,000.

On November 14, 2006, we entered into a revolving credit arrangement with Wachovia, or the Line of Credit, for $1.3 million which can be used for general working capital. Any advances made on the Line of Credit were to be paid off no later than August 1, 2007, with monthly payments of accrued interest on any outstanding balance commencing on December 1, 2006. Interest accrues on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. On January 24, 2007, we entered into an amendment to the Line of Credit. The amendment resulted in an increase in the line of credit from $1.3 million to $2.5 million. The pay-off date was also extended from August 1, 2007 to August 1, 2008. The Line of Credit is secured by our deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $2,500,000 issued by HSBC Private Bank (Suisse) S.A. with Atlas as account party. We have separately agreed with Atlas that in the event of a default by us in the repayment of the Line of Credit that results in the letter of credit being drawn, we shall reimburse Atlas any sums that Atlas is required to pay. At our sole discretion, these payments may be made in cash or by issuing shares of our common stock at a set per share price of $2.50. As of November 12, 2007, we have drawn down approximately $2.1 million on the Line of Credit.

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional convertible notes and the Wachovia Line of Credit. We must continue to rely on these sources until we are able to generate sufficient revenue to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing Line of Credit and additional issuances of notes (as described below), together with cash on hand, will provide sufficient funds to finance our operations at least for the next 22 to 28 months, depending on the annual operating budget approved by the Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Recent Developments

As more fully described elsewhere in this report, a stockholder class action lawsuit was filed against us and other defendants on October 18, 2007. This lawsuit may require the re-allocation of significant financial resources from working capital to the payment of legal fees and expenses related to the lawsuit. In addition, certain of the other named defendants may be entitled to indemnification and advancement of legal fees and expenses under our Bylaws. We have referred the complaint to our insurance carrier. Although our carrier has accepted our tender of coverage, it has reserved its right to seek reimbursement of the amounts it pays, and may not pay us all of the expenses we incur, either of which may have a material adverse effect on our results of operations and financial condition.

As more fully described elsewhere in this report, on November 14, 2007 in an initial closing, we sold $3.3 million aggregate principal amount of secured subordinated convertible notes due November 14, 2010. In addition, the noteholders have committed to purchase on a pro rata basis up to $5.2 million aggregate principal of secured subordinated notes upon approval and call by our Board of Directors in future closings. We are obligated to pay interest on the notes at an annualized rate of 8% payable in quarterly installments commencing on February 14, 2008. We do not have the ability to prepay the notes without approval of at least a majority of the principal amount of the notes then outstanding.

3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We had unrestricted cash and cash equivalents totaling $327,000, $1,435,000, and $173,000 at December 31, 2006, 2005, and 2004, respectively. At September 30, 2007, our unrestricted cash was $2,228,000. These amounts were invested primarily in demand deposit accounts and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Two debt instruments have variable interest rates: one is prime + 1.5% and the other is LIBOR + .9% (See Note 6, “Notes Payable,” to the consolidated financial statements). As of September 30, 2007, the outstanding principal balance on these loans was $1,050,000 and $2,052,000, respectively. Due to the relatively short term of these debt instruments combined with the relative stability of interest rates, we do not expect interest rate or market volatility will have a material effect on our cash flows.

Page | 29

4. CONTROLS AND PROCEDURES

Not applicable.
4T. CONTROLS AND PROCEDURES

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective because we have not completed the testing of certain changes in our internal control over financial reporting that were implemented in July 2006. Management first reported on these changes to our internal controls under Item 9A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, or the 2005 Annual Report, and most recently provided an update regarding the implementation of the internal controls in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. See “Changes to Internal Control Over Financial Reporting” below for a more detailed description of the status of these internal control changes.

Changes to Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in our 2005 Annual Report, and as updated in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, we have continued to test certain internal controls added in response to the final findings of our Audit Committee’s investigation related to the SEC’s suspension of trading of our common stock in January 2006. The internal controls that are still being tested for effectiveness as of the end of the period covered by this Quarterly Report include the following:

1.	Our outside counsel has provided periodic educational training for management and directors by outside legal counsel and other appropriate professional advisors.

2.	We have adopted a revised Securities Trading Policy.

3.
We have instituted a program requiring written confirmation of compliance with our Code of Ethics and Conflicts of Interest Policy on a quarterly basis from all members of management and the Board of Directors.

We cannot assure you that we will not in the future identify deficiencies in our controls. However, we plan to continue to review and make any necessary changes to the overall design of our control environment in order to enhance our corporate governance and reporting practices.

II.  OTHER INFORMATION
1.  LEGAL PROCEEDINGS

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a description of material legal proceedings, including the proceedings discussed below.

Page | 30

Securities and Exchange Commission Litigation. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the SEC temporarily suspended the trading of our securities on January 17, 2006 and advised us that it was conducting a non-public investigation. On September 11, 2007, we were informed that Dennis Michael Nouri, our then serving President, Chief Executive Officer, and a director, had been charged in a criminal complaint that alleges federal securities fraud and conspiracy to commit fraud. We are not named in the criminal complaint. The U.S. government filed the complaint under seal on August 1, 2007 in the U.S. District Court for the Southern District of New York. Also named as defendants in the criminal complaint are Reeza Eric Nouri, a former manager of our company, and Ruben Serrano, Anthony Martin, James Doolan, and Alain Lustig, brokers alleged to have participated with the Nouris in the alleged fraud. The criminal complaint alleges that the defendants, directly and indirectly, used manipulative and deceptive devices in violation of Sections 2 and 371 of Title 18 of the U.S. Code, Sections 10(b) and 32 of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act, or Rule 10b-5. On November 8, 2007, as part of this on-going action, the U.S. government filed a grand jury indictment against Dennis Michael Nouri, Reeza Nouri, Reuben Serrano and Alain Lustig in the U.S. District Court for the Southern District of New York. The grand jury indictment charges these defendants with conspiracy to commit securities fraud in violation of Sections 78j(b) and 78 ff of Title 17 of the U.S. Code and Rule 10b-5, wire fraud in violation of Sections 1343 and 1346 of Title 18 of the U.S. Code and commercial bribery in violation of Section 1952(a)(3) of Title 18 of the U.S. Code and Sections 180.00 and 180.03 of the New York State Penal Law. Under the grand jury indictment, the U.S. government is seeking forfeiture from these defendants of all property, real and personal, that constitutes or is derived from proceeds traceable to the commission of the alleged securities fraud offenses.

On September 11, 2007, the SEC filed a civil action against us and the defendants named in the criminal complaint in the U.S. District Court for the Southern District of New York. The SEC complaint alleged that the defendants in this civil action, either directly or indirectly, have engaged in transactions, acts, practices, and courses of business which constitute violations of Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act, and Rule 10b-5. The SEC complaint sought to permanently enjoin each of the civil defendants from committing future violations of the foregoing federal securities laws. The SEC complaint also requested that each of the defendants, excluding us, be required to disgorge his ill-gotten gains and pay civil penalties. The SEC complaint further sought an order permanently barring Michael Nouri from serving as an officer or director of a public company. The SEC complaint did not seek any fines or other monetary penalties against us. On September 28, 2007, we agreed, without admission of any liability, to the entry of a consent judgment against us which permanently enjoins us from further violations of the antifraud provisions of the federal securities laws, specifically Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act, and Rule 10b-5. No fines or other monetary sanctions were levied against us. The consent judgment settles the SEC complaint against us and was entered by the court on October 2, 2007. The litigation is continuing against the other defendants.

Gooden v. Smart Online, Inc. On October 18, 2007, Robyn L. Gooden filed a purported class action lawsuit in the United States District Court for the Middle District of North Carolina naming us, certain of our current and former officers and directors, Maxim Group, LLC, and Jesup & Lamont Securities Corp. as defendants. The lawsuit was filed on behalf of all persons other than the defendants who purchased our securities from May 2, 2005 through September 28, 2007 and were damaged. The complaint asserts violations of federal securities laws, including violations of Section 10(b) of the Exchange Act and Rule 10b-5. The complaint is based on the matters alleged in the SEC complaint described above and asserts that the defendants participated in a fraudulent scheme to manipulate trading in our stock, allegedly causing plaintiffs to purchase the stock at an inflated price. The complaint requests certification of the plaintiff as class representative and seeks, among other relief, unspecified compensatory damages, including interest, plus reasonable costs and expenses, including counsel fees and expert fees.

Nouri v. Smart Online, Inc. On October 17, 2007, Henry Nouri, our former Executive Vice President, filed a civil action against us in the General Court of Justice, Superior Court Division, in Orange County, North Carolina. The complaint alleges that we had no “cause” to terminate Mr. Nouri’s employment and that we breached Mr. Nouri’s employment agreement by notifying him that his employment was terminated for cause, by failing to itemize the cause for the termination, and by failing to pay him benefits to which he would have been entitled had his employment been terminated without “cause.” The complaint seeks unspecified compensatory damages, including interest, a declaratory judgment that no cause existed for the termination of Mr. Nouri’s employment and that Mr. Nouri is entitled to the benefits provided under his employment agreement for a termination without “cause,” and costs and expenses.

At this time, we are not able to determine the likely outcome of the legal matters described above, nor can we estimate our potential financial exposure. Our management has made an initial estimate based upon its knowledge, experience and input from legal counsel, and we have accrued approximately $300,000 of additional legal reserves. Such reserves will be adjusted in future periods as more information becomes available. If an unfavorable resolution of any of these matters occurs, our business, results of operations and financial condition could be materially adversely affected.

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

Page | 31

We have organized these factors into the following categories below:

•	Our Financial Condition

•	Our Products and Operations

•	Our Market, Customers and Partners

•	Our Officers, Directors, Employees and Stockholders

•	Regulatory and Litigation Risks

•	Market for Our Securities

Risks Associated with Our Financial Condition

(1) We have had recurring losses from operations since inception and continue to have negative cash flows. If we do not rectify these deficiencies through additional financing or growth, we may have to cease operations and liquidate our business.

Through September 30, 2007, we have lost an aggregate of approximately $61.4 million since inception on August 10, 1993. During the quarters ended September 30, 2007 and 2006, we incurred a net loss of approximately $1,600,000 and $1,900,000, respectively. At September 30, 2007, we had a working capital deficit of approximately $1.0 million. Due to the secured subordinated convertible note financing that closed on November 14, 2007, we now have approximately $1.7 million of working capital not including additional amounts available to us from future capital calls on the convertible noteholders. Our working capital, including our line of credit, February 2007 financing transaction and convertible note financing, should fund our operations for the next 22-28 months, depending on the annual operating budget approved by our Board of Directors. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, the charges filed against a former officer and a former employee filed by the SEC and the United States Attorney General and the resulting drop in share price, the shareholder class action lawsuit, trading volume and liquidity, may require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan; we may have to liquidate our business.

(2) Any issuance of shares of our common stock in the future could have a dilutive effect on your investment.

We may issue shares of our common stock in the future for a variety of reasons. For example, under the terms of the stock purchase warrant and agreement we entered into with Atlas in January 2007, it may elect to purchase up to 444,444 shares of our common stock at $2.70 per share upon termination of, or if we are in breach under the terms of, our line of credit with Wachovia. In connection with our private financing in February 2007, we issued warrants to the investors to purchase an additional 1,176,471 shares of our common stock at $3.00 per share and a warrant to our placement agent in that transaction to purchase 35,000 shares of our common stock at $2.55 per share. Upon maturity of their convertible notes, our noteholders may elect to convert all, a part or none of their notes into shares of our common stock at variable conversion prices. In addition, we may raise funds in the future by issuing additional shares of common stock or other securities.

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

Page | 32

We also have a revolving line of credit from Wachovia. This line of credit is $2.5 million, and as of November 12, 2007, we have drawn down approximately $2.1 million. Any advances made on the line of credit must be repaid no later than August 1, 2008, with monthly payments of accrued interest only commencing on December 1, 2006 on any outstanding balance. The interest shall accrue on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. The line of credit is secured by our deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC Private Bank (Suisse) S.A. with Atlas as account party.

On November 14, 2007, in an initial closing, we sold $3.3 million aggregate principal amount of secured subordinated convertible notes due November 14, 2010. In addition, the noteholders have committed to purchase on a pro rata basis up to $5.2 million aggregate principal of secured subordinated notes upon approval and call by our Board of Directors in future closings. We are obligated to pay interest on the notes at an annualized rate of 8% payable in quarterly installments commencing on February 14, 2008.

In the future, we may need to evaluate additional equity and debt financing options and may incur indebtedness that could adversely affect our financial health. For example, indebtedness could:

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

(4)  Failure to comply with the provisions of our debt financing arrangements could have a material adverse effect on us.

Our loan from Fifth Third Bank is secured by all of the assets of Smart Commerce, including a security account of $250,000 and all of Smart Commerce's intellectual property. The loan is guaranteed by us, and such guaranty is secured by all the common stock of Smart Commerce. Our revolving line of credit from Wachovia is secured by our deposit account at Wachovia and an irrevocable standby line of credit issued by HSBC Private Bank (Suisse) S.A. with Atlas as account party. Our secured subordinated convertible notes are secured by a first-priority lien on all of our unencumbered assets, and a primary subordinated security interest in our encumbered assets, as permitted by our agreements with Wachovia and Fifth Third Bank.

If an event of default occurs under any of these debt financing arrangements and remains uncured, then the lenders could foreclose on the assets securing the debt. If that were to occur, it would have a substantial adverse effect on our business. In addition, making the principal and interest payments on these debt arrangements may drain our financial resources or cause other material harm to our business if any of the lenders foreclose on the secured assets.

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

We continually revise our business models and operating plans as a result of changes in our market, the expectations of customers and the behavior of competitors. Today, we anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaaS business model and the results of our sales efforts to reach agreements with syndication partners with small business customer bases, but this business model may become ineffective due to forces beyond our control that we do not currently anticipate. In 2007, we have entered into agreements with ten new partners and customers. However, we have not yet demonstrated that we have a successful business model or operating plan. Our evolving business model makes our business operations and prospects difficult to evaluate. There can be no assurance that our revised business model will allow us to capture significant future market potential. Investors in our securities should consider all the risks and uncertainties that are commonly encountered by companies in this stage of operations under our current business model, particularly companies, such as ours, that are in emerging and rapidly evolving markets.

Page | 33

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

Our business could be harmed if we fail to achieve the improved performance that customers want with respect to our current and future product offerings. There can be no assurance that our products will achieve widespread market penetration or that we will derive significant revenues from the sale or licensing of our platforms or applications.

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

From time to time we evaluate strategic opportunities available to us for product, technology or business acquisitions, investments and divestitures. In the future, we may divest ourselves of products or technologies that are not within our continually evolving business strategy or acquire other products or technologies. We may not realize the anticipated benefits of any such current or future opportunity to the extent that we anticipate, or at all. We may have to issue debt or equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders. If any opportunity is not perceived as improving our earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm our operating results. Any completed acquisitions or divestitures would also require significant integration or separation efforts, diverting our attention from our business operations and strategy. We have limited acquisition experience, and therefore our ability as an organization to integrate any acquired companies into our business is unproven. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel

•	diversion of financial and managerial resources from existing operations

•	reduction of available cash

•	risk of entering new markets

•	potential write-offs of acquired assets

•	potential loss of key employees

•	inability to generate sufficient revenue to offset acquisition or investment costs

•	delays in customer purchases due to uncertainty

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

Page | 34

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

Our small business customers do not sign long-term contracts. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period and, in fact, customers have often elected not to do so. In addition, our customers may renew for a lower-priced edition of our services or for fewer users. Many of our customers utilize our services without charge. These factors make it difficult to accurately predict customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including when we begin charging for our services, their dissatisfaction with our services and their capability to continue their operations and spending levels. Most of our subscribers are in our Smart Commerce segment. Since the first quarter of 2006, the number of subscribers to our software products in our Smart Online segment has declined. We are not certain what caused this decline. Some customers indicated that they had difficulty accessing our software applications on our website. Consequently, we redesigned our website and product bundling to address this problem. As of November 2007, the decline in the number of subscribers has continued, but has been offset by an increase in the number of subscribers to our Smart Commerce segment. However, if our customers do not renew their subscriptions for our services or we are not able to increase the number of subscribers, our revenue may decline and our business will suffer.

(9) We depend on corporate partners to market our products through their web sites under relatively short-term agreements in order to increase subscription fees and grow revenue. Failure of our partners' marketing efforts or termination of these agreements could harm our business.

Subscription fees represented approximately 58% of total revenues in the third quarter of 2007 compared to 57% of total revenues in the third quarter of 2006. With the launch of our new applications and the acquisition of iMart, subscription fees represent a significant percentage of our total revenues and our future financial performance and revenue growth depends, in large part, upon the growth in customer demand for our outsourced services delivery models. We depend on our syndication partners and referral relationships to offer our products and services to a larger customer base than we can reach through direct sales or other marketing efforts. Although we entered into agreements with ten new partners and customers during 2007, and a marketing referral agreement, our success depends in part on the ultimate success of our syndication partners and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services.

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

Page | 35

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

We currently do not generate revenue from international operations. Although we signed an agreement with a company in January 2007 to market our products and services in a foreign country, this agreement has not yet generated any revenue for us. We are currently evaluating whether and how to expand into additional international markets. If we continue to develop our international operations, these operations will be subject to risks associated with selling abroad. These international operations are subject to a number of difficulties and special costs, including:

•	costs of customization and localization of products for foreign countries

•	laws and business practices favoring local competitors

•	uncertain regulation of electronic commerce

•	compliance with multiple, conflicting, and changing governmental laws and regulations

•	longer sales cycles; greater difficulty in collecting accounts receivable

•	import and export restrictions and tariffs

•	potentially weaker protection for our intellectual property than in the United States, and practical difficulties in enforcing such rights abroad

•	difficulties staffing and managing foreign operations

•	political and economic instability

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

Our executive management team recently has undergone significant changes. On August 15, 2007, we hired a new chief operating officer. On September 11, 2007, our President and Chief Executive Officer resigned from those positions and also resigned as a member of our Board of Directors. We terminated the employment of our Executive Vice President in September 2007, and we did not renew the employment contract of the chief operating officer and vice president of our Smart Commerce segment, which expired on October 17, 2007. We were able to appoint a person serving on our Board of Directors as an independent director to serve as Interim President and Chief Executive Officer and are currently in the process of determining who will serve as a permanent replacement. Although we have resolved the SEC charges filed against us, we may not be able to attract highly qualified candidates to serve as our President and Chief Executive Officer. If we cannot attract and retain a qualified replacement and to integrate new members of our executive management team effectively into our business, then our business and financial results may suffer.

Page | 36

Our success depends significantly on the continued services of our remaining executive management personnel. Losing any of our remaining officers could seriously harm our business. Competition for executives is intense. If we had to replace any of our other officers, we would not be able to replace the significant amount of knowledge that they may have about our operations. All of our executive team work at the same location, which could make us vulnerable to loss of our entire management team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

(13) Officers, directors and principal stockholders control us. This might lead them to make decisions that do not benefit the interests of minority stockholders.

Our officers, directors and principal stockholders beneficially own or control approximately 50% of our outstanding common stock. Certain of these principal stockholders hold warrants and convertible notes, which may be exercised or converted into additional shares of our common stock under certain conditions. The convertible noteholders have designated a bond representative to act as their agent. We have agreed that the bond representative shall be granted access to our facilities and personal during normal business hours, shall have the right to attend all meetings of our Board of Directors and its committees and to receive all materials provided to our Board of Directors or any committee of our Board. In addition, so long as the notes are outstanding, we have agreed that we will not take certain material corporate actions without approval of the bond representative.

As a result, these persons, acting together, would have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of our common stock.

Regulatory and Litigation Risks

(14) Compliance with regulations governing public company corporate governance and reporting is uncertain and expensive.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with corporate governance and disclosure requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as new rules implemented by the SEC and the NASD. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. Any unanticipated difficulties in preparing for and implementing these reforms could result in material delays in complying with these laws and regulations or significantly increase our costs. Our ability to fully comply with these laws and regulations is also uncertain. Our failure to prepare timely for and implement the reforms required by these laws and regulations could significantly harm our business, operating results, and financial condition. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

(15) Remediation of deficiencies in our internal control over financial reporting is uncertain and may be expensive.

By the end of fiscal 2007, we are required to comply with Sarbanes-Oxley requirements involving management's assessment of our internal control over financial reporting, and our independent accountant's audit of our internal control over financial reporting is required for fiscal 2008. In March 2006, we retained a new Chief Financial Officer, whose review of our internal control over financial reporting to date and the final findings of our 2006 Audit Committee investigation have identified several deficiencies in our internal control over financial reporting. In July 2006, the Audit Committee concluded that: (i) our then Chief Executive Officer should have disclosed and sought approval from the Board of Directors before entering into certain transactions and arrangements, including personal loans; (ii) there was inadequate diligence by management and the Board of Directors regarding third parties with which we contracted, including outside investor relations vendors, some of which were registered brokers; (iii) management and our directors lacked sufficient knowledge regarding rules and regulations with respect to dealings between registered brokers and public companies, (iv) we lack clear policies regarding the limits on the Chief Executive Officer's authority to enter into business transactions and agreements without Board approval; (v) there has been inadequate legal and accounting review of material contracts; (vi) there has been inadequate training and understanding of SEC disclosure requirements; (vii) there was an unintentional violation of our Securities Trading Policy by one of our directors as previously reported in our public filings; (viii) we have inadequate processes for determination of independence of Board members; and (ix) there has been a failure to communicate and stress the importance of controls and procedures throughout our organization. The Audit Committee investigation concluded that these deficiencies primarily resulted from our transition from a private company to a publicly reporting company and insufficient preparation for, focus on, and experience with compliance requirements for a publicly reporting company. We reported the changes to our internal controls related to the Audit Committee's findings in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on July 11, 2006, as updated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 30, 2007.

Page | 37

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

(16) The SEC action against us, the SEC and criminal actions brought against certain former employees, and related stockholder and other lawsuits have damaged our business, and they could damage our business in the future.

The lawsuit filed against us by the SEC, the SEC and criminal actions filed against a former officer and a former employee, the class action lawsuit filed against us and certain current and former officers, directors and employees and the lawsuit filed by a former executive officer against us has harmed our business in many ways, and may cause further harm in the future. Since the initiation of these actions, our ability to raise financing from new investors on favorable terms has suffered due to the lack of liquidity of our stock, the questions raised by these actions, and the resulting drop in the price of our common stock. As a result, we may have to rely solely on existing investors for such financing, and may not raise sufficient financing, if necessary, in the future.

Legal and other fees related to these actions have also reduced our cash flow. We completed a private placement financing for $6 million in February 2007 and a convertible note financing for an initial $3.3 million in November 2007; however, we make no assurance that we will not continue to experience additional harm as a result of these matters. The time spent by our management team and directors dealing with issues related to these actions detracts from the time they spend on our operations, including strategy development and implementation. These actions also have harmed our reputation in the business community and jeopardized our relationships with vendors and customers, especially given the media coverage of these events. An important part of our business plan is to enter into private label syndication agreements with large companies. These actions and related matters have caused us to be a less attractive partner for large companies and to lose important opportunities. These actions and related matters may cause other problems in our operations.

(17) We face uncertainty regarding amounts that we may have to pay as indemnification to certain current and former officers, directors and employees under our Bylaws and Delaware law. We may not recover all of these amounts from our directors and officers liability insurance policy carrier. These expenses may substantially harm our business and operations.

Our Bylaws and Delaware law generally require us to indemnify, and in certain circumstances advance legal expenses to, current and former officers, directors, employees and agents against claims arising out of such person’s status or activities as our officer, director, employee or agent, unless such person (i) did not act in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests or (ii) had reasonable cause to believe his conduct was unlawful. As of November 12, 2007, there are SEC and criminal actions pending against a former executive officer and a former employee who have requested that we indemnify them and advance expenses incurred by them in the defense of those actions. Also, a stockholder class action lawsuit has been filed against us and certain of our current and former officers, directors and employees. The SEC, criminal, and stockholder actions are more fully described in Part II, Item 1, “Legal Proceedings” in this report.

Generally, we are required to advance defense expenses prior to any final adjudication of an individual’s culpability. The expense of indemnifying our current and former directors, officers and employees for their defense or related expenses in connection with the current actions may be significant. Our Bylaws require that any director, officer, employee or agent requesting advancement of expenses enter into an undertaking with us to repay any amounts advanced unless it is ultimately determined that such person is entitled to be indemnified for the expenses incurred. This provides us with an opportunity, depending upon the final outcome of the matters and the Board’s subsequent determination of such person’s right to indemnity, to seek to recover amounts advanced by us. However, we may not be able to recover any amounts advanced if the person to whom the advancement was made lacks the financial resources to repay the amounts that have been advanced. If we are unable to recover the amounts advanced, or can do so only at great expense, our operations may be substantially harmed as a result of loss of capital.

Although we have purchased insurance that may cover these obligations, we can offer no assurances that all of the amounts that may be expended by us will be recovered under our insurance policy. It is possible that we may have an obligation to indemnify our current and former officers, directors and employees under the terms of our Bylaws and Delaware law, but that there may be insufficient coverage for these payments under the terms of our insurance policy. The available coverage under our directors and officers liability insurance policy for the SEC, criminal and stockholder actions is limited to $3 million. Approximately $1 million of this coverage, including a $150,000 retention, already has been paid in connection with the SEC investigation that commenced in January 2006, leaving approximately $2 million in available coverage for the current actions. Therefore, we face the risk of making substantial payments related to the defense of these actions, which could significantly reduce amounts available to fund working capital, capital expenditures and other general corporate objectives.

Page | 38

In addition, our insurance policy provides that, under certain conditions, our insurer may have the right to seek recovery of any amounts it paid to the individual insureds or us. As of November 12, 2007, we do not know and can offer no assurances about whether these conditions will apply or whether the insurance carrier will change its position regarding coverage related to the current actions.  Therefore, we can offer no assurances that our insurer will not seek to recover any amounts paid under its policy from the individual insureds or us.  If such recovery is sought, then we may have to expend considerable financial resources in defending and potentially settling or otherwise resolving such a claim, which could substantially reduce the amount of capital available to fund our operations.

Finally, if our directors and officers liability insurance premiums increase as a result of the current actions, our financial results may be materially harmed in future periods. If we are unable to obtain coverage due to prohibitively expensive premiums, we would have more difficulty in retaining and attracting officers and directors and would be required to self-fund any potential future liabilities ordinarily mitigated by directors and officers liability insurance.

Risks Associated with the Market for Our Securities

(18) If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. Because our stock is currently quoted on the Over-the-Counter Bulletin Board rather than traded on a national exchange, analysts may not be interested in conducting research or publishing reports on us. If we do not succeed in attracting analysts to report about our company, most investors will not know about us even if we are successful in implementing our business plan. We do not control these analysts. There are many large, well established publicly traded companies active in our industry and market, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

(19) Our revenues and operating results may fluctuate in future periods and we may fail to meet expectations of investors and public market analysts, which could cause the price of our common stock to decline.

Our revenues and operating results may fluctuate significantly from quarter to quarter. If quarterly revenues or operating results fall below the expectations of investors or public market analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our operating results include:

•	the evolving demand for our services and software

•	spending decisions by our customers and prospective customers

•	our ability to manage expenses

•	the timing of product releases

•	changes in our pricing policies or those of our competitors

•	the timing of execution of contracts

•	changes in the mix of our services and software offerings

•	the mix of sales channels through which our services and software are sold

•	costs of developing product enhancements

•	global economic and political conditions

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers' requirements

•	subscription renewal rates for our service

•	the rate of expansion and effectiveness of our sales force

Page | 39

•	the length of the sales cycle for our service

•	new product and service introductions by our competitors

•	technical difficulties or interruptions in our service

•	regulatory compliance costs

•	integration of acquisitions

•	extraordinary expenses such as litigation or other dispute-related settlement payments

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

(20) Our stock price is likely to be highly volatile and may decline.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock include:

•	variations in our actual and anticipated operating results

•	the volatility inherent in stock prices within the emerging sector in which we conduct business

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors

•	recruitment or departure of key personnel

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock

•	market conditions in our industry, the industries of our customers and the economy as a whole

•	the volume of trading in our common stock, including sales of substantial amounts of common stock issued upon the exercise of outstanding options and warrants

In addition, the stock market from time to time has experienced extreme price and volume fluctuations that have affected the trading prices of many emerging growth companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad trading fluctuations could adversely affect the trading price of our common stock.

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. Such an action was filed against us in October 2007 as more fully described elsewhere in this report. This securities class action litigation could result in substantial costs and a diversion of our management's attention and resources. We may determine, like many defendants in such lawsuits, that it is in our best interests to settle the lawsuit, even if we believe that the plaintiffs' claims have no merit, to avoid the cost and distraction of continued litigation. Any liability we incur in connection with this or any other potential lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management's distraction in dealing with this type of lawsuit could harm our results.

(21) Shares eligible for public sale could adversely affect our stock price.

Certain holders of shares of our common stock signed agreements that prohibit resales of our common stock. If substantial numbers of shares are resold as lock-up periods expire, the market price of our common stock is likely to decrease substantially.

Page | 40

At November 12, 2007, 18,009,564 shares of our common stock were issued and outstanding and 3,855,215 shares may be issued pursuant to the exercise of warrants and options. In addition, on November 14, 2007, we sold $3.3 million aggregate principal amount of secured subordinate convertible notes due November 14, 2010, which principal amount may be converted into the number of shares of our common stock calculated by using a conversion price equal to a 20% premium above the average of the closing bid and asked prices of shares of our common stock quoted in the Over-the-Counter Market Summary averaged over five trading days prior to November 14, 2007. During May 2005, we registered on Form S-8 5,000,000 shares of our common stock for issuance to our officers, directors and consultants under the 2004 Plan, of which at November 12, 2007, 156,000 unrestricted shares were outstanding, 174,500 restricted shares were outstanding and 1,373,700 shares are subject to outstanding stock options of the 5,000,000 shares reserved for issuance under the 2004 Plan. In June 2007, we limited the issuance of shares of our common stock reserved under the 2004 Plan to awards of shares of restricted and unrestricted common stock. Also in June 2007, our Board of Directors approved an offer for certain holders of outstanding options with an exercise price of $2.50 per share or greater to exchange the outstanding options for a certain number of shares of restricted stock. We target that the restriction on these shares of stock would lapse in four equal, quarterly increments over the year following the acceptance of the exchange offer. The exchange offer has not commenced and will not commence until certain actions are taken by us, including a filing of a tender offer statement and offer to exchange on Scheduled TO with the SEC. This Quarterly Report on Form 10-Q is not an offer or solicitation of an offer to sell or exchange any outstanding options.

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

Our stock is very thinly traded. The average daily trading volume for our common stock between January 2007 and November 2007 was approximately 16,200 shares per day. The number of shares that could be sold during this period was restrained by Dribble Out Agreements, Lock-Up Agreements, and other contractual limitations imposed on some of our shares, while there was no similar contractual restraint on the number of buyers of our common stock. This means that market supply may increase more than market demand for our shares when lock-up and dribble-out periods expire. Many companies experience a decrease in the market price of their shares when such events occur.

We cannot predict if future sales of our common stock, or the availability of our common stock held for sale, will materially and adversely affect the market price for our common stock or our ability to raise capital by offering equity or other securities. Our stock price may decline if the resale of shares under Rule 144, in addition to the resale of registered shares, at any time in the future exceeds the market demand for our stock.

Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our securities.

(22) Our securities may be subject to “penny stock” rules, which could adversely affect our stock price and make it more difficult for our stockholders to resell their stock.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prescribed by the SEC, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading

•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements

Page | 41

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price

•	contains a toll-free telephone number for inquiries on disciplinary actions

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks

•	contains such other information and is in such form (including language, type, size, and format) as the SEC requires

The broker-dealer also must provide the customer, prior to effecting any transaction in a penny stock, with:

•	bid and ask quotations for the penny stock

•	the compensation of the broker-dealer and its salesperson in the transaction

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock

•	monthly account statements showing the market value of each penny stock held in the customer's account

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

5. OTHER INFORMATION

Effective October 16, 2007, we amended our Third Amended and Restated Bylaws. The amendment permits us to issue shares of our stock in book entry form in addition to preparing stock certificates.

Effective October 17, 2007, the employment contract between Smart Commerce and Gary Mahieu expired according to the terms of that agreement, and as of that date Mr. Mahieu no longer serves as an employee of ours or Smart Commerce. Mr. Mahieu had served as the Chief Operating Officer and Vice President at Smart Commerce.

On November 14, 2007, in an initial closing, we sold $3.3 million aggregate principal amount of secured subordinated convertible notes due November 14, 2010. In addition, the noteholders have committed to purchase on a pro rata basis up to $5.2 million aggregate principal of secured subordinated notes upon approval and call by our Board of Directors in future closings. We are obligated to pay interest on the notes at an annualized rate of 8% payable in quarterly installments commencing on February 14, 2008. We do not have the ability to prepay the notes without approval of at least a majority of the principal amount of the notes then outstanding.

On the earlier of the maturity date of November 14, 2010 or a merger, acquisition, sale of all or substantially all of our assets or capital stock or similar transaction, each noteholder in its sole discretion shall have the option to:

•	convert the principal then outstanding on its note into shares of our common stock, or
•	demand immediate repayment in cash of the note, including any accrued and unpaid interest.

If a noteholder elects to convert its note under these circumstances, the conversion price for notes:

•
issued in the initial closing on November 14, 2007 shall be a 20% premium above the average of the closing bid and asked prices of shares of our common stock quoted in the Over-The-Counter Market Summary averaged over five trading days prior to November 14, 2007; and

•
issued in any additional closings shall be the lesser of a 20% premium above the average of the closing bid and asked prices of shares of our common stock quoted in the Over-The-Counter Market Summary (or, if our shares are traded on the Nasdaq Stock Market or another exchange, the closing price of shares of our common stock quoted on such exchange) averaged over five trading days prior to :

Page | 42

o	November 14, 2007; or
o	the respective additional closing date.

Upon the following events of default and at any time during the continuance of such an event of default, the noteholders have the right, with the consent of the agent appointed for such noteholders, to accelerate payment on their notes:

•	failure to pay any amounts when due;
•	non-performance of any material covenant that remains uncured for 15 days;
•	any of our representations and warranties prove to have been false or misleading in any material respect when made;
•
one or more judgments, decrees, or orders (excluding settlement orders) for the payment of money in the aggregate of $1,000,000 or more is entered against us or a subsidiary and is not discharged or stayed for a period of 60 days; or

•	default by us or a subsidiary under any agreement related to indebtedness resulting in the acceleration of more than $500,000 of indebtedness.

In addition, payment of the notes will be automatically accelerated if we enter voluntary or involuntary bankruptcy or insolvency proceedings.

The notes are secured by a first-priority lien on all our unencumbered assets, and a primary subordinated security interest in our encumbered assets, as permitted by our agreements with Wachovia and Fifth Third Bank.

The notes and the common stock into which they may be converted have not been registered under the Securities Act of 1933, as amended, or the Securities Act, or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors that were our existing stockholders. The investors include, among others, (i) The Blueline Fund, who originally recommended Philippe Pouponnot, one of the Company’s directors, for appointment to the Company’s Board of Directors, (ii) Atlas Capital, S.A., who originally recommended Shlomo Elia, another one of the Company’s directors, for appointment to the Board of Directors, and (iii) William Furr, who is the father of Thomas Furr, one of the Company’s directors and executive officers. Unless and until they are registered, the notes and the common stock into which they may be converted may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act or applicable securities laws of other jurisdictions.

If notes are converted into our common stock and a demand for registration of the shares of common stock is made by a holder of a majority of the converted common stock, we have agreed, subject to certain limitations, to use our best efforts to file a registration statement with the SEC:

•	within 180 days of such demand if:
o	we are eligible to use Form S-1, and
o
the demand is made with respect to at least 40% of the converted common stock then outstanding (or a lesser percentage if the anticipated aggregate offering price, net of selling expenses, would exceed $5 million); and

•	within 90 days of such demand if:
o	we are eligible to use Form S-3, and
o
 the demand is made with respect to at least 30% of the converted common stock then outstanding (or a lesser percentage if the anticipated aggregate offering price, net of selling expenses, would exceed $2 million).

In addition, if we propose to file a registration statement to register any of our common stock under the Securities Act in connection with the public offering of such securities solely for cash, subject to certain limitations, we shall give each noteholder who has converted its notes into common stock the opportunity to include such shares of converted common stock in the registration. We have agreed to bear the expenses for any of these registrations, exclusive of any stock transfer taxes, underwriting discounts and commissions.

The noteholders have designated a bond representative to act as their agent. We have agreed that the bond representative shall be granted access to our facilities and personal during normal business hours, shall have the right to attend all meetings of our Board of Directors and its committees and to receive all materials provided to our Board of Directors or any committee of our Board. We have agreed to pay all reasonable travel and lodging expenses of the bond representative related to his access to our facilities. In addition, so long as the notes are outstanding, we have agreed that we will not take any of the following actions without approval of the bond representative:

Page | 43

•
make any loan or advance to, or own any stock or other securities of, any subsidiary or other corporation, partnership, or other entity unless it is wholly owned by us except that we may own securities of 1-800-Pharmacy, Inc. pursuant to an agreement we have with them without obtaining the bond representative’s consent;

•
make any loan or advance to any person, except advances and similar expenditures in the ordinary course of business or under the terms of an employee stock or option plan approved by our Board of Directors;

•	guarantee any indebtedness except for our trade accounts or those of a subsidiary arising in the ordinary course of business;

•
make any investment other than investments in prime commercial paper, money market funds, certificates of deposit in any United States bank having a net worth in excess of $100,000,000 or obligations issued or guaranteed by the United States of America, in each case having a maturity not in excess of two years;

•	incur any aggregate indebtedness in excess of $25,000, other than trade credit incurred in the ordinary course of business;

•	increase or approve the compensation of our named executive officers, including benefits, bonuses and issuances of equity compensation;

•	change our principal business, enter new lines of business, or exit the current line of business;

•	sell, transfer, exclusively license, pledge or encumber technology or intellectual property;

•
create or authorize the creation of or issue any other security convertible into or exercisable for any equity security, other than issuances to employees pursuant to equity compensation plans approved by our Board of Directors;

•
purchase or redeem or pay any dividend on any capital stock, other than stock repurchased from former employees or consultants in connection with the cessation of their employment/services, at the lower of fair market value or cost; or

•	increase the number of shares authorized for issuance to officers, directors, employees, consultants and advisors pursuant to equity incentive plans or arrangements.

On November 6, 2007, Canaccord Adams Inc. agreed to waive any rights it held under its January 2007 engagement letter with the Company that it may have with respect to the convertible note offering, including the right to receive any fees in connection with the offering.

Proceeds from the sale of notes in the initial closing will be used to meet ongoing working capital and capital spending requirements.

6.  EXHIBITS

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Fourth Amended and Restated Bylaws
4.1	Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors
4.2	Form of Convertible Secured Subordinated Promissory Note
10.1
Form of Amendment to Registration Rights Agreement, dated July 3, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC (incorporated herein by reference to Exhibit 10.55 to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-141853), as filed with the SEC on July 31, 2007)

10.2
Form of Lock-In Agreement, dated July 30, 2007, by and between Smart Online, Inc. and certain of its affiliates (incorporated herein by reference to Exhibit 10.56 to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-141853), as filed with the SEC on July 31, 2007)

Page | 44

10.3
Form of Restricted Stock Award Agreement (for employees) under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 21, 2007)

10.4	Employment Agreement, dated August 15, 2007, with Joseph Francis Trepanier III
10.5	Amendment, dated August 15, 2007, to Employment Agreement, dated April 1, 2004, with Thomas P. Furr
10.6	Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors
10.7	Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors
10.8	Promissory Note, Modification Number One to Loan Agreement, and Security Agreement, dated January 24, 2007, by and between Smart Online, Inc. and Wachovia Bank, NA
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.

32.2
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.

Page | 45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2007

Smart Online, Inc.

/s/ David E. Colburn
David E. Colburn
Principal Executive Officer

Smart Online, Inc.

/s/ Nicholas Sinigaglia
Nicholas Sinigaglia
Principal Financial Officer and
Principal Accounting Officer

Page | 46

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Bylaws
4.1	Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors
4.2	Form of Convertible Secured Subordinated Promissory Note
10.1
Form of Amendment to Registration Rights Agreement, dated July 3, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC (incorporated herein by reference to Exhibit 10.55 to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-141853), as filed with the SEC on July 31, 2007)

10.2
Form of Lock-In Agreement, dated July 30, 2007, by and between Smart Online, Inc. and certain of its affiliates (incorporated herein by reference to Exhibit 10.56 to Amendment No. 3 to our Registration Statement on Form S-1 (Registration No. 333-141853), as filed with the SEC on July 31, 2007)

10.3
Form of Restricted Stock Award Agreement (for employees) under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 21, 2007)

10.4	Employment Agreement, dated August 15, 2007, with Joseph Francis Trepanier III
10.5	Amendment, dated August 15, 2007, to Employment Agreement, dated April 1, 2004, with Thomas P. Furr
10.6	Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors
10.7	Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors
10.8	Promissory Note, Modification Number One to Loan Agreement, and Security Agreement, dated January 24, 2007, by and between Smart Online, Inc. and Wachovia Bank, NA
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.

32.2
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.

Page | 47