Form 10-K
period 2007-12-31
SMART ONLINE INC
filed 2008-03-25
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-32634

SMART ONLINE, INC.
(Exact name of registrant as specified in its charter)
Delaware	95-4439334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2530 Meridian Parkway, 2nd Floor Durham, North Carolina	27713
(Address of principal executive offices)	(Zip Code)
(919) 765-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $24,932,947.50 (based on the closing sale price of $2.70 per share).

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of March 19, 2008 was 18,184,628.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 19, 2008 are incorporated by reference into Part III.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 12E of the Securities Exchange Act of 1934, or the Exchange Act, regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. You can identify these statements by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. Examples of sections containing forward-looking statements include “Part I - ITEM 1. BUSINESS” and “Part II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified in “Part I - ITEM 1A. RISK FACTORS” and elsewhere in this report for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1.  BUSINESS

General

In this Annual Report on Form 10-K, we refer to Smart Online, Inc. as “Smart Online,” the “Company,” “us,” “we,” and “our.” Smart Online was incorporated in Delaware in August 1993 and became a public company through a self registration in February 2005. Smart Online’s common stock trades on the OTC Bulletin Board, or the OTCBB, under the symbol “SOLN.”

We develop and market software products and services targeted to small businesses that have less than 50 employees. Our software products and services are delivered via a Software-as-a-Service, or SaaS, model. Our goal is to be the leading provider of SaaS applications in specific target market segments. We sell our SaaS products and services primarily through private label marketing partners. Our SaaS products and services are designed to be a value added solution that further strengthens our marketing partners’ existing solutions and drives additional revenue from their customer bases.

We generate revenue from two sources. Our first and primary revenue source is derived from sales of our SaaS applications for business management, web marketing, and e-commerce. Our second revenue source is derived from sales of consulting services that allow us to create custom business solutions that meet our partners’ marketing and information processing requirements. One of our current focuses is to design our consulting services to complement our SaaS applications, and we expect to provide complementary products and services in the future.

History

During the early stages of our development, we offered application-specific software using the “shrink-wrapped” method of distribution of diskettes and CD-ROMs, primarily through large office supply retailers such as Staples. In 2000, we made a significant change in our business strategy, and moved away from the development and sale of shrink-wrapped software products, bypassed the Application Service Provider, or ASP, model (where software can be accessed from the server by only one designated PC), and began developing SaaS applications for sale over the Internet.

Unlike the shrink wrapped distribution method that requires the end user to install, configure, and maintain hardware, software, and network services internally to support the software applications, or the ASP model that permits access to the software resident on a server by a user from one dedicated PC, our proprietary multi-tenant SaaS applications allow small businesses to subscribe and access those applications via a browser from any PC on an as needed basis, with very little or no installation or maintenance required by the end user.

A portion of our early stage SaaS sales and marketing strategy was to sell direct to the end user as well as through private label marketing partners. However, direct sales are no longer part of our marketing plan and we now sell primarily through syndication arrangements with our private label partners, who in turn market our SaaS applications to their customer bases.

In October 2005, we acquired substantially all of the assets of Computility, Inc., or Computility, based in Des Moines, Iowa. Computility was a privately held developer and distributor of sales force automation and customer relationship management, or SFA/CRM, software applications. We operated this business under the name Smart CRM, Inc. (d/b/a Computility), or Smart CRM. Upon our integration of Smart CRM’s SFA/CRM application into our OneBizSM platform, we determined that the remaining operations of Smart CRM, specifically consulting and network management, were not integral to our ongoing operations and business model. On September 29, 2006, we sold these non-integral Smart CRM assets to Alliance Technologies, Inc., or Alliance, and reclassified Smart CRM as a discontinued operation. For further information, see Note 14, “Dispositions,” in our consolidated financial statements included in this Annual Report on Form 10-K.

The Smart CRM assets sold to Alliance included the SFA/CRM software application developed and sold by Smart CRM and its predecessor in interest, Computility. We retained all rights relating to the derivative SFA/CRM SaaS application developed by us with Smart CRM and incorporated into our SaaS offerings.

In October 2005, we purchased all of the capital stock of iMart Incorporated, or iMart, a Michigan-based company providing multi-channel e-commerce systems. We currently operate this business as our wholly-owned subsidiary, Smart Commerce, Inc., or Smart Commerce.

Consistent with Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, we have defined two reportable operating segments based on factors such as geography, how we manage our operations, and how the chief operating decision-maker views results. Those two segments are our core operations, or the Smart Online segment, and the operations of our wholly-owned subsidiary, or the Smart Commerce segment. We are currently evaluating the factors that will form the basis of our segmentation going forward.

The Smart Commerce segment’s revenues are derived primarily from subscriptions to our multi-channel e-commerce systems, including domain name registration and email solutions, e-commerce solutions, website design, and website hosting, as well as consulting services. During 2007, we began integrating the e-commerce product line into our Smart Online segment. In 2007, our Smart Commerce segment generated 92% of our total consolidated revenue.

The Smart Online segment generates revenues from the development and distribution of internet-delivered
SaaS small business applications through a variety of subscription, integration, and syndication channels. In 2007, our Smart Online segment generated 8% of our total consolidated revenue.

We include costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in the Smart Online segment, which includes the parent or corporate segment.

Principal Products and Services

Our principal products and services include:
•	SaaS applications for business management, web marketing, and e-commerce;
•	services that are designed to complement our product offerings and allow us to create custom business solutions that fit our end users’ and channel partners’ needs; and
•	software business tools that assist customers in developing written content.

Our SaaS applications are designed to allow end users to access and work on information securely from any location where an Internet browser can be accessed. These applications include:

e-Commerce– Our e-commerce applications are designed to give customers the capability to conduct transactions online. These applications also include inventory query, shopping cart, financial transactions, shipping, domain name registration and business to business communication for small businesses. We provide website design and launch and other consulting services in connection with these applications. Our e-commerce offerings are designed to help direct marketers increase sales, better leverage corporate resources, and deliver superior customer service.

SFA/CRM– Our SFA/CRM application is designed to allow end users to create standardized processes to define their sales approach, create marketing plans, and monitor and guide sales activities. Companies can utilize the customer service management feature to create, monitor, and track service requests. Companies can also display and present their business data with built-in report templates designed to provide information on sales activity, pipeline activity, revenue, and other relevant business data.

Business Dashboard– Our Business Dashboard application provides a snapshot of real-time business information in a single view, allowing users to monitor key business information about their company and employees. Examples of business information that end users may view on the dashboard include a list of key documents for the user, daily events scheduled, express packages shipped by a user, or a list of new employees. The dashboard displays different information to each user based upon their job function and access levels within the company.

Accounting– Our Accounting application is targeted for end users that want to create and maintain their accounting records online in a secure fashion, but do not have the resources to utilize traditional accounting applications designed for larger businesses. The Accounting application enables an end user to create invoices, record payments, print checks, produce real-time financial statements and reports, as well as manage accounts receivable and payable.

Human Resource Center– Our Human Resource, or HR, Center application is designed to allow companies to manage their daily human resources needs, including employee information, HR documents, performance reviews and compensation. The HR Center application also allows employers to manage the attendance records of each employee by creating and assigning vacation, sick leave, civil leave, and leave under other policies to each individual employee. The application allows an end user manager to monitor and approve or decline as needed time-off requests and automatically track how much time each employee has available on a per policy basis.

Calendar– Our Calendar application is a full function, easy-to-use online calendar. The Calendar application features daily, weekly, and monthly views, together with a mini-calendar that allows the end user to quickly browse to any date. Automated email reminders can be initiated, indicating notification of an upcoming event. In addition, employees may collaborate with their colleagues by sharing their calendar and events. This application also includes a to-do list to set up tasks, assign priorities and due dates, and mark tasks as complete as they are finished.

Contacts– Our Contacts application is designed to provide companies with an online business contact management system. Contacts can be sorted by group or alphabetically. End users can add, edit, and remove contact groups as needed, or they can use the default set of groups. Furthermore, contacts may be shared between colleagues.

In addition to our SaaS application, we offer a variety of business tools through the private label sites of some of our marketing partners. Our business tools include Business Plan Writer, Business Letters, Business and Legal Forms, Marketing Plan Writer, Job Description Writer, Employee Policy Manual Writer, Government Forms, and Business Guides.

We also provide services that are designed to complement our product offerings and allow us to create custom business solutions that fit our channel partners’ needs. The services offered to our partners include business consulting, graphics design, website content syndication, specialized compensation calculation, inventory management, domain name registration, personalized email creation, express package tracking, business plan writing, e-commerce tax services, e-mail marketing, web analytics, warehouse order fulfillment, and business and personal calculators.

Mode of Operations

Software-as-a-Service Model– We follow the SaaS model for delivering our products and services to our marketing partners’ end users. The on demand SaaS model developed using multi-tenant architecture enables end users to visit a website and use the SaaS applications, all via a web browser, with no installation, no special information technology knowledge, and no maintenance. The SaaS application is transformed into a service that can be used anytime and anywhere by the end user. Multi-tenant SaaS applications also permit us to add needed functionality to our applications in one location for the benefit of all end users. This capability allows us to provide upgrades universally.

Integration and Sharing – Our SaaS applications permit the sharing of information (with selectivity and control options) between members of an organization. Each company that subscribes to our SaaS applications via our marketing partner can have multiple members or employees who share information with one another. Information entered by one employee can be shared and modified by one or more other employees who have the appropriate access authority. Several of the applications within our applications are integrated with one another. Integration means that certain applications communicate and share information with other applications and are updated in real time.

Target Market and Sales Channels

Our consistent focus from the beginning has been to design software products and services to help start and run small businesses with 50 or fewer employees more efficiently. The small business market is diverse, fragmented, yet very large and, we believe, underserved. We have focused on offering a wide range of software products that combine simplicity and affordability and that meet the needs of small businesses with capabilities that typically can be afforded only by much larger companies. We believe the growth rate of small businesses using web-based applications will exceed the growth rate of large enterprises. Although our ultimate end users are small businesses and entrepreneurs who access our software products and services via the web, we do not market our products and services directly to these end users. Instead, we target marketing partners that are vertical intermediaries in industries such as agriculture, finance, telecommunications, direct selling, retail, and technology as channels to reach these small business customers.

During 2007, we increased our revenue through a combination of the following sales and marketing initiatives:

•	soliciting and contracting with additional marketing partners,
•	actively managing relationships with our partners to increase sales, and
•	bundling our software in packages targeted to different types of industries within the small business market.

Principal Customers

Currently, we consider two customers as our major customers, and the loss of either of these customers could have a material adverse effect on our business. Both of these customers currently subscribe to the applications offered by, and purchase professional services from, our Smart Commerce segment.

Britt Worldwide, or BWW, is an entity that indirectly controls a significant number of independent business owners, or IBOs, who currently subscribe to our services. The aggregate of the subscriptions from these IBOs represented approximately 24% of our consolidated revenue for the fiscal year ended December 31, 2007. BWW became a customer of ours after we acquired iMart in October 2005 and represented 45% of our revenues in 2006. Although our revenue is derived from the IBOs, BWW can influence the actions of the IBOs, so this revenue has been aggregated for purposes of this Annual Report on Form 10-K.

UR Association, or URA, is an entity that indirectly controls a significant number of IBOs who currently subscribe to our services. The aggregate of the subscriptions from these IBOs represented approximately 11% of our consolidated revenue for the fiscal year ended December 31, 2007. URA became our customer in 2007. Although our revenue is derived from the IBOs, URA can influence the actions of the IBOs, so this revenue has been aggregated for purposes of this Annual Report on Form 10-K.

Vera Bradley Designs, Inc., or Vera Bradley, a manufacturer of high quality handbags, luggage, and other accessories, is also a major customer. Vera Bradley accounted for approximately 22% of our consolidated revenues for fiscal year ended December 31, 2007. Vera Bradley became our customer in 2006 and represented 28% of our revenues in 2006.

Research & Development

During 2006, we devoted a substantial amount of time and effort toward the research and development of our OneBizSM platform and the associated applications. In the fourth quarter of 2006, we began to shift our focus from research and development to the marketing of our latest products. In the second half of 2007, as part of a general restructuring, we began to conduct an evaluation of our technology, platforms, and applications in an effort to document and improve upon our current product offerings and determine which applications, if any, should be discontinued. We expect this process to continue through the third quarter of 2008. We also use offshore resources to provide assistance in delivering solutions and enhancing some applications for the SaaS marketplace.

Our research and development costs were approximately $2.5 million and $2.0 million in 2007 and 2006, respectively. We have not engaged in any customer-sponsored research and development.

Competition

The market for small business software applications in both the traditional and SaaS environments is highly competitive and subject to rapid changes in technology and delivery. The direct competition we face depends on the software application within our platforms and the delivery model capabilities of our competitors.

We have two primary categories of competitors: large companies that offer a wide range of products for small to medium-size businesses and other companies that offer only one or two software products that compete with our broad range of software products. Our principal direct competition comes from several large vendors of SaaS applications for small businesses that sell many products similar to ours. These competitors include, but are not limited to, Microsoft, Oracle, NetSuite, Intuit, SAP, Sage, Yahoo!, and Google.

We also expect to face competition from new entrants that will market SaaS applications similar to ours to small businesses. Companies that offer only one or two products that compete with our suite of SaaS applications include:

•	Accounting software applications: Netsuite, Intuit, SAP, Sage, Microsoft, and others.
•	Human resource software applications: ADP, Sage, and others.
•	e-Commerce solutions: Register.com, GoDaddy.com, 1and1 Internet, eBay’s Storefront, Yahoo! Store, Microsoft, NetSuite, Intuit, and others.
•	SFA/CRM applications: Microsoft, Sage, Salesforce.com, Netsuite, and others.

Although we believe we offer highly competitive services and software, many of our competitors do or may have greater resources and a larger number of total customers for their products and services. In addition, a number of our competitors already sell certain products to our current and potential customers, as well as to systems integrators and other vendors and service providers. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we can. It is also possible that new competitors or alliances among competitors or other third parties may emerge and rapidly acquire market share. Increased competition may result in price reductions, reduced gross margins, and change in market share, any of which could adversely impact our revenue and profitability targets and timetables.

On each competitive front, we seek to compete against these larger and better financed companies primarily by offering an extensive suite of SaaS applications that are useful to small businesses. We believe we offer more SaaS applications and features specifically targeted to small businesses than most of our competitors. We believe one distinctive value our applications offer is the integration of the applications. To meet our business objectives, we will need to enhance our current applications and continue to develop high quality and competitively priced new applications for our SaaS offerings. If we are unable to do so, our revenue and profitability targets and timetables could be adversely impacted.

To compete effectively in the SaaS market, we plan to leverage our private label marketing partners who sell our SaaS applications to their small business customers. We offer existing and potential partners to private label our SaaS applications to their small business customers as value added products and services. This strategy is designed to enable us to compete effectively in the SaaS market by leveraging the marketing resources and customer relationships of our marketing partners.

Intellectual Property Rights

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. We do not own any issued patents or have any patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or design around certain aspects of our SaaS offerings or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products if we develop an international presence.

We have registered copyrights, trademarks and registered service marks on several products and data services. These marks include, but are not limited to: Smart Online, OneBiz, Smart Attorney, Smart Business Plan, iMart, and OneDomain.

As part of our efforts to protect our proprietary information, we enter into license agreements with our customers and nondisclosure agreements with certain of our employees, consultants, and corporate partners. These agreements generally contain restrictions on disclosure, use, and transfer of our proprietary information for a period of three years. We also employ various physical and technological security measures to protect our software source codes, technology, and other proprietary information.

Employees

As of December 31, 2007, we had 50 full-time employees. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage.

Available Information

Our corporate information is accessible through our main web portal at www.smartonline.com. We are not including the information contained on our website as a part of, or incorporating it by reference into this Annual Report on Form 10-K. Although we endeavor to keep our website current and accurate, there can be no guarantees that the information on our website is up to date or correct. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. These reports may be accessed by following the link under “Investors--SEC Filings” on our website.

ITEM 1A.  RISK FACTORS

We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty, and these risks may change over time. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, you should pay particular attention to the descriptions of risks and uncertainties described below and in other sections of this document and our other filings. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us, which we currently deem immaterial, or that are similar to those faced by other companies in our industry or business in general may also affect our business. If any of the risks described below actually occurs, our business, financial condition, or results of operations could be materially and adversely affected.

Historically, we have operated at a loss, and we continue to do so.

We have had recurring losses from operations and continue to have negative cash flows. If we do not become cash flow positive through additional financing or growth, we may have to cease operations and liquidate our business. Our working capital, including our line of credit with Paragon Commercial Bank, or Paragon, February 2007 equity financing transaction, and convertible note financing, should fund our operations for the next 18 months. As of March 19, 2007, we have approximately $2.0 million available on our revolving line of credit and approximately $5.2 million available through our convertible note financing. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, the charges filed against a former officer and a former employee filed by the SEC and the United States Attorney General, and the pending shareholder class action lawsuit may require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan and we may have to liquidate our business.

Our business is dependent upon the development and market acceptance of our applications.

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

We have not yet demonstrated that we have a successful business model.

We have invested significantly in infrastructure, operations, and strategic relationships to support our SaaS delivery model, which represents a significant departure from the delivery strategies that other software vendors and we have traditionally employed. To maintain positive margins for our small business services, our revenues will need to continue to grow more rapidly than the cost of such revenues. We anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaaS business model and the results of our sales efforts to reach agreements with syndication partners with small business customer bases, but this business model may become ineffective due to forces beyond our control that we do not currently anticipate. Although we entered into agreements, including a marketing referral agreement, with 14 new partners and customers during 2007, our success depends in part on the ultimate success of our syndication partners and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services.

In addition, our end users currently do not sign long-term contracts. They have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period and, in fact, they have often elected not to do so. Our end users also may renew for a lower-priced edition of our services or for fewer users. Many of our end users utilize our services without charge. These factors make it difficult to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including when we begin charging for our services, their dissatisfaction with our services, and their capability to continue their operations and spending levels. If our customers do not renew their subscriptions for our services or we are not able to increase the number of subscribers, our revenue may decline and our business will suffer.

The SEC action against us, the SEC and criminal actions brought against certain former employees, and related stockholder and other lawsuits have damaged our business, and they could damage our business in the future.

The lawsuit filed against us by the SEC, the SEC and criminal actions filed against a former officer and a former employee, the class action lawsuit filed against us and certain current and former officers, directors, and employees, and the lawsuit filed by a former executive officer against us has harmed our business in many ways, and may cause further harm in the future. Since the initiation of these actions, our ability to raise financing from new investors on favorable terms has suffered due to the lack of liquidity of our stock, the questions raised by these actions, and the resulting drop in the price of our common stock. As a result, we may have to rely solely on existing investors for such financing, and may not raise sufficient financing, if necessary, in the future.

Legal and other fees related to these actions have also reduced our cash flow. We make no assurance that we will not continue to experience additional harm as a result of these matters. The time spent by our management team and directors dealing with issues related to these actions detracts from the time they spend on our operations, including strategy development and implementation. These actions also have harmed our reputation in the business community, jeopardized our relationships with vendors and customers, and decreased our ability to attract qualified personnel, especially given the media coverage of these events.

In addition, we face uncertainty regarding amounts that we may have to pay as indemnification to certain current and former officers, directors, and employees under our Bylaws and Delaware law with respect to these actions, and we may not recover all of these amounts from our directors and officers liability insurance policy carrier. Our Bylaws and Delaware law generally require us to indemnify, and in certain circumstances advance legal expenses to, current and former officers, directors, employees, and agents against claims arising out of such person’s status or activities as our officer, director, employee, or agent, unless such person (i) did not act in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests or (ii) had reasonable cause to believe his conduct was unlawful. As of March 19, 2008, there are SEC and criminal actions pending against a former executive officer and a former employee who have requested that we indemnify them and advance expenses incurred by them in the defense of those actions. Also, a stockholder class action lawsuit has been filed against us and certain of our current and former officers, directors, and employees. The SEC, criminal, and stockholder actions are more fully described in Part I, Item 3, “Legal Proceedings,” in this report.

Generally, we are required to advance defense expenses prior to any final adjudication of an individual’s culpability. The expense of indemnifying our current and former directors, officers, and employees for their defense or related expenses in connection with the current actions may be significant. Our Bylaws require that any director, officer, employee, or agent requesting advancement of expenses enter into an undertaking with us to repay any amounts advanced unless it is ultimately determined that such person is entitled to be indemnified for the expenses incurred. This provides us with an opportunity, depending upon the final outcome of the matters and the Board’s subsequent determination of such person’s right to indemnity, to seek to recover amounts advanced by us. However, we may not be able to recover any amounts advanced if the person to whom the advancement was made lacks the financial resources to repay the amounts that have been advanced. If we are unable to recover the amounts advanced, or can do so only at great expense, our operations may be substantially harmed as a result of loss of capital.

Although we have purchased insurance that may cover these obligations, we can offer no assurances that all of the amounts that may be expended by us will be recovered under our insurance policy. It is possible that we may have an obligation to indemnify our current and former officers, directors, and employees under the terms of our Bylaws and Delaware law, but that there may be insufficient coverage for these payments under the terms of our insurance policy. Therefore, we face the risk of making substantial payments related to the defense of these actions, which could significantly reduce amounts available to fund working capital, capital expenditures, and other general corporate objectives.

In addition, our insurance policy provides that, under certain conditions, our insurer may have the right to seek recovery of any amounts it paid to the individual insureds or us. As of March 19, 2008, we do not know and can offer no assurances about whether these conditions will apply or whether the insurance carrier will change its position regarding coverage related to the current actions. Therefore, we can offer no assurances that our insurer will not seek to recover any amounts paid under its policy from the individual insureds or us. If such recovery is sought, then we may have to expend considerable financial resources in defending and potentially settling or otherwise resolving such a claim, which could substantially reduce the amount of capital available to fund our operations.

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

Our executive management team has undergone significant changes during the last half of 2007 and first quarter of 2008. Our success depends significantly on the continued services of our remaining executive management personnel and attracting additional qualified personnel. Losing any of our remaining officers could seriously harm our business. Competition for executives is intense. Although we have resolved the SEC charges filed against us, we may not be able to attract highly qualified candidates to serve on our executive management team. If we had to replace any of our other officers, we would not be able to replace the significant amount of knowledge that they may have about our operations. If we cannot attract and retain qualified personnel and integrate new members of our executive management team effectively into our business, then our business and financial results may suffer. In addition, all of our executive team work at the same location, which could make us vulnerable to loss of our entire management team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

Failure to comply with the provisions of our debt financing arrangements could have a material adverse effect on us.

Our revolving line of credit from Paragon is secured by an irrevocable standby line of credit issued by HSBC Private Bank (Suisse) SA, or HSBC, with Atlas Capital SA, or Atlas, as account party. Our secured subordinated convertible notes are secured by a first-priority lien on all of our unencumbered assets, and a primary subordinated security interest in our encumbered assets, as permitted by our agreements with Paragon.

If an event of default occurs under our debt financing arrangements and remains uncured, then the lender could foreclose on the assets securing the debt. If that were to occur, it would have a substantial adverse effect on our business. In addition, making the principal and interest payments on these debt arrangements may drain our financial resources or cause other material harm to our business.

Compliance with regulations governing public company corporate governance and reporting is uncertain and expensive.

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with corporate governance and disclosure requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority, or FINRA. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly.

For fiscal 2007, we are required to comply with the requirements of Section 404 of Sarbanes-Oxley involving management’s assessment of our internal control over financial reporting, and our independent accountant’s audit of our internal control over financial reporting is required for fiscal 2008. To comply with these requirements, we are evaluating and testing our internal controls, and where necessary, taking remedial actions, to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting. As a result, we have incurred and will continue to incur expenses and diversion of management’s time and attention from the daily operations of the business, which may increase our operating expenses and impair our ability to achieve profitability.

In the past, we have identified several significant deficiencies in our internal control over financial reporting. We believe we have remediated these identified significant deficiencies, but we cannot give any assurances that all significant deficiencies or material weaknesses have been identified or that additional significant deficiencies or material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of Sarbanes-Oxley. The existence of one or more material weaknesses would preclude a conclusion by management that we maintained effective internal control over financial reporting.

In addition, there can be no assurance that we will be able to maintain our schedule to complete all assessment and testing of our internal controls in a timely manner. Further, we cannot be certain that our testing of internal controls and resulting remediation actions will yield adequate internal control over financial reporting as required by Section 404 of Sarbanes-Oxley. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could adversely affect the market price of our common stock.

Officers, directors, and principal stockholders control us. This might lead them to make decisions that do not benefit the interests of minority stockholders.

Our officers, directors, and principal stockholders beneficially own or control approximately 48% of our outstanding common stock. Certain of these principal stockholders hold warrants and convertible notes, which may be exercised or converted into additional shares of our common stock under certain conditions. The convertible noteholders have designated a bond representative to act as their agent. We have agreed that the bond representative shall be granted access to our facilities and personnel during normal business hours, shall have the right to attend all meetings of our Board of Directors and its committees and to receive all materials provided to our Board of Directors or any committee of our Board. In addition, so long as the notes are outstanding, we have agreed that we will not take certain material corporate actions without approval of the bond representative. The Chairman of our Board of Directors currently is serving as the bond representative.

Our officers, directors, and principal stockholders, acting together, would have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring, or preventing a change in control of us, impeding a merger, consolidation, takeover, or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of our common stock.

Any issuance of shares of our common stock in the future could have a dilutive effect on the value of our existing stockholders’ shares.

We may issue shares of our common stock in the future for a variety of reasons. For example, under the terms of our stock purchase warrant and agreement with Atlas, it may elect to purchase up to 444,444 shares of our common stock at $2.70 per share upon termination of, or if we are in breach under the terms of, our line of credit with Paragon. In connection with our private financing in February 2007, we issued warrants to the investors to purchase an additional 1,176,471 shares of our common stock at $3.00 per share and a warrant to our placement agent in that transaction to purchase 35,000 shares of our common stock at $2.55 per share. Upon maturity of their convertible notes, our noteholders may elect to convert all, a part of, or none of their notes into shares of our common stock at variable conversion prices. In addition, we may raise funds in the future by issuing additional shares of common stock or other securities.

If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the necessary amount of capital. Our stockholders may experience dilution in the value of their shares as a result.

Shares eligible for public sale could adversely affect our stock price.

Future sales of substantial amounts of our shares in the public market, or the appearance that a large number of our shares are available for sale, could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our securities. At March 19, 2008, 18,184,628 shares of our common stock were issued and outstanding and a significant number of shares may be issued upon the exercise of outstanding options, warrants, and convertible notes.

Our stock is very thinly traded. The average daily trading volume for our common stock between January 2007 and February 2008 was approximately 18,200 shares per day. The number of shares that could be sold during this period was restrained by previous contractual and other legal limitations imposed on some of our shares that are no longer applicable. This means that market supply may increase more than market demand for our shares. Many companies experience a decrease in the market price of their shares when such events occur.

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

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Further, our common stock has a limited trading history. Factors affecting the trading price of our common stock generally include the risk factors described in this report.

In addition, the stock market from time to time has experienced extreme price and volume fluctuations that have affected the trading prices of many emerging growth companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad trading fluctuations could adversely affect the trading price of our common stock.

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. A securities class action was filed against us in October 2007 as more fully described elsewhere in this report. This securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. We may determine, like many defendants in such lawsuits, that it is in our best interests to settle the lawsuit, even if we believe that the plaintiffs’ claims have no merit, to avoid the cost and distraction of continued litigation. Any liability we incur in connection with this or any other potential lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this type of lawsuit could harm our results.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prescribed by the SEC and certain other information related to the penny stock, the broker-dealer’s compensation in the transaction, and the other penny stocks in the customer’s account.

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

If we fail to evaluate, implement, and integrate strategic opportunities successfully, our business may suffer.

From time to time we evaluate strategic opportunities available to us for product, technology, or business acquisitions or dispositions. If we choose to make acquisitions or dispositions, we face certain risks, such as failure of an acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired business, and difficulty in integrating or separating a business’s operations, personnel, and financial and operating systems. We may not be able to successfully address these risks or any other problems that arise from our previous or future acquisitions or dispositions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition or disposition could adversely affect our business, results of operations, and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal administrative and research and development facility is located in Durham, North Carolina near Research Triangle Park and consists of approximately 5,800 square feet of office space held under a lease that expires on October 31, 2008. We also lease approximately 6,800 square feet of office space in Grand Rapids, Michigan under a lease that expires on March 31, 2008.

ITEM 3.  LEGAL PROCEEDINGS

Smart Online, Inc. v. Genuity, Inc. - We instituted this action against Genuity, Inc., or Genuity, on May 22, 2001, in the Superior Court of Wake County, North Carolina, Civil Action No. 01-CVS-06277. We brought claims against Genuity for breach of contract, breach of express warranty, breach of implied warranty of merchantability, breach of warranty of fitness for a particular purpose, conversion, unfair and deceptive trade practices, negligent misrepresentation, and fraud arising from Genuity’s failure to perform properly under contracts with us, from Genuity’s failure to return certain property belonging to us, and from certain representations made by Genuity with regard to the services we needed under the contracts. In our complaint, we sought treble and punitive damages, costs, a return of the property, and other appropriate relief. On or about July 23, 2001, Genuity filed its answer to the complaint along with counterclaims against us. In its counterclaims, Genuity brought claims for breach of contract alleging that we failed to pay for the services rendered by Genuity, and sought damages, costs, and other appropriate relief. On October 22, 2002, the court denied Genuity’s request to dismiss our breach of contract claim, allowed us to amend our complaint to restate our claim for breach of contract, and dismissed our claims for breach of implied warranties. The parties were completing discovery and preparing for trial when the case was automatically stayed as a result of Genuity’s filing for bankruptcy. This case is still subject to the automatic stay.

Securities and Exchange Commission Litigation. On January 17, 2006, the SEC temporarily suspended the trading of our securities. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning our securities because of possible manipulative conduct occurring in the market for our stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result of the SEC’s suspension, NASDAQ withdrew its acceptance of our application to have our common stock traded on the NASDAQ Capital Market, and our securities did not automatically return to quotation on the OTCBB. After the filing of the required paperwork by a market maker, our common stock returned to quotation on the OTCBB on September 11, 2006. Simultaneously with the suspension, the SEC advised us that it was conducting a non-public investigation.

On September 11, 2007, we were informed that Dennis Michael Nouri, our then serving President, Chief Executive Officer, and a director, had been charged in a criminal complaint that alleges federal securities fraud and conspiracy to commit fraud. We were not named in the criminal complaint. The U.S. government filed the complaint under seal on August 1, 2007 in the U.S. District Court for the Southern District of New York. Also named as defendants in the criminal complaint were Reeza Eric Nouri, a former manager of our company, and Ruben Serrano, Anthony Martin, James Doolan, and Alain Lustig, brokers alleged to have participated with the Nouris in the alleged fraud. The criminal complaint alleges that the defendants, directly and indirectly, used manipulative and deceptive devices in violation of Sections 2 and 371 of Title 18 of the U.S. Code, Sections 10(b) and 32 of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act, or Rule 10b-5. On November 8, 2007, as part of this ongoing action, the U.S. government filed a grand jury indictment against Dennis Michael Nouri, Reeza Nouri, Ruben Serrano, and Alain Lustig in the U.S. District Court for the Southern District of New York. The grand jury indictment charges these defendants with conspiracy to commit securities fraud in violation of Sections 78j(b) and 78 ff of Title 17 of the U.S. Code and Rule 10b-5, wire fraud in violation of Sections 1343 and 1346 of Title 18 of the U.S. Code, and commercial bribery in violation of Section 1952(a)(3) of Title 18 of the U.S. Code and Sections 180.00 and 180.03 of the New York State Penal Law. Under the grand jury indictment, the U.S. government is seeking forfeiture from these defendants of all property, real and personal, that constitutes or is derived from proceeds traceable to the commission of the alleged securities fraud offenses.

On September 11, 2007, the SEC filed a civil action against us and the defendants named in the criminal complaint in the U.S. District Court for the Southern District of New York. The SEC complaint alleged that the defendants in this civil action, either directly or indirectly, have engaged in transactions, acts, practices, and courses of business which constitute violations of Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act, and Rule 10b-5. The SEC complaint sought to permanently enjoin each of the civil defendants from committing future violations of the foregoing federal securities laws. The SEC complaint also requested that each of the defendants, excluding us, be required to disgorge any ill-gotten gains and pay civil penalties. The SEC complaint further sought an order permanently barring Michael Nouri from serving as an officer or director of a public company. The SEC complaint did not seek any fines or other monetary penalties against us. On September 28, 2007, we agreed, without admission of any liability, to the entry of a consent judgment against us which permanently enjoins us from violations of the antifraud provisions of the federal securities laws, specifically Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act, and Rule 10b-5. No fines or other monetary sanctions were levied against us. The consent judgment settles the SEC complaint against us and was entered by the court on October 2, 2007.

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

Nouri v. Smart Online, Inc. On October 17, 2007, Henry Nouri, our former Executive Vice President, filed a civil action against us in the General Court of Justice, Superior Court Division, in Orange County, North Carolina. The complaint alleged that we had no “cause” to terminate Mr. Nouri’s employment and that we breached Mr. Nouri’s employment agreement by notifying him that his employment was terminated for cause, by failing to itemize the cause for the termination, and by failing to pay him benefits to which he would have been entitled had his employment been terminated without “cause.” The complaint sought unspecified compensatory damages, including interest, a declaratory judgment that no cause existed for the termination of Mr. Nouri’s employment and that Mr. Nouri is entitled to the benefits provided under his employment agreement for a termination without “cause,” and costs and expenses. On December 17, 2007, Mr. Nouri served his First Amended Complaint in which he, among other things, added an allegation that he was entitled to additional relief because of an alleged “beneficial change of ownership” in our company. On January 23, 2008, the parties settled this dispute, and on January 24, 2008, the lawsuit was dismissed with prejudice.

At this time, we are not able to determine the likely outcome of the legal matters described above, nor can we estimate our potential financial exposure. Our management has made an initial estimate based upon its knowledge, experience and input from legal counsel, and we have accrued approximately $250,000 of additional legal reserves. Such reserves will be adjusted in future periods as more information becomes available. If an unfavorable resolution of any of these matters occurs, our business, results of operations, and financial condition could be materially adversely affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was approved for quotation on the OTCBB under the symbol “SOLN” on March 15, 2005, but trading did not begin until mid-April 2005. We do not believe there is an established public trading market for our common stock. The following table sets forth the high and low bid prices for our common stock for the quarterly periods since trading began until December 31, 2007. The prices set forth below reflect interdealer quotations, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

For the Quarter Ending	High		Low
March 31, 2006		$10.00		$8.05
June 30, 2006	$	n/a	$	n/a
September 30, 2006		$2.80		$1.75
December 31, 2006		$2.75		$0.90
March 31, 2007		$3.00		$1.95
June 30, 2007		$2.95		$1.85
September 30, 2007		$2.83		$0.55
December 31, 2007		$2.80		$1.50

Due to the suspension in trading of our securities, from January 17, 2006 until September 11, 2006, our common stock was not listed on any exchange or included in any interdealer quotation system. Our common stock resumed trading on the OTCBB on September 11, 2006. For the quarter ended March 31, 2006, the high and low bid prices in the table above reflect bids made on the OTCBB during the period from January 1, 2006 through and including January 13, 2006. For the quarter ended June 30, 2006, there are no high and low bid prices for our common stock on the OTCBB. The high and low bid prices for this period were $4.25 and $1.05, respectively. For the quarter ended September 30, 2006, the high and low bid prices in the table above reflect bids made on the OTCBB during the period from September 11, 2006 through and including September 30, 2006.

At December 31, 2007, there were approximately 300 record holders of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to declare or pay dividends for the foreseeable future. As long as our convertible notes are outstanding, we must receive approval from the agent designated by the noteholders in order to pay any dividend on our capital stock.

During 2007, we sold equity securities that were not registered under the Securities Act, as described in our quarterly reports on Form 10-Q and current reports on Form 8-K filed in connection with such transactions.

We have not repurchased any shares of our stock since December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop and market software products and services delivered via a SaaS model and targeted to small businesses that have less than 50 employees. We reach small businesses primarily through syndication arrangements with large corporations that private-label our software applications through their corporate websites. We believe our syndication relationships provide a cost and time efficient way to market to a diverse, fragmented, yet very large small business sector.

Consistent with SFAS No. 131, we have defined two reportable segments based on factors such as geography, how we manage our operations, and how the chief operating decision-maker views results. Those segments are our core operations, or the Smart Online segment, and the operations of our wholly-owned subsidiary, or the Smart Commerce segment. We are currently evaluating the factors that will form the basis of our segmentation going forward.

The Smart Commerce segment derived its revenues primarily from subscriptions to our multi-channel e-commerce systems, including domain name registration and e-mail solutions, e-commerce solutions, website design, and website hosting, as well as consulting services. During 2007, we began integrating the e-commerce product line into our Smart Online segment. For 2007, our Smart Commerce segment generated 92% of our total consolidated revenue, and 98% and 100% of our subscription and professional services revenue, respectively.

The Smart Online segment generates revenues from the development and distribution of internet-delivered SaaS small business applications through a variety of subscription, integration, and syndication channels. In 2007, the Smart Online segment derived revenue primarily from fees charged in connection with the licensing of its platform and applications. For 2007, our Smart Online segment generated 8% of our total consolidated revenue, 100% of our integration and syndication revenue, 48% of our licensing revenue, and 2% of our subscription revenue.

We include costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in the Smart Online segment, which includes the parent or corporate segment.

In October 2005, we acquired substantially all of the assets of Computility. We operated this SFA/CRM business under the name Smart CRM. During 2006, we integrated a simplified version of the SFA/CRM product we acquired from Computility into our OneBizSM platform. Following this successful integration, in September 2006 we sold to Alliance the remaining assets of Computility, which primarily related to consulting and network management. These businesses were not integral to our ongoing business model. Also during October 2005, we acquired all the stock of iMart. We operate this e-commerce business under the name Smart Commerce.

During 2006 and 2007, we made significant improvements to our applications and platforms, including enhancements to the OneBizSM dashboard, marketing features, and the addition of new software applications to OneBizSM, such as our SFA/CRM and Accounting applications. In the second half of 2007, as part of a general restructuring, we began to conduct an evaluation of our technology, platforms, and applications in an effort to document and improve upon our current product offerings and determine which applications, if any, should be discontinued. We expect this process to continue through the third quarter of 2008. Certain bundles of our applications included on our website are offered through the websites of all of our private label partners.

Except as noted below, all financial information for periods prior to our acquisition of Computility and iMart contained in this Annual Report on Form 10-K refers to the financial performance of Smart Online only, and does not include the financial performance of either Computility or iMart before the acquisitions occurred in October of 2005. All financial information for periods after these acquisitions contained in this Annual Report on Form 10-K includes the financial performance of the businesses we acquired, unless otherwise noted. Due to the sale of substantially all of the assets of Smart CRM on September 29, 2006, Smart CRM is classified throughout this Annual Report on Form 10-K as discontinued operations and the assets and liabilities related to Smart CRM are classified as available for sale.

Sources of Revenue

In 2006 and 2007, we derived revenues from the following sources:

•	Subscription fees – monthly fees charged to customers for access to our SaaS applications.
•	License fees – fees charged for licensing of platforms or applications. Licenses may be perpetual or for a specific term.
•	Integration fees – fees charged to partners to integrate their products into our syndication platform.
•	Syndication fees – fees consisting of:
▪	fees charged to syndication partners to create a customized private label site; and
▪	barter revenue derived from syndication agreements with media companies.
•	Professional service fees – fees related to consulting services that complement our other products and applications.
•	Other revenues – revenues generated from non-core activities such as sales of shrink-wrapped products, original equipment manufacturer, or OEM, contracts, and miscellaneous other revenues.

Our current primary focus is to target those established companies that have both a substantial base of small business customers as well as a recognizable and trusted brand name in specific market segments. Our goal is to enter into partnerships with these established companies whereby they private label our products and offer them to their base of small business customers. We believe the combination of the magnitude of their customer bases and their trusted brand names and recognition will help drive our subscription volume.

Subscription revenues primarily consist of sales of subscriptions through private label marketing partners to end users, sales of subscriptions directly to end users, hosting and maintenance fees, and e-commerce website design fees. We make subscription sales either on a subscription or on a “for fee” basis. Applications for which subscriptions are available vary from our own portal to the websites of our partners. Subscriptions are generally payable in advance on a monthly basis and are typically paid via credit card of the individual end user or their aggregating entity. We expect lower net fees from subscribers at the private label syndication websites of our partners than from our main portal since our agreements call for us to share revenue generated on each respective site. In 2007, our Smart Commerce segment generated 98% of our subscription revenue and our Smart Online segment generated the remaining 2%. Our subscription revenue has increased from 2006 to 2007 based on our ability to secure new private label partners in the direct selling industry. We are focusing our efforts on signing up new channel partners as well as diversifying with vertical intermediaries in various industries.

Licensing revenue consists of perpetual or term license agreements for the use of the Smart Online platform, the Smart Commerce platform, or any of our applications. In 2007, our Smart Online segment generated 48% of our licensing revenue and our Smart Commerce segment generated 52% of our licensing revenue. We are currently focused on bundling a license component with our other offerings in future transactions.

When appropriate, we charge our partners a fee for private-labeling our website in their own customized interface (i.e., in the “look and feel” of our partners’ sites). We base this fee on the extent of the modifications required and the revenue sharing ratio that we negotiate with our partner. If we charge a fee for the production of the website and the modifications, we record the fee as syndication revenue.

We generally invoice our paying syndication or integration customers in annual or monthly installments, and typical payment terms provide that our customers pay us within 30 days of invoice. In general, we collect our billings in advance of the service period. As we have shifted our focus toward driving subscription revenue, which we deem to have the greatest potential for future revenue growth, we have seen a decrease in syndication and integration revenue through 2007 and we expect this decrease to continue through 2008. In 2007, our Smart Online segment generated 100% of our syndication and integration revenue.

We generate professional service fees from our consulting services. For example, a partner may request that we re-design its website to better accommodate our products or to improve its own website traffic. We typically bill professional service fees on a time and material basis. In 2007, our Smart Commerce segment generated 100% of our professional service revenue.

Other revenues primarily consist of non-core revenue sources such as traditional shrink-wrap software sales and miscellaneous web services. It also includes OEM revenue generated through sales of our applications bundled with products offered by other manufacturers. In 2007, our Smart Online segment generated 28% of our other revenues and our Smart Commerce segment generated the remaining 72%.

Cost of Revenues

Cost of revenues primarily is composed of salaries associated with maintaining and supporting integration and syndication partners, the cost of domain name and email registrations, and the cost of external hosting facilities associated with maintaining and supporting integration and syndication partners.

Operating Expenses

In previous years, we primarily focused our efforts on basic product development and integration. In the fourth quarter of 2006, we shifted our focus to increasing subscription revenue while concentrating our development efforts on enhancements and customization of our proprietary platforms and applications. In the early part of 2007, we also began to focus on licensing our platform products and applications.

Research and Development. Historically, we have not capitalized any costs associated with the development of our products and platforms. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Because any such costs that would be capitalized following the establishment of technological feasibility would immediately be written off due to uncertain realizability, all such costs have been recorded as research and development costs and expensed as incurred. Because of our proprietary, scalable, and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase substantially in absolute dollars, but decrease as a percentage of total revenue, as we hire additional personnel in both segments, whether internally or by outsourcing, to enhance and customize our platforms and applications. In addition, we have begun to conduct an evaluation of our technology, platforms, and applications in an effort to document and improve upon our current product offerings and determine which applications, if any, should be discontinued. We expect this process to continue through the third quarter of 2008.

Sales and Marketing. Historically, we spent limited funds on marketing, advertising, and public relations. Our business model of partnering with established companies with extensive small business customer bases allows us to leverage the marketing dollars spent by our partners rather than requiring us to incur such costs. We do not yet conduct any significant direct marketing or advertising programs. Our sales and marketing costs increased significantly in 2007 due to the addition of personnel in our Sales and Marketing department and revenue share arrangements with two new customers in our Smart Commerce segment. As we begin to grow the number of subscribers to our products, we expect sales and marketing expense to increase due to the various percentages of revenue we may be required to pay to partners as marketing fees.

General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, legal, human resources, and information technology personnel; professional fees; and other corporate expenses, including facilities costs. We anticipate general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and to our operations as a public company. Non-recurring general and administrative expenses increased significantly in 2006 as a result of the suspension of trading of our securities by the SEC, the related SEC investigation, and the internal investigation of matters relating to that suspension. Our expenses related to these matters decreased to an immaterial amount in the fourth quarter of 2006. These costs again increased in 2007 following the civil and criminal complaints filed in September 2007 described in detail in Part I, Item 3, “Legal Proceedings,” of this report. We have also incurred additional material costs in 2007 as we take the necessary steps to comply with Section 404 of Sarbanes-Oxley. We expect to continue to incur material costs related to these matters in 2008.

Stock-Based Expenses. Our operating expenses include stock-based expenses related to options, restricted stock awards, and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which resulted and will continue to result in material costs on a prospective basis as long as a significant number of options are outstanding. See Note 9, “Stockholders’ Deficit,” of the Consolidated Financial Statements in Item 8 of this report. In June 2007, we limited the issuance of awards under our 2004 Plan to awards of restricted or unrestricted stock and do not anticipate any further stock option awards to be granted under the 2004 Plan. In addition, in connection with the issuance of 1,273,000 shares of our common stock issued pursuant to investor relations services contracts, including 1,250,000 of which were issued in the fourth quarter of 2005, we have incurred non-cash expenses equal to the market value of the shares of approximately $9.9 million.  In 2006, we redeemed 1,250,000 shares issued in the fourth quarter of 2005, resulting in other income of $3,125,000. This was done in connection with the settlement agreements between the parties issued these shares and us. Under these agreements, these parties retained the cash fee paid to them, totaling $500,000, for their services.

Financing Summary

As of March 19, 2008, in addition to our cash on hand and accounts receivable, we had approximately $7.2 million available to us: approximately $2.0 million through our revolving line of credit and approximately $5.2 million through our secured subordinated convertible notes, both discussed in greater detail below.

In November 2006, we established a$1.3 million revolving line of credit with Wachovia Bank, NA, or Wachovia, which we subsequently increased to $2.5 million. We were required to pay off any advances made on the line of credit no later than August 1, 2008 and make monthly payments of accrued interest on any outstanding balance commencing on December 1, 2006. The line of credit was secured by our deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas, a current stockholder, as account party. As of December 31, 2007, we had drawn down $2.1 million of the $2.5 million Wachovia line of credit. On February 15, 2008, we paid off the Wachovia line of credit, and on February 20, 2008, we entered a new line of credit with Paragon. This line of credit is secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party. We must pay off any advances made on the line of credit no later than February 19, 2009 and make monthly payments of accrued interest on any outstanding balance. Interest is payable at the prime rate as periodically published by the Wall Street Journal, minus one-half percent.

In connection with the increase in the letter of credit to obtain the increase of the Wachovia line of credit, we entered into a stock purchase warrant and agreement with Atlas. Under the terms of this agreement, we issued a warrant to Atlas to purchase up to 444,444 shares of common stock at a price of $2.70 per share at the termination of the line of credit or if we are in default under the terms of the line of credit. In consideration for Atlas providing the Paragon letter of credit, we agreed to amend the agreement to provide that the warrant is exercisable at the termination of the Paragon line of credit or if we are in default under the terms of the Paragon line of credit.

Under the terms of the acquisition agreements entered in connection with the purchase of all the stock of iMart in October 2005, we were obligated to make certain installment payments, including non-compete payments, to the former owners of iMart. As of February 2007, the previous owners of iMart were paid all installment payments required under the acquisition agreements. We were able to make these payments by refinancing the payments with a loan of approximately $1.8 million from Fifth Third Bank, as well as through a drawdown of approximately $1.0 million from our revolving line of credit with Wachovia described above. The loan from Fifth Third Bank was payable in 24 monthly installments. The loan was secured by all of the assets of Smart Commerce, all of Smart Commerce’s intellectual property. We guaranteed the loan with a guaranty secured by all the common stock of Smart Commerce, and a restricted cash account. In November 2007, following the convertible note offering described below, we repaid all principal and interest owed to Fifth Third Bank in connection with this loan. All restricted cash was released and used to repay part of the principal due.

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

On November 14, 2007, in an initial closing, we sold $3.3 million aggregate principal amount of secured subordinated convertible notes due November 14, 2010. In addition, the noteholders have committed to purchase on a pro rata basis up to $5.2 million aggregate principal of secured subordinated notes upon approval and call by our Board of Directors in future closings. We are obligated to pay interest on the notes at an annualized rate of 8% payable in quarterly installments commencing on February 14, 2008. We do not have the ability to prepay the notes without approval of at least a majority of the principal amount of the notes then outstanding. (For further discussion of these notes, see Note 7, “Notes Payable,” to the consolidated financial statements in Item 8 below.)

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically re-evaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. We presently believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition – We recognize revenue in accordance with accounting standards for software and service companies including the SEC’s Staff Accounting Bulletin 104, “Revenue Recognition,” or SAB 104, American Institute of Certified Public Accountants, or AICPA, Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2, Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal or Net as an Agent,” or EITF 99-19, and related interpretations, including AICPA Technical Practice Aids. We also utilize interpretative guidance from regulatory and accounting bodies, which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board, or FASB, and various professional organizations.

Subscription revenues consist of subscription sales directly to end users, or to others for distribution to end users, hosting and maintenance fees, and e-commerce website design fees. We make subscription sales either on a monthly subscription or a one-time “for fee” basis. Subscriptions, which include access to most of our offerings, are payable in advance on a monthly basis. Currently, most of our syndication agreements call for us to receive a percentage of revenue generated. Depending on the criteria of each individual contract and in accordance with EITF 99-19, we make a determination as to whether we should recognize the gross revenue with a corresponding expense for the portion paid to or retained by the partner or recognize only our net portion as revenue. At this time, we are still selling certain products and services on a “for fee” basis. We also recently stopped offering to our potential syndication partners volume discounts for pre-paid subscriptions, which they could either resell or contribute to their small business customers, because no volume sales have occurred.  E-commerce website design fees, which we charge for building and maintaining corporate websites or to add the capability for e-commerce transactions, are recognized over the life of the project. We recognize domain name registration fees over the term of the registration period.

We recognize professional service fees over the term of the consulting engagement as services are performed, which is typically one to three months. If we bill and collect advance payments for consulting services prior to completion of the project, we record the payments as deferred revenue when received. If the fees are not fixed or determinable, we recognize revenue as work is performed and billed. In determining whether we can account for the professional service fees separately from subscription and support revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists of the undelivered elements, the nature of the consulting services, when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.

Effective January 1, 2007, a major customer executed a letter of clarification which more clearly defined the roles and responsibilities of each party. Individual Business Owners, or IBOs, associated with this customer are provided e-commerce, domain name, and email services. In exchange for marketing these services to its IBOs, the customer is paid a marketing fee. At the inception of the business relationship, it was agreed that the customer would collect the gross service fee from the IBOs, and the customer would retain its marketing fee and remit the net remaining cash to us. Because the roles and responsibilities of each party were vaguely defined in the past, we recorded revenue only on the net cash received. Following the execution of the letter of clarification and in accordance with EITF 99-19, we now record this revenue as the gross amount paid by the IBO and a sales and marketing expense for the marketing services rendered by the customer. Ultimately, the effect on net income is nil; however, subscription revenue and sales and marketing expense are effectively and appropriately recognized on a gross basis. Because the new accounting method was triggered by a clarification to the existing agreement and not by a change from one accepted accounting method to another, we did not retroactively adjust the 2006 subscription revenue as would be required by SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” In 2007, this accounting method resulted in approximately $864,000 of additional subscription revenue and a corresponding charge to sales and marketing expense.

We derive revenue from the licensing of software platforms along with the sale of associated maintenance, consulting, and application development services. The arrangement may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. We use the residual method pursuant to SOP 97-2, which allows us to recognize revenue for a delivered element when such element has vendor specific objective evidence, or VSOE, of the fair value of the delivered element. If we cannot determine or maintain VSOE for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

If multiple-element arrangements involve significant development, modification, or customization, or if we determine that certain elements are essential to the functionality of other elements within the arrangement, we defer revenue until we provide all elements necessary to the functionality to a customer. The determination of whether the arrangement involves significant development, modification, or customization could be complex and require the use of judgment by our management.

We typically base the amount of revenue to be recognized from development and consulting services on the amount of work performed within a given period. Revenue recognition is typically based on estimates involving total costs to complete and the stage of completion. The assumptions and estimates made to determine the total costs and stage of completion may affect the timing of revenue recognition. We account for changes in estimates of progress to completion and costs to complete as cumulative catch-up adjustments.

Under SOP 97-2, provided the arrangement does not require significant development, modification, or customization, we recognize revenue when all of the following criteria have been met:

1.	persuasive evidence of an arrangement exists
2.	delivery has occurred
3.	the fee is fixed or determinable
4.	collectibility is probable

If at the inception of an arrangement, the fee is not fixed or determinable, we defer revenue until the arrangement fee becomes due and payable. If we deem collectibility not probable, we defer revenue until we receive payment or collection becomes probable, whichever is earlier. The determination of whether fees are collectible requires judgment of our management, and the amount and timing of revenue recognition may change if different assessments are made.

Syndication fees primarily consist of fees charged to syndication partners to create and maintain a customized private label site and for ongoing support, maintenance, and customer service. Syndication agreements typically include an advance fee and monthly hosting fees. Integration fees primarily consist of fees charged to integration partners to integrate their products into our syndication platform. We record invoiced amounts as accounts receivable and in deferred revenue and recognize the revenue ratably over the specified lives of the contracts, commencing on the date the site goes online. Syndication, integration, and support contracts typically provide for early termination only upon a material breach by either party that is not cured in a timely manner. If a contract terminates earlier than the expiration of its term, we recognize the remaining deferred revenue upon termination. It is possible that we may change the estimates of the expected duration of customer contract lives and that we could adjust the period over which we amortize such syndication revenues. Any such change in specified contract lives could affect future results of operations.

Impairment of Long Lived Assets – We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If we consider such assets to be impaired, we measure the impairment to be recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

Income Taxes – We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve. In the event we determine that we will not be able to realize all or part of our net deferred tax assets, we would make an adjustment in the period we make such determination. We recorded no income tax expense in any of the periods presented, as we have experienced significant operating losses to date. If utilized, we may apply the benefit of our total net operating loss carryforwards to reduce future tax expense. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets. These carryforwards would also be subject to limitations, as prescribed by applicable tax laws. As a result of prior equity financings and the equity issued in conjunction with certain acquisitions, we have incurred ownership changes, as defined by applicable tax laws. Accordingly, our use of the acquired net operating loss carryforwards may be limited. Further, to the extent that any single year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31, 2007	Year Ended December 31, 2006
REVENUES:
Integration Fees	$5,995	$182,660
Syndication Fees	60,000	218,386
Subscription Fees	2,829,343	1,904,192
Professional Service Fees	1,436,770	819,300
License Fees	580,000	450,000
Other Revenue	25,546	70,352
Total Revenues	4,937,654	3,644,890

COST OF REVENUES	511,619	329,511

GROSS PROFIT	4,426,035	3,315,379

OPERATING EXPENSES:
General and Administrative	4,896,928	5,648,377
Sales and Marketing	2,118,245	1,016,107
Research and Development	2,497,408	2,016,507
Total Operating Expenses	9,512,581	8,680,991

LOSS FROM CONTINUING OPERATIONS	(5,086,546)	(5,365,612)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(569,975)	(254,381)
Gain (Loss) on Settlements	(34,877)	144,351
Redemption of Investor Relations Shares	-	3,125,000
Writeoff of Investment	-	(25,000)
Other Income (Expense)	184,772	(122,502)
Total Other Income	(420,080)	2,867,468
NET LOSS FROM CONTINUING OPERATIONS	(5,506,626)	(2,498,144)
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM (2006 includes gain on sale of assets of $563,835, write-off of goodwill of $2,793,321, and loss on operations of $296,077), net of tax ($0)	-	(2,525,563)
Loss on Discontinued Operations	-	(2,525,563)
NET LOSS
Net Loss Attributed to Common Stockholders	$(5,506,626)	$(5,023,707)
NET LOSS PER SHARE:
Continuing Operations, Basic and Diluted	$(0.32)	$(0.17)
Discontinued Operations, Basic and Diluted	-	(0.17)
Net Loss Attributed to Common Stockholders, Basic and Diluted	(0.32)	(0.33)
SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic and Diluted	17,046,608	15,011,830

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended December 31,
	2007	2006
REVENUES:
Integration Fees	-	5%
Syndication Fees	1%	6%
Subscription Fees	57%	52%
Professional Service Fees	29%	35%
License Fees	12%	12%
Other Revenue	-	2%

Total Revenues	100%	100%

COST OF REVENUES	10%	9%

GROSS PROFIT	90%	91%

OPERATING EXPENSES:
G&A	99	155%
Sales & Marketing	43%	28%
Development	51%	55%

Total Operating Expenses	193%	238%

Net Income (Loss) from Operations	-103%	-147%

OTHER INCOME (EXPENSE):
Interest Income (Expense), net	-12%	-7%
Gain (Loss) on Legal Settlements	-1%	4%
Other Income	4%	82%
Writeoff of Investment	-	-1%

DISCONTINUED OPERATIONS
Gain (Loss) from Operations of Smart CRM (including Loss on Sale of $2,140,054)	-	-69%
Income from Discontinued Operations	-	-69%
NET INCOME (LOSS)	-112%	-138%

Net Loss Attributed to Common Stockholders	-112%	-723%

Overview of Results of Operations for the Fiscal Year Ended December 31, 2007

Total revenues for the year ended December 31, 2007 were $4.9 million, an increase of $1.3 million or 35% over 2006. Subscription revenue for 2007 was $2.8 million, an increase of $925,000, or 49%, over 2006. For 2007, we reported in two segments and derived $400,000 and $4.5 million of our consolidated revenue from our Smart Online segment and Smart Commerce segment, respectively.

Our net loss for 2007 was $5.5 million, an increase of $483,000 from a net loss of $5.0 million in 2006. Net loss for 2006 included a loss on discontinued operations of $2.5 million, and $3.1 million of other income from the redemption of investor relations shares. Also during 2006, we incurred depreciation and amortization expense of $782,000 and compensation costs related to stock options and restricted stock of $780,000 as accounted for under SFAS No. 123R. Net loss for 2007 included non-cash charges of $842,000 related to amortization and depreciation and $548,000 related to compensation costs for stock options and restricted stock as accounted for under SFAS No. 123R.

During 2006, we incurred substantial costs related to the SEC’s suspension of the trading of our common stock and the resulting SEC and internal investigations. Legal expense related to the SEC and internal investigations was approximately $1.0 million for 2006. During the latter half 2007, legal expense related to the continuation of the SEC action was approximately $300,000.

In the first quarter of 2006, we learned that one of our major customers for the Smart Commerce segment underwent a restructuring. During 2006, this restructuring resulted in a loss of approximately 45% of the revenue generated by this customer. Revenue from this customer decreased in the months following the restructuring, then leveled off for the last three months of 2006. Throughout 2007, revenues from this customer again began to decrease and fell approximately 10% further for a total reduction from this customer of approximately 55% from the 2005 level.

As of December 31, 2007, our platforms were available through an aggregate of ten syndication partners and our main portal. Not all of our syndication partners offered all of our applications available through either of our platforms, and none of our syndication partners offered both platforms, through their websites.

Comparison of the Results of Operations for the Years Ended December 31, 2007 and 2006

Revenues– Total revenues were $4.9 million in 2007 as compared to $3.6 million in 2006, an increase of $1.3 million, or 35%. Subscription revenue for 2007 was $2.8 million, an increase of $925,000, or 49%, over 2006. This increase was primarily attributable to a change in accounting method for certain subscription revenues that were recorded net in 2006 and recorded as gross in 2007. Because the new accounting method was triggered by a clarification to an existing agreement and not by a change from one accepted accounting method to another, the 2006 subscription revenues were not retroactively adjusted as would be required by SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Therefore, subscription revenues for 2007 are not recorded in the same manner as subscription revenues for 2006. If revenue from this customer had been recognized on a net basis in 2007 (making it comparable to 2006), subscription revenue for 2007 would have been approximately $2.0 million, as compared to approximately $1.9 million in 2006, an increase of approximately $61,000, or 3.2%, and total revenues would have been approximately $4.1 million in 2007 as compared to approximately $3.6 million in 2006, an increase of approximately $500,000, or 14%. The increase in subscription revenue was also attributable to the subscription revenue of Smart Commerce, which launched initiatives for several new customers in the latter half of 2007. As discussed above, in the first quarter of 2006, we learned that one customer of Smart Commerce, constituting approximately 40% of iMart’s 2005 revenue, underwent a restructuring that resulted in a decrease of approximately 55% in its business with Smart Commerce between April 2006 and December 2007. Although this customer restructuring has had a negative effect on revenue for Smart Commerce, we have offset this loss by securing two new customers in 2007. Integration revenue decreased $183,000, or 97%, to $6,000 in 2007. Syndication revenue decreased $158,000, or 73%, to $60,000 in 2007 compared to $218,000 in 2006. These decreases were primarily attributable to our shift away from integration and syndication revenue as we began focusing on building subscription revenue. Accordingly, we have allowed the majority of our integration and syndication contracts to expire. We expect our integration and syndication revenue to continue to decline as we work to increase our subscription revenue. Professional service fees increased $617,000, or 75%, to $1.4 million in 2007 compared to 2006. This increase was primarily attributable to the addition of one new customer and the expansion of professional services provided to one existing customer. The Smart Commerce segment accounts for 100% of our professional service fees. License fees increased $130,000, or 29%, from $450,000 in 2006 to $580,000 in 2007. This increase was attributable to the sale of two licenses in 2007 (one by each segment) as compared to one license sale in 2006 by the Smart Commerce segment.

Cost of Revenues – Cost of revenues were $512,000 in 2007 as compared to $330,000 in 2006, an increase of $182,000, or 55%. The Smart Commerce segment contributed $337,000 to cost of revenues in 2007 as compared to $271,000 in 2006, an increase of $66,000. This increase was attributable to increased hosting requirements for two customers, one new and one existing. The cost of revenues at the Smart Online segment increased $119,000, or 216%, to $174,000 in 2007 from $55,000 in 2006. This increase was primarily due to the expansion of our call center, including additional personnel and a call center manager. The remaining difference of approximately $3,000 was due to the discontinuation of operations of Smart CRM.

General and Administrative – General and administrative expenses were $4.9 million in 2007 as compared to $5.6 million in 2006, a decrease of $751,000, or 8%. This decrease was primarily due to decreases in legal, accounting, and registration rights expenses as well as compensation expense related to stock options and restricted stock, which were offset by increases in total compensation, Sarbanes-Oxley compliance, outside contractor expense, and credit card transaction fee expense.

Our legal expenses decreased by $572,000 to $676,000 in 2007 from $1,248,000 in 2006. This decrease is the direct result of lower legal expenses in the first three quarters of 2007 as compared to 2006, which contained higher than normal legal expense due to the SEC and internal investigations. Legal expenses began to increase significantly in the last four months of 2007 following the initiation of a civil proceeding by the SEC against us and certain former employees and certain stock brokers and criminal charges levied against certain former employees and certain stock brokers. We have submitted these expenses to be paid by our directors and officers liability insurance carrier, and we believe we will recover these expenses; however, there can be no assurance that we will recover all of the expenses we submit for payment by the insurance carrier. Accounting fees decreased $155,000 to $109,000 in 2007 from $264,000 in 2006. This was the result of lower dependence on third party accounting resources following the hiring of a full-time chief financial officer in 2006. We expect accounting fees to increase in 2008 as we may need to rely on third party accounting resources during our search for a new chief financial officer. Registration rights penalties decreased $312,000 to $23,000 in 2007 from $335,000 in 2006. This was the result of our filing a Registration Statement on Form S-1 in April 2007, fulfilling our registration requirements and ending the accrual of additional penalties. In addition, many of our stockholders eligible for registration rights settled with us in the first quarter of 2007, which ended the accrual of further penalties for these stockholders. In addition, our compensation expense related to stock options and restricted stock decreased $232,000 to $548,000 in 2007 from $780,000 in 2006. This decrease was the result of increased issuances of restricted stock in 2007, which we deemed to be necessary to recruit and retain new executive officers and to compensate existing employees, as a replacement to more costly stock options. All of these decreases were in our Smart Online segment.

Compliance expense increased to $72,000 in 2007 from $0 in 2006. This was the result of the engagement of an outside consulting firm to assist us with our plan for compliance with Sarbanes-Oxley Section 404. Board compensation expense increased $53,000 to $94,000 in 2007 from $41,000 in 2006. This was the result of the addition of one new independent board member as well as a full year of expense in 2007 related to other independent directors who joined our board in 2006. These increases were incurred at our Smart Online segment.

At our Smart Commerce segment, wages increased $124,000 to $362,000 in 2007 as compared to $238,000 in 2006. This was primarily due to increased allocation of personnel efforts to complete the integration of the products and operations of the Smart Commerce and Smart Online segments. Bank service charges increased $51,000 to $87,000 in 2007 from $36,000 in 2006. This increase was primarily related to the merchant fees involved in the operation of websites for two new customers launched in 2007. Contractor costs increased $42,000 to $144,000 in 2007 from $102,000 in 2006. This is the result of additional workload incurred in preparation of launching these new customers. We utilized outside consultants to increase the speed with which we were able to launch these sites. Health insurance and other benefit costs increased by $31,000 to $53,000 in 2007 from $22,000 in 2006. This increase was the combined result of a new matching program we established in 2007 relating to our employees’ contributions under our 401(k) plan and a shift in financial burden related to our employee health insurance to us and away from our employees. This shift was necessary in order to bring our health insurance plan on par with other local companies with whom we compete for talent.

We are currently disputing our insurance carrier’s refusal to cover certain legal expenses related to our securities litigation matters. We contend that these legal expenses should be reimbursed by our insurance carrier. Because the outcome of this dispute is unclear, we have expensed all legal costs incurred with respect to the SEC matters and our internal investigation, and we will account for any insurance reimbursement, should there be any, in the period such amounts are reimbursed.

Sales and Marketing – Sales and marketing expense increased by $1.1 million or 108%, to $2.1 million in 2007 from $1.0 million in 2006. This increase was primarily the result of increased revenue share expense stemming from the addition of two new Smart Commerce customers and our adoption of gross revenue reporting with respect to one Smart Commerce customer following a letter of clarification, as described below. This increase was offset by lower revenue share expense at the Smart Online segment from the loss of one customer.

Revenue share expense for two new customers that launched in the middle of 2007 resulted in $856,000 of expense. As those customers did not exist in the previous year, there was no corresponding charge in 2006. In addition, effective January 1, 2007, a major customer executed a letter of clarification which clarified the roles and responsibilities of each party. Because these roles and responsibilities were vaguely defined in the past, we recorded revenue only on the net cash received. Following the execution of the letter of clarification and in accordance with EITF 99-19, we now record this revenue as the gross amount paid by the IBO and a sales and marketing expense for the marketing services rendered by the customer. Ultimately, the effect on net income is nil; however, subscription revenue and sales and marketing expense are effectively and appropriately grossed up. For the year ended December 31, 2007, this accounting method resulted in approximately $864,000 of additional sales and marketing expense for which there was no corresponding charge in 2006.

At the Smart Online segment, one customer contract expired early in 2007. That customer contract had resulted in revenue share expense of $100,000 in 2006. As that customer was no longer a customer in 2007, there was a $100,000 decrease in revenue share expense at the Smart Online segment in 2007.

Sales and marketing wages decreased $100,000 at the Smart Commerce segment in 2007 as compared to 2006, but this decrease was offset by an increase in sales and marketing wages of $100,000 at the Smart Online segment in 2007 as compared to 2006. These offset amounts were the result of the re-allocation of sales resources from one segment to the other.

Research and Development Expense– Research and development expense increased by $480,000, or 24%, to $2.5 million in 2007 from $2.0 million in 2006. This increase was primarily attributable to an increase in development wages of $381,000 at the Smart Online segment to $1.3 million in 2007 from $897,000 in 2006. This increase was due to our need for additional development work resulting from the signing of new contracts in 2007. Expense related to the development of our accounting application increased $119,000 to $227,000 in 2007 from $108,000 in 2006. In 2006, the expense related to this application stalled as we re-assessed the application needs. The expense increased in 2007 as we finalized the application based on the new assessment of management for the specifications of this application.

Other Income (Expense)– In 2006, we entered into settlement agreements with each of two investor relations consultants. Under the terms of the settlement agreements, the consultants retained $500,000 in cash fees paid to them, but released any interest in 1,250,000 shares that were issued. We redeemed these shares in 2006, resulting in other income of $3.1 million. There was no corresponding income in 2007.

We incurred interest expense of $254,000 and earned interest income of $11,000 in 2006, as compared to interest expense of $738,000 and interest income of $143,000 in 2007. This increase in interest expense of $484,000, or 191%, is attributable to $433,000 of interest expense resulting from the warrant issued to Atlas in connection with the extension of our line of credit with Wachovia, as well as $33,000 of interest expense related to the convertible notes issued in November 2007. The increase in interest income is primarily due to increased cash balances in interest-earning accounts that resulted from our February 2007 private placement and November 2007 convertible note offering.

Other income (expense) increased to $185,000 of income in 2007 from $123,000 of expense in 2006. In 2007, other income (expense) consisted primarily of $86,000 of other income from the reversal of previously recognized registration rights expense and $75,000 of other income related to the reversal of previous accruals of expenses to a customer that later allowed its contract to terminate and did not request payment so as to avoid potential litigation. In 2006, other income (expense) consisted of $123,000 of expense related to the writeoff of certain prepaid barter amounts that were deemed worthless.

Provision for Income Taxes

We did not record a provision for income tax expense in 2007 or 2006 because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for 2007 or 2006 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets to warrant a full valuation allowance in our financial statements. As of December 31, 2007, we had approximately $43.4 million in net operating loss carryforwards, which may be utilized to offset future taxable income.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

As of December 31, 2007, our principal sources of liquidity were cash and cash equivalents totaling $3.5 million and accounts receivable of $815,000, as compared to $577,000 of cash and cash equivalents (of which $250,000 was restricted) and $248,000 in accounts receivable as of December 31, 2006. Deferred revenue at December 31, 2007 was $577,000 as compared to $325,000 at December 31, 2006.

As of March 19, 2008, our principal sources of liquidity were cash and cash equivalents totaling approximately $563,000, accounts receivable of approximately $525,000, approximately $2.0 million available under our revolving line of credit, and approximately $5.2 million available through our secured subordinated convertible notes.

Cash Flow from Operations. Cash flows used in operations in 2007 totaled $4.0 million, up from $3.3 million in 2006. The increase in cash flows used in operations from 2006 to 2007 was primarily attributable to increases in accounts receivable and decreases in accounts payable and accrued expense, the maintenance of a high balance of prepaid expenses, and the lack of positive cash flow from our discontinued operations. These uses of cash were offset by our increase in deferred revenue.

Cash Flow from Financing Activity. In 2007, we generated a total of $7.2 million net cash from our financing activities through both equity and debt financing, as described below.

Equity Financing. Our primary source of cash during 2007, 2006, and 2005, as well as prior years, was from the sale of our securities. In a private placement that closed in February 2007, we sold an aggregate of 2,352,941 shares of our common stock to two new investors. We sold these shares at a price of $2.55 per share, resulting in gross proceeds of $6.0 million. In connection with this placement, we incurred approximately $700,000 in issuance costs. Between March 2006 and August 2006, we sold an aggregate of 1.0 million shares of our common stock to four investors, three of whom were current stockholders, for a price of $2.50 per share, resulting in gross proceeds of $2.5 million. We incurred immaterial issuance costs related to these stock sales. During 2005, we generated net cash from financing activities, including the sales of shares of our common stock, of approximately $7.7 million.

Debt Financing. In 2006, we entered into two debt financing transactions. On November 9, 2006, Smart Commerce entered into a loan agreement with Fifth Third Bank. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be repaid in 24 monthly installments of $75,000 plus interest beginning in December 2006. The interest rate was prime plus 1.5% as periodically determined by Fifth Third Bank. The loan was secured by all of the assets of Smart Commerce, including a security account of $250,000 with Fifth Third Bank, and all of Smart Commerce’s intellectual property. We guaranteed the loan with a guaranty secured by all the common stock of Smart Commerce. Under the terms of the loan agreement, Smart Commerce established a lock box account with Fifth Third Bank, but had the right to use the amounts deposited in the account for any purpose not inconsistent with the loan agreement and related documents so long as no event of default exists and is continuing. Further, the $250,000 in the security account was to be released in three installments of approximately $83,000 if, on June 30, 2007, December 31, 2007, and June 30, 2008, Smart Commerce met certain debt covenants regarding operating metrics for Smart Commerce. In November 2007, following our convertible note offering, we repaid all principal and interest owed to Fifth Third Bank in connection with this loan. All restricted cash was released and used to repay part of the principal due.

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

Deferred Revenue. At December 31, 2007, we had deferred revenue totaling $577,000, net of offsetting amounts receivable. Deferred revenue represents amounts collected in advance of the revenue being recognized. Based upon current conditions, we expect that approximately 57% of this amount will be recognized during 2008.

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations have been the sale of securities in private placements and our line of credit. We must continue to rely on these sources until we are able to generate sufficient revenue to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit, funds callable under the convertible notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 18 months. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to need to seek additional equity or debt financing in future periods. There can be no assurance that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions. We have no current plans to seek any such additional financing.

Recent Developments

On February 15, 2008, we repaid the full outstanding principal balance of $2,052,000 and accrued interest of $2,890 outstanding under our revolving credit arrangement with Wachovia. The line of credit advanced by Wachovia was $2.5 million to be used for general working capital purposes. Any advances made on the line of credit were to be paid off no later than August 1, 2008. The line of credit was secured by our deposit account at Wachovia and the irrevocable standby letter of credit issued by HSBC with Atlas, both of which were released by Wachovia.
On February 20, 2008, we entered into a revolving credit arrangement with Paragon. The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit must be paid off no later than February 19, 2009, with monthly payments being applied first to accrued interest and then to principal. The interest shall accrue on the unpaid principal balance at the Wall Street Journal’s published prime rate minus one half percent. The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.47 million issued by HSBC with Atlas as account party. We also have agreed with Atlas that in the event of our default in the repayment of the line of credit that results in the letter of credit being drawn, we will reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At our sole discretion, these payments may be made in cash or by issuing shares of our common stock at a set per share price of $2.50.

This line of credit replaces our line of credit with Wachovia. As an incentive for the letter of credit from Atlas to secure the Wachovia line of credit, we had entered into a stock purchase warrant and agreement with Atlas. Under the terms of the agreement, Atlas received a warrant to purchase up to 444,444 shares of our common stock at $2.70 per share within 30 business days of the termination of the Wachovia line of credit or if we are in default under the terms of the line of credit with Wachovia. In consideration for Atlas providing the Paragon letter of credit, we agreed to amend the agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if we are in default under the terms of the line of credit with Paragon.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Smart Online, Inc.
Durham, North Carolina

We have audited the accompanying consolidated balance sheets of Smart Online, Inc. as of December 31, 2007 and 2006, and the related consolidated statement of operations, stockholders’ (deficit) equity, cash flows for each of the years then ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart Online, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
March 20, 2008

SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
Assets
CURRENT ASSETS:
Cash and Cash Equivalents	$3,473,959	$326,905
Restricted Cash	-	250,000
Accounts Receivable, Net	815,102	247,618
Current Portion of Note Receivable	55,000	-
Prepaid Expenses	90,886	100,967
Deferred Financing Costs	301,249	-
Total Current Assets	4,736,196	925,490

PROPERTY AND EQUIPMENT, Net	174,619	180,360
LONG TERM PORTION OF NOTE RECEIVABLE	225,000	-
INTANGIBLE ASSETS, Net	2,882,055	3,617,477
GOODWILL (See Note 6)	2,696,642	2,696,642
OTHER ASSETS (See Note 6)	60,311	13,040
TOTAL ASSETS	$10,774,823	$7,433,009
Liabilities and Stockholders’ Equity,
CURRENT LIABILITIES:
Accounts Payable	$628,370	$850,730
Accrued Registration Rights Penalty	-	465,358
Current Portion of Notes Payable (See Note 7)	2,287,682	2,839,631
Deferred Revenue	329,805	313,774
Accrued Liabilities	603,338	301,266
Total Current Liabilities	3,849,195	4,770,759

LONG-TERM LIABILITIES:
Long-Term Portion of Notes Payable (See Note 7)	3,313,903	825,000
Deferred Revenue	247,312	11,252
Total Long-Term Liabilities	3,561,215	836,252
Total Liabilities	7,410,410	5,607,011
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.001 Par Value, 45,000,000 Shares Authorized, Shares Issued and Outstanding: December 31, 2007 – 18,159,768; December 31, 2006 - 15,379,030	18,160	15,379
Additional Paid-in Capital	66,202,179	59,159,919
Accumulated Deficit	(62,855,926)	(57,349,300)
Total Stockholders’ Equity	3,364,413	1,825,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,774,823	$7,433,009

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006
REVENUES:
Integration Fees	$5,995	$182,660
Syndication Fees	60,000	218,386
Subscription Fees (See Note 4)	2,829,343	1,904,192
Professional Service Fees	1,436,770	819,300
License Fees	580,000	450,000
Other Revenue	25,546	70,352
Total Revenues	4,937,654	3,644,890

COST OF REVENUES	511,619	329,511

GROSS PROFIT	4,426,035	3,315,379

OPERATING EXPENSES:
General and Administrative	4,896,928	5,648,377
Sales and Marketing	2,118,245	1,016,107
Research and Development	2,497,408	2,016,507
Total Operating Expenses	9,512,581	8,680,991

LOSS FROM CONTINUING OPERATIONS	(5,086,546)	(5,365,612)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(569,975)	(254,381)
Gain (Loss) on Settlements	(34,877)	144,351
Redemption of Investor Relations Shares	-	3,125,000
Writeoff of Investment	-	(25,000)
Other Income (Expense)	184,772	(122,502)
Total Other Income	(420,080)	2,867,468
NET LOSS FROM CONTINUING OPERATIONS	(5,506,626)	(2,498,144)
DISCONTINUED OPERATIONS
Loss of Operations of Smart CRM (2006 includes gain on sale of assets of $563,835, write-off of goodwill of $2,793,321, and loss on operations of $296,077), net of tax ($0)	-	(2,525,563)
Loss on Discontinued Operations	-	(2,525,563)
NET LOSS
Net Loss Attributed to Common Stockholders	$(5,506,626)	$(5,023,707)
NET LOSS PER SHARE:
Continuing Operations, Basic and Diluted	$(0.32)	$(0.17)
Discontinued Operations, Basic and Diluted	-	(0.17)
Net Loss Attributed to Common Stockholders, Basic and Diluted	(0.32)	(0.33)
SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic and Diluted	17,046,608	15,011,830

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(5,506,626)	$(2,498,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation & amortization	841,625	727,922
Write-off of investment	-	25,000
Bad debt expense	-	63,317
Redemption of investor relations shares	-	(3,125,000)
Stock option and restricted stock expense	548,368	779,974
Registration rights penalty expense	(62,376)	335,413
Amortization of deferred financing costs	433,054	-
Accrual for loss on legal settlements	250,000	-
Loss on debt forgiveness	(215,123)	(144,351)
Changes in assets and liabilities:
Accounts receivable	(567,483)	183,386
Prepaid expenses	10,081	264,333
Other assets	(47,271)	8,308
Deferred revenue	252,089	(440,964)
Accounts payable	(8,444)	121,699
Accrued expenses	53,596	234,601
Cash flow from operations of discontinued operations	-	212,201
Net cash (used in) provided by operating activities	(4,018,510)	(3,252,305)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(77,520)	(8,457)
Purchase of trade name	(2,033)	-
Cash flow from investing activities of discontinued operations	-	432,545
Net cash (used in) provided by investing activities	(79,553)	424,088
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable	4,750,000	2,402,000
Repayments on notes payable	(2,834,272)	(3,102,918)
Restricted cash	250,000	(21,211)
Advances from (to) Smart CRM	-	570,923
Cash flow from financing activities of discontinued operations	-	(650,738)
Notes receivable	(280,000)	-
Issuance of common stock, net of costs	5,359,389	2,522,100
Net cash provided by financing activities	7,245,117	1,720,156
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,147,054	(1,108,061)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	326,905	1,434,966
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,473,959	$326,905
Supplemental disclosures:
Cash payment during the year for interest	$302,627	$292,807
Cash payment during the year for income taxes	-	-
Non-cash financing activities:
Assets acquired under capital lease	23,949	-
Shares issued in settlement of notes payable	129,311	-
Debt assumed by purchaser of assets of Smart CRM	-	1,733,190

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional
	Shares	$.001 Par Value	Paid- In Capital	Accumulated Deficit	Total
BALANCE DECEMBER 31, 2005	15,607,230	$15,607	$58,982,617	$(52,325,593)	$6,672,631
Cashless Exercise of Options	4,800	5	(5)	-	-
Issuance of Warrants	17,000	17	22,083	-	22,100
Cancellation of GIC Shares	(625,000)	(625)	(1,561,875)	-	(1,562,500)
Issuance of Common Stock	1,000,000	1,000	2,499,000	-	2,500,000
Cancellation of Berkley Shares	(625,000)	(625)	(1,561,875)	-	(1,562,500)
Compensation Expense Related to Stock Options and Restricted Stock	-	-	779,974	-	779,974
Net Loss				(5,023,707)	(5,023,707)
BALANCE DECEMBER 31, 2006	15,379,030	$15,379	$59,159,919	$(57,349,300)	$1,825,998
Exercise of Options	55,204	55	25,945	-	26,000
Issuance of Common Stock, Net of Expenses	2,352,941	2,353	5,331,035	-	5,333,388
Registration Rights Share Issuances and Settlements	83,093	83	402,899	-	402,982
Compensation Expense Related to Stock Options and Restricted Stock	-	-	268,908	-	268,908
Issuance of Warrants	-	-	734,303	-	734,303
Restricted Share Issuances and Restriction Lapsing	289,500	290	279,170	-	279,460
Net Loss				(5,506,626)	(5,506,626)
BALANCE DECEMBER 31, 2007	18,159,768	$18,160	$66,202,179	$(62,855,926)	$3,364,413

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

1.    NATURE OF BUSINESS

Smart Online, Inc. (the “Company”) develops and markets software products and services targeted to small businesses that have less than 50 employees. The Company’s software products and services are delivered via a Software-as-a-Service (“SaaS”) model. The Company sells its SaaS products and services primarily through private label marketing partners. The Company maintains a website for potential partners containing certain corporate information located at www.SmartOnline.com.

The Company’s primary source of revenue currently comes from sales of SaaS applications for business management, web marketing, and e-commerce, which represented 57% and 63% of its revenue from continuing operations for the fiscal years ended December 31, 2007 and 2006, respectively. The Company also derives revenue from sales of professional services, which represented 29% and 35% of revenue from continuing operations for the fiscal years ended December 31, 2007 and 2006, respectively.

In previous years, the Company’s auditors expressed doubt about its ability to continue as a going concern. The Company has been able to address these concerns such that no similar doubt exists at this time. Actions taken by the Company that effect this determination include (1) raising substantial additional capital in February 2007; (2) completing the sale of $3.3 million aggregate principal amount of secured subordinated convertible notes in November 2007 with an additional $5.2 million available for issuance, and (3) controlling expenses and anticipated losses.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Smart CRM, Inc. (“Smart CRM”), and Smart Commerce, Inc. (“Smart Commerce”). All significant intercompany accounts and transactions have been eliminated. Subsidiary accounts are included only from the date of acquisition forward. See Note 14, Dispositions, for further discussion.

Revenue Recognition - The Company recognizes revenue in accordance with accounting standards for software and service companies including the Securities and Exchange Commission’s (the “SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), the American Institute of Certified Public Accountants (the “AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), EITF Issue No. 99-19, Reporting Revenue Gross as a Principal or Net as an Agent (“EITF 99-19”), and related interpretations, including the AICPA Technical Practice Aids. The Company utilizes interpretative guidance from regulatory and accounting bodies, which include, but are not limited to, the SEC, the AICPA, the Financial Accounting Standards Board (“FASB”), and various professional organizations.

Revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable. EITF 00-21 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in control of the vendor. Syndication and integration agreements typically include multiple deliverables including the grant of a non-exclusive license to distribute, use of and access to the Company’s platform, fees for the integration of content into the platform, maintenance and hosting fees, documentation and training, and technical support and customer support fees. The Company cannot establish fair value of the individual deliverables based on objective and reliable evidence due to the lack of a consistent history of standard syndication and integration contractual arrangements, the low number of contracts that have continued past the initial contractual term, the lack of contracts in which these elements have been sold as stand-alone items, and the lack of third-party evidence of fair value for products or services that are interchangeable and comparable to the Company’s products and services. As such, revenue is not allocated to the individual deliverables and must be recorded as a single unit of accounting as further described below. Additionally, the Company has evaluated the timing and substantive nature of the performance obligations associated with the multiple deliverables noted above, including the determination that the remaining obligations are essential to the ongoing usability and functionality of the delivered products, and determined that revenue should be recognized over the life of the contracts, commencing on the date the site goes online.

Subscription revenues primarily consist of subscription sales through private label marketing partners to end users, sales of subscriptions directly to end users, hosting and maintenance fees, and e-commerce website design fees. Subscription sales are made either on a monthly subscription or a one-time “for fee” basis. Subscriptions are payable in advance on a monthly basis. Currently, most syndication agreements call for the Company to receive a percentage of revenue generated. Depending on the criteria of each individual contract and in accordance with EITF 99-19, a determination is made as to whether revenue should be recognized gross with a corresponding expense for the portion paid to or retained by the partner, or if only the net portion should be recognized as revenue. At this time, the Company is still selling certain products and services on a “for fee” basis. The Company also recently stopped offering to its potential syndication partners volume discounts for pre-paid subscriptions, which they could either market or contribute to their small business customers, because no volume sales occurred. E-commerce website design fees, which are charged for building and maintaining corporate websites or to add the capability for e-commerce transactions, are recognized over the life of the project. Domain name registration fees are recognized over the term of the registration period.

Professional service fees are recognized over the term of the consulting engagement as services are performed, which is typically one to three months. Advance payments for consulting services, if billed and paid prior to completion of the project, are recorded as deferred revenue when received. If the fees are not fixed or determinable, revenue is recognized as work is performed and billed. In determining whether the professional service fees can be accounted for separately from subscription and support revenues, the following factors are considered for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists of the undelivered elements, the nature of the consulting services, when the consulting contract was signed in comparison to the subscription service start date, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work.

Syndication fees primarily consist of fees charged to syndication partners to create and maintain a customized private label site and for ongoing support, maintenance, and customer service. Syndication agreements typically include an advance fee and monthly hosting fees. Integration fees primarily consist of fees charged to integration partners to integrate their products into the Company’s syndication platform. Amounts that have been invoiced are recorded as accounts receivable and in deferred revenue, and the revenue is recognized ratably over the specified lives of the contracts, commencing on the date the site goes online. Syndication, integration, and support contracts typically provide for early termination only upon a material breach by either party that is not cured in a timely manner. If a contract terminates earlier than the expiration of its term, the remaining deferred revenue is recognized upon termination. It is possible that the estimates of the expected duration of customer contract lives may change and the period over which such revenues are amortized could be adjusted. Any such change in specified contract lives could affect future results of operations.

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

Restricted Cash - Under the terms of a promissory note between Smart Commerce and Fifth Third Bank, $250,000 on deposit at Fifth Third Bank served as loan collateral and was restricted. Such restricted cash was scheduled to be released from the restrictions in three equal installments of approximately $83,000, on June 30, 2007, December 31, 2007, and June 30, 2008, if the Company met certain debt covenants regarding operating metrics for Smart Commerce. All such cash was released in November 2007 when the Company prepaid the entire outstanding loan balance.

Allowance for Doubtful Accounts – The need for an allowance for doubtful accounts is evaluated based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on an assessment of the general financial conditions affecting the Company’s customer base. If actual collections experience changes, revisions to the allowance may be required. Based upon these criteria, management has recorded an allowance of approximately $65,000 at both December 31, 2007 and 2006.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk principally consist of cash and accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits of $100,000. See Note 11, Major Customers and Concentration of Credit Risk, for further discussion of risk within accounts receivable.

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

Software Development Costs – Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. During 2005, the Company acquired certain rights to an accounting software application that has been integrated with its OneBiz SM platform, but is still under development. All amounts related to the development and modification of this application have been expensed as research and development costs.

SFAS No. 2, Accounting for Research and Development Costs, establishes accounting and reporting standards for research and development. In accordance with SFAS No. 2, costs to enhance existing products or costs incurred after the general release of the service using the product are expensed in the period they are incurred.

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Property and Equipment - Property and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method as follows:

Office equipment	5 years
Computer software	3 years
Computer hardware	5 years
Furniture and fixtures	7 years
Automobiles	5 years

Intangible Assets - Intangible assets consist primarily of assets obtained through the acquisitions of Computility, Inc. (“Computility”) and iMart Incorporated (iMart”). Those acquired assets include customer bases, technology, non-compete agreements, work forces in place, and goodwill. The Company also has several copyrights, and trademarks related to products, names, and logos used throughout the product lines. All assets are amortized over their estimated useful lives with the exception of work forces in place and goodwill, which are deemed to have indefinite lives and are not amortized.

Fair Values - The fair values of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate the carrying values due to the short period of time to maturity.

Advertising Costs - All advertising costs are expensed as incurred. Advertising expense during 2007 and 2006 was $24,144 and $49,000, respectively. The 2006 period included $38,000 of barter advertising expense.

Net Loss Per Share - Basic loss per share is computed using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of stock options and warrants, totaling 3,300,215 and 2,360,100 shares on December 31, 2007 and 2006, respectively, are excluded from the calculation of common equivalent shares as the impact was anti-dilutive.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the Modified Prospective Approach. Under the Modified Prospective Approach, the amount of compensation cost recognized includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) compensation cost for all share-based payments that are granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Upon adoption, the Company recognized the stock-based compensation of previously granted options and new options under the straight-line method over the requisite service period. Total stock-based compensation expense recognized under SFAS No. 123R was approximately $548,368 and $780,000 for the years ended December 31, 2007 and 2006, respectively. No stock-based compensation was capitalized in the consolidated financial statements.

The fair value of option grants under the Company’s equity compensation plan and other stock option issuances during the years ended December 31, 2007 and 2006 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Dividend yield	0.00%	0.00%
Expected volatility	63.00%	150.00%
Risk free interest rate	3.45%	4.56%
Expected lives (years)	4.6	4.7

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

Reclassifications - Certain prior year balances have been reclassified to conform to their current presentation. These reclassifications did not result in a change to total assets, total liabilities, equity, or net loss as previously reported.

3.   INDUSTRY SEGMENT INFORMATION

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS No. 131, the Company has defined two reportable segments, based on factors such as geography, how it manages its operations, and how the chief operating decision-maker views results. Those segments are the Company’s core operations (the “Smart Online segment”) and the operations of its wholly-owned subsidiary (the “Smart Commerce segment”).

The Smart Commerce segment’s revenues are derived primarily from subscriptions to the Company’s multi-channel e-commerce systems, including domain name registration and e-mail solutions, e-commerce solutions, website design, and website hosting, as well as consulting services.

The Smart Online segment generates revenues from the development and distribution of internet-delivered SaaS small business applications through a variety of subscription, integration, and syndication channels.

The Company includes costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in the Smart Online segment, which includes the parent or corporate segment.

The following table shows the Company’s financial results by reportable segment for the year ended December 31, 2007:

	Smart Online	Smart Commerce	Consolidated

REVENUES:
Integration fees	$5,995	$-	$5,995
Syndication fees	60,000	-	60,000
Subscription fees	52,167	2,777,176	2,829,343
Professional service fees	-	1,436,770	1,436,770
License fees	280,000	300,000	580,000
Other revenues	7,245	18,301	25,546
Total revenues	405,407	4,532,247	4,937,654

COST OF REVENUES	174,348	337,271	511,619

OPERATING EXPENSES	6,386,743	3,125,838	9,512,581

OPERATING INCOME (LOSS)	(6,155,684)	1,069,138	(5,086,546)

OTHER INCOME (EXPENSE)	(301,625)	(118,455)	(420,080)

NET INCOME/(LOSS) BEFORE INCOME TAXES	$(6,457,309)	$950,683	$(5,506,626)

TOTAL ASSETS	$7,860,312	$2,914,511	$10,774,823

The following table shows the Company’s financial results by reportable segment for the year ended December 31, 2006:

	Smart Online	Smart Commerce	Consolidated

REVENUES:
Integration fees	$182,660	$-	$182,660
Syndication fees	218,386	-	218,386
Subscription fees	73,978	1,830,214	1,904,192
Professional service fees	-	1,269,300	1,269,300
Other revenues	38,114	32,238	70,352
Total revenues	513,138	3,131,752	3,644,890

COST OF REVENUES	58,560	270,951	329,511

OPERATING EXPENSES	6,864,287	1,816,704	8,680,991

OPERATING INCOME (LOSS)	(6,409,709)	1,044,097	(5,365,612)

OTHER INCOME (EXPENSE)	2,899,310	(31,842)	2,867,468

DISCONTINUED OPERATIONS	(2,525,563)	-	(2,525,563)

NET INCOME/(LOSS) BEFORE INCOME TAXES	$(6,035,962)	$1,012,255	$(5,023,707)

TOTAL ASSETS	$6,554,944	$878,065	$7,433,009

4. SUBSCRIPTION REVENUE

Effective January 1, 2007, a major customer executed a letter of clarification which more definitively defined the roles and responsibilities of each party. Individual Business Owners (“IBOs”) associated with this customer are provided e-commerce, domain name, and email services. In exchange for marketing these services to its IBOs, the customer is paid a marketing fee. At the inception of the business relationship, it was agreed that the customer would collect the gross service fee from the IBO; the customer would retain its marketing fee and remit the net remaining cash. Because the roles and responsibilities of each party were vaguely defined in the past, revenue was recorded only on the net cash received. Following the execution of the letter of clarification and in accordance with EITF 99-19, this revenue is now recorded as the gross amount paid by the IBO and a sales and marketing expense for the marketing services rendered by the customer. Ultimately, the effect on net income is nil; however, subscription revenue and sales and marketing expense are effectively and appropriately grossed up. Because the new accounting method was triggered by a clarification to the existing agreement and not by a change from one accepted accounting method to another, the 2006 subscription revenue was not retroactively adjusted as would be required by SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. For the year ended December 31, 2007, this accounting method resulted in approximately $864,000 of additional subscription revenue and a corresponding charge to sales and marketing expense.

5.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2007	December 31, 2006
Office equipment	$114,384	$88,715
Furniture and fixtures	15,386	7,125
Computer software	583,724	552,585
Computer hardware and equipment	822,341	803,225
Automobiles	29,504	29,504
	1,565,339	1,481,154
Less accumulated depreciation	(1,390,720)	(1,300,794)
Property and equipment, net	$174,619	$180,360

Depreciation expense for the years ended December 31, 2007 and 2006 was $104,169 and $79,313, respectively.

6.    INTANGIBLE ASSETS

Intangible assets primarily consist of intangibles acquired during the Computility and iMart acquisitions in October 2005 (See Note 14, Dispositions, for details on intangible assets sold during 2006). In addition to these assets acquired, the Company has copyrights and trademarks related to products, names, and logos used throughout the product lines. The assets acquired through the acquisitions include customer bases, technology, non-compete agreements, trade names, workforces in place, and goodwill. Trade names, work forces in place, and goodwill are not subject to amortization, and for the purpose of presentation, work forces in place are combined with goodwill.

Asset Category	Value Assigned	Residual Value	Weighted Avg Useful Life in Years	Accumulated Amortization	Carrying Value
Customer Base	$1,944,347	$0	5.9	$741,130	$1,203,217
Technology	501,264	0	3	368,986	132,278
Non-Compete	891,785	0	3.9	510,152	381,633
Copyright & Trademark	52,372	0	10	42,945	9,427
Trade Name *	1,155,500	n/a	n/a	n/a	1,155,500
Work Force & Goodwill *	2,696,642	n/a	n/a	n/a	2,696,642
TOTALS	$7,241,910	$0		$1,663,213	$5,578,697

* Trade Name and Work Force & Goodwill are not subject to amortization and are deemed to have an indefinite life in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Intangible assets acquired, excluding goodwill, were valued based on the results of an independent valuation performed by a certified appraiser. Goodwill was calculated as the difference between the purchase price of the acquisition (which was negotiated in an arm’s-length transaction) and the value of the identifiable tangible and intangible assets acquired. Trademarks and copyrights were capitalized using the costs of all legal and application fees incurred.

For the years ended December 31, 2007 and 2006, the aggregate amortization expense on the above intangibles was approximately $737,458 and $702,886, respectively. The estimated aggregate amortization expense for the years ended December 31, 2008 through 2012 will be approximately $696,308, $470,127, $200,639, $200,639, and $158,839 for each respective year. All intangible assets are amortized using the straight-line method over their estimated useful lives.

7.    NOTES PAYABLE

On November 9, 2006, Smart Commerce entered into a loan agreement with Fifth Third Bank. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be repaid in 24 monthly installments of $75,000 plus interest beginning in December 2006. The interest rate was prime plus 1.5% as periodically determined by Fifth Third Bank. The loan was secured by all of the assets of Smart Commerce, including a cash security account of $250,000 and all of Smart Commerce’s intellectual property. The loan was guaranteed by the Company, and such guaranty was secured by all of the common stock of Smart Commerce. Under the terms of the loan agreement, Smart Commerce established a lock box account with Fifth Third Bank, but had the right to use the amounts deposited in the account for any purpose not inconsistent with the loan agreement and related documents so long as no event of default existed and was continuing. Such restricted cash was scheduled to be released from the restrictions in three equal installments of approximately $83,000, on June 30, 2007, December 31, 2007, and June 30, 2008, if the Company met certain debt covenants regarding operating metrics for Smart Commerce. In November 2007, following the convertible note offering described below, the Company repaid all principal and interest owed to Fifth Third Bank in connection with this loan. All restricted cash was released and used to repay part of the principal due.

On November 14, 2006, the Company entered into a revolving credit arrangement with Wachovia Bank, NA (“Wachovia”) for $1.3 million which can be used for general working capital. Any advances made on the line of credit are to be paid off no later than August 1, 2007, with monthly payments of accrued interest on any outstanding balance commencing on December 1, 2006. The interest shall accrue on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. The line of credit is secured by the Company’s deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $1,300,000 issued by HSBC Private Bank (Suisse) SA (“HSBC”) with Atlas Capital SA (“Atlas”), a current stockholder, as account party. Atlas and the Company have separately agreed that in the event of a default by the Company in the repayment of the line of credit that results in the letter of credit being drawn, it shall reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At the sole discretion of the Company, these payments to Atlas may be made in cash or by issuing shares of the Company’s common stock at a set per share price of $2.50.

On January 24, 2007, the Company entered into an amendment to its line of credit with Wachovia. The amendment resulted in an increase in the line of credit from $1.3 million to $2.5 million. The pay-off date for the line of credit was also extended from August 1, 2007 to August 1, 2008. The line of credit is secured by the Company’s deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $2,500,000 issued by HSBC Private Bank (Suisse) S.A. with Atlas as account party. As of December 31, 2007, the Company had drawn down approximately $2.1 million on the line of credit.

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

On the earlier of the maturity date of November 14, 2010 or a merger, acquisition, sale of all or substantially all of the Company’s assets or capital stock or similar transaction, each noteholder in its sole discretion shall have the option to:

•	convert the principal then outstanding on its note into shares of the Company’s common stock, or

•	demand immediate repayment in cash of the note, including any accrued and unpaid interest.

If a noteholder elects to convert its note under these circumstances, the conversion price for notes:

•	issued in the initial closing on November 14, 2007 shall be $3.05; and

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

The notes and the common stock into which they may be converted have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors that were the Company’s existing stockholders. The investors include (i) The Blueline Fund (“Blueline”), which originally recommended Philippe Pouponnot, one of the Company’s directors, for appointment to the Company’s Board of Directors, (ii) Atlas, which originally recommended Shlomo Elia, another one of the Company’s directors, for appointment to the Board of Directors, and (iii) Crystal Management Ltd., which is owned by Doron Roethler, who subsequently became Chairman of the Company’s Board of Directors, and (iv) William Furr, who is the father of Thomas Furr, one of the Company’s directors and executive officers.

In addition, if the Company proposes to file a registration statement to register any of its common stock under the Securities Act in connection with the public offering of such securities solely for cash, subject to certain limitations, the Company shall give each noteholder who has converted its notes into common stock the opportunity to include such shares of converted common stock in the registration. The Company has agreed to bear the expenses for any of these registrations, exclusive of any stock transfer taxes, underwriting discounts, and commissions.

On November 6, 2007, Canaccord Adams Inc. agreed to waive any rights it held under its January 2007 engagement letter with the Company that it may have with respect to the convertible note offering, including the right to receive any fees in connection with the offering.

As of December 31, 2007, the Company had notes payable totaling $5,601,585. The detail of these notes is as follows:

Note Description	S/T Portion	L/T Portion	Total	Maturity	Rate
Acquisition Fee - iMart	$209,177	$-	$209,177	Oct 2007	8.0%
Acquisition Fee - Computility	19,182	-	19,182	Mar 2007	8.0%
Wachovia Credit Line	2,052,000	-	2,052,000	Aug 2008	Libor + 0.9%
Convertible Notes	-	3,300,000	3,300,000	Nov 2010	8.0%
Other	7,321	13,905	21,226
TOTALS	$2,287,680	$3,313,905	$5,601,585

As of December 31, 2007, the prime rate was 7.25% and LIBOR was 4.75%.

The five-year schedule of note maturity is as follows:

2008:	$2,287,680
2009:	13,905
2010:	3,300,000
TOTAL:	$5,601,585

8.    LEASES

The Company leases two facilities, one in Michigan and one in North Carolina, under renewable operating lease agreements with current terms expiring in March 2008 and October 2008, respectively. As of December 31, 2007, future annual minimum operating lease payments for 2008 are $203,361.

Rent expense for the years ended December 31, 2007 and 2006 was $275,683 and $258,623, respectively.

9.    STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2007, it had 18,159,768 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

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

On May 31, 2006, the Company entered into a Settlement Agreement with General Investments Capital, Ltd. (“GIC”) with respect to a Consulting Agreement, dated October 26, 2005. Under the Consulting Agreement, GIC was to receive 625,000 shares of the Company’s common stock (the “GIC Shares”) and a cash payment of $250,000 (the “GIC Cash Fee”) for investor relations consulting services. The Company paid the entire GIC Cash Fee, and the GIC Shares were issued, but never delivered. Under the Settlement Agreement, GIC agreed, in part, to release its claim to the GIC Shares, but retained the GIC Cash Fee as consideration for services performed under the Consulting Agreement and for entering into the Settlement Agreement. The parties also mutually released each other from any additional payment or services under the Consulting Agreement. The Company recorded a gain of $1,562,500 related to this settlement.

On June 29, 2006, the Company sold 400,000 shares of its common stock to Atlas for a price of $2.50 per share resulting in gross proceeds of $1,000,000. The Company incurred immaterial issuance costs related to this stock sale.

On July 6, 2006, the Company sold 100,000 shares of common stock to Blueline, an existing investor, for a price of $2.50 per share resulting in gross proceeds of $250,000. The Company incurred immaterial issuance costs related to this stock sale.

In August 2006, the Company sold an aggregate of 100,000 shares of its common stock to Blueline and Phillippe Pouponnot, who later became a director of the Company, for a price of $2.50 per share resulting in gross proceeds of $250,000. The Company incurred immaterial issuance costs related to these stock sales.

On August 30, 2006, the Company entered into a Settlement Agreement with Berkley Financial Services, Ltd. (“Berkley”) with respect to a Consulting Agreement, dated October 26, 2005. Under the Consulting Agreement, Berkley was to receive 625,000 shares of the Company’s common stock (the “Berkley Shares”) and a cash payment of $250,000 (the “Berkley Cash Fee”) for investor relations consulting services. The Company paid the entire Berkley Cash Fee, and the Berkley Shares were issued, but never delivered. Under the Settlement Agreement, Berkley agreed, in part, to release its claim to the Berkley Shares, but retained the Berkley Cash Fee as consideration for services performed under the Consulting Agreement and for entering into the Settlement Agreement. The parties also mutually released each other from any additional payment or services under the Consulting Agreement. The Company recorded a gain of $1,562,500 related to this settlement.

In a transaction that closed on February 21, 2007, the Company sold an aggregate of 2,352,941 shares of its common stock to two new investors (the “Investors”). The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement (the “SPA”) between the Company and each of the Investors. The aggregate gross proceeds were $6 million and the Company incurred issuance costs of approximately $585,000.

The Company and each of the Investors also entered into a Registration Rights Agreement (the “Investor RRA”) whereby the Company had an obligation to register the shares for resale by the Investors by filing a registration statement within 30 days of the closing of the private placement, and to have the registration statement declared effective 60 days after actual filing, or 90 days after actual filing if the SEC reviewed the registration statement. If a registration statement was not timely filed or declared effective by the date set forth in the Investor RRA, the Company would have been obligated to pay a cash penalty of 1% of the purchase price on the day after the filing or declaration of effectiveness was due, and 0.5% of the purchase price per every 30-day period thereafter, to be prorated for partial periods, until the Company fulfilled these obligations. Under no circumstances could the aggregate penalty for late registration or effectiveness exceed 10% of the aggregate purchase price. Under the terms of the Investor RRA, the Company could not offer for sale or sell any securities until May 22, 2007, subject to certain limited exceptions, unless, in the opinion of the Company’s counsel, such offer or sale did not jeopardize the availability of exemptions from the registration and qualification requirements under applicable securities laws with respect to this placement. On March 28, 2007, the Company entered into an amendment to the Investor RRA with each Investor to extend the registration filing obligation date by an additional 11 calendar days. On April 3, 2007, the Company filed the Registration Statement on Form S-1 (File No. 333-141853) (the “Registration Statement”) within the extended filing obligation period, thereby avoiding the first potential penalty. Effective July 2, 2007, the Company entered into another amendment to the Investor RRA to extend the registration effectiveness obligation date to July 31, 2007. On July 31, 2007, the SEC declared the Registration Statement effective. Accordingly, the Company met all of its requirements under the amended Investor RRA and no penalties were incurred.

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

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at December 31, 2007.

Warrants

During 2006, holders of warrants to purchase 17,000 shares of common stock exercised their warrants resulting in gross proceeds to the Company of $22,100. The warrants had an exercise price of $1.30 per share.

As incentive to modify a letter of credit relating to the Wachovia line of credit (see Note 7, Notes Payable), the Company entered into a Stock Purchase Warrant and Agreement (the “Warrant Agreement”) with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share at the termination of the line of credit or if the Company is in default under the terms of the line of credit with Wachovia. The fair value of such warrant was $734,303 as measured using the Black-Scholes option-pricing model at the time the warrant was issued. Such amount was recorded as deferred financing costs and is being amortized to interest expense in the amount of $37,657 per month over the remaining period of the modified line of credit, which is scheduled to expire in August 2008. As of December 31, 2007, the deferred financing costs that will be amortized to interest expense over the remaining eight months, or $301,249, were classified as current assets. If the warrant is exercised in full, it will result in gross proceeds to the Company of approximately $1,200,000.

Under the SPA, the Investors were issued warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised by February 21, 2010.

As part of the commission paid to Canaccord Adams, Inc. (“CA”), the Company’s placement agent in the transaction that closed in February 2007, CA was issued a warrant to purchase 35,000 shares of the Company’s common stock at an exercise price of $2.55 per share. This warrant contains a provision for cashless exercise and must be exercised by February 21, 2012. CA and the Company also entered into a Registration Rights Agreement (the “CA RRA”). Under the CA RRA, the shares issuable upon exercise of the warrant must be included on the same registration statement the Company was obligated to file under the Investor RRA described above, but CA was not entitled to any penalties for late registration or effectiveness.

All of the foregoing warrants contain cashless exercise provisions, and as of December 31, 2007, warrants to purchase up to 1,655,915 shares were outstanding.

Stock Option Plans

2004 Equity Compensation Plan

The Company adopted its 2004 Equity Compensation Plan (the “2004 Plan”) as of March 31, 2004. The 2004 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, and other direct stock awards to employees (including officers) and directors of the Company as well as to certain consultants and advisors. In June 2007, the Company limited the issuance of shares of its common stock reserved under the 2004 Plan to awards of restricted or unrestricted stock. The total number of shares of common stock reserved for issuance under the 2004 plan is 5,000,000 shares, subject to adjustment in the event of a stock split, stock dividend, recapitalization, or similar capital change.

In the first quarter of 2006, the Company granted options to purchase an aggregate of 251,500 shares of common stock to 16 employees, two of whom were officers. The non-officer employees were granted options to purchase an aggregate of 151,500 shares of common stock at an exercise price of $9.00. One officer received an option to purchase 50,000 shares of common stock at an exercise price of $9.00. The other officer received an option to purchase 50,000 shares of common stock at an exercise price of $2.50. The exercise price of all options granted was equal to the fair market value of the stock on the date of the grant.

In 2007, the Company granted options to purchase 20,000 shares of common stock to an independent member of the Board of Directors. These options have an exercise price of $2.80 per share.

At December 31, 2007, options to purchase 818,700 shares of common stock were outstanding under the 2004 Plan with a weighted-average exercise price of $6.18 per share.

During 2007, a total of 274,500 shares of restricted stock were issued. An aggregate of 70,000 shares of restricted stock were issued to the Company’s independent directors in accordance with the Company’s board compensation policy. The restrictions on such shares lapse with respect to the number of shares equal to 25% of the restricted stock issued over the subsequent four quarters provided that the director remains on the Board of Directors at the time each quarter commences. A total of 25,000 shares of restricted stock were issued to the newly appointed Chief Operating Officer, with the restrictions on such shares lapsing with respect to the number of shares equal to 12.5% of the restricted stock issued over the subsequent eight quarters, provided that at the time each quarter commences, the officer is still employed as an officer of the Company. A total of 79,500 shares of restricted stock were issued to various employees, one of whom is an officer. Restrictions lapse as to one-third of these shares upon grant, with restrictions lapsing on the remaining shares over the next two years provided the respective employee remains employed by the Company. Finally, 100,000 shares of restricted stock were awarded to the Company’s newly appointed President and Chief Executive Officer, with restrictions on such shares lapsing according to the following schedule: 25,000 shares on January 1, 2008; 37,500 shares on January 1, 2010; 18,750 shares on January 1, 2011; and 18,750 shares on January 1, 2012.

2001 Equity Compensation Plan

The Company adopted the 2001 Equity Compensation Plan (the “2001 Plan”) as of May 31, 2001. The 2001 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, and other direct stock awards to employees (including officers) and directors of the Company as well as to certain consultants and advisors. The total number of shares of common stock reserved for issuance under the 2001 Plan is 795,000 shares, subject to adjustment in the event of a stock split, stock dividend, recapitalization, or similar change. As of April 15, 2004, the Company cannot make any further grants under the 2001 Plan.

In April 2007, a 2001 Plan option holder exercised an option to purchase 20,000 shares. The option had an exercise price of $1.30 per share, resulting in proceeds to the Company of $26,000.

In December 2007, a 2001 Plan option holder completed a cashless exercise of her option. The option holder surrendered 39,796 shares as payment in the exercise of an option to purchase 75,000 shares of the Company’s common stock.

At December 31, 2007, options to purchase 575,000 shares of common stock were outstanding under the 2001 Plan.

1998 Stock Option Plan

The Company adopted the 1998 Stock Option Plan (the “1998 Plan”) as of November 12, 1998. The 1998 Plan provides for the grant of incentive stock options and nonstatutory stock options. As of December 31, 2007, the total number of shares of common stock reserved for issuance under the 1998 Plan is 288,900 shares, subject to adjustment in the event of a stock split, stock dividend, recapitalization, or similar change. Options to purchase 600 shares were outstanding under the 1998 Plan at December 31, 2007. As of April 15, 2004, the Company may not make any further grants under the 1998 plan.

Additional Options Granted

At December 31, 2007, options to purchase 250,000 shares of common stock issued in the third quarter of 2005 were outstanding outside any of the aforementioned stock option plans.

The exercise price for incentive stock options granted under the above plans is required to be no less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. Incentive stock options typically have a maximum term of ten years, except for option grants to 10% stockholders, which are subject to a maximum term of five years. Nonstatutory stock options have a term determined by either the Board of Directors or the Compensation Committee. Options granted under the plans are not transferable, except by will and the laws of descent and distribution.

A summary of the status of the plan and other stock option issuances as of December 31, 2006 and 2007, and changes during the periods ended on these dates is as follows:

	Shares	Weighted Average Exercise Price

BALANCE, December 31, 2005	2,727,950	$5.34
Granted	256,500	7.61
Forfeited	(624,350)	7.13
BALANCE, December 31, 2006	2,360,100	5.33
Granted	20,000	2.80
Forfeited	(640,800)	5.98
Exercised	(95,000)	1.30
BALANCE, December 31, 2007	1,644,300	$5.07

The following table summarizes information about stock options outstanding at December 31, 2007:

				Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$ 1.30 - $ 1.43	575,000	1.0	$1.41	575,000	$1.41
$ 2.50 - $ 3.50	317,500	6.8	$3.28	254,291	$3.39
$ 5.00	31,600	7.0	$5.00	16,600	$5.00
$ 7.00	150,000	7.8	$7.00	150,000	$7.00
$ 8.61 - $ 9.00	310,000	7.7	$8.74	108,700	$8.71
$ 9.60 to $ 9.82	260,200	0.5	$9.82	260,080	$9.82

At December 31, 2007, there remains $844,733 of unvested expense yet to be recorded related to all options outstanding. The following table sets forth the weighted average exercise price and fair value of options granted during the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price exceeds market price	-	-	-
Exercise price equals market price	20,000	$2.80	$1.56
Exercise price is less than market price	-	-	-

The number of options exercisable at December 31, 2007 and 2006 were 1,364,671 and 1,340,080, respectively. The weighted average exercise price of exercisable options was $4.62 at December 31, 2007.

Dividends - The Company has not paid any cash dividends through December 31, 2007.

10.    INCOME TAXES

The Company accounts for income taxes under the asset and liability method in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

The balances of deferred tax assets and liabilities are as follows:

	December 31, 2007	December 31, 2006
Net current deferred income tax assets relate to:
Depreciation	$295,000	$159,000
Stock-based expenses	226,000	226,000
Net operating loss carryforwards	15,936,000	14,275,000
Total	16,457,000	14,660,000
Less valuation allowance	16,457,000	14,660,000
Net current deferred income tax	$-	$-

Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Statutory federal tax rate	34%	34%
Tax benefit computed at statutory rate	$(1,872,000)	$(1,708,000)
State income tax benefit, net of federal effect	(251,000)	(229,000)
Change in valuation allowance	1,661,000	1,317,000
Permanent differences:
SFAS No. 123R permanent difference	211,000	265,000
Investor relations shares permanent difference	-	(1,205,000)
Book loss in excess of tax on disposal of assets	-	1,425,000
Other permanent differences	17,000	(18,000)
Temporary differences:
Depreciation/amortization	126,000	153,000
Litigation accrual	108,000	-
Total	$-	$-

As of December 31, 2007, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $43.4 million, which expires between 2009 and 2021. For state tax purposes, the NOL expires between 2009 and 2021. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

11.    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by ongoing credit evaluation processes, relatively short collection terms, and the nature of the Company’s syndication partner client base, primarily mid- and large-size public corporations with significant financial histories. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues:

		Year Ended December 31, 2007
		Revenues	% of Total Revenues
Customer A	Professional Services	$1,070,695	21.7%
Customer B	Subscription	1,205,094	24.4%
Customer C	Subscription	562,578	11.4%
Others	Various	2,099,287	42.5%
Total		$4,937,654	100.0%

		Year Ended December 31, 2006
		Revenues	% of Total Revenues
Customer A	Professional Services	$1,011,181	27.7%
Customer B	Subscription	1,649,703	45.3%
Others	Various	984,006	27.0%
Total		$3,644,890	100.0%

As of December 31, 2007, three customers accounted for 42%, 28%, and 17% of accounts receivable, respectively.
As of December 31, 2006, three customers accounted for 47%, 26%, and 21% of accounts receivable, respectively.

12.    EMPLOYEE BENEFIT PLANS

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salary. The Company contributed a total of $30,098 to the plan during 2007 and did not make any contributions to the plan during 2006 and 2005.

13.    COMMITMENTS & CONTINGENCIES

The Company is subject to claims and suits that arise from time to time in the ordinary course of business.

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application.  In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company common stock based upon the developer attaining certain milestones.  As of December 31, 2007, the Company had paid $387,500 and issued 3,473 shares of common stock related to this obligation.

On January 17, 2006, the SEC temporarily suspended the trading of the Company’s securities. In its “Order of Suspension of Trading,” the SEC stated that the reason for the suspension was a lack of current and accurate information concerning the Company’s securities because of possible manipulative conduct occurring in the market for its stock. By its terms, that suspension ended on January 30, 2006 at 11:59 p.m. EST. As a result of the SEC’s suspension, NASDAQ withdrew its acceptance of the Company’s application to have its common stock traded on the NASDAQ Capital Market, and the Company’s securities did not automatically return to quotation on the OTC Bulletin Board (“OTCBB”). After the filing of the required paperwork by a market maker, the Company’s common stock returned to quotation on the OTCBB on September 11, 2006. Simultaneously with the suspension, the SEC advised the Company that it was conducting a non-public investigation.

On September 11, 2007, the Company was informed that Dennis Michael Nouri, its then serving President, Chief Executive Officer, and a director, had been charged in a criminal complaint that alleges federal securities fraud and conspiracy to commit fraud. The Company was not named in the criminal complaint. The U.S. government filed the complaint under seal on August 1, 2007 in the U.S. District Court for the Southern District of New York. Also named as defendants in the criminal complaint were Reeza Eric Nouri, a former manager of the Company, and Ruben Serrano, Anthony Martin, James Doolan, and Alain Lustig, brokers alleged to have participated with the Nouris in the alleged fraud. The criminal complaint alleges that the defendants, directly and indirectly, used manipulative and deceptive devices in violation of Sections 2 and 371 of Title 18 of the U.S. Code, Sections 10(b) and 32 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act (“Rule 10b-5”). On November 8, 2007, as part of this ongoing action, the U.S. government filed a grand jury indictment against Dennis Michael Nouri, Reeza Nouri, Ruben Serrano, and Alain Lustig in the U.S. District Court for the Southern District of New York. The grand jury indictment charges these defendants with conspiracy to commit securities fraud in violation of Sections 78j(b) and 78 ff of Title 17 of the U.S. Code and Rule 10b-5, wire fraud in violation of Sections 1343 and 1346 of Title 18 of the U.S. Code, and commercial bribery in violation of Section 1952(a)(3) of Title 18 of the U.S. Code and Sections 180.00 and 180.03 of the New York State Penal Law. Under the grand jury indictment, the U.S. government is seeking forfeiture from these defendants of all property, real and personal, that constitutes or is derived from proceeds traceable to the commission of the alleged securities fraud offenses.

On September 11, 2007, the SEC filed a civil action against the Company and the defendants named in the criminal complaint in the U.S. District Court for the Southern District of New York. The SEC complaint alleged that the defendants in this civil action, either directly or indirectly, have engaged in transactions, acts, practices, and courses of business which constitute violations of Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act, and Rule 10b-5. The SEC complaint sought to permanently enjoin each of the civil defendants from committing future violations of the foregoing federal securities laws. The SEC complaint also requested that each of the defendants, excluding the Company, be required to disgorge any ill-gotten gains and pay civil penalties. The SEC complaint further sought an order permanently barring Michael Nouri from serving as an officer or director of a public company. The SEC complaint did not seek any fines or other monetary penalties against the Company. On September 28, 2007, the Company agreed, without admission of any liability, to the entry of a consent judgment against it which permanently enjoins the Company from violations of the antifraud provisions of the federal securities laws, specifically Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act, and Rule 10b-5. No fines or other monetary sanctions were levied against the Company. The consent judgment settles the SEC complaint against the Company and was entered by the court on October 2, 2007.

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

On October 17, 2007, Henry Nouri, the Company’s former Executive Vice President, filed a civil action against the Company in the General Court of Justice, Superior Court Division, in Orange County, North Carolina. The complaint alleged that the Company had no “cause” to terminate Mr. Nouri’s employment and that it breached Mr. Nouri’s employment agreement by notifying him that his employment was terminated for cause, by failing to itemize the cause for the termination, and by failing to pay him benefits to which he would have been entitled had his employment been terminated without “cause.” The complaint sought unspecified compensatory damages, including interest, a declaratory judgment that no cause existed for the termination of Mr. Nouri’s employment and that Mr. Nouri is entitled to the benefits provided under his employment agreement for a termination without “cause,” and costs and expenses. On December 17, 2007, Mr. Nouri served his First Amended Complaint in which he, among other things, added an allegation that he was entitled to additional relief because of an alleged “beneficial change of ownership” in the Company. On January 23, 2008, the parties settled this dispute, and on January 24, 2008, the lawsuit was dismissed with prejudice.

At this time, the Company is not able to determine the likely outcome of the legal matters described above, nor can it estimate its potential financial exposure. Management has made an initial estimate based upon its knowledge, experience and input from legal counsel, and the Company has accrued approximately $300,000 of additional legal reserves. Such reserves will be adjusted in future periods as more information becomes available. If an unfavorable resolution of any of these matters occurs, the Company’s business, results of operations, and financial condition could be materially adversely affected.

14.    DISPOSITIONS

On October 4, 2005, the Company purchased substantially all of the assets of Computility, Inc. Upon our successful integration of the acquired SFA/CRM application into the Company’s OneBizSM platform, management deemed the remaining operations of Smart CRM, specifically consulting and network management, to be non-strategic to ongoing operations. On September 29, 2006, the Company, Smart CRM, and Alliance Technologies, Inc. (“Alliance”) executed and delivered an Asset Purchase Agreement pursuant to which Alliance acquired substantially all of the assets of Smart CRM. In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company has reported the operating results for Smart CRM as discontinued operations and the assets and liabilities ultimately sold or disposed as available for sale.

The Smart CRM assets sold to Alliance included the traditional SFA/CRM application developed and sold by Smart CRM and its predecessor in interest, Computility. The Company retained all rights relating to the derivative SaaS application developed by the Company with Smart CRM and incorporated into its OneBizSM platform. The other assets sold included substantially all of the fixed assets and computer hardware and software of Smart CRM and certain identifiable intangible assets, including technology, customer bases, and common law trademarks relating to Computility. Further, Alliance agreed to hire substantially all of the employees of Smart CRM following the asset sale, with the exception of two key employees who remained with the Company.

In consideration for the transfer of these assets, Alliance paid the Company $600,000 in cash and assumed approximately $1.7 million in total liabilities related to Smart CRM, including all liabilities associated with the factoring activity of Smart CRM, for total consideration of approximately $2.3 million. In exchange, Alliance received assets valued at approximately $1.7 million, resulting in a gain on sale of $653,267. The goodwill associated with the disposed assets has been written down to zero resulting in an additional non-cash charge to other income (expense) in the amount of $2.8 million. The combined effect is a net loss on the sale of substantially all of the assets of Smart CRM totaling $2.1 million.

The major classes and carrying amounts of the assets and liabilities disposed of are as follows:

Carrying Value at September 29, 2006
ASSETS
Accounts Receivable, net	$82,290
Fixed Assets, net	400,624
Identifiable Intangibles, net	972,566
Deferred Financing Costs	224,443
TOTAL ASSETS SOLD	1,679,923
LIABILITIES
Notes & Factor Debt Payable	1,610,478
Customer Prepaid Services	122,712
TOTAL LIABILITIES ASSUMED BY BUYER	1,733,190
CASH PAID BY BUYER	600,000
TOTAL CONSIDERATION	2,333,190

Gain on Sale of Assets and Liabilities before Goodwill Write-down	653,267
Write-down of Goodwill Related to Assets Sold	(2,793,321)

Net Loss on Sale of Assets	$(2,140,054)

In addition, two key employees of Smart CRM entered into consulting and non-compete agreements with Alliance. Under these agreements, each key employee provided certain consulting services to Alliance to assist with the transition of the purchased assets. Both key employees are prohibited from competing with Alliance with regard to the business associated with the assets purchased, but each is specifically allowed to continue his employment with the Company. In exchange, each key employee received a payment from Alliance of $50,000.

The Company and an entity controlled by the same key employees also entered into an agreement whereby this entity was paid $55,000 immediately following the closing of the asset sale for assistance with identifying Alliance as an acquirer of the assets.

There was no relationship between the Company, Smart CRM and their affiliates, and Alliance and its affiliates.

Pro Forma Results of Operations (Unaudited)

The following pro forma results of operations show the results of operations had the disposition of Smart CRM been completed at the beginning of the year ended December 31, 2006:

	Smart Commerce	Smart Online	Pro Forma Unaudited
Revenue	$3,131,752	$513,138	$3,644,556
Net Income (Loss)	1,012,255	(3,510,399)	(2,498,144)
Net Income (Loss) Attributable to Common Stockholders	1,012,255	(3,510,399)	(2,498,144)

Earnings Per Share			$(0.17)

The 2006 pro forma results exclude the losses from discontinued operations related to Smart CRM of $2,525,563.

15.    SUBSEQUENT EVENTS

On January 23, 2008, the Company settled its legal dispute with Henry Nouri, the Company’s former Executive Vice President, as described in detail in Note 13, Commitments & Contingencies.

On February 15, 2008, the Company repaid the full outstanding principal balance of $2,052,000 and accrued interest of $2,890 outstanding under its revolving credit arrangement with Wachovia.

On February 20, 2008, the Company entered into a revolving credit arrangement with Paragon Commercial Bank (“Paragon”). The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit must be paid off no later than February 19, 2009, with monthly payments being applied first to accrued interest and then to principal. The interest shall accrue on the unpaid principal balance at the Wall Street Journal’s published prime rate minus one half percent. The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.47 million issued by HSBC with Atlas, a current stockholder of the Company, as account party. The Company also has agreed with Atlas that in the event of a default by the Company in the repayment of the line of credit that results in the letter of credit being drawn, the Company shall reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At the sole discretion of the Company, these payments may be made in cash or by issuing shares of the Company’s common stock at a set per share price of $2.50.

In consideration for Atlas providing the Paragon letter of credit, the Company has agreed to amend the Warrant Agreement with Atlas to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit with Paragon.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective to insure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, a number of internal controls were implemented in conjunction with our compliance with Section 404 of Sarbanes-Oxley. Individually, none of these controls might be considered to have a material affect on our internal control over financial reporting; however, collectively, we believe it is reasonably likely that these controls will materially improve our internal control over financial reporting. The processes to which these internal controls apply include, but are not limited to, Equity, General Ledger, Procurement, Treasury and Cash Management, and Revenue. The controls primarily create additional means of review, approval, and documentation for many processes that were previously controlled by a single individual, which is an inherent risk for small accounting departments such as ours where segregation of duties is difficult. In addition to these internal controls, we also instituted a disclosure control process whereby the Chief Financial Officer receives copies of all minutes of all Board of Directors and committee meetings to insure that any decisions or actions that have accounting implications are properly recorded and disclosed. In situations in which the subject matter of a meeting is deemed too sensitive to permit distribution of minutes to the Chief Financial Officer, outside legal counsel has such minutes reviewed to determine if there is any accounting implication.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal control over financial reporting was not effective as of December 31, 2007.

We missed filing two Current Reports on Form 8-K during the fourth quarter of 2007. We reported the events that triggered these Form 8-K filings in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. We believe these missed filings were the result of inadequate training of management personnel as to the specific events that trigger a Current Report on Form 8-K and we are putting in place procedures and training to ensure that the appropriate personnel recognize events that are reportable on Form 8-K.

We believe the controls we have put in place to address the aforementioned deficiency, along with our existing and additional controls implemented during our implementation of Section 404 of Sarbanes-Oxley, have enabled us to develop a sound internal control structure. We believe this is demonstrated by the fact that we have neither had any restatements nor any material audit adjustments, individually or in the aggregate, from the period beginning January 1, 2006 to the present. We believe the missed filings on Form 8-K mentioned above represent an internal control weakness only to the level of a significant control deficiency.

However, due to the fact that we were unable to complete testing of these controls, we lack the documented evidence that we believe is necessary in order to support an assessment that our internal control over financial reporting is effective. Without such testing, we cannot conclude whether there are any other significant deficiencies or material control weaknesses, nor can we appropriately remediate any such deficiencies that might have been detected. In addition, during the analysis of our internal controls during our implementation of Section 404 of Sarbanes-Oxley, we did identify a number of controls, the adoption of which would be critical and material to our internal control environment. While no errors occurred in any of these specific areas, we believe the identified controls are critical to providing reasonable assurance that any potential future errors would be detected. Those identified controls are:

1.	Accrual Analysis – We did not maintain adequate procedures to insure accruals are properly identified, recorded, and reversed in appropriate periods.

2.	Journal Entries – We did not maintain adequate procedures to insure that journal entries are adequately documented and reviewed prior to entry.

3.	Journal Entries – We did not maintain an adequate list of recurring closing entries which would help insure all required closing entries are reviewed and recorded properly.

4.	Period Closing – We did not maintain an adequate checklist to insure that all period closing procedures are recorded properly and completely.

5.
Stock Option and Restricted Stock Expense – We did not maintain adequate procedures to insure compensation expense related to stock options and restricted stock was recorded in the proper amounts and in the proper periods.

Because we have not completed testing of our internal controls, have not yet fully adopted these identified, critical procedures, and due to the known failure to file two Current Reports on Form 8-K timely, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was not effective.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

There is no information required to be disclosed on a current report on Form 8-K during the fourth quarter of 2007 that was not disclosed on a current report on Form 8-K.

PART III

Information called for in Items 10, 11, 12, 13, and 14 is incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2007.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

2.1
Asset Purchase Agreement, dated as of October 4, 2005, by and among Smart Online, Inc., Smart CRM, Inc., Computility, Inc. and certain shareholders of Computility, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on October 7, 2005)

2.2
Stock Purchase Agreement, dated as of October 17, 2005, by and among Smart Online, Inc., iMart Incorporated and the shareholders of iMart Incorporated (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on October 24, 2005)

2.3
Asset Purchase Agreement, dated September 30, 2006, by and between Alliance Technologies, Inc., Smart CRM, Inc., and Smart Online, Inc. (incorporated herein by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2006)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

3.2	Fourth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

4.2
Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

4.3	Form of Convertible Secured Subordinated Promissory Note (incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.2*
Form of Incentive Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.3*
Form of Incentive Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.4*
Form of Non-Qualified Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.5*
Form of Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.6*
Form of Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.7*	Form of Restricted Stock Award Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 21, 2007)

10.8*	Form Restricted Stock Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.9*	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 31, 2007)

10.10*	Form Restricted Stock Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.11*
2001 Equity Compensation Plan (terminated as to future grants effective April 15, 2004) incorporated herein by reference to Exhibit 10.2 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.12*
1998 Stock Option Plan (terminated as to future grants effective April 15, 2004) (incorporated herein by reference to Exhibit 10.3 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.13*	Cash Bonus Program, November 2007 (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.14*	Equity Award Program, November 2007 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to our Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.15*	Employment Agreement, dated April 1, 2004, with Michael Nouri (incorporated herein by reference to Exhibit 10.8 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.16*	Employment Agreement, dated April 1, 2004, with Henry Nouri (incorporated herein by reference to Exhibit 10.9 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.17*	Employment Agreement, dated April 1, 2004, with Thomas Furr (incorporated herein by reference to Exhibit 10.14 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.18*
Amendment, dated November 9, 2005, to Employment Agreement, dated April 1, 2004, with Thomas Furr (incorporated herein by reference to Exhibit 10.15 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.19*
Amendment, dated August 15, 2007, to Employment Agreement, dated April 1, 2004, with Thomas Furr (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.20*	Employment Agreement, dated March 21, 2006, with Nicholas A. Sinigaglia (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 27, 2006)

10.21*
Employment Agreement, dated October 17, 2005, by and among Smart Online, Inc., iMart Incorporated and Gary Mahieu (incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K, as filed with the SEC on October 24, 2005)

10.22*	Employment Agreement, dated November 30, 2007, with David E. Colburn (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.23*	Description of Salary Reduction Agreements, effective January 1, 2007 (incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.24*
Form of Executive Officer Compensation Agreement, dated April 25, 2007, by and between Smart Online, Inc. and certain of its executive officers (incorporated herein by reference to Exhibit 10.53 to Amendment No. 1 to our Registration Statement on Form S-1/A, as filed with the SEC on June 15, 2007)

10.25*
Smart Online, Inc. Revised Board Compensation Policy, effective November 17, 2006 (incorporated herein by reference to Exhibit 10.39 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.26*
Smart Online, Inc. Revised Board Compensation Policy, effective February 2, 2007 (incorporated herein by reference to Exhibit 10.45 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.27*
Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Michael Nouri (incorporated herein by reference to Exhibit 10.47 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.28*
Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Henry Nouri (incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.29*
Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Tom Furr (incorporated herein by reference to Exhibit 10.44 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.30
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated March 30, 2006, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.37 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.31
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated June 29 and July 6, 2006, by and between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.36 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.32
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated August 17 and 21, 2006, by and between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2006)

10.33
Form of Amendments to Registration Rights Agreements and Amendments to Subscriber Rights Agreements, dated from October 2, 2006 through January 26, 2007, by and between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.40 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.34
Stock Purchase Warrant and Agreement, dated January 15, 2007, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.44 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.35
Form of Securities Purchase Agreement, Registration Rights Agreement, and Warrant to Purchase Common Stock of Smart Online, Inc., dated February 21, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC (incorporated herein by reference to Exhibit 10.46 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.36
Form of Amendment to Registration Rights Agreement, dated March 26, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC ( incorporated herein by reference to Exhibit 10.54 to Amendment No. 3 to our Registration Statement on Form S-1, as filed with the SEC on July 31, 2007)

10.37
Form of Amendment to Registration Rights Agreement, dated July 3, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC (incorporated herein by reference to Exhibit 10.55 to Amendment No. 3 to our Registration Statement on Form S-1, as filed with the SEC on July 31, 2007)

10.38
Warrant to Purchase Common Stock of Smart Online, Inc., and Registration Rights Agreement, dated February 27, 2007, by and between Smart Online, Inc. and Canaccord Adams Inc. (incorporated herein by reference to Exhibit 10.47 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.39
Form of Registration Rights Agreement, of various dates, by and between Smart Online, Inc. and certain parties in connection with the sale of shares by Dennis Michael Nouri (incorporated herein by reference to Exhibit 10.48 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.40
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.41
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.42
Amendment No. 1 to Lock Box Agreement, dated November 8, 2006, by and between Smart Online, Inc., Smart Commerce, Inc. and certain former shareholders of iMart Incorporated (incorporated herein by reference to Exhibit 10.41 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.43
Settlement Agreement, dated August 25, 2006, by and between Smart Online, Inc. and Berkley Financial Services Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on August 28, 2006)

10.44
Settlement Agreement, effective May 31, 2006, by and between Smart Online, Inc. and General Investments Capital Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on June 6, 2006)

10.45
Business Loan Agreement, Promissory Note, Guaranty, Security Agreements, and Collateral Assignments, dated October 17, 2006, by and between Smart Online, Inc., Smart Commerce, Inc., and Fifth Third Bank (incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.46
Promissory Note, Loan Agreement, and Security Agreement, dated November 14, 2006, by and between Smart Online, Inc. and Wachovia Bank, NA (incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.47
Promissory Note, Modification Number One to Loan Agreement, and Security Agreement, dated January 24, 2007, by and between Smart Online, Inc. and Wachovia Bank, NA (incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.48	Reimbursement Agreement, dated November 10, 2006, by and between Smart Online, Inc. and Atlas Capital SA

21.1	Subsidiaries of Smart Online, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART ONLINE, INC.

	By:	/s/ David E. Colburn
March 19, 2008		David E. Colburn, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ David E. Colburn
March 19, 2008		David E. Colburn Principal Executive Officer and Director

	By:	/s/ Nicholas A. Sinigaglia
March 19, 2008		Nicholas A. Sinigaglia Principal Financial Officer and Principal Accounting Officer

	By:	/s/ Thomas Furr
March 19, 2008		Thomas Furr Chief Strategy Officer and Director

	By:	/s/ Doron Roethler
March 19, 2008		Doron Roethler Chairman of the Board

By:
March __, 2008		Shlomo Elia Director

	By:	/s/ C. James Meese, Jr.
March 19, 2008		C. James Meese, Jr. Director

	By:	/s/ Philippe Pouponnot
March 19, 2008		Philippe Pouponnot Director

EXHIBIT INDEX

Exhibit No.	Description

2.1
Asset Purchase Agreement, dated as of October 4, 2005, by and among Smart Online, Inc., Smart CRM, Inc., Computility, Inc. and certain shareholders of Computility, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on October 7, 2005)

2.2
Stock Purchase Agreement, dated as of October 17, 2005, by and among Smart Online, Inc., iMart Incorporated and the shareholders of iMart Incorporated (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on October 24, 2005)

2.3
Asset Purchase Agreement, dated September 30, 2006, by and between Alliance Technologies, Inc., Smart CRM, Inc., and Smart Online, Inc. (incorporated herein by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2006)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

3.2	Fourth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

4.2
Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

4.3	Form of Convertible Secured Subordinated Promissory Note (incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.2*
Form of Incentive Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.3*
Form of Incentive Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.4*
Form of Non-Qualified Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.5*
Form of Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.6*
Form of Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.7*	Form of Restricted Stock Award Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 21, 2007)

10.8*	Form Restricted Stock Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.9*	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 31, 2007)

10.10*	Form Restricted Stock Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.11*
2001 Equity Compensation Plan (terminated as to future grants effective April 15, 2004) incorporated herein by reference to Exhibit 10.2 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.12*
1998 Stock Option Plan (terminated as to future grants effective April 15, 2004) (incorporated herein by reference to Exhibit 10.3 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.13*	Cash Bonus Program, November 2007 (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.14*	Equity Award Program, November 2007 (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to our Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.15*	Employment Agreement, dated April 1, 2004, with Michael Nouri (incorporated herein by reference to Exhibit 10.8 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.16*	Employment Agreement, dated April 1, 2004, with Henry Nouri (incorporated herein by reference to Exhibit 10.9 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.17*	Employment Agreement, dated April 1, 2004, with Thomas Furr (incorporated herein by reference to Exhibit 10.14 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.18*
Amendment, dated November 9, 2005, to Employment Agreement, dated April 1, 2004, with Thomas Furr (incorporated herein by reference to Exhibit 10.15 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.19*
Amendment, dated August 15, 2007, to Employment Agreement, dated April 1, 2004, with Thomas Furr (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.20*	Employment Agreement, dated March 21, 2006, with Nicholas A. Sinigaglia (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 27, 2006)

10.21*
Employment Agreement, dated October 17, 2005, by and among Smart Online, Inc., iMart Incorporated and Gary Mahieu (incorporated herein by reference to Exhibit 2.2 to our Current Report on Form 8-K, as filed with the SEC on October 24, 2005)

10.22*	Employment Agreement, dated November 30, 2007, with David E. Colburn (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.23*	Description of Salary Reduction Agreements, effective January 1, 2007 (incorporated herein by reference to Exhibit 10.17 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.24*
Form of Executive Officer Compensation Agreement, dated April 25, 2007, by and between Smart Online, Inc. and certain of its executive officers (incorporated herein by reference to Exhibit 10.53 to Amendment No. 1 to our Registration Statement on Form S-1/A, as filed with the SEC on June 15, 2007)

10.25*
Smart Online, Inc. Revised Board Compensation Policy, effective November 17, 2006 (incorporated herein by reference to Exhibit 10.39 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.26*
Smart Online, Inc. Revised Board Compensation Policy, effective February 2, 2007 (incorporated herein by reference to Exhibit 10.45 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.27*
Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Michael Nouri (incorporated herein by reference to Exhibit 10.47 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.28*
Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Henry Nouri (incorporated herein by reference to Exhibit 10.45 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.29*
Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Tom Furr (incorporated herein by reference to Exhibit 10.44 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.30
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated March 30, 2006, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.37 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.31
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated June 29 and July 6, 2006, by and between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.36 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.32
Form of Subscription Agreement, Subscriber Rights Agreement, and Dribble Out Agreement, dated August 17 and 21, 2006, by and between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2006)

10.33
Form of Amendments to Registration Rights Agreements and Amendments to Subscriber Rights Agreements, dated from October 2, 2006 through January 26, 2007, by and between Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.40 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.34
Stock Purchase Warrant and Agreement, dated January 15, 2007, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.44 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.35
Form of Securities Purchase Agreement, Registration Rights Agreement, and Warrant to Purchase Common Stock of Smart Online, Inc., dated February 21, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC (incorporated herein by reference to Exhibit 10.46 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.36
Form of Amendment to Registration Rights Agreement, dated March 26, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC ( incorporated herein by reference to Exhibit 10.54 to Amendment No. 3 to our Registration Statement on Form S-1, as filed with the SEC on July 31, 2007)

10.37
Form of Amendment to Registration Rights Agreement, dated July 3, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC (incorporated herein by reference to Exhibit 10.55 to Amendment No. 3 to our Registration Statement on Form S-1, as filed with the SEC on July 31, 2007)

10.38
Warrant to Purchase Common Stock of Smart Online, Inc., and Registration Rights Agreement, dated February 27, 2007, by and between Smart Online, Inc. and Canaccord Adams Inc. (incorporated herein by reference to Exhibit 10.47 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.39
Form of Registration Rights Agreement, of various dates, by and between Smart Online, Inc. and certain parties in connection with the sale of shares by Dennis Michael Nouri (incorporated herein by reference to Exhibit 10.48 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.40
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.41
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.42
Amendment No. 1 to Lock Box Agreement, dated November 8, 2006, by and between Smart Online, Inc., Smart Commerce, Inc. and certain former shareholders of iMart Incorporated (incorporated herein by reference to Exhibit 10.41 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.43
Settlement Agreement, dated August 25, 2006, by and between Smart Online, Inc. and Berkley Financial Services Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on August 28, 2006)

10.44
Settlement Agreement, effective May 31, 2006, by and between Smart Online, Inc. and General Investments Capital Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on June 6, 2006)

10.45
Business Loan Agreement, Promissory Note, Guaranty, Security Agreements, and Collateral Assignments, dated October 17, 2006, by and between Smart Online, Inc., Smart Commerce, Inc., and Fifth Third Bank (incorporated herein by reference to Exhibit 10.42 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.46
Promissory Note, Loan Agreement, and Security Agreement, dated November 14, 2006, by and between Smart Online, Inc. and Wachovia Bank, NA (incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.47
Promissory Note, Modification Number One to Loan Agreement, and Security Agreement, dated January 24, 2007, by and between Smart Online, Inc. and Wachovia Bank, NA (incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.48	Reimbursement Agreement, dated November 10, 2006, by and between Smart Online, Inc. and Atlas Capital SA

21.1	Subsidiaries of Smart Online, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

* Management contract or compensatory plan.