Form 10-Q
period 2008-03-31
SMART ONLINE INC
filed 2008-05-13
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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
_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2008, there were approximately 18,234,627 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (unaudited)	December 31, 2007
Assets
CURRENT ASSETS:
Cash and Cash Equivalents	$351,758	$3,473,959
Accounts Receivable, Net	757,785	815,102
Current Portion of Note Receivable	55,000	55,000
Prepaid Expenses	131,644	90,886
Deferred Financing Costs (See Note 3)	188,278	301,249
Total Current Assets	1,484,465	4,736,196
PROPERTY AND EQUIPMENT, Net	151,245	174,619
LONG-TERM PORTION OF NOTE RECEIVABLE	225,000	225,000
INTANGIBLE ASSETS, Net	2,697,401	2,882,055
GOODWILL	2,696,642	2,696,642
OTHER ASSETS	45,311	60,311
TOTAL ASSETS	$7,300,064	$10,774,823
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts Payable	$543,945	$628,370
Current Portion of Notes Payable (See Note 4)	507,672	2,287,682
Deferred Revenue (See Note 3)	440,700	329,805
Accrued Liabilities (See Note 3)	547,138	603,338
Total Current Liabilities	2,039,455	3,849,195

LONG-TERM LIABILITIES:
Long-Term Portion of Notes Payable (See Note 4)	3,311,848	3,313,903
Deferred Revenue (See Note 3)	16,186	247,312
Total Long-Term Liabilities	3,328,034	3,561,215
Total Liabilities	5,367,489	7,410,410
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.001 Par Value, 45,000,000 Shares Authorized, Shares Issued and Outstanding:
March 31, 2008 - 18,226,008; December 31, 2007 – 18,159,768	18,226	18,160
Additional Paid-in Capital	66,601,158	66,202,179
Accumulated Deficit	(64,686,809)	(62,855,926)
Total Stockholders’ Equity	1,932,575	3,364,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,300,064	$10,774,823

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Subscription Fees	$742,839	$632,982
Professional Service Fees	555,244	288,579
License Fees	100,000	-
Other Revenues	24,655	20,825
Total Revenues	1,422,738	942,386

COST OF REVENUES	186,568	73,826

GROSS PROFIT	1,236,170	868,560

OPERATING EXPENSES:
General and Administrative	1,356,016	1,058,778
Sales and Marketing	674,831	482,292
Research and Development	860,449	619,999

Total Operating Expenses	2,891,296	2,161,069

LOSS FROM CONTINUING OPERATIONS	(1,655,126)	(1,292,509)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(178,314)	(135,185)
Gain on Debt Forgiveness	-	4,600
Gain on Sale of Assets	2,665	-
Other Income	(108)	113,330

Total Other Income (Expense)	(175,757)	(17,255)

NET LOSS FROM OPERATIONS	(1,830,883)	(1,309,764)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(1,830,883)	$(1,309,764)
NET LOSS PER SHARE:
Basic and Fully Diluted	$(0.10)	$(0.08)
Net Loss Attributed to Common Stockholders
Basic and Fully Diluted	$(0.10)	$(0.08)
SHARES USED IN COMPUTING NET LOSS PER SHARE
Basic and Fully Diluted	18,201,171	15,772,663

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,830,883)	$(1,309,764)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization	207,630	209,766
Amortization of Deferred Financing Costs	112,971	94,141
Bad Debt Expense	35,468	-
Stock Option and Restricted Share Compensation Expense	170,499	156,733
Registration Rights Penalty	-	(320,632)
Gain on Debt Forgiveness	-	(4,600)
Gain on Disposal of Assets	(2,665)	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	21,849	(36,491)
Prepaid Expenses	(40,758)	(903)
Other Assets	15,000	(1,760)
Deferred Revenue	(89,276)	(51,551)
Accounts Payable	(84,425)	(10,668)
Accrued and Other Expenses	(86,968)	43,222

Net Cash Used In Operating Activities	$(1,571,558)	$(1,232,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Furniture and Equipment	(9,439)	(10,759)
Proceeds from Sale of Vehicle	12,500	-

Net Cash Provided By (Used In) Investing Activities	$3,061	$(10,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Notes Payable	(2,053,704)	(1,253,957)
Debt Borrowings	500,000	1,450,000
Issuance of Common Stock	-	5,748,607

Net Cash (Used In) Provided By Financing Activities	$(1,553,704)	$5,944,650

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(3,122,201)	$4,701,384
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,473,959	$326,905
CASH AND CASH EQUIVALENTS, END OF PERIOD	$351,758	$5,028,289
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$79,878	$73,720
Income Taxes	$11,000	$-
Supplemental Schedule of Non-cash Financing Activities:
Conversion of Debt to Equity	$228,546	$-

The accompanying notes are an integral part of these financial statements.

Smart Online, Inc.
Consolidated Financial Statements - Unaudited

1.Summary of Business and Significant Accounting Policies

Description of Business - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and services targeted to small businesses that have less than 50 employees. The Company’s software products and services are delivered via a Software-as-a-Service (“SaaS”) model. The Company sells its SaaS products and services primarily through private label marketing partners. The Company maintains a website for potential partners containing certain corporate information located at www.SmartOnline.com.

Basis of Presentation- The accompanying balance sheet as of March 31, 2008 and the statements of operations and cash flows for the three months ended March 31, 2008 and 2007 are unaudited. The balance sheet as of December 31, 2007 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2008 (the “2007 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2008, and its results of operations and cash flows for the three months ended March 31, 2008 and 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.

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

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three months ended March 31, 2008 are consistent with those used for the years ended December 31, 2007 and 2006. Accordingly, please refer to the 2007 Annual Report for our significant accounting policies.

Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

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

If multiple-element arrangements involve significant development, modification, or customization or if it is determined that certain elements are essential to the functionality of other elements within the arrangement, revenue is deferred until all elements necessary to the functionality are provided by the Company to a customer. The determination of whether the arrangement involves significant development, modification, or customization could be complex and require the use of judgment by management.

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

Under SOP 97-2, provided the arrangement does not require significant development, modification, or customization, revenue is recognized when all of the following criteria have been met:

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

Fiscal Year - The Company’s fiscal year ends December 31. References to fiscal 2007, for example, refer to the fiscal year ending December 31, 2007.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued, and the period over which revenue is generated. Actual results could differ materially from those estimates.

Software Development Costs - Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs related to software development incurred between completion of the working model and the point at which the product is ready for general release have been insignificant. During 2005, the Company acquired certain rights to an accounting software application that has been integrated with its OneBizSM platform, but is still under development. All amounts related to the development and modification of this application have been expensed as research and development costs. The Company has not capitalized any direct or allocated overhead associated with the development of software products prior to general release.

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

Advertising Costs - The Company expenses all advertising costs as they are incurred. The amounts charged to sales and marketing expense during the first quarter of 2008 and 2007 were $2,462 and $3,574, respectively.

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

Stock-Based Compensation - The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact of stock-based compensation expense, the fair value of each award is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate, volatility, and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. The impact of applying SFAS No. 123R approximated $170,499 and $156,733 in additional compensation expense during the three months ended March 31, 2008 and 2007, respectively. The first quarter 2008 amount includes $122,237 of expense related to the issuance of restricted stock with the remainder of the first quarter 2008 amount and the entire first quarter 2007 amount relating to expense associated with stock options. Such amount is included in general and administrative expenses on the statements of operations.

The fair value of option grants under the Company’s equity compensation plan and other stock option issuances during the three months ended March 31, 2008 and 2007 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Dividend yield	0.00%	0.00%
Expected volatility	63.0%	150.00%
Risk free interest rate	3.45%	4.56%
Expected lives (years)	3.1	4.6

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

The following is a summary of the stock option activity for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price

BALANCE, December 31, 2007	1,644,300	$5.07
Granted	-	-
Forfeited	(794,600)	6.05
Exercised	(69,930)	1.43
BALANCE, March 31, 2008	779,770	4.27

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for, and how the related hedged items affect an entity’s financial position, performance, and cash flows. SFAS No. 161 is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes that SFAS No. 161 will have no impact on the financial statements of the Company once adopted.

2. SEGMENT INFORMATION

Prior to 2008, the Company operated as two segments. During late 2007 and the first quarter of 2008, management realigned certain production and development functions and eliminated redundant administrative functions and now manages the consolidated business as a single business segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis. Accordingly, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has a single reporting segment and operating unit structure, specifically the provision of an on-demand suite of integrated business management software services.

During 2007, the two segments were the Company’s core operations (the “Smart Online segment”) and the operations of the Company’s wholly-owned subsidiary Smart Commerce (the “Smart Commerce segment”). The Smart Online segment generated revenues from the development and distribution of Internet-delivered SaaS small business applications through a variety of subscription, integration, and syndication channels. The Smart Commerce segment derived its revenues primarily from subscriptions to the Company’s multi-channel e-commerce systems, including domain name registration and e-mail solutions, e-commerce solutions, website design, and website hosting, as well as consulting services. The Company included costs that were not allocated to specific segments, such as corporate general and administrative expenses and share-based compensation expenses, in the Smart Online segment.

3.  ASSETS & LIABILITIES

Accounts Receivable, Net

The Company evaluates the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on management’s assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. Based on these criteria, management determined that no allowance for doubtful accounts was required as of December 31, 2007, and management has recorded an allowance of $35,000 as of March 31, 2008.

Deferred Financing Costs

To assist the Company in securing a modification to its line of credit with Wachovia Bank, NA (“Wachovia”), Atlas Capital, SA (“Atlas”) provided Wachovia with a stand-by letter of credit. In exchange for Atlas providing Wachovia with the modified letter of credit, the Company issued Atlas a warrant to purchase 444,444 shares of common stock at $2.70 per share. The fair value of that warrant was $734,303 as measured using the Black-Scholes option-pricing model at the time the warrant was issued. Such amount was recorded as deferred financing costs and is being amortized to interest expense in the amount of $37,657 per month over the remaining period of the modified line of credit, which is scheduled to expire in August 2008. In January 2008, the Wachovia line of credit was replaced by a new line of credit with Paragon Commercial Bank (“Paragon”) as described in Note 4, “Notes Payable”.  Atlas agreed to provide Paragon a new stand-by letter of credit and the Company agreed to amend the Atlas warrant agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit with Paragon. As of March 31, 2008, the deferred financing costs that will be amortized to interest expense over the next twelve months totaling $188,278 were classified as current assets.

Accrued Liabilities

At December 31, 2007, the Company had accrued liabilities totaling $603,338. This amount consisted primarily of $204,000 of liability accrued related to the development of the Company’s custom accounting application, $250,000 related to legal reserves (see Note 7, “Commitments and Contingencies”), $45,308 due a customer for overpayment of its account, $30,040 of accrued commissions, and $33,733 of bond interest payable.

At March 31, 2008, total accrued liabilities totaled $547,138. This amount consisted primarily of the above noted $204,000 liability accrued related to the development of the Company’s custom accounting application, $137,500 related to legal reserves (see Note 7, “Commitments and Contingencies”), and $94,000 of accrued severance related to terminations and resignations that occurred during the first quarter of fiscal 2008.

Deferred Revenue

At December 31, 2007, deferred revenue consisted of the short-term and long-term portion of cash received related to one or two year subscriptions for domain names and/or email accounts in the amount of $197,118. At March 31, 2008, deferred revenue consisted of the same domain name and email types of deferred revenue in the amount of $176,886. In addition, at December 31, 2007, the Company had deferred $380,000 of perpetual licensing revenue related to two customers that did not meet all the criteria of SOP 97-2. At March 31, 2008, the Company had deferred $280,000 of perpetual licensing revenue related to a single customer that did not meet all the criteria of SOP 97-2. Such deferred revenue will be recognized as cash is received or collectibility becomes probable.

4.  NOTES PAYABLE

As of December 31, 2007, the Company owed $2,052,000 under a line of credit with Wachovia. On February 15, 2008, the Company repaid the full outstanding principal balance of $2,052,000 and accrued interest of $2,890.

On February 20, 2008, the Company entered into a revolving credit arrangement with Paragon. The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit must be paid off no later than February 19, 2009, with monthly payments being applied first to accrued interest and then to principal. The interest shall accrue on the unpaid principal balance at the Wall Street Journal’s published prime rate minus one half percent. The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.47 million issued by HSBC Private Bank (Suisse) SA with Atlas, a current stockholder of the Company, as account party. The Company also has agreed with Atlas that in the event of a default by the Company in the repayment of the line of credit that results in the letter of credit being drawn, the Company shall reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At the sole discretion of the Company, these payments may be made in cash or by issuing shares of the Company’s common stock at a set per share price of $2.50.

In consideration for Atlas providing the Paragon letter of credit, the Company has agreed to amend the warrant agreement with Atlas to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit with Paragon.

As of March 31, 2008, the Company had notes payable totaling $3,819,520. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	TOTAL	Maturity	Rate
Paragon Commercial Bank Credit Line	$500,000	$-	$500,000	Feb ‘09	Prime – 0.5%
Ailco Financial	7,672	11,848	19,520	June ‘10	18%
Convertible Notes	-	3,300,000	3,300,000	Nov ‘10	8.0%

TOTAL	$507,672	$3,311,848	$3,819,520

5.  STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2008, 32,000 shares of restricted stock were issued to the newly appointed Chief Operating Officer. Restrictions lapse as to 16,000 shares on April 1, 2010, 8,000 shares on April 1, 2011, and 8,000 shares on April 1, 2012. The Chief Operating Officer received an additional 3,000 shares of restricted stock that had been previously promised to him in connection with his initial hiring in an offer letter in August 2007. Restrictions on these shares lapse as to 750 shares on March 19, 2008, and as to 375 shares on each of June 5, 2008, September 5, 2008, December 5, 2008, March 5, 2009, June 5, 2009, and September 5, 2009. During the first quarter of 2008 and in conjunction with their termination of employment, the Company accelerated vesting with respect to 31,250 shares of restricted stock previously issued to the Company’s former Chief Financial Officer, former Chief Operating Officer, and former in-house legal counsel. The Company recorded $92,281 of expense related to the accelerated vesting of these shares including $31,500 that had been accrued during the fourth quarter of 2007. Additionally, net of the accelerated vesting discussed above, 38,458 shares of restricted stock were accounted for as forfeited during the first quarter of 2008 due to resignations and terminations. The forfeited shares included 15,625 shares issued to the former Chief Operating Officer, 10,000 shares issued to the former Chief Financial Officer, 7,500 shares issued to a former director, and 5,333 shares issued to former employees.

In a transaction that closed on February 21, 2007, the Company sold an aggregate of 2,352,941 shares of its common stock to two new investors (the “Investors”). The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement (the “SPA”) between the Company and each of the Investors. The aggregate gross proceeds to the Company were $6 million, and the Company has incurred issuance costs of approximately $585,000. Under the SPA, the Company issued the Investors warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised, if at all, by February 21, 2010.

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

As incentive to modify a letter of credit relating to the Wachovia line of credit (see Note 4, “Notes Payable”), the Company entered into a Stock Purchase Warrant and Agreement (the “Warrant Agreement”) with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share at the termination of the line of credit or if the Company is in default under the terms of the line of credit with Wachovia. In connection with entering the line of credit with Paragon on February 20, 2008, the Warrant Agreement was amended to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit with Paragon. If the warrant is exercised in full, it will result in gross proceeds to the Company of approximately $1,200,000.

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

During January 2008, the Company issued 28,230 shares of common stock to a consulting firm as full payment of the outstanding obligation related to fees accrued for services rendered in conjunction with the 2005 acquisitions of iMart Incorporated and Computility, Inc. At December 31, 2007, these obligations were included in the current portion of notes payable and in accrued liabilities in the amounts of $228,359 and $187, respectively.

Equity Compensation Plans

In June 2007, the Company limited the issuance of shares of its common stock reserved under the 2004 Equity Compensation Plan to awards of restricted or unrestricted stock. As such there were no issuance of options to purchase common stock during the first quarter of 2008. In January 2008, a former officer of the Company exercised options to purchase 69,930 shares of the Company’s common stock in a cashless exercise whereby the former officer tendered to the Company 38,462 shares of common stock previously held by the former officer. Additionally, during the quarter options to purchase 794,600 shares of commons stock at prices ranging from $1.43 to $9.82 were forfeited by former employees, officers, directors, and consultants of the Company.

The following table summarizes information about stock options outstanding at March 31, 2008:

				Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
From $1.30 to $1.43	255,070	0.4	$1.39	255,070	$1.39
From $2.50 to $3.50	235,000	2.0	$3.33	227,000	$3.33
$5.00	31,400	7.0	$5.00	16,400	$5.00
$7.00	75,000	7.5	$7.00	75,000	$7.00
From $8.61 to $9.00	183,100	5.8	$8.75	98,800	$8.72
$9.60	200	7.5	$9.60	80	$9.60

Dividends

The Company has not paid any cash dividends through March 31, 2008.

6. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company derives a significant portion of its revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues for their respective time periods:

		Three Months Ended March 31, 2008
		Revenues	% of Total Revenues
Customer A	Professional Services Fee	$300,884	21%
Customer B	Subscription	361,090	25%
Customer C	Subscription	216,283	15%
Customer D	Professional Service Fees	383,191	27%
Others	Various	161,290	12%
Total		$1,422,738	100%

		Three Months Ended March 31, 2007
		Revenues	% of Total Revenues
Customer B	Subscription	$311,984	33%
Customer D	Professional Service Fees	182,077	19%
Others	Various	448,325	48%
Total		$942,386	100%

As of March 31, 2008, the Company had three customers that accounted for 38%, 25%, and 20% of net receivables, respectively. As of December 31, 2007, the Company had three customers that accounted for 42%, 28% and 17% of net receivables, respectively.

7. COMMITMENTS AND CONTINGENCIES

Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a description of material legal proceedings, including the proceedings discussed below.

The Company is subject to claims and suits that arise from time to time in the ordinary course of business.

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application.  In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company common stock based upon the developer attaining certain milestones.  As of March 31, 2008, the Company had paid $387,500 and issued 3,473 shares of common stock related to this obligation.

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

At this time, the Company is not able to determine the likely outcome of the Company’s currently pending legal matters, nor can it estimate its potential financial exposure. Management has made an initial estimate based upon its knowledge, experience and input from legal counsel, and the Company has accrued approximately $137,500 of additional legal reserves. Such reserves will be adjusted in future periods as more information becomes available. If an unfavorable resolution of any of these matters occurs, the Company’s business, results of operations, and financial condition could be materially adversely affected.

8.  SUBSEQUENT EVENTS

During April 2008, the Company received approximately $95,000 in insurance reimbursement for previously disputed legal expenses primarily related to previously disclosed SEC matters. Additional legal expenses related to the Company’s securities litigation matters are currently being reviewed by the insurance carrier. The Company contends that these legal expenses should be reimbursed by the insurance carrier. Because the outcome of this dispute is unclear, the Company has expensed all legal costs incurred with respect to the SEC matters and the Company’s internal investigation, and the Company will account for any insurance reimbursement, should there be any, in the period such amounts are reimbursed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part II, Item 1A, “Risk Factors,” and elsewhere in this report, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We develop and market software products and services delivered via a Software-as-a-Service, or SaaS, model and targeted to small businesses that have less than 50 employees. We reach small businesses primarily through arrangements with large corporations that private-label our software applications through their corporate websites. We believe these relationships provide a cost and time efficient way to market to a diverse, fragmented, yet very sizeable small business sector.

Prior to 2008, we operated our company as two segments. During late 2007 and the first quarter of 2008, management realigned certain production and development functions and eliminated redundant administrative functions and now manages the consolidated business as a single business segment.

During 2007, the two segments were our core operations, or the Smart Online segment, and the operations of our wholly-owned subsidiary Smart Commerce, Inc., or the Smart Commerce segment. The Smart Online segment generated revenues from the development and distribution of Internet-delivered SaaS small business applications through a variety of channels. The Smart Commerce segment derived its revenues primarily from subscriptions to our multi-channel e-commerce systems, including registration and e-mail solutions, e-commerce solutions, website design, and website hosting, as well as consulting services. We included costs that were not allocated to specific segments, such as corporate general and administrative expenses and share-based compensation expenses, in the Smart Online segment. We continue to evaluate the factors that will form the basis of our segmentation going forward.

During 2007, we began to target providing software solutions and services to sizeable small business markets dealing with regulatory demands that could not be met adequately by existing low-cost and easy-to-use software solutions. These efforts have led to the launch of software solutions for partners in the food safety and multi-level marketing industries. We are continuing to target other segments in the small business industry that may require such regulatory-focused software solutions and services and to market our experience with developing software solutions and services to meet these needs.

Total revenues were $1,423,000 for the first quarter of 2008 compared to $942,000 for the first quarter of 2007, representing an increase of $481,000, or 51%. Gross profit increased $367,000, or 42%, to $1,236,000 from $869,000. Operating expenses increased $730,000, or 34%, to $2,891,000 from $2,161,000. Net loss grew to $1,831,000 from $1,310,000, an increase of $521,000, or 40%.

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

•
Other revenues – revenues generated from non-core activities such as syndication and integration fees, sales of shrink-wrapped products, original equipment manufacturer, or OEM, contracts and miscellaneous other revenues.

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

Subscription revenues primarily consist of sales of subscriptions through private label marketing partners to end users, sales of subscriptions directly to end users, hosting and maintenance fees, and e-commerce website design fees. We typically have a revenue share arrangement with these private label marketing partners in order to encourage them to market our products and services to their customers. We make subscription sales either on a subscription or on a “for fee” basis. Applications for which subscriptions are available vary from our own portal to the websites of our partners. Subscriptions are generally payable in advance on a monthly basis and are typically paid via credit card of the individual end user or their aggregating entity. Our subscription revenue has increased by 17% from the first quarter of 2007 to the first quarter of 2008 based on our ability to secure new private label partners in the direct selling industry. We are focusing our efforts on signing up new channel partners as well as diversifying with vertical intermediaries in various industries.

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

Other revenues primarily consist of non-core revenue sources such as traditional shrink-wrap software sales, miscellaneous web services, and OEM revenue generated through sales of our applications bundled with products offered by other manufacturers. It also includes syndication and integration fees, which historically have been presented separately in our statements of operations. As we have shifted our focus toward driving subscription revenue, which we deem to have the greatest potential for future revenue growth, we have seen a decrease in syndication and integration revenue from historic levels. Therefore, these fees are now reported under other revenues.

Cost of Revenues

Cost of revenues primarily is composed of salaries associated with maintaining and supporting integration and syndication partners, the cost of domain name and email registrations, and the cost of external hosting facilities associated with maintaining and supporting our partners and end user customers.

Operating Expenses

Throughout 2008, we expect our primary focuses to include increasing subscription revenue, making organizational improvements, and concentrating our development efforts on enhancements and customization of our proprietary platforms and applications.

General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, legal, human resources, and information technology personnel; professional fees; and other corporate expenses, including facilities costs. We anticipate general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to the growth of our business and our operations as a public company. We expect to continue to incur material costs in 2008 related to the civil and criminal complaints filed in September 2007, described in detail in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2007, and our implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley.

Sales and Marketing. Historically, we spent limited funds on marketing, advertising, and public relations. Our business model of partnering with established companies with extensive small business customer bases allows us to leverage the marketing dollars spent by our partners rather than requiring us to incur such costs. We expect sales and marketing expense to increase due to new partnerships targeted to come online in the second and third quarters of 2008 and the various percentages of revenue we may be required to pay to future partners as marketing fees.

Research and Development. Historically, we have not capitalized any costs associated with the development of our products and platforms. Statement of Financial Accounting Standard, or SFAS, No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Because any such costs that would be capitalized following the establishment of technological feasibility would immediately be written off due to uncertain realizability, all such costs have been recorded as research and development costs and expensed as incurred. Because of our proprietary, scalable, and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase substantially in absolute dollars, but decrease as a percentage of total revenue, as we hire additional personnel, whether internally or by outsourcing, as part of our ongoing commitment to furthering our technical skill set and to enhance and customize our platforms and applications. In addition, we continue to conduct an evaluation of our technology, security, platforms, and applications in an effort to document and improve upon our current product offerings and determine which applications, if any, should be discontinued. We expect this process to continue through the third quarter of 2008.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically re-evaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. Management has consistently applied the same critical accounting policies and estimates which are fully described in our Annual Report on Form 10-K for the year ended December 31, 2007.

We derive revenue from the licensing of software platforms along with the sale of associated maintenance, consulting, and application development services. The arrangement may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. We use the residual method pursuant to American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2, which allows us to recognize revenue for a delivered element when such element has vendor specific objective evidence, or VSOE, of the fair value of the delivered element. If we cannot determine or maintain VSOE for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

If multiple-element arrangements involve significant development, modification, or customization or if we determine that certain elements are essential to the functionality of other elements within the arrangement, we defer revenue until we provide all elements necessary to the functionality to a customer. The determination of whether the arrangement involves significant development, modification, or customization could be complex and require the use of judgment by our management.

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

We are currently facing legal actions from stockholders that relate to the charges filed against our former Chief Executive Officer described in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2007. At this time, we are not able to determine the likely outcome of these legal matters, nor can we estimate our potential financial exposure. Management has made an initial estimate based upon its knowledge, experience, and input from legal counsel, and we have accrued approximately $137,500 of additional legal reserves. Such reserves will be adjusted in future periods as more information becomes available.

Overview of Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007

Total revenues were $1,423,000 for the first quarter of 2008 compared to $942,000 for the first quarter of 2007, representing an increase of $481,000, or 51%. Gross profit increased $367,000, or 42%, to $1,236,000 from $869,000. Operating expenses increased $730,000, or 34%, to $2,891,000 from $2,161,000. Net loss grew to $1,831,000 from $1,310,000, an increase of $521,000, or 40%.

The following table shows our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
REVENUES:
Subscription Fees	52%	67%
Professional Service Fees	39%	31%
License Fees	7%	0%
Other Revenues	2%	2%

Total Revenues	100%	100%

COST OF REVENUES	13%	8%

GROSS PROFIT	87%	92%

OPERATING EXPENSES:
General and Administrative	95%	112%
Sales and Marketing	47%	51%
Research and Development	61%	66%

Total Operating Expenses	203%	229%

LOSS FROM OPERATIONS	(116)%	(137)%

OTHER INCOME (EXPENSE):
Interest Income (Expense), Net	(13)%	(14)%
Gain on Debt Forgiveness	0%	0%
Other Income	0%	12%
Gain on Sale of Assets	0%	0%
Total Other Income (Expense)	(13)%	(2)%
NET INCOME (LOSS)	(129)%	(139)%

Comparison of the Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007

Revenues

Total revenues were $1,423,000 for the first quarter of 2008 compared to $942,000 for the first quarter of 2007 representing an increase of $481,000, or 51%. This increase is attributable to increases in subscription revenues, professional service fees, and licensing fees totaling $110,000, $266,000, and $100,000, respectively. These increases were due to new customers signed after the first quarter of 2007 as well as increased revenue from existing customers.

Subscription revenues increased $110,000, or 17%, to $743,000 for the first quarter of 2008 from $633,000 for the first quarter of 2007. This increase was due to new partnerships under which we began recognizing revenue in the second half of 2007.

Revenues from professional service fees increased $266,000, or 92%, to $555,000 for the first quarter of 2008 from $289,000 for the first quarter of 2007. This increase was due to existing customers requesting additional consulting services for their web initiatives. Professional service fees accounted for approximately 39% of first quarter 2008 revenues as compared to approximately 30% for both the first quarter of 2007 and fiscal year 2007. Management expects that professional service fees will continue to represent a greater portion of total revenues for fiscal 2008 as compared to fiscal 2007.

License fees totaled $100,000 during the first quarter of 2008 compared to $0 for the same period in 2007. The first quarter 2008 revenue related to a single license agreement signed during 2007 under which $100,000 of the fee was collected during the first quarter of 2008. This revenue was deferred at December 31, 2007 in accordance with the provisions of SOP 97-2. The timing and amount of future license revenues is dependent upon our ability to sign new licensing agreements and the revenue recognition criteria outlined in SOP 97-2.

Other revenues totaled $25,000 and $21,000 for the quarters ended March 31, 2008 and 2007, respectively. This revenue is generated from a single residual agreement and non-core activities such as sales of shrink-wrapped products, OEM contracts, and miscellaneous other revenues. We expect these revenue streams to continue to be insignificant in the future as we continue our strategy of focusing on growth of our subscription and license revenues.

Cost of Revenues

Cost of revenues increased $113,000, or 153%, to $187,000 in the first quarter of 2008 from $74,000 in the first quarter of 2007. This increase was primarily a result of increased hosting costs related to hosting for additional customers, which resulted in an increase in cost of revenues of approximately $29,000, an increase in personnel costs of approximately $45,000 related to the addition of several employees in our customer call center during later periods of 2007, and a $12,000 increase in domain name registrations.

Operating Expenses

Operating expenses increased $730,000, or 34%, to $2,891,000 for the first quarter of 2008 from $2,161,000 during the first quarter of 2007. This increase is due to an increase in general and administrative expenses of approximately $243,000, an increase in sales and marketing expense of approximately $206,000, and an increase in research and development expenses of approximately $283,000.

General and Administrative - General and administrative expenses increased by $297,000, or 28%, to $1,356,000 for the first quarter of 2008 from $1,059,000 for the first quarter of 2007. This increase was primarily due to increases in payroll compensation expense, legal fees, and expense associated with the issuance and vesting of stock options and restricted stock. Payroll compensation expense increased by $73,000, including approximately $34,000 of accrued severance obligations payable to a former officer. Additionally, compensation expense required by SFAS No. 123R increased by $14,000 from the prior period as a result of expense associated with the accelerated vesting of certain restricted stock awards held by certain former officers whose employment terminated during the first quarter of 2008. In addition, we recorded $35,000 for bad debt expense for the first quarter of 2008 compared to zero for the first quarter of 2007 related to management’s judgment on collectibility of doubtful accounts. Legal and professional fees increased by approximately $152,000 over the corresponding period in 2007 due to the legal fees incurred in connection with the legal proceedings brought during the third quarter of 2007 against us, our former executive officer and a former employee.

Sales and Marketing - Sales and marketing expense increased to $675,000 in the first quarter of 2008 from $482,000 in the first quarter of 2007, an increase of $193,000, or 40%.  This increase was primarily attributable to expense associated with revenue sharing arrangements, which increased by $263,000 from the first quarter of 2007. This increase was offset in part by a $38,000 reduction in salaries and wages associated with the departure of two sales executives at our Smart Commerce subsidiary.

Research and Development - Research and development expense increased to $860,000 in the first quarter of 2008 from $620,000 in the first quarter of 2007, an increase of approximately $240,000, or 39%. This increase is due primarily to increased personnel expenses as we added research and development personnel during the last quarter of 2007 and first quarter of 2008 to enhance and customize our platforms and applications and launch additional private label sites.

Other Income (Expense)

We incurred net interest expense of $178,000 during the first quarter of 2008 compared to $135,000 during the first quarter of 2007, an increase of approximately $43,000, or 32%. Interest expense increased as a direct result of increased indebtedness under lines of credit and $3.3 million of secured subordinated convertible notes issued in November 2007. The convertible notes bear interest at 8% payable in quarterly installments that commenced on February 14, 2008.

During the first quarter of 2007, the Company recognized $113,000 of other income including an $86,000 adjustment to registration rights penalties previously expensed during 2006.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first quarter of 2008 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. We have approximately $45,000,000 in net operating loss carryforwards, which may be utilized to offset future taxable income.

Liquidity and Capital Resources

At March 31, 2008, our principal sources of liquidity were cash and cash equivalents totaling $352,000 and accounts receivable of $758,000. As of May 12, 2008, our principal sources of liquidity were cash and cash equivalents totaling approximately $506,000 and accounts receivable of approximately $861,000.  As of March 31, 2008, we have drawn approximately $500,000 of our $2.47 million line of credit with Paragon Commercial Bank, or Paragon, leaving approximately $1.97 million available under the line of credit for our operations. After the end of the first quarter of 2008, we drew down an additional $900,000 from the Paragon line of credit, leaving approximately $1 million available under the line of credit for our operations, and we expect to continue to draw down on this line of credit as needed for working capital purposes. This line of credit expires in February 2009. We also have the ability to call up to approximately $5.2 million of additional funding from our convertible noteholders.

At March 31, 2008, we had a working capital deficit of approximately $520,000.

Cash Flow from Operations. Cash flows used in operations for the three months ended March 31, 2008 totaled $1,572,000, up from $1,233,000 for the three months ended March 31, 2007. This increase is primarily due to paying down outstanding trade accounts payable, a legal settlement with a former employee, severance costs, new employee hires, and accrued liabilities.

Cash Flow from Financing Activity. For the three months ended March 31, 2008, we utilized approximately $1,554,000 net cash in financing activities to retire a line of credit as discussed below. During the first quarter of 2007, we generated $5.9 million of net cash from financing activities primarily through both debt and equity financing.

Debt Financing. On February 15, 2008, we repaid the full outstanding principal balance of $2,052,000 and accrued interest of $2,890 outstanding under our revolving credit arrangement with Wachovia Bank, NA, or Wachovia. The line of credit advanced by Wachovia was $2.5 million to be used for general working capital purposes. Any advances made on the line of credit were to be paid off no later than August 1, 2008. The line of credit was secured by our deposit account at Wachovia and the irrevocable standby letter of credit issued by HSBC Private Bank (Suisse) SA, or HSBC, with Atlas Capital, SA, or Atlas, one of our current stockholders, both of which were released by Wachovia.

On February 20, 2008, we entered into a revolving credit arrangement with Paragon that is subject to annual renewal subject to mutual approval. The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit must be paid off no later than February 19, 2009, with monthly payments being applied first to accrued interest and then to principal. The interest shall accrue on the unpaid principal balance at the Wall Street Journal’s published prime rate minus one half percent. The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.47 million issued by HSBC with Atlas as account party. We also have agreed with Atlas that in the event of our default in the repayment of the line of credit that results in the letter of credit being drawn, we will reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At our sole discretion, these payments may be made in cash or by issuing shares of our common stock at a set per share price of $2.50.

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

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional convertible notes, and bank lines of credit. We must continue to rely on these sources until we are able to generate sufficient revenue to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit, and additional issuances of notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by the Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Recent Developments

During April 2008, we received approximately $95,000 in insurance reimbursement for previously disputed legal expenses primarily related to previously disclosed Securities and Exchange Commission, or SEC, matters. Additional legal expenses related to our securities litigation matters are currently being reviewed by the insurance carrier. We contend that these legal expenses should be reimbursed by our insurance carrier. Because the outcome of this dispute is unclear, we have expensed all legal costs incurred with respect to the SEC matters and our internal investigation, and we will account for any insurance reimbursement, should there be any, in the period such amounts are reimbursed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Not applicable.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to insure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We have discovered errors in the historical weighted average earnings per share calculations and in the process for documenting outstanding stock options and restricted stock awards and releasing restrictions on restricted stock, which had an immaterial impact. We are working with outside counsel and a third party accounting consultant to correct these errors and implement proper procedures and documentation going forward.

There have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As part of our ongoing efforts to improve our internal control over financial reporting, we are restructuring certain financial and accounting functions and expect to make several changes to our internal control over financial reporting over the remainder of fiscal 2008.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a description of material legal proceedings, including the proceedings discussed below.

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

At this time, we are not able to determine the likely outcome of our currently pending legal matters, nor can we estimate our potential financial exposure. Our management has made an initial estimate based upon its knowledge, experience and input from legal counsel, and we have accrued approximately $137,500 of additional legal reserves. Such reserves will be adjusted in future periods as more information becomes available. If an unfavorable resolution of any of these matters occurs, our business, results of operations, and financial condition could be materially adversely affected.

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

We have had recurring losses from operations and continue to have negative cash flows. If we do not become cash flow positive through additional financing or growth, we may have to cease operations and liquidate our business. Our working capital, including our line of credit with Paragon, February 2007 equity financing transaction, and convertible note financing, should fund our operations for the next 12 to 18 months. As of May 12, 2008, we have approximately $1 million available on our revolving line of credit and approximately $5.2 million available through our convertible note financing. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, the charges filed against a former officer and a former employee filed by the SEC and the United States Attorney General, and the pending shareholder class action lawsuit may require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan and may not be able to sustain our business.

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

We have invested significantly in infrastructure, operations, and strategic relationships to support our SaaS delivery model, which represents a significant departure from the delivery strategies that other software vendors and we have traditionally employed. To maintain positive margins for our small business services, our revenues will need to continue to grow more rapidly than the cost of such revenues. We anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaaS business model and the results of our sales efforts to reach agreements with syndication partners with small business customer bases, but this business model may become ineffective due to forces beyond our control that we do not currently anticipate. Although we currently have various agreements and continue to enter into new agreements, our success depends in part on the ultimate success of our syndication partners and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us and may have difficulty retaining customers within certain markets that we serve. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services.

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

The lawsuit filed against us by the SEC, the SEC and criminal actions filed against a former officer and a former employee, the class action lawsuit filed against us and certain current and former officers, directors, and employees, and the lawsuit filed by a former executive officer against us, all as described in our Annual Report on Form 10-K for the year ended December 31, 2007, have harmed our business in many ways, and may cause further harm in the future. Since the initiation of these actions, our ability to raise financing from new investors on favorable terms has suffered due to the lack of liquidity of our stock, the questions raised by these actions, and the resulting drop in the price of our common stock. As a result, we may not raise sufficient financing, if necessary, in the future.

Legal and other fees related to these actions have also reduced our available cash. We make no assurance that we will not continue to experience additional harm as a result of these matters. The time spent by our management team and directors dealing with issues related to these actions detracts from the time they spend on our operations, including strategy development and implementation. These actions also have harmed our reputation in the business community, jeopardized our relationships with vendors and customers, and decreased our ability to attract qualified personnel, especially given the media coverage of these events.

In addition, we face uncertainty regarding amounts that we may have to pay as indemnification to certain current and former officers, directors, and employees under our Bylaws and Delaware law with respect to these actions, and we may not recover all of these amounts from our directors and officers liability insurance policy carrier. Our Bylaws and Delaware law generally require us to indemnify, and in certain circumstances advance legal expenses to, current and former officers and directors against claims arising out of such person’s status or activities as our officer or director, unless such person (i) did not act in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests or (ii) had reasonable cause to believe his conduct was unlawful. As of May 12, 2008, there are SEC and criminal actions pending against a former executive officer and a former employee who have requested that we indemnify them and advance expenses incurred by them in the defense of those actions. Also, a stockholder class action lawsuit has been filed against us and certain of our current and former officers, directors, and employees. The SEC, criminal, and stockholder actions are more fully described in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Although we have purchased insurance that may cover these obligations, we can offer no assurances that all of the amounts that may be expended by us will be recovered under our insurance policy. It is possible that we may have an obligation to indemnify our current and former officers and directors under the terms of our Bylaws and Delaware law, but that there may be insufficient coverage for these payments under the terms of our insurance policy. Therefore, we face the risk of making substantial payments related to the defense of these actions, which could significantly reduce amounts available to fund working capital, capital expenditures, and other general corporate objectives.

In addition, our insurance policy provides that, under certain conditions, our insurer may have the right to seek recovery of any amounts it paid to the individual insureds or us. As of May 12, 2008, we do not know and can offer no assurances about whether these conditions will apply or whether the insurance carrier will change its position regarding coverage related to the current actions. Therefore, we can offer no assurances that our insurer will not seek to recover any amounts paid under its policy from the individual insureds or us. If such recovery is sought, then we may have to expend considerable financial resources in defending and potentially settling or otherwise resolving such a claim, which could substantially reduce the amount of capital available to fund our operations.

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

Our executive management team has undergone significant changes during late 2007 and the first quarter of 2008. Our success depends significantly on the continued services of our remaining executive management personnel and attracting additional qualified personnel. Losing any of our remaining officers could seriously harm our business. Competition for executives is intense. Although we have resolved the SEC charges filed against us, we may not be able to attract highly qualified candidates to serve on our executive management team. If we had to replace any of our other officers, we would not be able to replace the significant amount of knowledge that they may have about our operations. If we cannot attract and retain qualified personnel and integrate new members of our executive management team effectively into our business, then our business and financial results may suffer. In addition, all of our executive team work at the same location, which could make us vulnerable to loss of our entire management team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

Failure to comply with the provisions of our debt financing arrangements could have a material adverse effect on us.

Our revolving line of credit from Paragon is secured by an irrevocable standby line of credit issued by HSBC, with Atlas as account party. Our secured subordinated convertible notes are secured by a first-priority lien on all of our unencumbered assets, and a primary subordinated security interest in our encumbered assets, as permitted by our agreements with Paragon.

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

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with corporate governance and disclosure requirements, including requirements under Sarbanes-Oxley and new rules implemented by the SEC and the Financial Industry Regulatory Authority, or FINRA. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly.

We are required to comply with the requirements of Section 404 of Sarbanes-Oxley involving management’s assessment of our internal control over financial reporting, and our independent accountant’s audit of our internal control over financial reporting will be required for the first time for fiscal 2008. To comply with these requirements, we are evaluating and testing our internal controls, and where necessary, taking remedial actions, to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting. As a result, we have incurred and will continue to incur expenses and diversion of management’s time and attention from the daily operations of the business, which may increase our operating expenses and impair our ability to achieve profitability.

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

Our former Chief Financial Officer resigned at the end of the first quarter of 2008, resulting in our loss of his financial expertise and knowledge of our history and past transactions. We have engaged an outside accounting consultant, and more recently, an Interim Chief Financial Officer, each with a level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements to assist us during the transition period between permanent chief financial officers. With their assistance, we are currently in the process of restructuring our financial and accounting functions to address concerns regarding segregation of duties and to strengthen other areas in need of improvement.

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

Our officers, directors, and principal stockholders beneficially own or control a large percentage of our outstanding common stock. Certain of these principal stockholders hold warrants and convertible notes, which may be exercised or converted into additional shares of our common stock under certain conditions. The convertible noteholders have designated a bond representative to act as their agent. We have agreed that the bond representative shall be granted access to our facilities and personnel during normal business hours, shall have the right to attend all meetings of our Board of Directors and its committees, and to receive all materials provided to our Board of Directors or any committee of our Board. In addition, so long as the notes are outstanding, we have agreed that we will not take certain material corporate actions without approval of the bond representative. The Chairman of our Board of Directors currently is serving as the bond representative.

Our officers, directors, and principal stockholders, acting together, would have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring, or preventing a change in control of us, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of our common stock.

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

Future sales of substantial amounts of our shares in the public market, or the appearance that a large number of our shares are available for sale, could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our securities. At May 12, 2008, 18,234,627 shares of our common stock were issued and outstanding and a significant number of shares may be issued upon the exercise of outstanding options, warrants, and convertible notes.

Our stock historically has been very thinly traded. The average daily trading volume for our common stock between January 2008 and April 2008 was approximately 38,468 shares per day. The number of shares that could be sold during this period was restrained by previous contractual and other legal limitations imposed on some of our shares that are no longer applicable. This means that market supply may increase more than market demand for our shares. Many companies experience a decrease in the market price of their shares when such events occur.

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

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. A securities class action was filed against us in October 2007 as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007. This securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. We may determine, like many defendants in such lawsuits, that it is in our best interests to settle the lawsuit, even if we believe that the plaintiffs’ claims have no merit, to avoid the cost and distraction of continued litigation. Any liability we incur in connection with this or any other potential lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this type of lawsuit could harm our results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2008, we issued 28,230 shares of our common stock to a consulting firm in full payment of our outstanding obligation in the amount of $228,546 related to fees accrued for services rendered in conjunction with the 2005 acquisitions of iMart Incorporated and Computility, Inc. These shares were sold in reliance on Rule 506 of Regulation D under the Securities Act. The consulting firm is an accredited investor. Neither we nor any person acting on our behalf offered or sold the securities by any general solicitation or general advertising. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or exemption from registration.

Item 6. Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Fifth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on March 25, 2008)
4.1	Commercial Note, dated February 20, 2008, payable by Smart Online, Inc. to Paragon Commercial Bank
10.1
Amendment to Employment Agreement, dated February 1, 2008, with Nicholas A. Sinigaglia (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 1, 2008)

10.2
Amendment to Restricted Stock Award Agreement, dated February 1, 2008, with Nicholas A. Sinigaglia (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on February 1, 2008)

10.3	Severance Agreement and General Release, effective February 18, 2008, with Joseph Trepanier
10.4	Amendment to Restricted Stock Agreement, dated February 18, 2008, with Joseph F. Trepanier
10.5	Amendment to Reimbursement Agreement, effective February 20, 2008, by and between Smart Online, Inc. and Atlas Capital SA
10.6	Amendment No. 1 to Stock Purchase Warrant and Agreement, effective February 20, 2008, by and between Smart Online, Inc. and Atlas Capital SA
10.7	Severance Agreement and General Release, effective March 31, 2008, with Anil Kamath
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Dated: May 12, 2008

Smart Online, Inc.

/s/ David E. Colburn
David E. Colburn
Principal Executive Officer

/s/ George P. Cahill
George P. Cahill
Principal Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fifth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on March 25, 2008)
4.1	Commercial Note, dated February 20, 2008, payable by Smart Online, Inc. to Paragon Commercial Bank
10.1
Amendment to Employment Agreement, dated February 1, 2008, with Nicholas A. Sinigaglia (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on February 1, 2008)

10.2
Amendment to Restricted Stock Award Agreement, dated February 1, 2008, with Nicholas A. Sinigaglia (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on February 1, 2008)

10.3	Severance Agreement and General Release, effective February 18, 2008, with Joseph Trepanier
10.4	Amendment to Restricted Stock Agreement, dated February 18, 2008, with Joseph F. Trepanier
10.5	Amendment to Reimbursement Agreement, effective February 20, 2008, by and between Smart Online, Inc. and Atlas Capital SA
10.6	Amendment No. 1 to Stock Purchase Warrant and Agreement, effective February 20, 2008, by and between Smart Online, Inc. and Atlas Capital SA
10.7	Severance Agreement and General Release, effective March 31, 2008, with Anil Kamath
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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