Form 10-Q
period 2008-06-30
SMART ONLINE INC
filed 2008-08-12
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 8, 2008, there were approximately 18,325,606 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007
Assets
CURRENT ASSETS:
Cash and Cash Equivalents	$183,045	$3,473,959
Accounts Receivable, Net	742,309	815,102
Contract Receivable (See Note 3)	320,000	-
Note Receivable	55,000	55,000
Costs in Excess of Billings	60,437	-
Prepaid Expenses	128,999	90,886
Deferred Financing Costs (See Note 3)	75,307	301,249
Total Current Assets	1,565,097	4,736,196
PROPERTY AND EQUIPMENT, Net	180,370	174,619
LONG-TERM PORTION OF CONTRACT RECEIVABLE (See Note 3)	160,000	-
LONG-TERM PORTION OF NOTE RECEIVABLE	225,000	225,000
INTANGIBLE ASSETS, Net	2,512,746	2,882,055
GOODWILL	2,696,642	2,696,642
OTHER ASSETS	34,751	60,311
TOTAL ASSETS	$7,374,606	$10,774,823
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts Payable	$478,007	$628,370
Notes Payable (See Note 4)	1,859,450	2,287,682
Deferred Revenue (See Note 3)	250,895	329,805
Accrued Liabilities (See Note 3)	403,309	603,338
Total Current Liabilities	2,991,661	3,849,195

LONG-TERM LIABILITIES:
Long-Term Portion of Notes Payable (See Note 4)	3,340,824	3,313,903
Deferred Revenue (See Note 3)	321,960	247,312
Total Long-Term Liabilities	3,662,784	3,561,215
Total Liabilities	6,654,445	7,410,410
COMMITMENTS AND CONTINGENCIES (See Note 7)
STOCKHOLDERS’ EQUITY:
Common Stock, $.001 Par Value, 45,000,000 Shares Authorized, Shares Issued and Outstanding:
June 30, 2008 - 18,347,273; December 31, 2007 - 18,159,768	18,347	18,160
Additional Paid-in Capital	66,690,682	66,202,179
Accumulated Deficit	(65,988,868)	(62,855,926)
Total Stockholders’ Equity	720,161	3,364,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,374,606	$10,774,823

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUES:
Subscription Fees	$747,068	$576,600	$1,489,907	$1,209,583
Professional Service Fees	953,640	317,900	1,508,884	606,479
License Fees	3,750	280,000	103,750	280,000
Other Revenue	21,320	29,429	45,975	50,254
Total Revenues	$1,725,778	$1,203,929	$3,148,516	$2,146,316

COST OF REVENUES	$226,293	$111,489	$412,861	$187,909

GROSS PROFIT	$1,499,485	$1,092,440	$2,735,655	$1,958,407

OPERATING EXPENSES:
General and Administrative	1,125,573	1,051,314	2,481,589	2,164,005
Sales and Marketing	752,638	473,668	1,427,469	942,915
Research and Development	745,923	685,915	1,606,372	1,262,610

Total Operating Expenses	$2,624,134	$2,210,897	$5,515,430	$4,369,530

LOSS FROM CONTINUING OPERATIONS	(1,124,649)	(1,118,457)	(2,779,775)	(2,411,123)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(190,922)	(126,759)	(369,236)	(261,787)
Other Income	13,512	30,478	16,069	143,808

Total Other Income (Expense)	$(177,410)	$(96,281)	$(353,167)	$(113,379)
NET LOSS FROM OPERATIONS	(1,302,059)	(1,214,738)	(3,132,942)	(2,524,502)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(1,302,059)	(1,214,738)	$(3,132,942)	$(2,524,502)
NET LOSS PER SHARE:
Continuing Operations
Basic and Fully Diluted	$(0.07)	$(0.07)	$(0.17)	$(0.15)
Net Loss Attributed to Common Stockholders
Basic and Fully Diluted	$(0.07)	(0.07)	(0.17)	(0.15)
SHARES USED IN COMPUTING NET LOSS PER SHARE
Basic and Fully Diluted	18,265,367	17,252,639	18,233,269	16,728,010

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,302,059)	$(1,214,738)	$(3,132,942)	$(2,524,502)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization	207,893	210,652	415,523	420,418
Amortization of Deferred Financing Costs	112,971	112,971	225,942	207,112
Bad Debt Expense	9,532	-	45,000	-
Stock-Based Compensation Expense	89,645	223,285	260,144	380,018
Registration Rights Penalty	-	-	-	(320,632)
Gain on Debt Forgiveness	-	-	-	(4,600)
Gain on Disposal of Assets	-	-	(2,665)	-
Changes in Assets and Liabilities:
Accounts Receivable	(474,056)	(650,160)	(452,207)	(686,651)
Costs in Excess of Billings	(60,437)	-	(60,437)	-
Prepaid Expenses	2,645	10,938	(38,113)	10,035
Other Assets	10,560	-	25,560	(1,760)
Deferred Revenue	85,014	432,027	(4,262)	380,476
Accounts Payable	(65,938)	(75,827)	(150,363)	(86,495)
Accrued and Other Expenses	(112,874)	1,090	28,517	44,312
Net Cash used in Operating Activities	$(1,497,104)	$(949,762)	$(2,840,303)	$(2,182,269)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Furniture and Equipment	(52,363)	(41,217)	(61,800)	(51,976)
Purchase of Tradename	-	(2,033)	-	(2,033)
Proceeds from Sale of Furniture and Equipment	-	-	12,500	-
Net Cash used in Investing Activities	$(52,363)	$(43,250)	$(49,300)	$(54,009)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Notes Payable	(2,461)	(305,315)	(2,284,526)	(1,559,272)
Debt Borrowings	1,383,215	-	1,883,215	1,450,000
Issuance of Common Stock	-	-	-	5,748,607
Expenses Related to Form S-1 Filing	-	(101,709)	-	(101,709)
Net Cash provided by (used in) Financing Activities	$1,380,754	$(407,024)	$(401,311)	$5,537,626
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(168,713)	$(1,400,036)	$(3,290,914)	$3,301,348
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$351,758	$5,028,289	$3,473,959	$326,905
CASH AND CASH EQUIVALENTS, END OF PERIOD	$183,045	$3,628,253	$183,045	$3,628,253
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest	$190,215	$109,596	$383,064	$182,866
Taxes	$17,350	$-	$35,370	$-
Supplemental Schedule of Non-cash Financing Activities:
Conversion of Debt to Equity	$-	$-	$228,546	$-

The accompanying notes are an integral part of these financial statements.

Smart Online, Inc.
Consolidated Financial Statements - Unaudited

1.	Summary of Business and Significant Accounting Policies

Description of Business - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and services targeted to small businesses. The Company’s software products and services are delivered via a Software-as-a-Service (“SaaS”) model. The Company sells its SaaS products and services primarily through private label marketing partners. The Company maintains a website for potential partners containing certain corporate information located at www.SmartOnline.com.

Basis of Presentation - The accompanying balance sheet as of June 30, 2008 and the statements of operations and cash flows for the three and six months ended June 30, 2008 and 2007 are unaudited. The balance sheet as of December 31, 2007 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2008 (the “2007 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2008, and its results of operations and cash flows for the three and six months ended June 30, 2008 and 2007. The results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.

The Company continues to incur development expenses to enhance and expand its products by focusing on establishing its Internet-delivered SaaS applications and data resources. All allocable expenses to establish the technical feasibility of the software have been recorded as research and development expense. The ability of the Company to successfully develop and market its products is dependent upon certain factors, including the timing and success of any new services and products, the progress of research and development efforts, results of operations, the status of competitive services and products, and the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets. Any of these factors may require the Company to seek additional funding sooner than expected.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three months and six months ended June 30, 2008 are consistent with those used for the years ended December 31, 2007 and 2006. Accordingly, please refer to the 2007 Annual Report for the Company’s significant accounting policies.

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

Revenue Recognition - The Company derives revenue from the license of software platforms along with the sale of associated application development services and maintenance, consulting, hosting services, and subscriptions. The arrangement may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. The Company uses the residual method pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. This method allows the Company to recognize revenue for a delivered element when such element has vendor specific objective evidence (“VSOE”) of the fair value of the delivered element. If VSOE cannot be determined or maintained for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

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

Consulting and application development services are accounted for separately from the license of associated software platforms when these services have value to the customer and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when milestones are achieved and accepted by the customer for fixed price or long-term contracts. The majority of the Company’s consulting service contracts are on a time and material basis and are typically billed monthly based upon standard professional service rates.

Application development services are typically fixed price and of a longer term. As such, they are accounted for as long-term construction contracts that require revenue recognition to be based on estimates involving total costs to complete and the stage of completion. The assumptions and estimates made to determine the total costs and stage of completion may affect the timing of revenue recognition, with changes in estimates of progress to completion and costs to complete accounted for as cumulative catch-up adjustments. If the criteria for revenue recognition on construction type contracts are not met, the associated costs of such projects are capitalized and included in costs in excess of billings on the balance sheet until such time as revenue recognition is permitted.

Subscription revenues primarily consist of sales of subscriptions through private label marketing partners to end users, hosting and maintenance fees, and e-commerce website design fees. We typically have a revenue share arrangement with these private label marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user or the aggregating entity. Any payments received in advance of the subscription period are accrued as deferred revenue and amortized over the subscription period. Hosting and maintenance fees are typically billed on a monthly basis to our channel partners.

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

Advertising Costs - The Company expenses all advertising costs as they are incurred. The amounts charged to sales and marketing expense during the second quarter of 2008 and 2007 were $9,948 and $12,095, respectively. During the first six months of 2008 and 2007, advertising costs totaling $12,410 and $15,669, respectively, were included in sales and marketing expense.

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

In computing the impact of stock-based compensation expense, the fair value of each award is estimated on the date of grant based on the Black-Scholes option-pricing model utilizing certain assumptions for a risk free interest rate, volatility, and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The following is a summary of the Company’s stock-based compensation expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Compensation expense included in G&A expense related to stock options	$26,942	$154,735	$75,204	$311,468

Compensation expense included in G&A expense related to restricted stock awards	62,703	68,550	184,940	68,550

Total SFAS No. 123R Expense	$89,645	$223,285	$260,144	$380,018

The fair value of option grants under the Company’s equity compensation plan and other stock option issuances during the three months and six months ended June 30, 2008 and 2007 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	40%	150%	50%	150%
Risk free interest rate	4.45%	4.92%	4.55%	4.92%
Expected lives (years)	4	5	5	5

The expected lives of the options represents the estimated period of time until exercise or forfeiture and is based on historical experience of similar awards. Expected volatility is partially based on the historical volatility of the Company’s common stock since the end of the prior fiscal year as well as management’s expectations for future volatility. The risk free interest rate is based on the published yield available on U.S. treasury issues with an equivalent term remaining equal to the expected life of the option.

Compensation expense is recognized only for option grants and restricted stock awards that are expected to vest. The Company estimates forfeitures at the date of grant based on historical experience and future expectation.

The following is a summary of the stock option activity for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price

BALANCE, December 31, 2007	1,644,300	$5.07
Granted	20,000	3.15
Forfeited	(1,019,400)	5.74
Exercised	(250,000)	1.43
BALANCE, June 30, 2008	394,900	$5.51

Recently Issued Accounting Pronouncements - In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for, and how the related hedged items affect an entity’s financial position, performance, and cash flows. SFAS No. 161 is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes that SFAS No. 161 will have no impact on the financial statements of the Company once adopted as the Company currently does not use derivative instruments.

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

Accounts Receivable, Net

The Company typically invoices its customers on a monthly basis for professional services and either upfront or annually for licenses. The Company evaluates the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. Management also records an additional allowance based on management’s assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. Based on these criteria, management determined that no allowance for doubtful accounts was required as of December 31, 2007, and management has recorded an allowance of $45,000 as of June 30, 2008.

Contract Receivable

From time to time, the Company, as part of its negotiated contracts, has granted extended payment terms to its strategic partners. As payments become due under the terms of the contract, they are invoiced and reclassified as accounts receivable. During the second quarter of 2008, the Company entered into a web services agreement with a new customer that provided for extended payment terms related to both professional services and the grant of a software license. As of June 30, 2008, the Company has classified $160,000 of this receivable as noncurrent.

Deferred Financing Costs

To assist the Company in securing a modification to its line of credit with Wachovia Bank, NA (“Wachovia”), Atlas Capital, SA (“Atlas”) provided Wachovia with a standby letter of credit. In exchange for Atlas providing Wachovia with the modified letter of credit, on January 15, 2007 the Company issued Atlas a warrant to purchase 444,444 shares of common stock at $2.70 per share. The fair value of that warrant was $734,303 as measured using the Black-Scholes option-pricing model at the time the warrant was issued. Such amount was recorded as deferred financing costs and is being amortized to interest expense in the amount of $37,657 per month over the remaining period of the modified line of credit, which is scheduled to expire in August 2008. In February 2008, the Wachovia line of credit was replaced by a new line of credit with Paragon Commercial Bank (“Paragon”) as described in Note 4, “Notes Payable.”  Atlas agreed to provide Paragon a new standby letter of credit and the Company agreed to amend the Atlas warrant agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit with Paragon. As of June 30, 2008, the remaining $75,307 of deferred financing costs which will be fully amortized to interest expense over the third quarter of fiscal 2008 were classified as current assets.

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

At June 30, 2008, accrued liabilities totaled $403,309. This amount consisted primarily of $162,333 of liability accrued related to the above noted development of the Company’s custom accounting application, $137,500 related to legal reserves (see Note 7, “Commitments and Contingencies”), and $55,000 related to taxes payable due to vesting of restricted stock.

Deferred Revenue

Deferred revenue comprises the following items:

•	Subscription Fees - short-term and long-term portion of cash received related to one or two year subscriptions for domain names and/or email accounts

•	License Fees - licensing revenue where customers did not meet all the criteria of SOP 97-2. Such deferred revenue will be recognized as cash is received or collectibility becomes probable.

The components of deferred revenue for the periods indicated were as follows:

	June 30, 2008	December 31, 2007

Subscription Fees	$292,855	$197,117
License Fees	280,000	380,000
BALANCE	$572,855	$577,117

Current Portion	$250,895	$329,805
Noncurrent Portion	321,960	247,312
Total	$572,855	$577,117

4.	NOTES PAYABLE

Convertible Notes

On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of secured subordinated convertible notes due November 14, 2010. In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal of secured subordinated notes in future closings upon approval and call by the Company’s Board of Directors. The Company is obligated to pay interest on the notes at an annualized rate of 8% payable in quarterly installments commencing on February 14, 2008. The Company is not permitted to prepay the notes without approval of the holders of at least a majority of the principal amount of the notes then outstanding.

On the earlier of the maturity date of November 14, 2010 or a merger or acquisition or other transaction pursuant to which existing stockholders of the Company hold less than 50% of the surviving entity, or the sale of all or substantially all of the Company’s assets or capital stock or similar transaction, each noteholder in its sole discretion shall have the option to:

•	convert the principal then outstanding on its note into shares of the Company’s common stock, or

•	receive immediate repayment in cash of the note, including any accrued and unpaid interest.

If a noteholder elects to convert its note under these circumstances, the conversion price of notes:

•	issued in the initial closing on November 14, 2007 shall be $3.05; and

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

The notes and the common stock into which they may be converted have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors that were the Company’s existing stockholders. The investors include (i) The Blueline Fund (“Blueline”), which originally recommended Philippe Pouponnot, a former director of the Company, for appointment to the Company’s Board of Directors; (ii) Atlas, which originally recommended Shlomo Elia, one of the Company’s current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd., which is owned by Doron Roethler, who subsequently became Chairman of the Company’s Board of Directors and serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, one of the Company’s directors and executive officers.

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

Line of Credit

As of December 31, 2007, the Company owed $2,052,000 under a line of credit with Wachovia. On February 15, 2008, the Company repaid the full outstanding principal balance of $2,052,000 and accrued interest of $2,890.

On February 20, 2008, the Company entered into a revolving credit arrangement with Paragon. The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit must be paid off no later than February 19, 2009, with monthly payments being applied first to accrued interest and then to principal. The interest shall accrue on the unpaid principal balance at the Wall Street Journal’s published prime rate minus one half percent. The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC Private Bank (Suisse) SA with Atlas, a current stockholder of the Company, as account party. The Company also has agreed with Atlas that in the event of a default by the Company in the repayment of the line of credit that results in the letter of credit being drawn, the Company shall reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At the sole discretion of the Company, these payments may be made in cash or by issuing shares of the Company’s common stock at a set per share price of $2.50.

In consideration for Atlas providing the Paragon letter of credit, the Company agreed to amend the warrant agreement with Atlas to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit with Paragon.

As of June 30, 2008, the Company had notes payable totaling $5,200,274. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	TOTAL	Maturity	Rate
Paragon Commercial Bank Credit Line	$1,835,000	$-	$1,835,000	Feb ‘09	Prime less 0.5%
Various Capital Leases	24,450	40,824	65,274	Various	11-19%
Convertible Notes	-	3,300,000	3,300,000	Nov ‘10	8.0%

TOTAL	$1,859,450	$3,340,824	$5,200,274

5.	STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2008, 70,000 shares of restricted stock were issued. These restricted stock awards included 32,000 shares issued to the newly appointed Chief Operating Officer. The Chief Operating Officer received an additional 3,000 shares of restricted stock that had been previously promised to him in connection with his initial hiring in an August 2007 offer letter. Additionally, in June 2008 certain members of the Board of Directors received restricted stock awards that accounted for the remaining 35,000 shares of restricted stock issued during the first half of 2008.

During the first six months of 2008 and in conjunction with their termination of employment, the Company accelerated vesting with respect to 31,250 shares of restricted stock previously issued to the Company’s former Chief Financial Officer, former Chief Operating Officer, and former in-house legal counsel. The Company recorded $92,281 of expense related to the accelerated vesting of these shares including $31,500 that had been accrued during the fourth quarter of 2007. Additionally, net of the accelerated vesting discussed above, 41,791 shares of restricted stock were accounted for as forfeited during the first six months of 2008 due to resignations and terminations. The forfeited shares included 15,625 shares issued to the former Chief Operating Officer, 10,000 shares issued to the former Chief Financial Officer, 7,500 shares issued to a former director, and 8,666 shares issued to former employees.

In a transaction that closed on February 21, 2007, the Company sold an aggregate of 2,352,941 shares of its common stock to two new investors (the “Investors”). The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement (the “SPA”) between the Company and each of the Investors. The aggregate gross proceeds to the Company were $6 million, and the Company incurred issuance costs of approximately $637,000. Under the SPA, the Company issued the Investors warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised, if at all, by February 21, 2010.

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

In January 2008, the Company issued 28,230 shares of common stock to a consulting firm as full payment of the outstanding obligation related to fees accrued for services rendered in conjunction with the 2005 acquisitions of iMart Incorporated and Computility, Inc. At December 31, 2007, these obligations were included in the current portion of notes payable and in accrued liabilities in the amounts of $228,359 and $187, respectively.

Equity Compensation Plans

In June 2007, the Company temporarily limited the issuance of shares of its common stock reserved under the 2004 Equity Compensation Plan to awards of restricted or unrestricted stock and in June 2008 made options available for grant under the plan again. In January 2008, a former officer of the Company exercised options to purchase 69,930 shares of the Company’s common stock in a cashless exercise whereby the former officer tendered to the Company 38,462 shares of common stock previously held by the former officer. In June 2008, the same former officer exercised options to purchase 180,070 shares of the Company’s common stock in a cashless exercise whereby the former officer tendered to the Company 80,469 shares of the Company’s common stock previously held by the former officer. Also in June 2008, a member of the Board of Directors was granted an option to purchase 20,000 shares of common stock under the 2004 Equity Compensation Plan. During the first six months of 2008, options to purchase 1,019,400 shares of common stock at prices ranging from $1.43 to $9.82 were forfeited by former employees, officers, directors, and consultants of the Company.

The following table summarizes information about stock options outstanding at June 30, 2008:

				Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
From $1.30 to $1.43	75,000	0.6	$1.30	75,000	$1.30
From $2.50 to $3.50	85,000	7.4	$3.19	59,000	$3.18
$5.00	31,200	7.0	$5.00	21,200	$5.00
$7.00	75,000	7.3	$7.00	75,000	$7.00
From $8.61 to $9.00	128,500	6.8	$8.77	56,200	$8.79
$9.60	200	7.2	$9.60	80	$9.60

Dividends

The Company has not paid any cash dividends through June 30, 2008.

6.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company derives a significant portion of its revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues for their respective time periods:

		Three Months Ended June 30, 2008
	Revenue Type	Revenues	% of Total Revenues

Customer A	Subscription	$358,607	21%
Customer B	Subscription	$307,913	18%
Customer C	License Fees/Professional Services	$182,068	11%
Customer D	Professional Services	$401,805	23%
Customer E	Professional Services	$348,750	20%
Others	Various	$126,635	7%
Total		$1,725,778	100%

		Three Months Ended June 30, 2007
	Revenue Type	Revenues	% of Total Revenues

Customer B	Subscription	$336,295	28%
Customer D	Professional Services	$244,478	20%
Customer F	License Fees	$280,000	23%
Others	Various	$343,156	29%
Total		$1,203,929	100%

		Six Months Ended June 30, 2008
	Revenue Type	Revenues	% of Total Revenues

Customer A	Subscription	$659,941	21%
Customer B	Subscription	$669,003	21%
Customer C	License Fees/Professional Services	$398,351	13%
Customer D	Professional Services	$784,996	25%
Customer E	Professional Services	$348,750	11%
Others	Various	$287,475	9%
Total		$3,148,516	100%

		Six Months Ended June 30, 2007
	Revenue Type	Revenues	% of Total Revenues

Customer B	Subscription	$648,279	30%
Customer D	Professional Services	$426,555	20%
Customer F	License Fees	$280,000	13%
Others	Various	$791,482	37%
Total		$2,146,316	100%

As of June 30, 2008, three customers accounted for 54%, 24%, and 20% of net receivables, respectively. As of December 31, 2007, the Company had three customers that accounted for 42%, 28% and 17% of net receivables, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 for a description of material legal proceedings, including the proceedings discussed below.

The Company is subject to claims and suits that arise from time to time in the ordinary course of business.

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application.  In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company’s common stock based upon the developer attaining certain milestones.  As of June 30, 2008, the Company had paid $429,167 and issued 3,473 shares of common stock related to this obligation.

On October 18, 2007, Robyn L. Gooden filed a purported class action lawsuit in the United States District Court for the Middle District of North Carolina naming the Company, certain of its current and former officers and directors, Maxim Group, LLC, and Jesup & Lamont Securities Corp. as defendants. The lawsuit was filed on behalf of all persons other than the defendants who purchased the Company’s securities from May 2, 2005 through September 28, 2007 and were damaged. The complaint asserts violations of federal securities laws, including violations of Section 10(b) of the Exchange Act and Rule 10b-5. The complaint asserts that the defendants made material and misleading statements with the intent to mislead the investing public and conspired in a fraudulent scheme to manipulate trading in the Company’s stock, allegedly causing plaintiffs to purchase the stock at an inflated price. The complaint requests certification of the plaintiff as class representative and seeks, among other relief, unspecified compensatory damages including interest, plus reasonable costs and expenses including counsel fees and expert fees. On June 24, 2008, the court entered an order appointing a lead plaintiff for the class action.

During April 2008, the Company received approximately $95,000 in insurance reimbursement for previously disputed legal expenses primarily related to previously disclosed SEC matters. Additional legal expenses related to the Company’s securities litigation matters are currently being reviewed by the insurance carrier. The Company contends that these legal expenses should be reimbursed by the insurance carrier. Because the outcome of this dispute is unclear, the Company has expensed all legal costs incurred with respect to the SEC matters and the Company’s 2006 internal investigation, and the Company will account for any insurance reimbursement, should there be any, in the period such amounts are reimbursed.

At this time, the Company is not able to determine the likely outcome of the Company’s currently pending legal matters, nor can it estimate its potential financial exposure. Management has made an initial estimate based upon its knowledge, experience and input from legal counsel, and the Company has accrued approximately $137,500 of legal reserves. Such reserves will be adjusted in future periods as more information becomes available. If an unfavorable resolution of any of these matters occurs, the Company’s business, results of operations, and financial condition could be materially adversely affected.

8.	SUBSEQUENT EVENTS

Restructuring of Michigan Operations. On July 1, 2008, the Company’s management initiated a restructuring program that is aimed at reducing operating, general and administrative expenses in fiscal 2008 by consolidating significant operations in its location in Durham, North Carolina near Research Triangle Park. The plan includes severance of certain of the Company’s employees located in Grand Rapids, Michigan.

The Company initiated this program as part of its ongoing efforts to realign certain production and development functions and eliminate redundant administrative functions as well as proactively and prudently manage operating, general and administrative costs. The Company expects to record a one-time restructuring charge of approximately $53,000 during the third quarter of fiscal 2008, primarily as a result of certain one-time termination benefits that will be provided in connection with the plan as well as costs associated with the continued employment of three employees in Grand Rapids. In addition, the Company has initiated an impairment evaluation of goodwill and intangible assets related to the Grand Rapids operations. The Company has not completed this evaluation and therefore has not determined whether any portion of its recorded goodwill and/or intangible assets balance is impaired.

Suit Against Former Employee. On July 14, 2008, the Company filed a civil action against a former employee in the General Court of Justice, Superior Court Division, Durham County, North Carolina. The complaint alleges that the former employee embezzled funds from the Company in the amount of $105,600 and asserts claims for conversion and unfair trade practices. The lawsuit seeks recovery for the embezzled funds, plus punitive damages or treble damages, interest, and attorneys’ fees.

Appointment of Chief Financial Officer. On July 15, 2008, the Company’s Board of Directors unanimously appointed Timothy L. Krist as the Company’s Chief Financial Officer. Effective July 9, 2008, the Company notified George Cahill, its Interim Chief Financial Officer, that pursuant to Paragraph 3 of the Consulting Agreement between the Company and Mr. Cahill dated April 22, 2008, the Company was exercising its right to terminate his consulting services. As previously reported, Mr. Cahill was serving in this position on a temporary basis during the Company’s search for a permanent Chief Financial Officer.

Convertible Note Financing. On August 12, 2008, the Company exercised its option to sell $1.5 million aggregate principal amount of additional secured subordinated convertible notes due November 14, 2010 (the “Additional Notes”) with substantially the same terms and conditions as the notes issued on November 14, 2007, as described in Note 4, “Notes Payable,” above. The Company is obligated to pay interest on the Additional Notes at an annualized rate of 8% payable in quarterly installments commencing on November 12, 2008.

The Additional Notes and the common stock into which they may be converted have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the Additional Notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors that were existing stockholders of the Company. The investors are (i) Atlas, which originally recommended Shlomo Elia, one of the Company’s directors, for appointment to the Board of Directors; and (ii) Crystal Management Ltd., which is owned by Doron Roethler, the Company’s Chairman of the Board of Directors and bond representative for the noteholders.

The Company plans to use the proceeds to meet ongoing working capital and capital spending requirements.

In connection with the sale of the Additional Notes, the noteholders holding a majority of the aggregate principal amount of the notes outstanding agreed to increase the aggregate principal amount of secured subordinated convertible notes that they are committed to purchase from $8.5 million to $15.3 million, of which $4.8 million is currently outstanding.

Insurance Reimbursement. On August 7, 2008, the Company and its prior insurance carrier agreed that the carrier would reimburse it $300,000 for previously disputed legal expenses primarily related to its previously disclosed SEC matters. The reimbursement covered all disputed Company expenses prior to September 11, 2007 as well as certain enumerated invoices in dispute for the balance of 2007.

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

Overview

We develop and market software products and services delivered via a Software-as-a-Service, or SaaS, model and targeted to small businesses. We reach small businesses primarily through arrangements with large corporations that private label our software applications through their corporate websites. We believe these relationships provide a cost and time efficient way to market to a diverse, fragmented, yet very sizeable small business sector.

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

During 2007, we began providing software solutions and services to sizeable small business markets dealing with regulatory demands that could not be met adequately by existing low-cost and easy-to-use software solutions. These efforts have led to the launch of software solutions for partners in the food safety, multi-level marketing, and real estate industries. We are continuing to target other segments in the small business industry that may require such regulatory-focused software solutions and services and to market our experience with developing software solutions and services to meet these needs.

Sources of Revenue

We derive revenues from the following sources:

•	Subscription fees - monthly fees charged to customers for access to our SaaS applications

•	License fees - fees charged for perpetual or term licensing of platforms or applications

•	Professional service fees - fees related to consulting services that complement our other products and applications

•	Other revenues - revenues generated from non-core activities such as syndication and integration fees, original equipment manufacturer, or OEM, contracts, and miscellaneous other revenues

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

Subscription revenues primarily consist of sales of subscriptions through private label marketing partners to end users, hosting and maintenance fees, and e-commerce website design fees. We typically have a revenue share arrangement with these private label marketing partners in order to encourage them to market our products and services to their customers. We make subscription sales either on a subscription or on a “for fee” basis. Applications for which subscriptions are available vary from our own portal to the websites of our partners. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user or the aggregating entity. Hosting and maintenance fees are typically billed on a monthly basis to our channel partners. We are focusing our efforts on enlisting new channel partners as well as diversifying with vertical intermediaries in various industries.

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

Other revenues primarily consist of non-core revenue sources such as syndication and integration fees, miscellaneous web services, and OEM revenue generated through sales of our applications bundled with products offered by other manufacturers.

Cost of Revenues

Cost of revenues primarily is composed of salaries associated with maintaining and supporting integration and syndication partners, the cost of domain name and email registrations, and the cost of external hosting facilities associated with maintaining and supporting our partners and end user customers.

Operating Expenses

Throughout 2008, we expect our primary business initiatives to include increasing subscription revenue, making organizational improvements, and concentrating our development efforts on enhancements and customization of our proprietary platforms and applications.

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

Sales and Marketing. Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small business customer bases. In June 2008, we engaged a public relations firm and, as a result, we expect our public relations costs to increase in the second half of 2008. We also expect sales and marketing expense to increase in the balance of 2008 due to targeting new partnerships, development of channel partner enablement programs, additional sales personnel, and the various percentages of revenues we may be required to pay to future partners as marketing fees.

Research and Development. Historically, we have not capitalized any costs associated with the development of our products and platforms. Statement of Financial Accounting Standard, or SFAS, No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Because any such costs that would be capitalized following the establishment of technological feasibility would immediately be written off due to uncertain realizability, all such costs have been recorded as research and development costs and expensed as incurred. Because of our proprietary, scalable, and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to have relatively low research and development expenses as compared to traditional enterprise software business models. We expect that in the future, research and development expenses will increase substantially in absolute dollars, but decrease as a percentage of total revenue as we hire additional personnel, whether internally or by outsourcing, as part of our ongoing commitment to furthering our technical skill set and enhancing and customizing our platforms and applications. In addition, we continue to conduct an evaluation of our technology, security, platforms, and applications in an effort to document and improve upon our current product offerings and determine which applications, if any, should be discontinued. We expect this process to continue through the third quarter of 2008.

Stock-Based Expenses. Our operating expenses include stock-based expenses related to options, restricted stock awards, and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, which resulted and will continue to result in material costs on a prospective basis as long as a significant number of options are outstanding. In June 2007, we limited the issuance of awards under our 2004 Equity Compensation Plan, or the 2004 Plan, to awards of restricted or unrestricted stock. In June 2008, we made options available for grant under the 2004 Plan once again, primarily due to the adverse tax consequences to recipients of restricted stock upon the lapsing of restrictions.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically reevaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. Management has consistently applied the same critical accounting policies and estimates which are fully described in our Annual Report on Form 10-K for the year ended December 31, 2007.

We derive revenue from the licensing of software platforms along with the sale of associated application development services and maintenance, consulting, and hosting services and subscriptions. The arrangement may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. We use the residual method pursuant to American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, which allows us to recognize revenue for a delivered element when such element has vendor specific objective evidence, or VSOE, of the fair value of the delivered element. If we cannot determine or maintain VSOE for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

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

We account for consulting and application development services separately from the license of associated software platforms when these services have value to the customer and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when milestones are achieved and accepted by the customer for fixed price or long-term contracts. The majority of our consulting service contracts are on a time and material basis and are typically billed monthly based upon standard professional service rates.

Application development services are typically fixed price and of a longer term. As such, they are accounted for as long-term construction contracts that require revenue recognition to be based on estimates involving total costs to complete and the stage of completion. The assumptions and estimates made to determine the total costs and stage of completion may affect the timing of revenue recognition, with changes in estimates of progress to completion and costs to complete accounted for as cumulative catch-up adjustments. If the criteria for revenue recognition on construction type contracts are not met, the associated costs of such projects are capitalized and included in costs in excess of billings on the balance sheet until such time as revenue recognition is permitted.

We are currently facing legal actions from stockholders that relate to the charges filed against our former Chief Executive Officer described in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2007. At this time, we are not able to determine the likely outcome of our currently pending legal matters, nor can we estimate our potential financial exposure. Management has made an initial estimate based upon its knowledge, experience, and input from legal counsel, and we have accrued approximately $137,500 of legal reserves. Such reserves will be adjusted in future periods as more information becomes available.

Overview of Results of Operations for the Three Months Ended June 30, 2008 and June 30, 2007

Total revenues were $1,726,000 for the second quarter of 2008 compared to $1,204,000 for the second quarter of 2007, representing an increase of $522,000, or 43%. Gross profit increased $407,000, or 37%, to $1,499,000 from $1,092,000. Operating expenses increased $413,000, or 19%, to $2,624,000 from $2,211,000. Net loss grew to $1,302,000 from $1,215,000, an increase of $87,000, or 7%.

The following table shows our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
REVENUES:
Subscription Fees	44%	49%
Professional Service Fees	55%	26%
License Fees	0%	23%
Other Revenues	1%	2%
Total Revenues	100%	100%

COST OF REVENUES	13%	9%

GROSS PROFIT	87%	91%

OPERATING EXPENSES:
General and Administrative	65%	87%
Sales and Marketing	44%	39%
Research and Development	43%	57%

Total Operating Expenses	152%	183%

LOSS FROM OPERATIONS	(65%)	(92%)

OTHER INCOME (EXPENSE):
Interest Income (Expense), Net	(11%)	(11%)
Other Income	1%	3%

Total Other Income (Expense)	(10%)	(8%)
NET INCOME (LOSS)	(75%)	(100%)

Comparison of the Results of Operations for the Three Months Ended June 30, 2008 and June 30, 2007

Revenue. Total revenues were $1,726,000 for the second quarter of 2008 compared to $1,204,000 for the second quarter of 2007 representing an increase of $522,000, or 43%. This overall increase in revenues was primarily attributable to an increase in revenue from professional service fees.

Professional service fees increased $636,000, or 200%, from the second quarter of 2007 to the second quarter of 2008. The growth in professional service fees reflects both an increase by adding a new customer as well as on-going monthly professional service fees to existing customers. Because new customers typically contract for significant upfront professional services, professional service fees generally increase in advance of the associated subscription revenues. Professional service fees accounted for approximately 55% of second quarter 2008 revenues as compared to approximately 26% for second quarter 2007. Management expects that professional service fees will continue to represent a greater portion of total revenues for fiscal 2008 as compared to fiscal 2007.

Subscription revenues increased $170,000, or 29%, to $747,000 for the second quarter of 2008 from $577,000 for the second quarter of 2007. This increase was primarily due to new partners that were added during the second half of 2007.

License fee revenue decreased from $280,000 in the second quarter of 2007 to $4,000 for the second quarter of 2008. The 2007 license revenue relates to a single perpetual license issued during the second quarter of 2007.

Other revenue totaled $21,000 for the second quarter of 2008 as compared to $29,000 for the same period in 2007. This revenue is generated from non-core activities. We expect these revenue streams to continue to be insignificant in the future as we continue our strategy of focusing on growth of our subscription and license revenues.

Cost of Revenues

Cost of revenues increased $115,000, or 103%, to $226,000 in the second quarter of 2008 from $111,000 in the second quarter of 2007, primarily as a result of hosting, call center costs, and other fees associated with our increased subscription customer base.

Operating Expenses

Operating expenses increased $413,000, or 19%, to $2,624,000 for the second quarter of 2008 from $2,211,000 during the second quarter of 2007. This increase was due to increases in general and administrative, sales and marketing, and development expenses of approximately 7%, 59%, and 9%, respectively.

General and Administrative - General and administrative expenses increased by $75,000, or 7%, to $1,126,000 for the second quarter of 2008 from $1,051,000 in the same quarter of 2007. The increase in the 2008 period is primarily attributable to increases in legal and professional fees, contract labor fees and recruiting costs associated with our search for a new Chief Financial Officer, and accruals for taxes associated with the vesting of restricted stock awards. Following the resignation of our former Chief Financial Officer in the first quarter of 2008, we engaged a contract Interim Chief Financial Officer and initiated a search for a new full-time Chief Financial Officer resulting in a $30,000 increase in recruiting fees. During 2007, we began granting restricted stock, but failed to report certain taxes in connection with the vesting of the restricted stock. We accrued $55,000 during the second quarter of 2008 to cover the estimated tax obligations and fees. We are self-reporting to the Internal Revenue Service regarding this matter and are implementing procedures to ensure full tax compliance going forward. These increases were partially offset by a $134,000 reduction in stock-based compensation expense resulting from our decision in June 2007 to limit future stock option grants.

Sales and Marketing - Sales and marketing expense increased to $753,000 in the second quarter of 2008 from $474,000 in the second quarter of 2007, an increase of $279,000, or 59%. This increase is primarily attributable to revenue sharing arrangements related to subscription customers added during the last half of 2007.

Research and Development - Research and development expense increased to $746,000 in the second quarter of 2008 from $686,000 in the second quarter of 2007, an increase of approximately $60,000, or 9%. This increase primarily is due to an $18,000 increase in development wages (net of labor costs included in costs in excess of billings on our balance sheet) as we added and trained approximately 11 new employees in North Carolina in preparation for the restructuring of our Michigan operations in July 2008 (see “Recent Developments” below), a $23,000 increase in travel associated with training new personnel, and a $17,000 increase in professional development expense. These increases were partially offset by a $9,000 decrease in outside consulting fees. We expect research and development expenses to decrease in the third quarter of 2008 as a result of the Michigan restructuring, including the elimination of 11 Michigan development positions.

Other Income (Expense)

We incurred net interest expense of $191,000 during the second quarter of 2008 compared to net interest expense of $127,000 during the comparable 2007 quarter. Interest expense totaled $191,000 and $181,000 during the second quarters of 2008 and 2007, respectively, while interest income decreased from $54,000 in the second quarter of 2007 to $0 in the second quarter of 2008. The second quarter 2007 interest income was higher due to the interest earned on the cash proceeds of the February 2007 private placement described in Note 5, “Stockholders’ Equity,” to the consolidated financial statements in this report.

Overview of Results of Operations for the Six Months Ended June 30, 2008 and June 30, 2007

The following table shows our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
REVENUES:
Subscription Fees	47%	57%
Professional Service Fees	48%	28%
License Fees	3%	13%
Other Revenues	2%	2%
Total Revenues	100%	100%

COST OF REVENUES	13%	9%

GROSS PROFIT	87%	91%

OPERATING EXPENSES:
General and Administrative	79%	101%
Sales and Marketing	45%	44%
Development	51%	59%

Total Operating Expenses	175%	204%

LOSS FROM OPERATIONS	(88%)	(113%)

OTHER INCOME (EXPENSE):
Interest Income (Expense), Net	(12%)	(12%)
Other Income	1%	6%

Total Other Income (Expense)	(11%)	(6%)
NET INCOME (Loss)	(99%)	(119%)

Comparison of the Results of Operations for the Six Months Ended June 30, 2008 and June 30, 2007

Total revenues increased by $1,003,000, or 47%, to $3,149,000 for the first half of 2008 compared to $2,146,000 for the first half of 2007. Gross profit increased $778,000, or 40%, to $2,736,000 from $1,958,000. Operating expenses increased $1,145,000, or 26%, to $5,515,000 from $4,370,000. Net loss grew to $3,133,000 from $2,525,000, an increase of $608,000, or 24%.

Revenues

Revenues totaled $3,149,000 for the first half of 2008 compared to $2,146,000 for the first half of 2007, representing an increase of $1,003,000, or 47%. This increase is attributable to increases in professional service fees and subscription revenues totaling $902,000 and $280,000, respectively.

Professional service fees increased $902,000, or 149%, to $1,509,000 for the first half of 2008 from $606,000 for the first half of 2007. This increase was due to existing customers requesting additional consulting services for their web initiatives. Professional service fees accounted for approximately 48% of revenue for the first half of 2008 as compared to approximately 28% for the first half of 2007. Management expects that professional service fees will continue to represent a greater portion of total revenues for fiscal 2008 as compared to fiscal 2007.

Subscription revenues increased $280,000, or 23%, to $1,490,000 for the first six months of 2008 from $1,210,000 for the first six months of 2007. This increase was due to new partnerships under which we began recognizing revenue in the second half of 2007.

License fees totaled $104,000 during the first half of 2008 compared to $280,000 for the same period in 2007. The 2008 revenue primarily related to a single license agreement signed during 2007 under which $100,000 of the fee was collected during the first quarter of 2008. This revenue was deferred at December 31, 2007 in accordance with the provisions of SOP 97-2. The 2007 license revenue related to a single perpetual license agreement entered into during the second quarter of 2007.

Other revenues totaled $46,000 for the first half of 2008 and $50,000 for the first half of 2007.

Cost of Revenues

Cost of revenues increased $225,000, or 120%, to $413,000 in the first six months of 2008 from $188,000 in the first six months of 2007. This increase was primarily a result of a $65,000 increase in hosting costs related to hosting for additional customers, an increase in personnel costs of approximately $90,000 related to the addition of call center staff during the second half of 2007, and a $31,000 increase in other fees associated with our increased subscription customer base.

Operating Expenses

Operating expenses increased $1,145,000, or 26%, to $5,515,000 for the first half of 2008 from $4,370,000 during the first half of 2007. This increase is due to an increase in general and administrative expenses of approximately $318,000, an increase in sales and marketing expense of approximately $484,000, and an increase in research and development expenses of approximately $344,000.

General and Administrative - General and administrative expenses increased by $318,000, or 15%, to $2,482,000 for the first half of 2008 from $2,164,000 for the first half of 2007. This increase is primarily attributable to increases in legal and professional fees, contract labor fees, and recruiting costs associated with our search for a new Chief Financial Officer, and accruals for certain taxes associated with the vesting of restricted stock awards. Legal and professional fees increased $221,000 as we performed a review of our corporate and customer agreements, strengthened our controls and review procedures related to the legal function, and incurred fees in connection with the legal proceedings brought during the third quarter of 2007 against us, our former Chief Executive Officer, and a former employee. Additionally, during the first quarter of 2008, we engaged a contract Interim Chief Financial Officer and initiated a search for a new full-time Chief Financial Officer resulting in a $30,000 increase in recruiting fees. During 2007, we began granting restricted stock, but failed to report certain taxes in connection with the vesting of restricted stock. We accrued $55,000 during the second quarter of 2008 to cover the estimated tax obligations and fees. We are self-reporting to the Internal Revenue Service regarding this matter and are implementing procedures to ensure full tax compliance going forward. These increases were partially offset by a $120,000 reduction in stock-based compensation expense resulting from our 2007 decision to limit future stock option grants.

Sales and Marketing - Sales and marketing expense increased to $1,427,000 in the first half of 2008 from $943,000 in the first half of 2007, an increase of $484,000, or 51%.  This increase was primarily attributable to expense associated with revenue sharing arrangements, which increased by $338,000 from the first half of 2007, and a $106,000 increase in personnel expenses.

Research and Development - Research and development expense increased to $1,606,000 in the first six months of 2008 from $1,263,000 in the first six months of 2007, an increase of approximately $343,000, or 27%. This increase is due primarily to increased personnel expenses as we added research and development personnel during the last quarter of 2007 and first half of 2008 to enhance and customize our platforms and applications and launch additional private label sites.

Other Income (Expense)

We incurred net interest expense of $369,000 during the first half of 2008 as compared to $262,000 during the first half of 2007. Interest expense increased as a direct result of increased indebtedness under lines of credit and $3.3 million of secured subordinated convertible notes issued in November 2007. The convertible notes bear interest at 8% payable in quarterly installments that commenced on February 14, 2008. Interest income totaled $85,000 for the first half of 2007 as compared to $14,000 for the first half of 2008. The decrease in interest income is due to lower cash balances. The first half 2007 interest income was attributable to the interest earned on the cash proceeds of the February 2007 private placement described in Note 5, “Stockholders’ Equity,” to the consolidated financial statements in this report.

During the first half of 2007, we recognized $114,000 of other income, including an $86,000 adjustment to registration rights penalties previously expensed during 2006.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the second quarter of 2008 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets, which warrants a full valuation allowance in our financial statements. We have approximately $46,000,000 in net operating loss carryforwards, which may be utilized to offset future taxable income.

Liquidity and Capital Resources

At June 30, 2008, our principal sources of liquidity were cash and cash equivalents totaling $183,000 and current accounts receivable of $742,000. As of August 8, 2008, our principal sources of liquidity were cash and cash equivalents totaling approximately $130,000 and accounts receivable of approximately $651,000. As of June 30, 2008, we had drawn approximately $1.84 million on our $2.47 million line of credit with Paragon Commercial Bank (“Paragon”), leaving approximately $630,000 available under the line of credit for our operations. As of August 8, 2008, we had drawn approximately $2.26 million on the Paragon line of credit, leaving approximately $210,000 available under the line of credit for our operations, and we expect to continue to draw down on this line of credit as needed for working capital purposes. This line of credit expires in February 2009. As of August 8, 2008, we also had the ability to call up to approximately $5.2 million of additional funding from our convertible noteholders. Subsequent changes in the convertible notes are described below under “Recent Developments.”

During the quarter ended June 30, 2008, our working capital deficit increased by approximately $2,314,000 to approximately $1,427,000. This compared to a working capital surplus of $887,000 at December 31, 2007. As described more fully below, the working capital deficit at June 30, 2008 is primarily attributable to negative cash flows from operations, including a $247,000 increase in accounts receivable during the first half of 2008.

Cash Flow from Operations. Cash flows used in operations for the six months ended June 30, 2008 totaled $2,840,000, up from $2,182,000 for the six months ended June 30, 2007. This increase is primarily due to paying down outstanding trade accounts payable, an increase in outstanding accounts receivable, and a general increase in cash operating costs.

Cash Flow from Investing Activities. For the six months ended June 30, 2008, we utilized approximately $49,000 in investing activities compared to $54,000 for the same period in 2007, substantially all of which related to the acquisition of equipment and furniture.

Cash Flow from Financing Activity. For the six months ended June 30, 2008, we utilized approximately $401,000 net cash in financing activities principally to retire a line of credit as discussed below. For the six months ended June 30, 2007, we generated a total of $5,538,000 net cash from our financing activities through both equity and debt financing, as described below.

Equity Financing. In a transaction that closed on February 21, 2007, we sold an aggregate of 2,352,941 shares of our common stock to two new investors, or the Investors. The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement, or the SPA, between us and each of the Investors. The aggregate gross proceeds to us were $6 million, and we incurred issuance costs of approximately $637,000. Under the SPA, the Investors were issued warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised, if at all, by February 21, 2010.

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

On February 20, 2008, we entered into a revolving credit arrangement with Paragon that is subject to annual renewal subject to mutual approval. The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit must be paid off no later than February 19, 2009, with monthly payments being applied first to accrued interest and then to principal. The interest shall accrue on the unpaid principal balance at the Wall Street Journal’s published prime rate minus one half percent. As of June 30, 2008, the line of credit was secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party. We also have agreed with Atlas that in the event of our default in the repayment of the line of credit that results in the letter of credit being drawn, we will reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At our sole discretion, these payments may be made in cash or by issuing shares of our common stock at a set per share price of $2.50.

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

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional convertible notes, and bank lines of credit. We must continue to rely on these sources until we are able to generate sufficient revenue to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit, and additional issuances of notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Recent Developments

Restructuring of Michigan Operations. On July 1, 2008, our management initiated a restructuring program that is aimed at reducing operating, general and administrative expenses in fiscal 2008 by consolidating significant operations in our location in Durham, North Carolina near Research Triangle Park. The plan includes severance of certain of our employees located in Grand Rapids, Michigan.

We initiated this program as part of our ongoing efforts to realign certain production and development functions and eliminate redundant administrative functions as well as proactively and prudently manage operating, general and administrative costs. We expect to record a one-time restructuring charge of approximately $53,000 during the third quarter of fiscal 2008, primarily as a result of certain one-time termination benefits that will be provided in connection with the plan as well as costs associated with the continued employment of three employees in Grand Rapids. In addition, we have initiated an impairment evaluation of goodwill and intangible assets related to the Grand Rapids operations. We have not completed this evaluation and therefore have not determined whether any portion of our recorded goodwill and/or intangible assets balance is impaired.

Suit Against Former Employee. On July 14, 2008, we filed a civil action against a former employee in the General Court of Justice, Superior Court Division, Durham County, North Carolina. The complaint alleges that the former employee embezzled funds from us in the amount of $105,600 and asserts claims for conversion and unfair trade practices. The lawsuit seeks recovery for the embezzled funds, plus punitive damages or treble damages, interest, and attorneys’ fees.

Appointment of Chief Financial Officer. On July 15, 2008, our Board of Directors unanimously appointed Timothy L. Krist as our Chief Financial Officer. Effective July 9, 2008, we notified George Cahill, our Interim Chief Financial Officer, that pursuant to Paragraph 3 of our Consulting Agreement with Mr. Cahill dated April 22, 2008, we were exercising our right to terminate his consulting services. As previously reported, Mr. Cahill was serving in this position on a temporary basis during our search for a permanent Chief Financial Officer.

Convertible Note Financing. As more fully described elsewhere in this report, on August 12, 2008 we exercised our option to sell $1.5 million aggregate principal amount of additional secured subordinated convertible notes due November 14, 2010 to two of our current noteholders. We are obligated to pay interest on the additional notes at an annualized rate of 8% payable in quarterly installments commencing on November 12, 2008. We are not permitted to prepay the notes without approval of the holders of at least a majority of the aggregate principal amount of the notes then outstanding. We plan to use the proceeds to meet ongoing working capital and capital spending requirements.

In connection with the sale of the additional notes, the noteholders holding a majority of the aggregate principal amount of the notes outstanding agreed to increase the aggregate principal amount of secured subordinated convertible notes that they are committed to purchase from $8.5 million to $15.3 million, of which $4.8 million is currently outstanding.

Insurance Reimbursement. On August 7, 2008, we and our prior insurance carrier agreed that the carrier would reimburse us $300,000 for previously disputed legal expenses primarily related to our previously disclosed SEC matters. The reimbursement covered all disputed company expenses prior to September 11, 2007 as well as certain enumerated invoices in dispute for the balance of 2007.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We have made the following changes to our internal controls over financial reporting during the second quarter of fiscal 2008:

•	improved the reconciliation process for determining the weighted average earning per share and number of outstanding shares of common stock;

•	reviewed and modified the process for documenting outstanding equity awards and releasing restrictions on restricted stock; and

•	engaged an outside accounting consultant to assist us with improving our reconciliation and month end closing processes.

Other than as described above, there have been no changes to our internal controls over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter of 2008, we are working to implement internal control procedures to address our failure to report certain taxes associated with the vesting of restricted stock awards and the recently discovered employee embezzlement of our funds. As part of our ongoing efforts to improve our internal control over financial reporting, our new Chief Financial Officer is evaluating certain financial and accounting functions, and we expect to make several additional changes to our internal control over financial reporting during the remainder of fiscal 2008.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 for a description of material legal proceedings, including the proceedings discussed below.

On July 14, 2008, we filed a civil action against a former employee in the General Court of Justice, Superior Court Division, Durham County, North Carolina. The complaint alleges that the former employee embezzled funds from us in the amount of $105,600 and asserts claims for conversion and unfair trade practices. The lawsuit seeks recovery for the embezzled funds, plus punitive damages or treble damages, interest, and attorneys’ fees.

On October 18, 2007, Robyn L. Gooden filed a purported class action lawsuit in the United States District Court for the Middle District of North Carolina naming us, certain of our current and former officers and directors, Maxim Group, LLC, and Jesup & Lamont Securities Corp. as defendants. The lawsuit was filed on behalf of all persons other than the defendants who purchased our securities from May 2, 2005 through September 28, 2007 and were damaged. The complaint asserts violations of federal securities laws, including violations of Section 10(b) of the Exchange Act and Rule 10b-5. The complaint asserts that the defendants made material and misleading statements with the intent to mislead the investing public and conspired in a fraudulent scheme to manipulate trading in the our stock, allegedly causing plaintiffs to purchase the stock at an inflated price. The complaint requests certification of the plaintiff as class representative and seeks, among other relief, unspecified compensatory damages including interest, plus reasonable costs and expenses including counsel fees and expert fees. On June 24, 2008, the court entered an order appointing a lead plaintiff for the class action.

At this time, we are not able to determine the likely outcome of our currently pending legal matters, nor can we estimate our potential financial exposure. Our management has made an initial estimate based upon its knowledge, experience and input from legal counsel, and we have accrued approximately $137,500 of legal reserves. Such reserves will be adjusted in future periods as more information becomes available. If an unfavorable resolution of any of these matters occurs, our business, results of operations, and financial condition could be materially adversely affected.

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

We have had recurring losses from operations and continue to have negative cash flows. If we do not become cash flow positive through additional financing or growth, we may have to cease operations and liquidate our business. Our working capital, including our line of credit with Paragon, February 2007 equity financing transaction, and convertible note financings, should fund our operations for the next 12 to 18 months. As of August 8, 2008, we have approximately $213,000 available on our revolving line of credit and approximately $5.2 million available through our convertible note financing. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, the charges filed against a former officer and a former employee filed by the SEC and the United States Attorney General, and the pending shareholder class action lawsuit may require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan and may not be able to sustain our business.

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

In addition, we face uncertainty regarding amounts that we may have to pay as indemnification to certain current and former officers, directors, and employees under our Bylaws and Delaware law with respect to these actions, and we may not recover all of these amounts from our directors and officers liability insurance policy carrier. Our Bylaws and Delaware law generally require us to indemnify, and in certain circumstances advance legal expenses to, current and former officers and directors against claims arising out of such person’s status or activities as our officer or director, unless such person (i) did not act in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests or (ii) had reasonable cause to believe his conduct was unlawful. As of August 8, 2008, there are SEC and criminal actions pending against a former executive officer and a former employee who have requested that we indemnify them and advance expenses incurred by them in the defense of those actions. Also, a stockholder class action lawsuit has been filed against us and certain of our current and former officers, directors, and employees. The SEC, criminal, and stockholder actions are more fully described in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In addition, our insurance policy provides that, under certain conditions, our insurer may have the right to seek recovery of any amounts it paid to the individual insureds or us. As of August 8, 2008, we do not know and can offer no assurances about whether these conditions will apply or whether the insurance carrier will change its position regarding coverage related to the current actions. Therefore, we can offer no assurances that our insurer will not seek to recover any amounts paid under its policy from the individual insureds or us. If such recovery is sought, then we may have to expend considerable financial resources in defending and potentially settling or otherwise resolving such a claim, which could substantially reduce the amount of capital available to fund our operations.

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

Our executive management team has undergone significant changes during late 2007 and the first half of 2008. Our success depends significantly on the continued services of our executive management personnel and attracting additional qualified personnel. Losing any of our officers could seriously harm our business. Competition for executives is intense. Although we have resolved the SEC charges filed against us, we may not be able to attract highly qualified candidates to serve on our executive management team. If we had to replace any of our officers, we would not be able to replace the significant amount of knowledge that they may have about our operations. If we cannot attract and retain qualified personnel and integrate new members of our executive management team effectively into our business, then our business and financial results may suffer. In addition, all of our executive team work at the same location, which could make us vulnerable to loss of our entire management team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

Failure to comply with the provisions of our debt financing arrangements could have a material adverse effect on us.

Our revolving line of credit from Paragon is secured by an irrevocable standby letter of credit issued by HSBC, with Atlas as account party. Our secured subordinated convertible notes are secured by a first-priority lien on all of our unencumbered assets.

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

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We incur costs associated with our public company reporting requirements and with corporate governance and disclosure requirements, including requirements under Sarbanes-Oxley and new rules implemented by the SEC and the Financial Industry Regulatory Authority, or FINRA. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly.

For fiscal 2009, we will be required to comply with the requirements of Section 404 of Sarbanes-Oxley involving our independent accountant’s audit of our internal control over financial reporting. To comply with these requirements, we are evaluating and testing our internal controls, and where necessary, taking remedial actions, to allow our independent auditors to attest to our internal control over financial reporting. As a result, we have incurred and will continue to incur expenses and diversion of management’s time and attention from the daily operations of the business, which may increase our operating expenses and impair our ability to achieve profitability.

We have identified several significant deficiencies in our internal control over financial reporting. We are working to remediate these identified significant deficiencies, and we cannot give any assurances that all significant deficiencies or material weaknesses have been identified or that additional significant deficiencies or material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of Sarbanes-Oxley. The existence of one or more material weaknesses would preclude a conclusion by management that we maintained effective internal control over financial reporting.

Our former Chief Financial Officer resigned at the end of the first quarter of 2008, resulting in our loss of his financial expertise and knowledge of our history and past transactions. We engaged an outside accounting consultant and an Interim Chief Financial Officer, each with a level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements to assist us during the transition period between permanent Chief Financial Officers. With their assistance, we have begun the process of restructuring our financial and accounting functions to address concerns regarding segregation of duties and to strengthen other areas in need of improvement. We appointed a new Chief Financial Officer on July 15, 2008.

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

Officers, directors, and principal stockholders control us. This might lead them to make decisions that do not align with the interests of minority stockholders.

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

Our failure to properly report certain taxes in connection with the vesting of restricted stock could result in tax penalties and interest from the Internal Revenue Service and state tax authorities.

During 2007, we began granting restricted stock, but failed to properly report certain taxes in connection with the vesting of restricted stock. We accrued $55,000 during the second quarter of 2008 to cover the estimated tax obligations and fees. We are self-reporting to the Internal Revenue Service regarding this matter and expect to pay penalties and interest to the Internal Revenue Service and state tax authorities in connection with these delinquent taxes. In addition, we are subject to a settlement offer in compromise order with the Internal Revenue Service regarding past tax obligations and could be subject to significant past penalties related to this order depending upon the Internal Revenue Service’s view of our approach to handling the current matter. Any such additional tax penalties could materially and adversely impact our financial condition and results of operations.

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

Future sales of substantial amounts of our shares in the public market, or the appearance that a large number of our shares are available for sale, could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our securities. At August 8, 2008, 18,325,606 shares of our common stock were issued and outstanding and a significant number of shares may be issued upon the exercise of outstanding options, warrants, and convertible notes.

Our stock historically has been very thinly traded. The average daily trading volume for our common stock between January 2008 and June 2008 was approximately 44,251 shares per day. The number of shares that could be sold during this period was restrained by previous contractual and other legal limitations imposed on some of our shares that are no longer applicable. This means that market supply may increase more than market demand for our shares. Many companies experience a decrease in the market price of their shares when such events occur.

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

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. A securities class action was filed against us in October 2007 as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007. This securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. We may determine, like many defendants in such lawsuits, that it is in our best interest to settle the lawsuit, even if we believe that the plaintiffs’ claims have no merit, to avoid the cost and distraction of continued litigation. Any liability we incur in connection with this or any other potential lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this type of lawsuit could harm our results.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 19, 2008. The following matters were submitted to a vote of the stockholders with the results shown below:

(a) Election of six directors, each elected to serve until the later of the next Annual Meeting of Stockholders or until such time as his successor has been duly elected and qualified.

Name	Votes For	Votes Against	Votes Withheld
Doron Roethler	11,286,688	200	497,279
David E. Colburn	11,298,888	200	485,079
Thomas P. Furr	11,298,688	200	485,279
Shlomo Elia	11,783,567	200	400
C. James Meese, Jr.	11,783,767	200	200
Dror Zoreff	11,783,567	200	400

(b) Ratification of the appointment of Sherb & Co., LLP as independent auditors for the fiscal year ended December 31, 2008.

Votes For	Votes Against	Abstained
11,770,771	13,396	0

The matters listed above are described in detail in our definitive proxy statement dated April 23, 2008 for the Annual Meeting of Stockholders held on June 19, 2008.

Item 5.  Other Information

Convertible Note Financing

On August 12, 2008, we exercised our option to sell $1.5 million aggregate principal amount of additional secured subordinated convertible notes due November 14, 2010, or the additional notes, with substantially the same terms and conditions as the initial notes sold on November 14, 2007. For purposes of this discussion, the initial notes and the additional notes will be referred to collectively as the notes.

We are obligated to pay interest on the additional notes at an annualized rate of 8% payable in quarterly installments commencing on November 12, 2008. We are not permitted to prepay the additional notes without approval of the holders of at least a majority of the principal amount of the notes then outstanding.

On the earlier of the maturity date of November 14, 2010 or a merger or acquisition or other transaction pursuant to which our existing stockholders hold less than 50% of the surviving entity, or the sale of all or substantially all of our assets, or similar transaction, or event of default, each noteholder in its sole discretion shall have the option to:

•	convert the principal then outstanding on its notes into shares of our common stock, or
•	receive immediate repayment in cash of the notes, including any accrued and unpaid interest.

If a noteholder elects to convert its notes under these circumstances, the conversion price of additional notes will be the lower of:

•	$3.05; and
•
the average of the closing bid and asked prices of shares of our common stock quoted in the Over-The-Counter Market Summary (or, if ours shares are traded on the Nasdaq Stock Market or another exchange, the closing price of shares of our common stock quoted on such exchange) averaged over five trading days prior to the closing date of the sale of the additional notes.

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

The notes are secured by a first-priority lien on all of our unencumbered assets.

The additional notes and the common stock into which they may be converted have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the additional notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors that were our existing stockholders. The investors are (i) Atlas, which originally recommended Shlomo Elia, one of our directors, for appointment to the Board of Directors; and (ii) Crystal Management Ltd., which is owned by Doron Roethler, our Chairman of the Board of Directors and bond representative for the noteholders. Unless and until they are registered, the additional notes and the common stock into which they may be converted may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act or applicable securities laws of other jurisdictions.

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

•	within 90 days of such demand if:
o	we are eligible to use Form S-3, and
o	the demand is made with respect to at least 30% of the converted common stock then outstanding and the anticipated aggregate offering price, net of selling expenses, would exceed $2 million.

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

The noteholders have designated Doron Roethler, our Chairman of the Board of Directors, as bond representative to act as their agent. We have agreed that the bond representative and his representatives shall be granted access to our facilities and personnel during normal business hours, shall have the right to have his representative attend all meetings of our Board of Directors and its committees, and to receive all materials provided to the Board of Directors or any committee of the Board of Directors. We have agreed to pay all reasonable travel and lodging expenses of the bond representative related to his access to our facilities and attendance at Board of Directors meetings. In addition, so long as the notes are outstanding, we have agreed that we will not take any of the following actions without approval of the bond representative:

•
make any loan or advance to, or own any stock or other securities of, any subsidiary or other corporation, partnership, or other entity unless it is wholly owned by us, except that we may own securities of 1-800-Pharmacy, Inc. pursuant to an agreement we have with it without obtaining the bond representative’s consent;

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

•	incur any aggregate indebtedness in excess of $25,000, other than trade credit incurred in the ordinary course of business;

•	increase or approve the compensation of our named executive officers, including benefits, bonuses, and issuances of equity compensation;

•	change our principal business, enter new lines of business, or exit the current line of business;

•	sell, transfer, exclusively license, pledge, or encumber technology or intellectual property;

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

•	increase the number of shares authorized for issuance to officers, directors, employees, consultants, and advisors pursuant to equity incentive plans or arrangements.

We plan to use the proceeds to meet ongoing working capital and capital spending requirements.

In connection with the sale of the additional notes, the noteholders holding a majority of the aggregate principal amount of the notes outstanding agreed to increase the aggregate principal amount of secured subordinated convertible notes that they are committed to purchase from $8.5 million to $15.3 million, of which $4.8 million is currently outstanding.

Item 6.  Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Consulting Agreement between the Company and George Cahill, effective April 22, 2008 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 23, 2008)

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

Smart Online, Inc.

/s/ David E. Colburn
David E. Colburn
Date: August 12, 2008	Principal Executive Officer

/s/ Timothy L. Krist
Timothy L. Krist
Principal Financial Officer and
Date: August 12, 2008	Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1
Consulting Agreement between the Company and George Cahill, effective April 22, 2008 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on April 23, 2008)

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