Form 10-Q
period 2008-09-30
SMART ONLINE INC
filed 2008-11-12
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

OR

☐    Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-32634

SMART ONLINE, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4439334
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4505 Emperor Blvd., Ste. 320 Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)

(919) 765-5000
(Registrant’s telephone number, including area code)

2530 Meridian Parkway, 2nd Floor, Durham, North Carolina 27713
(Former name, former address and former fiscal year, if changed since last report)

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

As of November 10, 2008, there were approximately 18,408,723 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2008

PART I  – FINANCIAL INFORMATION

Item 1.  Financial Statements

SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$30,751	$3,473,959
Accounts receivable, net	483,302	815,102
Contract receivable, net	160,000	-
Note receivable	60,000	55,000
Prepaid expenses	339,982	90,886
Deferred financing costs	-	301,249
Total current assets	1,074,035	4,736,196
Property and equipment, net	373,473	174,619
Capitalized software, net	120,191	-
Contract receivable, net, non-current	25,033	-
Note receivable, non-current	368,236	225,000
Prepaid expenses, non-current	295,201	-
Intangible assets, net	2,328,092	2,882,055
Goodwill	2,696,642	2,696,642
Other assets	23,651	60,311
TOTAL ASSETS	$7,304,554	$10,774,823

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$639,206	$628,370
Notes payable	1,606,981	2,287,682
Deferred revenue	164,459	329,805
Accrued liabilities	477,647	603,338
Total current liabilities	2,888,293	3,849,195
Long-term liabilities:
Notes payable	4,834,136	3,313,903
Deferred revenue	81,972	247,312
Total long-term liabilities	4,916,108	3,561,215
Total liabilities	7,804,401	7,410,410
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,410,389 and 18,159,768 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	18,410	18,160
Additional paid-in capital	66,863,031	66,202,179
Accumulated deficit	(67,381,288)	(62,855,926)
Total stockholders’ equity (deficit)	(499,847)	3,364,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,304,554	$10,774,823

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
REVENUES:
Subscription fees	$642,880	$830,660	$2,132,787	$2,040,243
Professional service fees	620,826	378,068	2,129,710	984,548
License fees	291,250	200,000	395,000	480,000
Other revenue	31,412	20,467	77,387	70,720
Total revenues	$1,586,368	$$1,429,195	$4,734,884	$3,575,511

COST OF REVENUES	$223,569	$168,035	$636,430	$355,942

GROSS PROFIT	$1,362,799	$1,261,160	$4,098,454	$3,219,569

OPERATING EXPENSES:
General and administrative	1,246,207	1,398,170	3,823,099	3,567,385
Sales and marketing	709,906	635,201	2,137,375	1,563,653
Research and development	941,067	636,780	2,547,439	1,908,644

Total operating expenses	$2,897,180	$2,670,151	$8,507,913	$7,039,682
LOSS FROM OPERATIONS	(1,534,381)	(1,408,991)	(4,409,459)	(3,820,113)

OTHER INCOME (EXPENSE):
Interest expense, net	(150,510)	(139,124)	(519,746)	(400,910)
Legal reserve and debt forgiveness, net	-	(39,477)	-	(34,877)
Gain on legal settlements, net	291,407	-	386,710	-
Other income	1,064	24,866	17,133	168,672

Total other income (expense)	$141,961	$(153,735)	$(115,903)	$(267,115)
NET LOSS	$(1,392,420)	(1,562,726)	$(4,525,362)	$(4,087,228)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.08)	(0.09)	(0.25)	(0.24)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and fully diluted	18,378,940	17,292,639	18,282,180	17,002,827

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,525,362)	$(4,087,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	638,930	631,267
Amortization of deferred financing costs	301,249	320,083
Provision for accounts and contract receivable allowances	266,875	-
Stock-based compensation	341,722	574,343
Registration rights penalty	-	(320,632)
Gain on debt forgiveness	-	(215,123)
Gain on disposal of assets	(3,729)	-
Changes in assets and liabilities:
Accounts receivable	(120,108)	(716,154)
Notes receivable	(148,236)	(280,000)
Prepaid expenses	(544,297)	(18,634)
Other assets	36,660	(32,271)
Deferred revenue	(330,686)	410,179
Accounts payable	10,836	85,290
Accrued and other expenses	96,189	329,643
Net cash used in operating activities	$(3,979,957)	$(3,319,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(293,656)	(86,549)
Purchase of trade name	-	(2,033)
Proceeds from sale of furniture and equipment	13,564	-
Capitalized software	(120,191)	-
Net cash used in investing activities	$(400,283)	$(88,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(5,022,392)	(1,784,272)
Debt borrowings	5,861,924	1,472,850
Issuance of common stock	97,500	5,748,607
Expenses related to Form S-1 filing	-	(128,244)
Net cash provided by (used in) financing activities	$937,032	$5,308,941

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(3,443,208)	$1,901,122
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,473,959	326,905
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,751	$2,228,027

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$243,168	$247,400
Taxes	$38,905	$-
Supplemental schedule of non-cash financing activities:
Conversion of debt to equity	$228,546	$-
Shares issued in settlement of registration rights penalties	$-	$144,351

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and services targeted to small businesses that are delivered via a Software-as-a-Service (“SaaS”) model. The Company sells its SaaS products and services primarily through private-label marketing partners. In addition, the Company provides website consulting services, primarily in the e-commerce retail industry. The Company maintains a website for potential partners containing certain corporate information located at www.smartonline.com.

Basis of Presentation - The financial statements as of and for the three and nine months ended September 30, 2008 and 2007 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2007 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2008 (the “2007 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2008, and its results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and nine months ended September 30, 2008 are consistent with those used for the years ended December 31, 2007 and 2006. Accordingly, please refer to the 2007 Annual Report for the Company’s significant accounting policies.

Reclassifications - Certain prior year and comparative period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Smart CRM, Inc. (“Smart CRM”) and Smart Commerce, Inc. (“Smart Commerce”). All significant intercompany accounts and transactions have been eliminated. Subsidiary accounts are included only from the date of acquisition forward.

Revenue Recognition - The Company derives revenue primarily from subscription fees charged to customers accessing its SaaS applications; the perpetual or term licensing of software platforms or applications; and professional services, consisting of consulting, development, hosting, and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. Because the Company licenses, sells, leases, or otherwise markets computer software, it uses the residual method pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. This method allows the Company to recognize revenue for a delivered element when such element has vendor specific objective evidence (“VSOE”) of the fair value of the delivered element. If VSOE cannot be determined or maintained for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

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

Under SOP 97-2, provided the arrangement does not require significant development, modification, or customization, revenue is recognized when all of the following criteria have been met:

1. persuasive evidence of an arrangement exists

2. delivery has occurred

3. the fee is fixed or determinable

4. collectibility is probable

If at the inception of an arrangement the fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due and payable. If collectibility is deemed not probable, revenue is deferred until payment is received or collection becomes probable, whichever is earlier. The determination of whether fees are collectible requires judgment of management, and the amount and timing of revenue recognition may change if different assessments are made.

Under the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, consulting, website design fees, and application development services are accounted for separately from the license of associated software platforms when these services have value to the customer and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when milestones are achieved and accepted by the customer for fixed-price or long-term contracts. The majority of the Company’s consulting service contracts are on a time and material basis and are typically billed monthly based upon standard professional service rates.

Application development services are typically fixed price and of a longer term. As such, they are accounted for as long-term construction contracts that require revenue recognition to be based on estimates involving total costs to complete and the stage of completion. The assumptions and estimates made to determine the total costs and stage of completion may affect the timing of revenue recognition, with changes in estimates of progress to completion and costs to complete accounted for as cumulative catch-up adjustments. If the criteria for revenue recognition on construction-type contracts are not met, the associated costs of such projects are capitalized and included in costs in excess of billings on the balance sheet until such time that revenue recognition is permitted.

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user or the aggregating entity. Any payments received in advance of the subscription period are accrued as deferred revenue and amortized over the subscription period.

Because our customers generally do not have the contractual right to take possession of the software we license or market at any time, we recognize revenue on hosting and maintenance fees as the services are provided in accordance with Emerging Issues Task Force Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.

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

Software Development Costs - Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. Historically, the Company had not developed detailed design plans for its SaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant. These factors, combined with the historically low revenue generated by the sale of the applications that do not support the net realizable value of any capitalized costs, resulted in the continued expensing of underlying costs as research and development.

Beginning in May 2008, the Company determined that it was strategically desirable to develop an industry standard platform and enhance the current SaaS applications. A detailed design plan indicated that the product was technologically feasible, and in July 2008, development commenced. All related costs from that point in time are being capitalized in accordance with SFAS No. 86.

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

Advertising Costs - The Company expenses all advertising costs as they are incurred. The amounts charged to sales and marketing expense during the third quarter of 2008 and 2007 were $7,795 and $11,133, respectively. During the first nine months of 2008 and 2007, these amounts were $20,205 and $26,802, respectively.

Net Loss Per Share - Basic net loss per share is computed using the weighted-average number of common shares outstanding during the relevant periods. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the relevant periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method.

Stock-Based Compensation - The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires companies to expense the value of employee stock options, restricted stock, and similar awards and applies to all such securities outstanding and vested.

In computing the impact of stock-based compensation expense, the fair value of each award is estimated on the date of grant based on the Black-Scholes option-pricing model utilizing certain assumptions for a risk-free interest rate, volatility, and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The following is a summary of the Company’s stock-based compensation expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Compensation expense included in G&A expense related to stock options	$30,995	$146,860	$106,199	$458,328
Compensation expense included in G&A expense related to restricted stock awards	50,583	47,466	235,523	116,016

Total SFAS No. 123R expense	$81,578	$194,326	$341,722	$574,344

The fair value of option grants under the Company’s equity compensation plan and other stock option issuances during the three months and nine months ended September 30, 2008 and 2007 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	40%	150%	46%	150%
Risk-free interest rate	4.39%	4.59%	4.43%	4.59%
Expected lives (years)	4.3	4.5	4.4	4.6

The expected lives of the options represent the estimated period of time until exercise or forfeiture and are based on historical experience of similar awards. Expected volatility is partially based on the historical volatility of the Company’s common stock since the end of the prior fiscal year as well as management’s expectations for future volatility. The risk-free interest rate is based on the published yield available on U.S. treasury issues with an equivalent term remaining equal to the expected life of the option.

The following is a summary of the stock option activity for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price

BALANCE, December 31, 2007	1,644,300	$5.07
Granted	35,000	3.19
Forfeited	(1,036,400)	5.80
Exercised	(325,000)	1.40
BALANCE, September 30, 2008	317,900	$6.22

Recently Issued Accounting Pronouncements - In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). The standard requires entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets and also mandates certain related disclosure requirements. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of FSP 142-3 on its consolidated financial statements.

All other new and recently issued, but not yet effective, accounting pronouncements have been deemed to be not relevant to the Company and therefore are not expected to have any impact once adopted.

2.  SEGMENT INFORMATION

Prior to 2008, the Company operated as two segments. During late 2007 and the first quarter of 2008, management realigned certain production and development functions and eliminated redundant administrative functions and now reports the consolidated business as a single business segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. Accordingly, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has a single reporting segment and operating unit structure, specifically the provision of an on-demand suite of integrated business management software services.

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

3.  ASSETS & LIABILITIES

Accounts Receivable, Net

The Company typically invoices its customers on a monthly basis for professional services and either upfront or annually for licenses. Management evaluates the need for an allowance for doubtful accounts based on specifically identified amounts believed to be uncollectible. Management also records an additional allowance based on its assessment of the general financial conditions affecting the Company’s customer base. If actual collections experience changes, revisions to the allowance may be required. Based on these criteria, management determined that no allowance for doubtful accounts was required as of December 31, 2007, and management has recorded an allowance of $81,842 as of September 30, 2008.

Contract Receivable, Net

From time to time, the Company, as part of its negotiated contracts, has granted extended payment terms to its strategic partners. As payments become due under the terms of the contract, they are invoiced and reclassified as accounts receivable. During the second quarter of 2008, the Company entered into a web services agreement with a new customer that provided for extended payment terms related to both professional services and the grant of a software license. During the third quarter of 2008, this customer began experiencing cash flow difficulties and slowed its payments to the Company. Based on this, management has recorded an allowance for doubtful accounts of $185,033, representing one half of the outstanding balance, as it continues to work with the customer to resume contractual payments. As of September 30, 2008, the Company has classified $25,033 of this net receivable as non-current.

Prepaid Expenses

In July 2008, the Company entered into a 36-month sublease agreement with Advantis Real Estate Services Company for approximately 9,837 square feet of office space in Durham, North Carolina, into which the Company relocated its headquarters in September 2008. The agreement included the conveyance of certain furniture to the Company without a stated value and required a lump-sum, upfront payment of $500,000 that was made in September 2008. Management has assessed the fair market value of the furniture to be approximately $50,000, and this amount was capitalized and is subject to depreciation in accordance with the Company’s fixed asset policies. The remainder of the payment was recorded as prepaid expense, with the portion relating to rent for periods beyond the next twelve months classified as non-current, and is being amortized to rent expense over the term of the lease.

Deferred Financing Costs

To assist the Company in securing a modification to its line of credit with Wachovia Bank, NA (“Wachovia”), Atlas Capital, SA (“Atlas”) provided Wachovia with a standby letter of credit. In exchange for Atlas providing Wachovia with the modified letter of credit, on January 15, 2007 the Company issued Atlas a warrant to purchase 444,444 shares of common stock at $2.70 per share. The fair value of that warrant was $734,303 as measured using the Black-Scholes option-pricing model at the time the warrant was issued. This amount was recorded as deferred financing costs and was amortized to interest expense in the amount of $37,657 per month over the remaining period of the modified line of credit, which was scheduled to expire in August 2008. In February 2008, the Wachovia line of credit was replaced by a new line of credit with Paragon Commercial Bank (“Paragon”) as described in Note 4, “Notes Payable.” Atlas agreed to provide Paragon a new standby letter of credit and the Company agreed to amend the Atlas warrant agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit with Paragon. As of September 30, 2008, the deferred financing costs were fully amortized to interest expense.

Capitalized Software, Net

SFAS No. 86 requires capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. Historically, the Company had not developed detailed design plans for its SaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant. These factors, combined with the historically low revenue generated by the sale of the applications that do not support the net realizable value of any capitalized costs, resulted in the continued expensing of underlying costs as research and development.

Beginning in May 2008, the Company determined that it was strategically desirable to develop an industry standard platform and enhance the current SaaS applications. A detailed design plan indicated that the product was technologically feasible. In July 2008, development commenced, and as of September 30, 2008, $120,191 in associated costs were capitalized in accordance with SFAS No. 86. As this platform is still under development, the Company has recognized no amortization expense as of September 30, 2008.

Accrued Liabilities

At December 31, 2007, the Company had accrued liabilities totaling $603,338. This amount consisted primarily of $204,000 of liability accrued related to the development of the Company’s custom accounting application; $250,000 related to legal reserves (see Note 7, “Commitments and Contingencies”); $45,308 due a customer for overpayment of its account; $30,040 of accrued commissions; and $33,733 of convertible note interest payable.

At September 30, 2008, accrued liabilities totaled $477,647. This amount consisted primarily of $120,666 of liability related to the above-noted development of the Company’s custom accounting application; $137,500 related to legal reserves (see Note 7, “Commitments and Contingencies”); $26,335 for tax-related liabilities associated with the vesting of restricted stock; $96,602 of loss estimated on a long-term customer contract; $18,360 of accrued commissions; and $51,934 of convertible note interest payable.

Deferred Revenue

Deferred revenue comprises the following items:

•	Subscription Fees - short-term and long-term portions of cash received related to one- or two-year subscriptions for domain names and/or email accounts

•	License Fees - licensing revenue where customers did not meet all the criteria of SOP 97-2. Such deferred revenue will be recognized as cash is delivered or collectibility becomes probable.

The components of deferred revenue for the periods indicated were as follows:

	September 30, 2008	December 31, 2007

Subscription fees	$126,431	$197,117
License fees	120,000	380,000
BALANCE	$246,431	$577,117

Current portion	$164,459	$329,805
Non-current portion	81,972	247,312
Total	$246,431	$577,117

4.  NOTES PAYABLE

Convertible Notes

On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of secured subordinated convertible notes due November 14, 2010 (the “Initial Notes”). In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal of secured subordinated notes in future closings upon approval and call by the Company’s Board of Directors. On August 12, 2008, the Company exercised its option to sell $1.5 million aggregate principal of additional secured subordinated notes due November 14, 2010, with substantially the same terms and conditions as the Initial Notes (the “Additional Notes,” and collectively with the Initial Notes, the “notes”). In connection with the sale of the Additional Notes, the noteholders holding a majority of the aggregate principal amount of the notes outstanding agreed to increase the aggregate principal amount of secured subordinated convertible notes that they are committed to purchase from $8.5 million to $15.3 million, of which $4.8 million is currently outstanding.

The Company is obligated to pay interest on the Initial Notes and the Additional Notes at an annualized rate of 8% payable in quarterly installments commencing on February 14, 2008 and November 12, 2008, respectively. The Company is not permitted to prepay the notes without approval of the holders of at least a majority of the principal amount of the notes then outstanding.

On the earlier of the maturity date of November 14, 2010 or a merger or acquisition or other transaction pursuant to which existing stockholders of the Company hold less than 50% of the surviving entity, or the sale of all or substantially all of the Company’s assets, or similar transaction, or event of default, each noteholder in its sole discretion shall have the option to:

•	convert the principal then outstanding on its notes into shares of the Company’s common stock, or

•	receive immediate repayment in cash of the notes, including any accrued and unpaid interest.

If a noteholder elects to convert its notes under these circumstances, the conversion price of notes:

•	issued in the initial closing on November 14, 2007 shall be $3.05; and

•
issued on August 12, 2008 shall be the lower of $3.05 or the average of the closing bid and asked prices of shares of the Company’s common stock quoted in the Over-The-Counter Market Summary (or, if the Company’s shares are traded on the Nasdaq Stock Market or another exchange, the closing price of shares of the Company’s common stock quoted on such exchange) averaged over five trading days prior to the closing date of the sale of the Additional Notes.

Payment of the notes will be automatically accelerated if the Company enters voluntary or involuntary bankruptcy or insolvency proceedings.

The notes and the common stock into which they may be converted have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors that were the Company’s existing stockholders. The investors in the Initial Notes include (i) The Blueline Fund, which originally recommended Philippe Pouponnot, a former director of the Company, for appointment to the Company’s Board of Directors; (ii) Atlas, an affiliate of the Company that originally recommended Shlomo Elia, one of the Company’s current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd. (“Crystal”), which is owned by Doron Roethler, who subsequently became Chairman of the Company’s Board of Directors and serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of the Company’s directors and executive officers. The investors in the Additional Notes are Atlas and Crystal.

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

On February 20, 2008, the Company entered into a revolving credit arrangement with Paragon. The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit must be paid off no later than February 19, 2009, with monthly payments being applied first to accrued interest and then to principal. The interest shall accrue on the unpaid principal balance at the Wall Street Journal’s published prime rate minus one-half percent. The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC Private Bank (Suisse) SA with Atlas, a current stockholder and affiliate of the Company, as account party. This letter of credit expires on February 18, 2010, and the Paragon letter of credit is renewable so long as the letter of credit remains in force. The Company also has agreed with Atlas that in the event of a default by the Company in the repayment of the line of credit that results in the letter of credit being drawn, the Company shall reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At the sole discretion of the Company, these payments may be made in cash or by issuing shares of the Company’s common stock at a set per share price of $2.50.

In consideration for Atlas providing the Paragon letter of credit, the Company agreed to amend the warrant agreement with Atlas to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit.

As of September 30, 2008, the Company had notes payable totaling $6,441,117. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	TOTAL	Maturity	Rate
Paragon Commercial Bank credit line	$1,517,929	$-	$1,517,929	Feb ‘09	Prime less 0.5%
Various capital leases	25,403	34,136	59,539	Various	11-19%
Insurance premium note	63,649	-	63,649	Jul ‘09	6.1%
Convertible notes	-	4,800,000	4,800,000	Nov ‘10	8.0%

TOTAL	$1,606,981	$4,834,136	$6,441,117

5.  STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2008, 70,000 shares of restricted stock were issued. These restricted stock awards included 32,000 shares issued to the newly appointed Chief Operating Officer. The Chief Operating Officer received an additional 3,000 shares of restricted stock that had been previously promised to him in connection with his initial hiring in an August 2007 offer letter. Additionally, in June 2008 certain members of the Board of Directors received restricted stock awards that accounted for the remaining 35,000 shares of restricted stock issued.

During the first nine months of 2008 and in conjunction with their termination of employment, the Company accelerated vesting with respect to 31,250 shares of restricted stock previously issued to the Company’s former Chief Financial Officer, former Chief Operating Officer, and former in-house legal counsel. The Company recorded $92,281 of expense related to the accelerated vesting of these shares including $31,500 that had been accrued during the fourth quarter of 2007. Additionally, net of the accelerated vesting discussed above, 53,341 shares of restricted stock were accounted for as forfeited during the first nine months of 2008 due to resignations, terminations, payment of employee tax obligations resulting from share vesting, and conversions to stock options. The forfeited shares included 15,625 shares issued to the former Chief Operating Officer, 10,000 shares issued to the former Chief Financial Officer, 7,500 shares issued to a former director, 7,500 shares exchanged by a current director for stock options, 2,051 shares issued to employees used to satisfy tax obligations, and 10,665 shares issued to former employees.

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

As incentive to modify a letter of credit relating to the Wachovia line of credit (see Note 4, “Notes Payable”), the Company entered into a Stock Purchase Warrant and Agreement (the “Warrant Agreement”) with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share at the termination of the line of credit or if the Company is in default under the terms of the line of credit with Wachovia. In connection with entering the line of credit with Paragon on February 20, 2008, the Warrant Agreement was amended to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit. If the warrant is exercised in full, it will result in gross proceeds to the Company of approximately $1,200,000.

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

Equity Compensation Plans

In June 2007, the Company temporarily limited the issuance of shares of its common stock reserved under the 2004 Equity Compensation Plan to awards of restricted or unrestricted stock and in June 2008 again made options available for grant under the plan. In January 2008, a former officer of the Company exercised options to purchase 69,930 shares of the Company’s common stock in a cashless exercise whereby the former officer tendered to the Company 38,462 shares of common stock previously held by the former officer. In June 2008, the same former officer exercised options to purchase 180,070 shares of the Company’s common stock in a cashless exercise whereby the former officer tendered to the Company 80,469 shares of the Company’s common stock previously held by the former officer. Also in June 2008, a member of the Board of Directors was granted an option to purchase 20,000 shares of common stock under the 2004 Equity Compensation Plan. In September 2008, a member of the Board of Directors was granted an option to purchase 15,000 shares of common stock under the 2004 Equity Compensation Plan in exchange for the forfeiture of 7,500 shares of restricted stock. During the first nine months of 2008, options to purchase 1,036,400 shares of common stock at prices ranging from $1.43 to $9.82 were forfeited by former employees, officers, directors, and consultants of the Company.

The following table summarizes information about stock options outstanding at September 30, 2008:

				Currently Exercisable
Exercise Price	Number of Shares Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
From $2.50 to $3.50	100,000	7.5	$3.20	66,000	$3.19
$5.00	31,200	6.4	$5.00	21,200	$5.00
$7.00	75,000	7.0	$7.00	75,000	$7.00
From $8.61 to $9.00	111,500	6.6	$8.74	63,300	$8.72
$9.60	200	7.0	$9.60	120	$9.60

Dividends

The Company has not paid any cash dividends through September 30, 2008.

6. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company derives a significant portion of its revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues for their respective time periods:

		Three Months Ended September 30, 2008
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$360,109	23%
Customer B	Subscription fees	213,384	14%
Customer C	Professional services	465,750	29%
Customer D	License fees/professional services	400,000	25%
Others	Various	147,125	9%
Total		$1,586,368	100%

		Three Months Ended September 30, 2007
	Revenue Type	Revenues	% of Total Revenues
Customer B	Subscription fees	$425,778	30%
Customer C	Professional services	327,937	23%
Customer E	License fees/professional services	218,330	15%
Others	Various	457,150	32%
Total		$1,429,195	100%

		Nine Months Ended September 30, 2008
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$1,019,600	22%
Customer B	Subscription fees	882,387	19%
Customer C	Professional services	1,250,747	26%
Others	Various	1,582,150	33%
Total		$4,734,884	100%

		Nine Months Ended September 30, 2007
	Revenue Type	Revenues	% of Total Revenues
Customer B	Subscription fees	$1,562,319	44%
Customer C	Professional services	754,493	21%
Others	Various	1,258,699	35%
Total		$3,575,511	100%

As of September 30, 2008, two customers accounted for 63% and 21% of net receivables, respectively. As of December 31, 2007, the Company had three customers that accounted for 42%, 28% and 17% of net receivables, respectively.

7.  COMMITMENTS AND CONTINGENCIES

Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 for a description of material legal proceedings, including the proceedings discussed below.

The Company is subject to claims and suits that arise from time to time in the ordinary course of business.

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application. In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company’s common stock based upon the developer attaining certain milestones. As of September 30, 2008, the Company had paid $470,834 and issued 3,473 shares of common stock related to this obligation.

On October 18, 2007, Robyn L. Gooden filed a purported class action lawsuit in the United States District Court for the Middle District of North Carolina naming the Company, certain of its current and former officers and directors, Maxim Group, LLC, and Jesup & Lamont Securities Corp. as defendants. The lawsuit was filed on behalf of all persons other than the defendants who purchased the Company’s securities from May 2, 2005 through September 28, 2007 and were damaged. The complaint asserts violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The complaint asserts that the defendants made material and misleading statements with the intent to mislead the investing public and conspired in a fraudulent scheme to manipulate trading in the Company’s stock, allegedly causing plaintiffs to purchase the stock at an inflated price. The complaint requests certification of the plaintiff as class representative and seeks, among other relief, unspecified compensatory damages including interest, plus reasonable costs and expenses including counsel fees and expert fees. On June 24, 2008, the court entered an order appointing a lead plaintiff for the class action. On September 8, 2008, the plaintiff filed an amended complaint which added additional defendants who had served as directors or officers of the Company during the class period as well the Company’s independent auditor.

During April 2008, the Company received approximately $95,000 in insurance reimbursement for previously disputed legal expenses primarily related to previously disclosed SEC matters. During August 2008, the Company and the insurance carrier agreed that the carrier would reimburse it $300,000 for previously disputed legal expenses primarily related to its previously disclosed SEC matters. The reimbursement covered all disputed Company expenses prior to September 11, 2007 as well as certain enumerated invoices in dispute for the balance of 2007, and it was received by the Company. Because the outcome of the dispute was unclear, the Company expensed all legal costs with respect to the SEC matters and the Company’s 2006 internal investigation as incurred. For the nine months ended September 30, 2008, both reimbursements have been recorded in the consolidated statements of operations as a gain on legal settlements.

On July 14, 2008, the Company filed a civil action against a former employee in the General Court of Justice, Superior Court Division, Durham County, North Carolina. The complaint alleged that the former employee embezzled funds from the Company in the amount of $105,600 and asserted claims for conversion and unfair trade practices. The lawsuit sought recovery for the embezzled funds, plus punitive damages or treble damages, interest, and attorneys’ fees. On August 25, 2008, the Company obtained a judgment against the former employee in the amount of $105,599.94, trebled to $316,799.82 pursuant to the North Carolina Unfair and Deceptive Trade Practice Statute, plus interest at 8% from the date of filing the complaint, and all court costs and reasonable attorneys’ fees existing as of the date of the judgment and as may accrue from time to time until the judgment is paid in full. The Company is in the process of attempting to collect on the judgment.

At this time, the Company is not able to determine the likely outcome of the Company’s current pending legal matters, nor can it estimate its potential financial exposure. Management has made an initial estimate based upon its knowledge, experience, and input from legal counsel, and the Company has accrued approximately $137,500 of legal reserves. Such reserves will be adjusted in future periods as more information becomes available. If an unfavorable resolution of any of these matters occurs, the Company’s business, results of operations, and financial condition could be materially adversely affected.

8.  SUBSEQUENT EVENTS

Convertible Note Financing. On November 12, 2008, the Company notified all current noteholders that it has exercised its option to sell $1.5 million aggregate principal of additional secured subordinated notes due November 14, 2010 (the “New Notes”) with substantially the same terms and conditions as the outstanding notes, as described in Note 4, “Notes Payable,” above, in a closing to occur on or before December 31, 2008. The Company will be obligated to pay interest on the New Notes at an annualized rate of 8% payable in quarterly installments commencing three months after the closing date. The Company plans to use the proceeds to meet ongoing working capital and capital spending requirements.

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

Overview

We develop and market software products and services targeted to small businesses that are delivered via a Software-as-a-Service, or SaaS, model. We also provide website consulting services, primarily in the e-commerce retail industry. We reach small businesses primarily through arrangements with channel partners that private-label our software applications and market them to their customer bases through their corporate websites. We believe these relationships provide a cost- and time-efficient way to market to a diverse and fragmented yet very sizeable small business sector.

Prior to 2008, we operated our company as two segments. During late 2007 and the first quarter of 2008, management realigned certain production and development functions and eliminated redundant administrative functions and now reports the consolidated business as a single business segment. During 2007, the two segments were our core operations, or the Smart Online segment, and the operations of our wholly-owned subsidiary Smart Commerce, Inc., or the Smart Commerce segment. The Smart Online segment generated revenues from the development and distribution of Internet-delivered SaaS small business applications through a variety of channels. The Smart Commerce segment derived its revenues primarily from subscriptions to our multi-channel e-commerce systems, including registration and e-mail solutions, e-commerce solutions, and website design; as well as website hosting and consulting services. We included costs that were not allocated to specific segments, such as corporate general and administrative expenses and share-based compensation expenses, in the Smart Online segment. We continue to evaluate the factors that will form the basis of our segmentation going forward.

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

In the second half of 2007, we commenced an overall evaluation of our business model as well as our current technologies, the outcome of which was the decision to develop a core industry standard platform for small business with an architecture designed to integrate with a virtually unlimited number of other applications, services, and existing infrastructures. These applications would include not only our own small business applications, which we are currently optimizing, but also other applications we expect to arise from collaborative partnerships with third-party developers and service providers. In addition, we identified emerging market opportunities in the small business segment to leverage social networking and community-building. We are currently refining and integrating these capabilities into the core platform to be readily available in a “plug-and-play” fashion to meet any anticipated customer need or desire. We believe that this platform and associated applications will provide opportunities for new sources of revenue, including an increase in our subscription fees. Because the platform is designed to follow industry standard protocol, we also believe that the customization efforts and associated timeline previously necessary to meet a particular customer’s requirements will diminish significantly, allowing us to shorten the sale-to-revenue cycle. As we near completion of the development of our industry standard platform, we are shifting our focus from development toward the sales and marketing of the new platform in the fourth quarter of 2008.

Sources of Revenue

We derive revenues from the following sources:

•	Subscription fees – monthly fees charged to customers for access to our SaaS applications

•	License fees – fees charged for perpetual or term licensing of platforms or applications

•	Professional service fees – fees related to consulting services, some of which complement our other products and applications

•	Other revenues – revenues generated from non-core activities such as syndication and integration fees; original equipment manufacturer, or OEM, contracts; and miscellaneous other revenues

Our current primary focus is to target those established companies that have both a substantial base of small business customers as well as a recognizable and trusted brand name in specific market segments. Our goal is to enter into partnerships with these established companies whereby they private-label our products and offer them to their small business customers. We believe the combination of the magnitude of their customer bases and their trusted brand names and recognition will help drive our subscription volume.

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. We make subscription sales either on a subscription or on a “for fee” basis. Applications for which subscriptions are available vary from our own portal to the websites of our partners. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user or the aggregating entity. We are focusing our efforts on enlisting new channel partners as well as diversifying with vertical intermediaries in various industries.

License fees consist of perpetual or term license agreements for the use of the Smart Online platform, the Smart Commerce platform, or any of our applications.

We generate professional service fees from our consulting services. For example, a partner may request that we re-design its website to better accommodate our products or to improve its own website traffic. We typically bill professional service fees on a time and material basis. Hosting and maintenance fees are generated as the services are provided.

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

Operating Expenses

For the balance of 2008, we expect our primary business initiatives to include increasing subscription fee revenue, making organizational improvements, concentrating our development efforts on enhancements and customization of our platforms and applications, and shifting our strategic focus to the sales and marketing of our products.

General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, legal, human resources, and information technology personnel; professional fees; depreciation and amortization expenses; insurance; and other corporate expenses, including facilities costs. We anticipate general and administrative expenses will increase as we incur additional professional fees and insurance costs related to the growth of our business and our operations as a public company. We expect to continue to incur material costs in 2008 related to the civil and criminal complaints filed in September 2007, described in detail in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1, “Legal Proceedings,” in this report and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008.

Sales and Marketing. Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small business customer bases. In June 2008, we engaged a public relations firm and, as a result, our public relations expenses increased in the third quarter and will continue to do so during the fourth quarter of 2008. As we implement our sales and marketing strategy to take our enhanced products to market, we also expect associated costs to increase in the balance of 2008 due to targeting new partnerships, development of channel partner enablement programs, additional sales and marketing personnel, and the various percentages of revenues we may be required to pay to future partners as marketing fees.

Research and Development. Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, or SFAS No. 86, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. Historically, we had not developed detailed design plans for our SaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant. These factors, combined with the historically low revenue generated by the sale of the applications that do not support the net realizable value of any capitalized costs, resulted in the continued expensing of underlying costs as research and development.

Beginning in May 2008, we determined that it was strategically desirable to develop an industry standard platform and enhance our current SaaS applications. A detailed design plan indicated that the product was technologically feasible. In July 2008, development commenced, and all related costs from this point in time are being capitalized in accordance with SFAS No. 86. Because of our scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to incur relatively low development costs as compared to traditional enterprise software business models. As we complete the core development of our new applications during the balance of 2008, we expect that future research and development expenses will decrease in both absolute and relative dollars as we continue to capitalize costs associated with the new platform and reduce our personnel to a core group focused on enhancements and custom development work for customers.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically reevaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. Management has consistently applied the same critical accounting policies and estimates which are fully described in our Annual Report on Form 10-K for the year ended December 31, 2007.

We derive revenue primarily from subscription fees charged to customers accessing our SaaS applications; the perpetual or term licensing of software platforms or applications; and professional services, consisting of consulting, development, hosting, and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. Because we license, sell, lease, or otherwise market computer software, we use the residual method pursuant to American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, as amended. This method allows us to recognize revenue for a delivered element when such element has vendor specific objective evidence, or VSOE, of the fair value of the delivered element. If we cannot determine or maintain VSOE for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

If multiple-element arrangements involve significant development, modification, or customization or if it we determine that certain elements are essential to the functionality of other elements within the arrangement, we defer revenue until all elements necessary to the functionality of the customer is provided. The determination of whether the arrangement involves significant development, modification, or customization could be complex and require the use of judgment by our management.

Under SOP 97-2, provided the arrangement does not require significant development, modification, or customization, we recognize revenue when all of the following criteria have been met:

1.	persuasive evidence of an arrangement exists

2.	delivery has occurred

3.	the fee is fixed or determinable

4.	collectibility is probable

If at the inception of an arrangement the fee is not fixed or determinable, we defer revenue until the arrangement fee becomes due and payable. If we deem collectibility not probable, we defer revenue until we receive payment or collection becomes probable, whichever is earlier. The determination of whether fees are collectible requires the judgment of our management, and the amount and timing of revenue recognition may change if different assessments are made.

Under the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we account for consulting, website design fees, and application development services separately from the license of associated software platforms when these services have value to the customer and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when milestones are achieved and accepted by the customer for fixed-price or long-term contracts. The majority of our consulting service contracts are on a time and material basis and are typically billed monthly based upon standard professional service rates.

Application development services are typically fixed price and of a longer term. As such, we account for these services as long-term construction contracts that require revenue recognition to be based on estimates involving total costs to complete and the stage of completion. The assumptions and estimates made to determine the total costs and stage of completion may affect the timing of revenue recognition, with changes in estimates of progress to completion and costs to complete accounted for as cumulative catch-up adjustments. If the criteria for revenue recognition on construction-type contracts are not met, we capitalize the associated costs of such projects and include them in costs in excess of billings on the balance sheet until such time that revenue recognition is permitted.

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user or the aggregating entity. Any payments received in advance of the subscription period are accrued as deferred revenue and amortized over the subscription period.

Because our customers generally do not have the contractual right to take possession of the software we license or market at any time, we recognize revenue on hosting and maintenance fees as the services are provided in accordance with Emerging Issues Task Force Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.

We are currently facing legal actions from stockholders that relate to the charges filed against our former Chief Executive Officer described in Part II, Item 1, “Legal Proceedings,” in this report. At this time, we are not able to determine the likely outcome of our currently pending legal matters, nor can we estimate our potential financial exposure. Management has made an initial estimate based upon its knowledge, experience, and input from legal counsel, and we have accrued approximately $137,500 of legal reserves. Such reserves will be adjusted in future periods as more information becomes available.

Overview of Results of Operations for the Three Months Ended September 30, 2008 and September 30, 2007

Total revenues were $1,586,000 for the three months ended September 30, 2008 compared to $1,429,000 for the same period in 2007, representing an increase of $157,000, or 11%. Gross profit increased $102,000, or 8%, to $1,363,000 from $1,261,000. Operating expenses increased $227,000, or 9%, to $2,897,000 from $2,670,000. Net loss decreased $171,000, or 11%, to $1,392,000 from $1,563,000.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

REVENUES:
Subscription fees	41%	58%
Professional service fees	39%	26%
License fees	18%	14%
Other revenue	2%	2%

Total revenues	100%	100%

COST OF REVENUES	14%	12%

GROSS PROFIT	86%	88%

OPERATING EXPENSES:
General and administrative	79%	98%
Sales and marketing	45%	44%
Research and development	59%	45%

Total operating expenses	183%	187%

LOSS FROM OPERATIONS	(97)%	(99)%

OTHER INCOME (EXPENSE):
Interest expense, net	(9)%	(10)%
Legal reserve and debt forgiveness, net	0%	(2)%
Gain on legal settlements, net	18%	0%
Other income	0%	2%

Total other income (expense)	9%	(10)%

NET LOSS	(88)%	(109)%

Comparison of the Results of Operations for the Three Months Ended September 30, 2008 and September 30, 2007

Revenues. Total revenues for the three months ended September 30, 2008 were $1,586,000 compared to $1,429,000 for the same period in 2007, representing an increase of $157,000, or 11%. This overall increase in revenues was primarily attributable to increases in professional service fees and license fees, offset in part by a decrease in subscription fees.

Subscription Fees - Subscription fees for the three months ended September 30, 2008 were $643,000 compared to $831,000 for the same period in 2007, representing a decrease of $188,000, or 23%. This decrease is primarily due to a 65% decline in active subscribers to whom we provide e-commerce, domain name, and email services for use as members of one of our primary customers, a direct-selling organization. The customer instituted an initiative in early 2008 to bring these services in-house, and we have experienced a steady migration from our platform each month.

Professional Service Fees - Professional service fees for the three months ended September 30, 2008 were $621,000 compared to $378,000 for the same period in 2007, representing an increase of $243,000, or 64%. This increase is primarily due to a number of website infrastructure upgrade projects completed in the third quarter of 2008 for a significant e-commerce retail customer. Because new customers typically contract for significant upfront professional services, professional service fees generally increase in advance of the associated subscription revenues. Professional service fees accounted for approximately 39% of third quarter 2008 revenues as compared to approximately 26% for third quarter 2007. We expect professional service fees will continue to represent a greater portion of total revenues for fiscal 2008 as compared to fiscal 2007.

License Fees - License fees for the three months ended September 30, 2008 were $291,000 compared to $200,000 for the same period in 2007, representing an increase of $91,000, or 46%. This increase is primarily the result of recognition in September 2008 of a perpetual license that had previously been classified as deferred revenue in prior periods because not all criteria of SOP 97-2 had been met.

Other Revenue - Other revenue for the three months ended September 30, 2008 totaled $31,000 compared to $20,000 for the same period in 2007. This revenue is generated from non-core activities. We expect these revenue streams to continue to be insignificant in the future as we continue our strategy of focusing on the growth of our subscription and license revenues.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2008 was $224,000 compared to $168,000 for the same period in 2007, representing an increase of $56,000, or 33%. This increase is primarily due to more domain name registrations and credit card processing fees resulting from a higher turnover rate of members of our direct-selling organization customers, as well as our introduction of business card printing services to these members beginning in early 2008.

Operating Expenses

Operating expenses for the three months ended September 30, 2008 were $2,897,000 compared to $2,670,000 for the same period in 2007, representing an increase of $227,000, or 9%. This increase was primarily attributable to increases in sales and marketing and research and development expenses, offset in part by a decrease in general and administrative expenses.

General and Administrative - General and administrative expenses for the three months ended September 30, 2008 were $1,246,000 compared to $1,398,000 for the same period in 2007, representing a decrease of $152,000, or 11%. This decrease is primarily due to a $108,000 reduction in salaries resulting from the termination or reassignment of several employees in connection with restructuring efforts, a $113,000 reduction in stock-based compensation expense resulting from our decision in June 2007 (which was later reversed) to limit future stock option grants, a reduction in outside consulting services of $84,000, a reduction in franchise taxes of $17,000, a reduction in Board member compensation of $13,000 as a result of our current Chairman of the Board not accepting cash consideration for his services, and $69,000 in non-recurring legal costs associated with the Securities and Exchange Commission, or SEC, action filed against us in September 2007. These reductions were offset in part by increases of $47,000 in outside accounting and recruiting fees as we transitioned to our permanent Chief Financial Officer and bad debt expense of $222,000 recorded in the third quarter of 2008. We anticipate that general and administrative expenses will continue to decrease in the fourth quarter of 2008 as our legal and professional fees are reduced. In addition, on July 1, 2008, our management initiated a restructuring program aimed at realigning certain production and development functions as well as eliminating redundant administrative functions. The objective was to reduce operating and administrative expenses in fiscal 2008 by consolidating significant operations in our Durham, North Carolina headquarters location. The program included severance of our employees located in Grand Rapids, Michigan and was completed in the third quarter of 2008 at an approximate cost of $55,000. We also anticipate that general and administrative expenses will decrease in the fourth quarter of 2008 as a result of these actions.

Sales and Marketing - Sales and marketing expenses for the three months ended September 30, 2008 were $710,000 compared to $635,000 for the same period in 2007, representing an increase of $75,000, or 12%. This increase is primarily attributable to $58,000 in increased wages resulting from additional sales and marketing personnel added during 2008, including new Vice President of Sales and Sr. Director of Marketing positions in the third quarter of 2008, as we began to shift our strategy from the development of a new platform to the sales and marketing of that platform. The increase was also attributable to $25,000 in public relations expenses resulting from the addition of a firm on retainer. We expect sales and marketing expenses to increase substantially in the fourth quarter of 2008 as we shift our focus from development to selling and marketing activities.

Research and Development - Research and development expenses for the three months ended September 30, 2008 were $941,000 compared to $637,000 for the same period in 2007, representing an increase of $304,000, or 48%. This increase is primarily due to a $186,000 increase in outside contractors (net of such costs included in capitalized software on our balance sheet) engaged to assist in a backlog of development projects, a $30,000 increase in employee development methodology training, a $97,000 estimated loss on a long-term customer contract recorded in the third quarter of 2008, and a net increase of $7,000 in development wages and related payroll expenses (net of such costs included in capitalized software on our balance sheet) as we added new employees in North Carolina in preparation for the restructuring of our Michigan operations in July 2008, as discussed above. We expect research and development expenses to decrease in the fourth quarter of 2008 as our focus moves to the marketing and sale of our newly enhanced products and as a relatively larger percentage of our costs are capitalized in accordance with SFAS No. 86.

Other Income (Expense)

We incurred net interest expense of $151,000 for the three months ended September 30, 2008 compared to net interest expense of $139,000 for the same period in 2007, representing an increase of $12,000, or 9%. Interest expense totaled $179,000 and $178,000 and interest income totaled $28,000 and $35,000 during the third quarters of 2008 and 2007, respectively. During the three months ended September 30, 2008, we carried a higher balance on our line of credit with Paragon Commercial Bank, or Paragon, but this increase in interest was offset in part by completion of the amortization of the stock purchase warrant and agreement with Atlas as described in Note 5, “Stockholders’ Equity,” to the consolidated financial statements in this report. Interest income during the third quarter of 2008 was primarily attributable to interest accrued on the note receivable with a customer; however, it is lower than the same quarter in 2007 due to the higher level of money market interest earned on the cash proceeds of the February 2007 private placement also described in Note 5, “Stockholders’ Equity,” to the consolidated financial statements in this report.

Overview of Results of Operations for the Nine Months Ended September 30, 2008 and September 30, 2007

Total revenues were $4,735,000 for the nine months ended September 30, 2008 compared to $3,576,000 for the same period in 2007, representing an increase of $1,159,000, or 32%. Gross profit increased $878,000, or 27%, to $4,098,000 from $3,220,000. Operating expenses increased $1,468,000, or 21%, to $8,508,000 from $7,040,000. Net loss increased $438,000, or 11%, to $4,525,000 from $4,087,000.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenues for the periods indicated:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

REVENUES:
Subscription fees	45%	57%
Professional service fees	45%	28%
License fees	8%	1%
Other revenue	2%	14%

Total revenues	100%	100%

COST OF REVENUES	13%	10%

GROSS PROFIT	87%	90%

OPERATING EXPENSES:
General and administrative	81%	100%
Sales and marketing	45%	44%
Research and development	54%	53%

Total operating expenses	180%	197%

LOSS FROM OPERATIONS	(93)%	(107)%

OTHER INCOME (EXPENSE):
Interest expense, net	(11)%	(11)%
Legal reserve and debt forgiveness, net	0%	(1)%
Gain on legal settlements, net	8%	0%
Other income	0%	5%

Total other income (expense)	(3)%	(7)%

NET LOSS	(96)%	(114)%

Comparison of the Results of Operations for the Nine Months Ended September 30, 2008 and September 30, 2007

Revenues. Total revenues for the nine months ended September 30, 2008 were $4,735,000 compared to $3,576,000 for the same period in 2007, representing an increase of $1,159,000, or 32%. This overall increase in revenues was primarily attributable to an increase in professional service fees.

Subscription Fees – Subscription fees for the nine months ended September 30, 2008 were $2,133,000 compared to $2,040,000 for the same period in 2007, representing an increase of $93,000, or 5%. This increase was due to new partnerships under which we began recognizing revenue in the second half of 2007.

Professional Service Fees - Professional service fees for the nine months ended September 30, 2008 were $2,130,000 compared to $985,000 for the same period in 2007, representing an increase of $1,145,000, or 116%. This increase was due to existing customers requesting additional project consulting services for their web initiatives as well as $465,000 associated with the recognition of consulting revenue from new customers added in fiscal 2008. Professional service fees accounted for approximately 45% of revenue for the first nine months of 2008 as compared to approximately 28% for the first nine months of 2007. We expect professional service fees will continue to represent a greater portion of total revenues for fiscal 2008 as compared to fiscal 2007.

License Fees - License fees for the nine months ended September 30, 2008 were $395,000 compared to $480,000 for the same period in 2007, representing a decrease of $85,000, or 18%. The license revenue for the first nine months of 2008 was primarily related to a single license agreement signed during 2007 under which $100,000 of the fee was collected during the first quarter of 2008, but for which the revenue was deferred at December 31, 2007 in accordance with the provisions of SOP 97-2; the ratable recognition of $30,000 of a term license that commenced in June 2008; and the recognition of $280,000 in September 2008 relating to a perpetual license. The license revenue for the first nine months of 2007 related to a single perpetual license agreement entered into during the second quarter of 2007.

Other Revenue - Other revenue for the nine months ended September 30, 2008 totaled $77,000 compared to $71,000 for the same period in 2007. This revenue is generated from non-core activities. We expect these revenue streams to continue to be insignificant in the future as we continue our strategy of focusing on the growth of our subscription and license revenues.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2008 was $636,000 compared to $356,000 for the same period in 2007, representing an increase of $280,000, or 79%. This increase was primarily the result of incremental costs incurred in connection with supporting several new customers acquired in the latter part of 2007 and first part of 2008 as well as a higher turnover rate of members of existing direct-selling organization customers. These incremental costs include additional call center personnel salaries and related payroll expenses of $100,000, hosting costs of $61,000, and credit card processing of $33,000. In addition, we incurred costs of $45,000 as a result of the introduction of business card printing services to direct-selling organization members in early 2008.

Operating Expenses

Operating expenses for the nine months ended September 30, 2008 were $8,508,000 compared to $7,040,000 for the same period in 2007, representing an increase of $1,468,000, or 21%. This increase was primarily attributable to increases in sales and marketing and research and development expenses.

General and Administrative - General and administrative expenses for the nine months ended September 30, 2008 were $3,823,000 compared to $3,567,000 for the same period in 2007, representing an increase of $256,000, or 7%. This increase is primarily attributable to an increase in legal costs of $246,000 as we performed a review of our corporate and customer agreements, strengthened our internal controls and review procedures related to the legal function, and incurred fees in connection with the legal proceedings brought during the third quarter of 2007 against us, our former Chief Executive Officer, and a former employee. We also incurred higher professional services, contract labor costs, and recruiting fees in the first nine months of 2008 totaling $171,000 as a result of our engagement of a contract Interim Chief Financial Officer during our search for a new full-time Chief Financial Officer. In addition, during 2007 we began granting restricted stock, but failed to report certain taxes in connection with the vesting of restricted stock. We accrued $55,000 during the second quarter of 2008 to cover the estimated tax obligations and fees. We self-reported to the Internal Revenue Service regarding this matter and have implemented procedures to ensure full tax compliance going forward. These increases were partially offset by a $233,000 decrease in stock-based compensation expense resulting from our decision in June 2007 (which was later reversed) to limit future stock option grants.

Sales and Marketing - Sales and marketing expenses for the nine months ended September 30, 2008 were $2,137,000 compared to $1,564,000 for the same period in 2007, representing an increase of $573,000, or 37%. This increase is primarily attributable to $291,000 in expense associated with new revenue sharing arrangements added in the latter part of 2007, $44,000 in increased wages resulting from additional sales and marketing personnel added during the first nine months of 2008, increased sales commissions of $99,000, and $60,000 in public relations expenses.

Research and Development - Research and development expenses for the nine months ended September 30, 2008 were $2,547,000 compared to $1,909,000 for the same period in 2007, representing an increase of $638,000, or 33%. This increase is primarily due to increased personnel expenses as we added developers during the last quarter of 2007 and first nine months of 2008 to enhance and customize our platforms and applications and to launch additional private-label sites.

Other Income (Expense)

We incurred net interest expense of $520,000 for the nine months ended September 30, 2008 compared to net interest expense of $401,000 for the same period in 2007, representing an increase of $119,000, or 30%. Interest expense totaled $562,000 and $524,000 and interest income totaled $42,000 and $123,000 during the first nine months of 2008 and 2007, respectively. Interest expense increased as a direct result of increased indebtedness under lines of credit and $3.3 million and $1.5 million of secured subordinated convertible notes bearing interest at 8% per annum issued in November 2007 and August 2008, respectively. The decrease in interest income is due to lower cash balances in the first nine months of 2008 as the cash proceeds raised in the February 2007 private placement described in Note 5, “Stockholders’ Equity,” to the consolidated financial statements in this report were depleted in operations.

During the first nine months of 2008, we recognized $404,000 in other income, including a $395,000 gain on legal settlements with our insurance carrier as described in Note 7, “Commitments and Contingencies,” to the consolidated financial statements in this report.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the third quarter of 2008 primarily due to continued substantial uncertainty based on objective evidence regarding our ability to realize our deferred tax assets, thereby warranting a full valuation allowance in our financial statements. We have approximately $47,000,000 in net operating loss carryforwards, which may be utilized to offset future taxable income.

Liquidity and Capital Resources

At September 30, 2008, our principal sources of liquidity were cash and cash equivalents totaling $31,000 and current accounts receivable of $483,000. As of November 10, 2008, our principal sources of liquidity were cash and cash equivalents totaling approximately $45,000 and accounts receivable of approximately $305,000. As of September 30, 2008, we had drawn approximately $1.52 million on our $2.47 million line of credit with Paragon, leaving approximately $950,000 available under the line of credit for our operations. As of November 10, 2008, we had drawn approximately $2.15 million on the Paragon line of credit, leaving approximately $320,000 available under the line of credit for our operations, and we expect to continue to draw down on this line of credit as needed for working capital purposes. During the third quarter of 2008, management established automated sweeps among its accounts at Paragon whereby all available cash at the end of each day is used to pay down the line of credit with Paragon, the purpose of which is to reduce our interest expense. This line of credit expires in February 2009 but is renewable if the underlying irrevocable standby letter of credit remains in force. This letter of credit is currently scheduled to expire in February 2010. As of November 10, 2008, we also have the ability to call up to approximately $10.5 million of additional funding from our convertible noteholders and, on November 12, 2008, we notified the convertible noteholders that we have exercised our option to sell $1.5 million aggregate principal of additional secured subordinated notes in a closing to occur on or before December 31, 2008, as described below under “Recent Developments.”

During the quarter ended September 30, 2008, our working capital deficit increased by approximately $2,701,000 to approximately $1,814,000 compared to a working capital surplus of $887,000 at December 31, 2007. As described more fully below, the working capital deficit at September 30, 2008 is primarily attributable to negative cash flows from operations, including a $120,000 increase in accounts receivable, a $148,000 increase in notes receivable, and a $544,000 increase in prepaid expenses during the first nine months of 2008.

Cash Flow from Operations. Cash used in operations for the nine months ended September 30, 2008 totaled $3,980,000, up from $3,319,000 for the same period in 2007. This increase is primarily due to the prepayment of 36 months of rent at our new headquarter facilities, a decrease in deferred revenue, and a general increase in cash operating costs.

Cash Flow from Investing Activities. Cash used in investing activities for the nine months ended September 30, 2008 totaled $400,000, up from $89,000 for the same period in 2007. This increase is primarily due to the acquisition of furniture and upgrade of computer equipment in connection with our relocation to new headquarter facilities, as well as the capitalization of software costs related to our new platform.

Cash Flow from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2008 totaled $937,000, down from $5,309,000 for the same period in 2007. This decrease is primarily due to cash raised in 2007 from the issuance of common stock as described below, a portion of which was used to reduce debt borrowings. In the first nine months of 2008, the Company again relied upon debt borrowings to help fund operations.

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

Debt Financing. On February 15, 2008, we repaid the full outstanding principal balance of $2,052,000 and accrued interest of $2,890 outstanding under our revolving credit arrangement with Wachovia Bank, NA, or Wachovia. The line of credit advanced by Wachovia was $2.5 million to be used for general working capital purposes. Any advances made on the line of credit were to be paid off no later than August 1, 2008. The line of credit was secured by our deposit account at Wachovia and the irrevocable standby letter of credit issued by HSBC Private Bank (Suisse) SA, or HSBC, with Atlas Capital, SA, or Atlas, a current stockholder and affiliate, both of which were released by Wachovia.

On February 20, 2008, we entered into a revolving credit arrangement with Paragon that is subject to annual renewal subject to mutual approval. The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit must be paid off no later than February 19, 2009, subject to extension due to renewal, with monthly payments being applied first to accrued interest and then to principal. The interest shall accrue on the unpaid principal balance at the Wall Street Journal’s published prime rate minus one half percent. As of September 30, 2008, the line of credit was secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party, expiring February 18, 2010. We also have agreed with Atlas that in the event of our default in the repayment of the line of credit that results in the letter of credit being drawn, we will reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At our sole discretion, these payments may be made in cash or by issuing shares of our common stock at a set per share price of $2.50.

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

On November 14, 2007, in an initial closing, we sold $3.3 million aggregate principal amount of secured subordinated convertible notes due November 14, 2010, or the initial notes. In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal of secured subordinated notes in future closings upon approval and call by our Board of Directors. On August 12, 2008, we exercised our option to sell $1.5 million aggregate principal of additional secured subordinated notes due November 14, 2010, or the additional notes, and together with the initial notes, the notes, with substantially the same terms and conditions as the initial notes. In connection with the sale of the additional notes, the noteholders holding a majority of the aggregate principal amount of the notes outstanding agreed to increase the aggregate principal amount of secured subordinated convertible notes that they are committed to purchase from $8.5 million to $15.3 million, of which $4.8 million is currently outstanding.

We are obligated to pay interest on the initial notes and the additional notes at an annualized rate of 8% payable in quarterly installments commencing on February 14, 2008 and November 12, 2008, respectively. We are not permitted to prepay the notes without approval of the holders of at least a majority of the principal amount of the notes then outstanding.

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

If a noteholder elects to convert its notes under these circumstances, the conversion price of notes:

•	issued in the initial closing on November 14, 2007 shall be $3.05; and

•
issued on August 12, 2008 shall be the lower of $3.05 or the average of the closing bid and asked prices of shares of our common stock quoted in the Over-The-Counter Market Summary (or, if our shares are traded on the Nasdaq Stock Market or another exchange, the closing price of shares of our common stock quoted on such exchange) averaged over five trading days prior to the closing date of the sale of the additional notes.

Payment of the notes will be automatically accelerated if we enter voluntary or involuntary bankruptcy or insolvency proceedings.

The notes and the common stock into which they may be converted have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors that were our existing stockholders. The investors in the initial notes include (i) The Blueline Fund, or Blueline, which originally recommended Philippe Pouponnot, one of our former directors, for appointment to the Board of Directors; (ii) Atlas, an affiliate that originally recommended Shlomo Elia, one of our current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd., which is owned by Doron Roethler, who subsequently became Chairman of our Board of Directors and serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of our directors and executive officers. The investors in the additional notes are Atlas and Crystal Management Ltd.

In addition, if we propose to file a registration statement to register any of its common stock under the Securities Act in connection with the public offering of such securities solely for cash, subject to certain limitations, we must give each noteholder who has converted its notes into common stock the opportunity to include such shares of converted common stock in the registration. We have agreed to bear the expenses for any of these registrations, exclusive of any stock transfer taxes, underwriting discounts, and commissions.

On November 6, 2007, Canaccord Adams Inc. agreed to waive any rights it held under its January 2007 engagement letter with us that it may have with respect to the convertible note offering, including the right to receive any fees in connection with the offering.

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

Recent Developments

As more fully described elsewhere in this report, on November 12, 2008 we notified all current noteholders that we have exercised our option to sell $1.5 million aggregate principal of additional secured subordinated notes due November 14, 2010, or the new notes, with substantially the same terms and conditions as the outstanding notes in a closing to occur on or before December 31, 2008. We will be obligated to pay interest on the new notes at an annualized rate of 8% payable in quarterly installments commencing three months after the closing date, and we will not be permitted to prepay the new notes without approval of the holders of at least a majority of the aggregate principal amount of the notes then outstanding. We plan to use the proceeds to meet ongoing working capital and capital spending requirements.

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

We have made the following changes to our internal controls over financial reporting during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	hired a new permanent Chief Financial Officer;

•
implemented dual-control security on all cash transfers with our bank and established maximums that could be initiated by our Controller, with any transfer in excess of such maximums requiring initiation by one of our officers;

•	restricted check signing authority to our officers;

•	modified permission rights in our accounting software to ensure transactions could not be modified or deleted after posting;

•	implemented a structured vendor invoice approval process with multiple levels of approval required before the expense can be entered into our accounting system;

•	engaged an outside firm to conduct an ethics training course for all members of management;

•
with respect to our previously-identified controls regarding period closing, refined our internal checklist to ensure that all period closing procedures are recorded properly and completely, and that the financial statements are reviewed and approved by our Chief Financial Officer; and

•
with respect to our controls regarding stock option and restricted stock expense, implemented a process to track the vesting of restricted stock issued to employees and introduced a policy to allow the netting of shares as payment of the resulting employee tax obligation so that such taxes are paid timely to governmental agencies.

During the fourth quarter of 2008, we are developing a new general ledger chart of accounts to more closely align our 2009 budget with actual results and to assign accountability for expenses by department. We are also working on the testing and remediation phases of our compliance initiative with respect to the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. As part of our ongoing efforts to improve our internal control over financial reporting, our new Chief Financial Officer is continuing to evaluate certain financial and accounting functions. As we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, we have identified five critical control areas for improvement in fiscal 2008. As discussed above, we have adopted controls related to period closing and stock option and restricted stock expense. We expect to make several additional changes to our internal control over financial reporting during the remainder of fiscal 2008, including full adoption of the remaining previously-identified controls relating to accrual analysis and journal entries, the adoption of which would be critical and material to our internal control environment.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008 for a description of material legal proceedings, including the proceedings discussed below.

On July 14, 2008, we filed a civil action against a former employee in the General Court of Justice, Superior Court Division, Durham County, North Carolina. The complaint alleged that the former employee embezzled funds from us in the amount of $105,600 and asserted claims for conversion and unfair trade practices. The lawsuit sought recovery for the embezzled funds, plus punitive damages or treble damages, interest, and attorneys’ fees. On August 25, 2008, we obtained a judgment against the former employee in the amount of $105,599.94, trebled to $316,799.82 pursuant to the North Carolina Unfair and Deceptive Trade Practice Statute, plus interest at 8% from the date of filing the complaint, and all court costs and reasonable attorneys’ fees existing as of the date of the judgment and as may accrue from time to time until the judgment is paid in full. We are in the process of attempting to collect on the judgment.

On October 18, 2007, Robyn L. Gooden filed a purported class action lawsuit in the United States District Court for the Middle District of North Carolina naming us, certain of our current and former officers and directors, Maxim Group, LLC, and Jesup & Lamont Securities Corp. as defendants. The lawsuit was filed on behalf of all persons other than the defendants who purchased our securities from May 2, 2005 through September 28, 2007 and were damaged. The complaint asserts violations of federal securities laws, including violations of Section 10(b) of the Exchange Act and Rule 10b-5. The complaint asserts that the defendants made material and misleading statements with the intent to mislead the investing public and conspired in a fraudulent scheme to manipulate trading in the our stock, allegedly causing plaintiffs to purchase the stock at an inflated price. The complaint requests certification of the plaintiff as class representative and seeks, among other relief, unspecified compensatory damages including interest, plus reasonable costs and expenses including counsel fees and expert fees. On June 24, 2008, the court entered an order appointing a lead plaintiff for the class action. On September 8, 2008, the plaintiff filed an amended complaint which added additional defendants who had served as our directors or officers during the class period as well as our independent auditor.

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

We have had recurring losses from operations and continue to have negative cash flows. If we do not become cash flow positive through additional financing or growth, we may have to cease operations and liquidate our business. Our working capital, including our line of credit with Paragon, February 2007 equity financing transaction, and convertible note financings, should fund our operations for the next 12 to 18 months. As of November 10, 2008, we have approximately $320,000 available on our revolving line of credit and approximately $10.5 million available through our convertible note financing. On November 12, 2008, we notified our convertible noteholders that we have exercised our option to sell $1.5 million aggregate principal of additional secured subordinated notes in a closing to occur on or before December 31, 2008. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, the charges filed against a former officer and a former employee filed by the SEC and the United States Attorney General, and the pending shareholder class action lawsuit may require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan and may not be able to sustain our business.

Current economic uncertainties in the global economy could adversely impact our growth, results of operations, and our ability to forecast future business.

In 2008, there has been a downturn in the global economy, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, and liquidity concerns. These conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow or defer spending on our products and services, which would delay and lengthen sales cycles, or change their willingness to enter into longer-term licensing and support arrangements with us. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery. If the downturn in the general economy or markets in which we operate persists or worsens from present levels, our business, financial condition, and results of operations could be materially and adversely affected.

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

In addition, we face uncertainty regarding amounts that we may have to pay as indemnification to certain current and former officers, directors, and employees under our Bylaws and Delaware law with respect to these actions, and we may not recover all of these amounts from our directors and officers liability insurance policy carrier. Our Bylaws and Delaware law generally require us to indemnify, and in certain circumstances advance legal expenses to, current and former officers and directors against claims arising out of such person’s status or activities as our officer or director, unless such person (i) did not act in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests or (ii) had reasonable cause to believe his conduct was unlawful. As of November 10, 2008, there are SEC and criminal actions pending against a former executive officer and a former employee who have requested that we indemnify them and advance expenses incurred by them in the defense of those actions. Also, a stockholder class action lawsuit has been filed against us and certain of our current and former officers, directors, and employees. The SEC, criminal, and stockholder actions are more fully described in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1, “Legal Proceedings,” in this report and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008.

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

In addition, our insurance policy provides that, under certain conditions, our insurer may have the right to seek recovery of any amounts it paid to the individual insureds or us. As of November 10, 2008, we do not know and can offer no assurances about whether these conditions will apply or whether the insurance carrier will change its position regarding coverage related to the current actions. Therefore, we can offer no assurances that our insurer will not seek to recover any amounts paid under its policy from the individual insureds or us. If such recovery is sought, then we may have to expend considerable financial resources in defending and potentially settling or otherwise resolving such a claim, which could substantially reduce the amount of capital available to fund our operations.

Our executive management team is critical to the execution of our business plan and the loss of their services could severely impact negatively on our business.

Our executive management team has undergone significant changes during late 2007 and the first nine months of 2008. Our success depends significantly on the continued services of our executive management personnel and attracting additional qualified personnel. Losing any of our officers could seriously harm our business. Competition for executives is intense. Although we have resolved the SEC charges filed against us, we may not be able to attract highly qualified candidates to serve on our executive management team. If we had to replace any of our officers, we would not be able to replace the significant amount of knowledge that they may have about our operations. If we cannot attract and retain qualified personnel and integrate new members of our executive management team effectively into our business, then our business and financial results may suffer. In addition, all of our executive team work at the same location, which could make us vulnerable to loss of our entire management team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

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

Our former Chief Financial Officer resigned at the end of the first quarter of 2008, resulting in our loss of his financial expertise and knowledge of our history and past transactions. We engaged an outside accounting consultant and an Interim Chief Financial Officer, each with a level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements to assist us during the transition period between permanent Chief Financial Officers. We appointed a new Chief Financial Officer on July 15, 2008 who has restructured our financial and accounting functions to address concerns regarding segregation of duties and expense approval processes.

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

During 2007, we began granting restricted stock, but failed to properly report certain taxes in connection with the vesting of restricted stock. We accrued $55,000 during the second quarter of 2008 to cover the estimated tax obligations and fees. We self-reported to the Internal Revenue Service regarding this matter and paid estimated taxes and penalties of $28,655 in the third quarter of 2008, with additional costs associated with this event expected in the fourth quarter of 2008. In addition, we are subject to a settlement offer in compromise order with the Internal Revenue Service regarding past tax obligations and could be subject to significant past penalties related to this order depending upon the Internal Revenue Service’s view of our approach to handling the current matter. Any such additional tax penalties could materially and adversely impact our financial condition and results of operations.

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

Our stock historically has been very thinly traded. The average daily trading volume for our common stock between January 2008 and September 2008 was approximately 34,852 shares per day. The number of shares that could be sold during this period was restrained by previous contractual and other legal limitations imposed on some of our shares that are no longer applicable. This means that market supply may increase more than market demand for our shares. Many companies experience a decrease in the market price of their shares when such events occur.

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

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. A securities class action was filed against us in October 2007 as more fully described in Part II, Item 1, “Legal Proceedings,” in this report. This securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. We may determine, like many defendants in such lawsuits, that it is in our best interest to settle the lawsuit, even if we believe that the plaintiffs’ claims have no merit, to avoid the cost and distraction of continued litigation. Any liability we incur in connection with this or any other potential lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this type of lawsuit could harm our results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, there were no sales of unregistered securities during the third quarter of fiscal 2008.

The following table lists all repurchases during the third quarter of fiscal 2008 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2008	-		$-		-	-
August 1 – August 31, 2008	-		$-		-	-
September 1 – September 30, 2008	9,551	(1)	$3.25	(2)	-	-
Total	9,551		$3.25		-	-

(1)
Includes 2,051 shares repurchased in connection with tax withholding obligations under the 2004 Plan and 7,500 shares of restricted stock forfeited by one of our directors in exchange for the grant of a stock option to purchase 15,000 shares of common stock at an exercise price of $3.25 per share.

(2)
Represents the average price paid per share for the 2,051 shares repurchased in connection with tax withholding obligations under the 2004 Plan and does not reflect the grant of a stock option to purchase 15,000 shares at an exercise price of $3.25 per share in exchange for the forfeiture of 7,500 shares of restricted stock by one of our directors.

Item 5.  Other Information

In connection with our increased focus on sales and marketing, on November 10, 2008, Neile King’s position was changed from Chief Operating Officer to Vice President of Sales and Marketing. Mr. King will oversee our sales and marketing function, and the operational functions will report directly to David Colburn, our President and Chief Executive Officer.

On November 12, 2008, we notified all of our current convertible noteholders that we have exercised our option to sell $1.5 million aggregate principal of additional secured subordinated notes due November 14, 2010, or the new notes, with substantially the same terms and conditions as the initial notes sold on November 14, 2007 and the additional notes sold on August 12, 2008, in a closing to occur on or before December 31, 2008. We will be obligated to pay interest on the new notes at an annualized rate of 8% payable in quarterly installments commencing three months after the closing date. All other terms and conditions of the new notes will be the same as the terms and conditions of the additional notes sold on August 12, 2008, described below.

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

•	increase the number of shares authorized for issuance to officers, directors, employees, consultants, and advisors pursuant to equity incentive plans or arrangements.

We plan to use the proceeds to meet ongoing working capital and capital spending requirements.

Item 6.  Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
4.1	First Amendment to Convertible Secured Subordinated Note Purchase Agreement, dated August 12, 2008, by and among Smart Online, Inc. and certain investors
10.1
Sublease Agreement, dated July 30, 2008, between Advantis Real Estate Services Company and Smart Online, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

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

Smart Online, Inc.

/s/ David E. Colburn
David E. Colburn
Date: November 12, 2008	Principal Executive Officer

/s/ Timothy L. Krist
Timothy L. Krist
Principal Financial Officer and
Date: November 12, 2008	Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1	First Amendment to Convertible Secured Subordinated Note Purchase Agreement, dated August 12, 2008, by and among Smart Online, Inc. and certain investors
10.1
Sublease Agreement, dated July 30, 2008, between Advantis Real Estate Services Company and Smart Online, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

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