Form 10-K
period 2008-12-31
SMART ONLINE INC
filed 2009-03-30
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-32634

SMART ONLINE, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	95-4439334 (I.R.S. Employer Identification No.)

4505 Emperor Blvd., Ste. 320 Durham, North Carolina (Address of principal executive offices)	27703 (Zip Code)
(919) 765-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $47,601,644 (based on the closing sale price of $3.15 per share).

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of March 24, 2009 was 18,333,455.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 16, 2009 are incorporated by reference into Part III.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, regarding our plans, objectives, expectations, intentions, future financial performance, future financial condition, and other statements that are not historical facts. You can identify these statements by our use of the future tense, or by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “continue,” and other similar words and phrases. Examples of sections containing forward-looking statements include Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified in Part I, Item 1A, “Risk Factors” and elsewhere in this report for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Item 1.	Business

General

In this Annual Report on Form 10-K, we refer to Smart Online, Inc. as “Smart Online,” the “Company,” “us,” “we,” and “our.” Smart Online was incorporated in Delaware in August 1993 and became a public company through a self-registration in February 2005. Smart Online’s common stock trades on the OTC Bulletin Board, or the OTCBB, under the symbol “SOLN.”

We develop and market software products and services targeted to small businesses that are delivered via a Software-as-a-Service, or SaaS, model. We also provide website consulting services, primarily in the e-commerce retail industry. We reach small businesses primarily through arrangements with channel partners that private label our software applications and market them to their customer bases through their corporate websites. We believe these relationships provide a cost- and time-efficient way to market to a diverse and fragmented yet very sizeable small-business sector. We also offer our products directly to end-user small businesses through our OneBiz® branded website.

History

During the early stages of our development, we offered application-specific software using the “shrink-wrapped” method of distribution of diskettes and CD-ROMs, primarily through large office supply retailers. In 2000, we undertook a significant shift in our business strategy by moving away from the development and sale of shrink-wrapped software products and began developing SaaS applications for sale over the Internet.

Unlike the shrink-wrapped distribution method that requires the end user to install, configure, and maintain hardware, software, and network services internally to support the software applications, or the ASP model that permits access to the software resident on a server by a user from one dedicated PC, our proprietary multi-tenant SaaS applications allow small businesses to subscribe and access those applications via a browser from any PC on an as-needed basis, with no installation or maintenance required by the end user.

In October 2005, we acquired substantially all of the assets of Computility, Inc., or Computility, an Iowa-based, privately held developer and distributor of sales force automation and customer relationship management, or SFA/CRM, software applications. We operated this business under the name Smart CRM, Inc. (d/b/a Computility), or Smart CRM. Upon our integration of Smart CRM’s SFA/CRM application into our OneBiz® platform, we determined that the remaining operations of Smart CRM, specifically consulting and network management, were not integral to our ongoing operations and business model. On September 29, 2006, we sold these non-integral Smart CRM assets to Alliance Technologies, Inc., or Alliance, and reclassified Smart CRM as a discontinued operation.

The Smart CRM assets sold to Alliance included the SFA/CRM software application developed and sold by Smart CRM and its predecessor-in-interest, Computility. We retained all rights relating to the derivative SFA/CRM SaaS application developed by us with Smart CRM and incorporated into our SaaS offerings.

In October 2005, we purchased all of the capital stock of iMart Incorporated, or iMart, a Michigan-based company providing multi-channel e-commerce systems. Subsequently, we operated this business as our wholly owned subsidiary, Smart Commerce, Inc., or Smart Commerce.

In 2007, we operated our company as two segments. The two segments were our core operations, or the Smart Online segment, and the operations of our wholly owned subsidiary Smart Commerce, or the Smart Commerce segment. The Smart Online segment generated revenues from the development and distribution of Internet-delivered SaaS small-business applications through a variety of channels. The Smart Commerce segment generated revenues primarily from subscriptions to our multi-channel e-commerce systems, including domain name registration and e-mail solutions, e-commerce solutions, and website design, as well as website hosting and consulting services. We included costs that were not allocated to specific segments, such as corporate general and administrative expenses and share-based compensation expenses, in the Smart Online segment. During late 2007 and the first quarter of 2008, we realigned certain production and development functions and eliminated redundant administrative functions and now report the consolidated business as a single business segment.

In the second half of 2007, we commenced an overall evaluation of our business model as well as our current technologies, the outcome of which was our decision to develop a core industry-standard platform for small business with an architecture designed to integrate with a virtually unlimited number of other applications, services, and existing infrastructures. These applications would include not only our own small-business applications, which we are currently optimizing, but also other applications we expect to arise from collaborative partnerships with third-party developers and service providers. In addition, we identified emerging-market opportunities in the small-business segment to leverage social networking and community building. We are currently refining and integrating these capabilities into the core platform to be readily available in a “plug-and-play” fashion to meet any anticipated customer need or desire. We believe that this platform and associated applications will provide opportunities for new sources of revenue, including an increase in our subscription fees. We also believe, because the platform is designed to follow industry-standard protocol, that the customization efforts and associated timeline previously necessary to meet a particular customer’s requirements will diminish significantly, allowing us to shorten the sale-to-revenue cycle. As we near completion of the development of our industry-standard platform, we began shifting our focus from development toward the sales and marketing of the new platform in the fourth quarter of 2008.

In light of our new operating strategy involving the industry-standard platform, the consolidation of all operations into our North Carolina headquarters, and other factors including certain income tax advantages, we concluded in the latter part of 2008 that it was no longer necessary to operate with the Smart Commerce and Smart CRM subsidiaries. As a result, an upstream merger was completed as of December 31, 2008 that merged the subsidiaries with the parent corporation.

Principal Products and Services

Our principal products and services include:

•	SaaS applications for business management, web marketing, and e-commerce;
•	Software business tools that assist customers in developing written content; and
•	Services that are designed to complement our product offerings and allow us to create custom business solutions that fit our end users’ and channel partners’ needs.

Our SaaS applications are designed to allow end users to access and work on information securely from any location where an Internet browser can be accessed. These applications include:

e-Commerce – Our e-commerce applications are designed to give customers the capability to conduct transactions online. These applications also include inventory query, shopping cart, financial transactions, shipping, domain name registration and business-to-business communication for small businesses. We provide consulting services such as website design and launch, among others, in connection with these applications. Our e-commerce offerings are designed to help direct marketers increase sales, better leverage corporate resources, and deliver superior customer service.

SFA/CRM – Our SFA/CRM application allows end users to create standardized processes to define their sales approach, create marketing plans, and monitor and guide sales activities. Users can utilize the customer service management feature to create, monitor, and track service requests. In addition, users can display and present their business data with built-in report templates designed to provide information on sales activity, pipeline activity, revenue, and other relevant business data.

Business Dashboard – Our Business Dashboard application provides a snapshot of real-time business data in a single view, allowing users to monitor key information about their company and employees. Examples of business information that end users may view on the dashboard include a list of key documents for the user, daily events scheduled, product shipments, and a list of new employees. The dashboard displays different information to each user based upon his or her job function and access levels within the company.

Accounting – Our Accounting application is targeted for end users that want to create and maintain their accounting records online in a secure fashion, but do not have the resources or desire to utilize traditional accounting applications designed for larger businesses. The Accounting application enables a user to create invoices, record payments, print checks, produce real-time financial statements and reports, as well as manage accounts receivable and payable.

Human Resource Center – Our Human Resource, or HR, Center application is designed to allow companies to manage their daily human resources needs, including employee information, HR documents, performance reviews, and compensation. The HR Center application also allows employers to manage the attendance records of each employee by creating and assigning vacation, sick leave, civil leave, and leave under other policies to each employee. The application allows an end-user manager to monitor and approve or decline time-off requests and automatically track how much time each employee has available on a per-policy basis.

Calendar – Our Calendar application is a full-function, easy-to-use online calendar. The Calendar application features daily, weekly, and monthly views, together with a mini calendar that allows the end user to quickly browse to any date. Automated e-mail reminders can be scheduled, indicating notification of an upcoming event. In addition, employees may collaborate with their colleagues by sharing their calendars and events. This application also includes a to-do list to set up tasks, assign priorities and due dates, and mark tasks as complete.

Contacts – Our Contacts application is designed to provide users with an online business contact management system. Contacts can be sorted by group or alphabetically and may be shared among colleagues. End users can add, edit, and remove contact groups as needed, or they can use the default set of groups.

In addition to our SaaS applications, we offer a variety of online tools to assist users with business processes, such as Business Plan Writer, Business Letters, Business and Legal Forms, Marketing Plan Writer, Job Description Writer, Employee Policy Manual Writer, Government Forms, and Business Guides.

We also provide services that are designed to complement our product offerings and allow us to create custom business solutions that fit our channel partners’ needs. These services include business consulting, graphic design, website content syndication, specialized compensation calculations, inventory management, domain name registration, personalized e-mail creation, express package tracking, business plan writing, e-commerce tax services, e-mail marketing, web analytics, warehouse order fulfillment, and business and personal calculators.

Mode of Operations

Software-as-a-Service Model – We follow the SaaS model for delivering our products and services to end users. The on-demand SaaS model developed using multi-tenant architecture enables end users to visit a website and use the SaaS applications, all via a web browser, with no installation, no special information technology knowledge, and no maintenance. The SaaS application is transformed into a service that can be used anytime and anywhere by the end user. Multi-tenant SaaS applications also permit us to add needed functionality to our applications in one location for the benefit of all end users. This capability allows us to provide upgrades universally.

Integration and Sharing – Our SaaS applications have the capability to allow sharing of information (with selectivity and control options) among members of an organization. Each company that subscribes to our SaaS applications can have multiple members or employees who share information with one another. Information entered by one employee can be shared and modified by one or more other employees who have the appropriate access authority.

Target Market and Sales Channels

Our consistent focus has been to design software products and services to help start and run small businesses in a more efficient and cost-effective manner. The small-business market is diverse and fragmented, yet very large and, we believe, underserved. We have focused on offering a wide range of software products that combine simplicity and affordability and that meet the needs of small businesses with capabilities that typically can be afforded only by much larger companies. We believe the growth rate of small businesses using web-based applications will exceed the growth rate of large enterprises. We follow a two-prong approach to target these small business and entrepreneurial end users that access our software products and services via the Internet. The first is an indirect approach via marketing partners that are vertical intermediaries in industries such as agriculture, finance, telecommunications, direct selling, retail, and technology as channels to reach these small-business customers. The second is a direct approach via a website we develop and maintain where our applications and business tools are marketed and sold via monthly subscription under the OneBiz® brand.

Principal Customers

Currently, we consider three customers as our major customers, and the loss of any of these customers could have a material adverse effect on our business.

Britt Worldwide, or BWW, is an entity that indirectly controls a significant number of independent business owners, or IBOs, who currently subscribe to our services. The aggregate of the subscriptions from these IBOs represented approximately 21% of our consolidated revenues for the year ended December 31, 2008. BWW became a customer after we acquired iMart in October 2005 and represented 24% of our revenues in 2007. Although our revenue is derived from the IBOs, BWW can influence the actions of the IBOs, so this revenue has been aggregated for purposes of this Annual Report on Form 10-K.

URAssociation, or URA, is another entity that indirectly controls a significant number of IBOs who currently subscribe to our services. The aggregate of the subscriptions from these IBOs represented approximately 28% of our consolidated revenues for the year ended December 31, 2008. URA became a customer in 2007 and represented 11% of our revenues in that year. Although our revenue is derived from the IBOs, URA can influence the actions of the IBOs, so this revenue has been aggregated for purposes of this Annual Report on Form 10-K.

Vera Bradley Designs, Inc., or Vera Bradley, is a manufacturer of high quality handbags, luggage, and other accessories. Vera Bradley accounted for approximately 28% of our consolidated revenues for the year ended December 31, 2008. Vera Bradley became a customer in 2006 and represented 22% of our revenues in 2007.

Research and Development

In the second half of 2007, as part of a general restructuring, we began to conduct an evaluation of our technology, platforms, and applications in an effort to document and improve upon our current product offerings and determine which applications, if any, should be discontinued. During 2008, we decided to develop an industry-standard platform that would allow significant technological flexibility with current and future customers. We devoted a substantial amount of time and effort in 2008 to developing this platform, updating and migrating our business applications and tools to the new platform, and enhancing the user interface of the products.

Our research and development costs were approximately $3.0 million and $2.5 million in 2008 and 2007, respectively. We have not engaged in any customer-sponsored research and development.

Competition

The market for small-business software applications in both the traditional and SaaS environments is highly competitive and subject to rapid changes in technology and delivery. The direct competition we face depends on the software application within our platforms and the delivery model capabilities of our competitors.

We have two primary categories of competitors: large companies that offer a wide range of products for small- to medium-size businesses, and companies that offer only one or two software products that compete with our broad range of software products. Our principal direct competition is a number of very large vendors of SaaS applications for small businesses that sell many products similar to ours. These competitors include, but are not limited to, Microsoft, Oracle, NetSuite, Intuit, SAP, Sage, Yahoo!, and Google.

Companies that offer only one or two products that compete with our suite of SaaS applications include:

•	Accounting software applications: NetSuite, Intuit, SAP, Sage, Microsoft, and others
•	Human resource software applications: ADP, Sage, and others
•	SFA/CRM applications: Microsoft, Sage, salesforce.com, NetSuite, and others
•	e-Commerce solutions: Register.com, GoDaddy.com, 1and1 Internet, eBay’s Storefront, Yahoo! Store, Microsoft, NetSuite, Intuit, and others

We also expect to face competition from new entrants marketing SaaS applications similar to ours to small businesses.

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

On each competitive front, we seek to compete against these larger and better-financed companies primarily by offering an extensive suite of SaaS applications that are useful to small businesses. We believe we offer more SaaS applications and features specifically targeted to small businesses than most of our competitors. We also believe a distinctive value proposition we offer is the integration of our applications. To meet our business objectives, we will need to continue to develop high quality and competitively priced new applications for our SaaS offerings. If we are unable to do so, our revenue and profitability targets and timetables could be adversely impacted.

To compete effectively in the SaaS market, we plan to leverage the marketing resources and small-business customer relationships of our private-label marketing partners that sell our SaaS applications by offering innovative and value-added products and services.

Intellectual Property

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

We have registered copyrights, trademarks, and registered service marks on several products and data services. These marks include, but are not limited to: Smart Online®, OneBiz®, Smart Attorney®, Smart Business Plan®, Smart Marketing Plan®, iMartTM, and OneDomain®.

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

Employees

As of December 31, 2008, we had 38 full-time employees. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage.

Directors and Executive Officers of the Company

The members of our current Board of Directors are the following:

Doron Roethler Chairman of the Board and Interim President and Chief Executive Officer; Managing Director of TMF Airmarine BV, an independent aviation spare parts company

Shlomo Elia Director of 3Pen Ltd., a private holding company focusing on business opportunities in Internet infrastructure and telecommunications

Roberta B. Hardy
Managing partner of Silk Road Partners, LLC, a “Mentor Capital” firm providing guidance to early stage companies and exit strategies for later stage companies; Chairman of A Million Dreams Across America, a non-profit organization that provides intensive training for entrepreneurs; and Chairman of Atlantis Group, LLC, an angel investment group

C. James Meese, Jr.
President of Business Development Associates, Inc., a strategic advisory firm that consults with middle market companies on acquisitions, divestitures, valuations and corporate governance.

Dror Zoreff
President and CEO of Donor Management Services, Inc., a New York-based company that provides major donors, corporations, and foundations a unique set of tools and services to ensure their charitable gifts are properly used and achieve the desired impact

Our current executive officers are the following:

Doron Roethler Interim President and Chief Executive Officer

Neile King Chief Operating Officer and Vice President, Sales and Marketing

Timothy Krist Chief Financial Officer

Available Information

Our corporate information is accessible through our main web portal at www.smartonline.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Although we endeavor to keep our website current and accurate, there can be no guarantees that the information on our website is up to date or correct. We make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These reports may be accessed by following the link under “About Us - Investor Relations” on our website.

ITEM 1A.	Risk Factors

We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty, and these risks may change over time. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, you should pay particular attention to the descriptions of risks and uncertainties described below. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us that we currently deem immaterial, or that are similar to those faced by other companies in our industry or business in general, may also affect our business. If any of the risks described below actually occur, our business, financial condition, or results of operations could be materially and adversely affected.

Historically, we have operated at a loss, and we continue to do so.

We have had recurring losses from operations and continue to have negative cash flows. If we do not become cash flow positive through additional financing or growth, we may have to cease operations and liquidate our business. Our working capital, including our revolving line of credit with Paragon Commercial Bank, or Paragon, and convertible note financing should fund our operations for the next 12 to 18 months. As of March 24, 2009, we have approximately $200,000 available on our line of credit and approximately $9 million available through our convertible note financing. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, the charges filed against a former officer and a former employee by the SEC and the United States Attorney General, and the pending shareholder class action lawsuit may require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan and may not be able to sustain our business.

In addition, our current primary credit facilities consisting of the Paragon line of credit and the convertible note financing both have maturity dates in 2010. Should we be unable to repay the principal then due from operations or from new or renegotiated capital funding sources, we may not be able to sustain our business. As of March 24, 2009, we have approximately $2.27 million outstanding on our line of credit and $6.3 million aggregate principal amount of convertible notes outstanding.

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

Sherb & Co., LLP, our independent registered public accountants, has expressed substantial doubt in their report included with this Annual Report on Form 10-K about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment. You should consider our independent registered public accountants’ comments when determining if an investment in us is suitable.

Current economic uncertainties in the global economy could adversely impact our growth, results of operations, and our ability to forecast future business.

Since 2008, there has been a downturn in the global economy, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, and liquidity concerns. These conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow or defer spending on our products and services, which would delay and lengthen sales cycles, or change their willingness to enter into longer-term licensing and support arrangements with us. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

We may also face difficulties in obtaining additional credit or renewing existing credit at favorable terms, or at all, which could impact our ability to fund our operations or to meet debt repayment requirements as they come due.

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

Our future financial performance and revenue growth will depend, in part, upon the successful development, integration, introduction, and customer acceptance of our software applications. Thereafter, other new products, whether developed or acquired, and enhanced versions of our existing applications will be critically important to our business. Our business could be harmed if we fail to deliver timely enhancements to our current and future solutions that our customers desire. We also must continually modify and enhance our services and products to keep pace with market demands regarding hardware and software platforms, database technology, information security, and electronic commerce technical standards. Our business could be harmed if we fail to achieve the improved performance that customers want with respect to our current and future product offerings. There can be no assurance that our products will achieve widespread market penetration or that we will derive significant revenues from the sale or licensing of our platforms or applications.

We have not yet demonstrated that we have a successful business model.

We have invested significantly in infrastructure, operations, and strategic relationships to support our SaaS delivery model, which represents a significant departure from the delivery strategies that we and other software vendors have traditionally employed. To maintain positive margins for our small-business services, our revenues will need to continue to grow more rapidly than the cost of such revenues. We anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaaS business model and the results of our sales efforts to reach agreements with marketing partners with small-business customer bases, but this business model may become ineffective due to forces beyond our control that we do not currently anticipate. Although we currently have various agreements and continue to enter into new agreements, our success depends in part on the ultimate success of our marketing partners and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us and may have difficulty retaining customers within certain markets that we serve. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services.

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

Our revolving line of credit from Paragon is secured by an irrevocable standby letter of credit issued by HSBC Private Bank (Suisse) SA, or HSBC, with Atlas Capital SA, or Atlas, as account party. Our secured subordinated convertible notes are secured by a first priority lien on all of our unencumbered assets.

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

If our security measures are breached and unauthorized access is obtained to our customers’ data or our data, our service may be perceived as not being secure, customers may curtail or stop using our service, and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers’ proprietary information. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, unauthorized access is obtained to our customers’ data or our data, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, third parties may attempt to fraudulently induce employees or customers to disclose sensitive information such as user names, passwords, or other information in order to gain access to our customers’ data or our data, which could result in significant legal and financial exposure and a loss of confidence in the security of our service that would harm our future business prospects. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. In addition, our new industry-standard platform may allow access by third-party technology providers to access customer data. Because we do not control the transmissions between our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing.

The SEC action against us, the SEC and criminal actions brought against certain former employees, and related stockholder and other lawsuits have damaged our business, and they could damage our business in the future.

The lawsuit filed against us by the SEC, the SEC and criminal actions filed against a former officer and a former employee, and the class action lawsuit filed against us and certain current and former officers, directors, and employees have harmed our business in many ways and may cause further harm in the future. Since the initiation of these actions, our ability to raise financing from new investors on favorable terms has suffered due to the lack of liquidity of our stock, the questions raised by these actions, and the resulting drop in the price of our common stock. As a result, we may not raise sufficient financing, if necessary, in the future.

Legal and other fees related to these actions have also reduced our available cash for operations. We make no assurance that we will not continue to experience additional harm as a result of these matters. The time spent by our management team and directors dealing with issues related to these actions detracts from the time they spend on our operations, including strategy development and implementation. These actions also have harmed our reputation in the business community, jeopardized our relationships with vendors and customers, and decreased our ability to attract qualified personnel, especially given the media coverage of these events.

In addition, we face uncertainty regarding amounts that we may have to pay as indemnification to certain current and former officers, directors, and employees under our Bylaws and Delaware law with respect to these actions, and we may not recover all of these amounts from our directors’ and officers’ liability insurance policy carrier. Our Bylaws and Delaware law generally require us to indemnify, and in certain circumstances advance legal expenses to, current and former officers, directors, and employees against claims arising out of such person’s status or activities as our officer, director, or employee, unless such person (i) did not act in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests; or (ii) had reasonable cause to believe his conduct was unlawful. As of March 24, 2009, there are SEC and criminal actions pending against a former executive officer and a former employee who have requested that we indemnify them and advance expenses incurred by them in the defense of those actions. Also, a stockholder class action lawsuit has been filed against us and certain of our current and former officers, directors, and employees. The SEC, criminal, and stockholder actions are more fully described in Part I, Item 3, “Legal Proceedings,” in this Annual Report on Form 10-K.

Generally, we are required to advance defense expenses prior to any final adjudication of an individual’s culpability. The expense of indemnifying our current and former directors, officers, and employees for their defenses or related expenses in connection with the current actions may be significant. Our Bylaws require that any director, officer, employee, or agent requesting advancement of expenses enter into an undertaking with us to repay any amounts advanced unless it is ultimately determined that such person is entitled to be indemnified for the expenses incurred. This provides us with an opportunity, depending upon the final outcome of the matters and the Board’s subsequent determination of such person’s right to indemnity, to seek to recover amounts advanced by us. However, we may not be able to recover any amounts advanced if the person to whom the advancement was made lacks the financial resources to repay us. If we are unable to recover the amounts advanced, or can do so only at great expense, our operations may be substantially harmed as a result of loss of capital.

Although we have purchased insurance that may cover these obligations, we can offer no assurances that all of the amounts that may be expended by us will be recovered under our insurance policies. It is possible that we may have an obligation to indemnify our current and former officers, directors, and employees under the terms of our Bylaws and Delaware law, but that there may be insufficient coverage for these payments under the terms of our insurance policies. Therefore, we face the risk of making substantial payments related to the defense of these actions, which could significantly reduce amounts available to fund working capital, capital expenditures, and other general corporate objectives.

In addition, our insurance policies provide that, under certain conditions, our insurance carriers may have the right to seek recovery of any amounts they paid to us or the individual insureds. As of March 24, 2009, we do not know and can offer no assurances about whether these conditions will apply or whether the insurance carriers will change their position regarding coverage related to the current actions. Therefore, we can offer no assurances that our insurance carriers will not seek to recover any amounts paid under their policies from us or the individual insureds. If such recovery is sought, then we may have to expend considerable financial resources in defending and potentially settling or otherwise resolving such a claim, which could substantially reduce the amount of capital available to fund our operations.

Compliance with regulations governing public company corporate governance and reporting is uncertain and expensive.

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We incur costs associated with our public company reporting requirements and with corporate governance and disclosure requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and new rules implemented by the SEC and the Financial Industry Regulatory Authority, or FINRA. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly.

We currently are required to comply with the requirements of Section 404 of Sarbanes-Oxley involving management’s assessment of our internal control over financial reporting, and our independent accountant’s audit of our internal control over financial reporting is required for fiscal 2009. To comply with these requirements, we are evaluating and testing our internal controls, and where necessary, taking remedial actions, to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting. As a result, we have incurred and will continue to incur expenses and diversion of management’s time and attention from the daily operations of the business, which may increase our operating expenses and impair our ability to achieve profitability.

Officers, directors, and principal stockholders control us. This might lead them to make decisions that do not align with interests of minority stockholders.

Our officers, directors, and principal stockholders beneficially own or control a large percentage of our outstanding common stock. Certain of these principal stockholders hold warrants and convertible notes, which may be exercised or converted into additional shares of our common stock under certain conditions. The convertible noteholders have designated a bond representative to act as their agent. We have agreed that the bond representative shall be granted access to our facilities and personnel during normal business hours, shall have the right to attend all meetings of our Board of Directors and its committees, and shall receive all materials provided to our Board of Directors or any committee of our Board. In addition, so long as the notes are outstanding, we have agreed that we will not take certain material corporate actions without approval of the bond representative. The Chairman of our Board of Directors currently is serving as the bond representative.

Our officers, directors, and principal stockholders, acting together, would have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring, or preventing a change in control of us; impeding a merger, consolidation, takeover, or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of our common stock.

Any issuance of shares of our common stock in the future could have a dilutive effect on the value of our existing stockholders’ shares.

We may issue shares of our common stock in the future for a variety of reasons. For example, under the terms of our stock purchase warrant and agreement with Atlas, it may elect to purchase up to 444,444 shares of our common stock at $2.70 per share upon termination of, or if we are in breach under the terms of, our line of credit with Paragon. In connection with our private financing in February 2007, we issued warrants to the investors to purchase an additional 1,176,471 shares of our common stock at $3.00 per share and a warrant to our placement agent in that transaction to purchase 35,000 shares of our common stock at $2.55 per share. Upon maturity of their convertible notes, our noteholders may elect to convert all, a part of, or none of their notes into shares of our common stock at a floating conversion price. In addition, we may raise funds in the future by issuing additional shares of common stock or other securities.

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

Future sales of substantial amounts of our shares in the public market, or the appearance that a large number of our shares are available for sale, could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our securities. At March 24, 2009, 18,333,455 shares of our common stock were issued and outstanding, and a significant number of shares may be issued upon the exercise of outstanding options, warrants, and convertible notes.

In addition, our stock historically has been very thinly traded. Our stock price may decline if the resale of shares under Rule 144, in addition to the resale of registered shares, at any time in the future exceeds the market demand for our stock.

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

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. A securities class action was filed against us in October 2007 as more fully described in Part I, Item 3, “Legal Proceedings,” of this report. This securities class action litigation could result in substantial costs and diversion of our management’s attention and resources. We may determine, like many defendants in such lawsuits, that it is in our best interest to settle the lawsuit, even if we believe that the plaintiffs’ claims have no merit, to avoid the cost and distraction of continued litigation. Any liability we incur in connection with this or any other potential lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this type of lawsuit could harm our results.

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

Our executive management team is critical to the execution of our business plan and the loss of their services could have a severely negative impact on our business.

Our executive management team has undergone significant changes during the last half of 2007 and during 2008, including the resignation of our Chief Executive Officer in December 2008. Although we have resolved the SEC charges filed against us, it may be difficult to attract highly qualified candidates to serve on our executive management team. If we cannot attract and retain qualified personnel and integrate new members of our executive management team effectively into our business, then our business and financial results may suffer. In addition, all of our executive team works at the same location, which could make us vulnerable to the loss of our entire team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters and research and development facility is located in Durham, North Carolina near Research Triangle Park and consists of approximately 9,837 square feet of office space held under a prepaid sublease that expires in September 2011.

Item 3.	Legal Proceedings

Gooden v. Smart Online, Inc. – On October 18, 2007, Robyn L. Gooden filed a purported class action lawsuit in the United States District Court for the Middle District of North Carolina naming us, certain of our current and former officers and directors, Maxim Group, LLC, and Jesup & Lamont Securities Corp. as defendants. The lawsuit was filed on behalf of all persons other than the defendants who purchased our securities from May 2, 2005 through September 28, 2007 and were damaged. The complaint asserts violations of federal securities laws, including violations of Section 10(b) of the Exchange Act and Rule 10b-5. The complaint asserts that the defendants made material and misleading statements with the intent to mislead the investing public and conspired in a fraudulent scheme to manipulate trading in our stock, allegedly causing plaintiffs to purchase the stock at an inflated price. The complaint requests certification of the plaintiff as class representative and seeks, among other relief, unspecified compensatory damages including interest, plus reasonable costs and expenses including counsel fees and expert fees. On June 24, 2008, the court entered an order appointing a lead plaintiff for the class action. On September 8, 2008, the plaintiff filed an amended complaint that added additional defendants who had served as our directors or officers during the class period as well as our independent auditor.

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

Our common stock is quoted on the OTCBB under the symbol “SOLN.” The following table sets forth the range of high and low sales prices of our common stock quoted on the OTCBB for the quarterly periods indicated.

	High	Low
Year Ended December 31, 2007:
First Quarter	$3.00	$1.95
Second Quarter	$2.95	$1.85
Third Quarter	$2.83	$0.55
Fourth Quarter	$2.80	$1.50
Year Ended December 31, 2008:
First Quarter	$2.60	$1.65
Second Quarter	$3.40	$1.32
Third Quarter	$3.30	$1.95
Fourth Quarter	$3.15	$1.50

At March 24, 2009, there were 206 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to declare or pay dividends for the foreseeable future. As long as our convertible notes are outstanding, we must receive approval from the agent designated by the noteholders in order to pay any dividend on our capital stock.

During 2008, we sold equity securities that were not registered under the Securities Act, as described in our quarterly reports on Form 10-Q and current reports on Form 8-K filed in connection with such transactions.

The following table lists all repurchases during the fourth quarter of 2008 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2008	-	$-	-	-
November 1 – November 30, 2008	-	$-	-	-
December 1 – December 31, 2008	122	$2.55	-	-
Total	122	$2.55	-	-

(1)	Represents shares repurchased in connection with tax withholding obligations under the Company’s 2004 Equity Compensation Plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The following discussion is designed to provide a better understanding of our consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations in this Item 7; Item 1A, “Risk Factors”; and our consolidated financial statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

Overview

We develop and market software products and services targeted to small businesses that are delivered via a SaaS model. We also provide website consulting services, primarily in the e-commerce retail industry. We reach small businesses primarily through arrangements with channel partners that private label our software applications and market them to their customer bases through their corporate websites. We believe these relationships provide a cost- and time-efficient way to market to a diverse and fragmented yet very sizeable small-business sector. We also offer our products directly to end-user small businesses through our OneBiz® branded website.

In 2007, we operated our company as two segments. The segments were our core operations, or the Smart Online segment, and the operations of our wholly owned subsidiary Smart Commerce, or the Smart Commerce segment. The Smart Online segment generated revenues from the development and distribution of Internet-delivered SaaS small-business applications through a variety of channels. The Smart Commerce segment generated revenues primarily from subscriptions to our multi-channel e-commerce systems, including registration and e-mail solutions, e-commerce solutions, and website design, as well as website hosting and consulting services. We included costs that were not allocated to specific segments, such as corporate general and administrative expenses and share-based compensation expenses, in the Smart Online segment. During late 2007 and the first quarter of 2008, we realigned certain production and development functions and eliminated redundant administrative functions and now report the consolidated business as a single business segment.

In the second half of 2007, we commenced an overall evaluation of our business model as well as our current technologies, the outcome of which was our decision to develop a core industry-standard platform for small business with an architecture designed to integrate with a virtually unlimited number of other applications, services, and existing infrastructures. These applications would include not only our own small-business applications, which we are currently optimizing, but also other applications we expect to arise from collaborative partnerships with third-party developers and service providers. In addition, we identified emerging-market opportunities in the small-business segment to leverage social networking and community building. We are currently refining and integrating these capabilities into the core platform to be readily available in a “plug-and-play” fashion to meet any anticipated customer need or desire. We believe that this platform and associated applications will provide opportunities for new sources of revenue, including an increase in our subscription fees. We also believe, because the platform is designed to follow industry-standard protocol, that the customization efforts and associated timeline previously necessary to meet a particular customer’s requirements will diminish significantly, allowing us to shorten the sale-to-revenue cycle. As we near completion of the development of our industry-standard platform, we began shifting our focus from development toward the sales and marketing of the new platform in the fourth quarter of 2008.

In light of our new operating strategy involving the industry-standard platform, the consolidation of all operations into our North Carolina headquarters, and other factors including certain income tax advantages, we concluded in the latter part of 2008 that it was no longer necessary to operate with the Smart Commerce and Smart CRM subsidiaries. As a result, an upstream merger was completed as of December 31, 2008 that merged the subsidiaries with the parent corporation.

Sources of Revenue

We derive revenues from the following sources:

•	Subscription fees – monthly fees charged to customers for access to our SaaS applications

•	Professional service fees – fees related to consulting services, some of which complement our other products and applications

•	License fees – fees charged for perpetual or term licensing of platforms or applications

•
Other revenues – revenues generated from non-core activities such as hosting and maintenance fees; syndication and integration fees; original equipment manufacturer, or OEM, contracts; and miscellaneous other revenues

Our current primary focus is to target those established companies that have both a substantial base of small-business customers as well as a recognizable and trusted brand name in specific market segments. Our goal is to enter into partnerships with these established companies whereby they private label our products and offer them to their small-business customers. We believe the combination of the magnitude of their customer bases and their trusted brand names and recognition will help drive our subscription volume.

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. We make subscription sales either on a subscription or on a “for fee” basis. Applications for which subscriptions are available vary from our own direct sale website, OneBiz®, to the websites of our partners. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We are focusing our efforts on enlisting new channel partners as well as diversifying with vertical intermediaries in various industries.

We generate professional service fees from our consulting services. For example, a partner may request that we re-design its website to better accommodate our products or to improve its own website traffic. We typically bill professional service fees on a time and material basis.

License fees consist of perpetual or term license agreements for the use of the Smart Online platform or any of our applications.

Other revenues primarily consist of non-core revenue sources such as hosting and maintenance fees, syndication and integration fees, miscellaneous web services, and OEM revenue generated through sales of our applications bundled with products offered by other manufacturers.

Cost of Revenues

Cost of revenues primarily is composed of salaries associated with maintaining and supporting customers, the cost of domain name and e-mail registrations, and the cost of external facilities where our applications and our customers’ customized applications are hosted.

Operating Expenses

In previous years, we primarily focused our efforts on basic product development and integration. In the early part of 2007, we also began to focus on licensing our platform products and applications. During 2008, our primary business initiatives included increasing subscription fee revenue and professional services revenue, making organizational improvements, concentrating our development efforts on enhancements and customization of our platforms and applications, and shifting our strategic focus to the sales and marketing of our products. We expect in early 2009 to launch our new industry-standard platform along with enhanced applications targeted to small businesses and to devote significant resources to the sale and marketing of these applications through both channel partners and direct sales efforts.

General and Administrative – General and administrative expenses are composed primarily of costs associated with our executive, finance and accounting, legal, human resources, and information technology personnel and consist of salaries and related compensation costs; professional services (such as outside legal counsel fees, audit, and other compliance costs); depreciation and amortization; facilities and insurance costs; and travel and other costs. We anticipate general and administrative expenses will decrease slightly in 2009 as the legal expenses and other professional fees we incurred in 2008 to resolve outstanding matters from previous years and to assist with the transition between permanent financial officers are offset in part by an increase in costs related to the growth of our business and to our operations as a public company. However, we may be obligated to pay a material amount of indemnification costs in 2009 related to the previously reported SEC litigation against certain former officers and directors, which would significantly increase our general and administrative expenses.

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing and advertising expenses. Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small-business customer bases. In June 2008, we engaged a public relations firm and, as a result, our public relations expenses increased during the latter part of 2008. As we continue to execute our sales and marketing strategy to take our enhanced products to market, we expect associated costs to increase in 2009 due to targeting new partnerships, development of channel partner enablement programs, advertising campaigns, additional sales and marketing personnel, and the various percentages of revenues we may be required to pay to future partners as marketing fees.

Research and Development – Research and development expenses include costs associated with the development of new products, enhancements of existing products, and general technology research. These costs are composed primarily of salaries and related compensation costs of our research and development personnel as well as outside consultant costs.

Statement of Financial Accounting Standard, or SFAS, No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, or SFAS No. 86, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. Historically, we had not developed detailed design plans for our SaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant. As a result of these factors, combined with the historically low revenue generated by the sale of the applications that do not support the net realizable value of any capitalized costs, we continued the expensing of underlying costs as research and development.

Beginning in May 2008, we determined that it was strategically desirable to develop an industry-standard platform and to enhance our current SaaS applications. A detailed design plan indicated that the product was technologically feasible. In July 2008, we commenced development, and from that point in time, we are capitalizing all related costs in accordance with SFAS No. 86. Because of our scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to incur relatively low development costs as compared to traditional enterprise software business models. As we complete the core development of our new applications through the first quarter of 2009, we expect that future research and development expenses will decrease in both absolute and relative dollars as we continue to capitalize costs associated with the new platform and reduce our personnel to a core group focused on enhancements and custom development work for customers.

Stock-Based Expenses – Our operating expenses include stock-based expenses related to options, restricted stock awards, and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which resulted and will continue to result in material costs on a prospective basis as long as a significant number of options are outstanding. In June 2007, we limited the issuance of awards under our 2004 Equity Compensation Plan, or the 2004 Plan, to awards of restricted or unrestricted stock. In June 2008, we made options available for grant under the 2004 Plan once again, primarily due to the adverse tax consequences to recipients of restricted stock upon the lapsing of restrictions.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically reevaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition – We derive revenue primarily from subscription fees charged to customers accessing our SaaS applications; professional service fees, consisting primarily of consulting; the perpetual or term licensing of software platforms or applications; and hosting and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. Because we license, sell, lease, or otherwise market computer software, we use the residual method pursuant to American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, as amended. This method allows us to recognize revenue for a delivered element when such element has vendor specific objective evidence, or VSOE, of the fair value of the delivered element. If we cannot determine or maintain VSOE for an element, it could impact revenues, as we may need to defer all or a portion of the revenue from the multiple-element arrangement.

If multiple-element arrangements involve significant development, modification, or customization, or if we determine that certain elements are essential to the functionality of other elements within the arrangement, we defer revenue until we provide to the customer all elements necessary to the functionality. The determination of whether the arrangement involves significant development, modification, or customization could be complex and require the use of judgment by our management.

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

Under the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, we account for consulting, website design fees, and application development services separately from the license of associated software platforms when these services have value to the customer and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, we recognize revenue as the services are rendered for time and material contracts, and when milestones are achieved and accepted by the customer for fixed price or long-term contracts. The majority of our consulting service contracts are on a time and material basis, and we typically bill our customers monthly based upon standard professional service rates.

Application development services are typically fixed price and of a longer term. As such, we account for them as long-term construction contracts that require us to recognize revenue based on estimates involving total costs to complete and the stage of completion. Our assumptions and estimates made to determine the total costs and stage of completion may affect the timing of revenue recognition, with changes in estimates of progress to completion and costs to complete accounted for as cumulative catch-up adjustments. If the criteria for revenue recognition on construction-type contracts are not met, we capitalize the associated costs of such projects and include them in costs in excess of billings on the balance sheet until such time that we are permitted to recognize revenue.

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We accrue any payments received in advance of the subscription period as deferred revenue and amortize them over the subscription period. We recognize revenue on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal or Net as an Agent, when we provide services directly to end users and revenue-share arrangements exist with our marketing partners.

Because our customers generally do not have the contractual right to take possession of the software we license or market at any time, we recognize revenue on hosting and maintenance fees as we provide the services in accordance with Emerging Issues Task Force Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.

Provision for Doubtful Accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure, or refusal of our customers to make required payments. We evaluate the need for an allowance for doubtful accounts based on specifically identified amounts that we believe to be potentially uncollectible. Although we believe that our allowances are adequate, if the financial conditions of our customers deteriorate, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased expense in the period in which such determination is made.

Impairment of Long-Lived Assets – We record our long-lived assets, such as property and equipment, at cost. We review the carrying value of our long-lived assets for possible impairment at the earlier of annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We measure the recoverability of assets to be held and used by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If we consider such assets to be impaired, we measure the impairment as the amount by which the carrying amount exceeds the fair value, and we recognize it as an operating expense in the period in which the determination is made. We report assets to be disposed at the lower of the carrying amount or fair value less costs to sell. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances.

In addition to the recoverability assessment, we also routinely review the remaining estimated useful lives of our long-lived assets. Any reduction in the useful-life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods.

Income Taxes – We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve. In the event we determine that we will not be able to realize all or part of our net deferred tax assets, we would make an adjustment in the period we make such determination. We recorded no income tax expense in 2008 and 2007, as we have experienced significant operating losses to date. If utilized, we may apply the benefit of our total net operating loss carryforwards to reduce future tax expense. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets. These carryforwards would also be subject to limitations, as prescribed by applicable tax laws. As a result of prior equity financings and the equity issued in conjunction with certain acquisitions, we have incurred ownership changes, as defined by applicable tax laws. Accordingly, our use of the acquired net operating loss carryforwards may be limited. Further, to the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

2008 Summary

The following is a summary of key financial results and certain non-financial results achieved for the year ended December 31, 2008:

•
Our total revenues for the year were $4.9 million, a decrease from 2007 of $65,000, or 1%. This overall decrease in revenues was primarily attributable to decreases in subscription fees and license fees, offset in part by increases in professional service fees and other revenue.

•
Our gross profit for the year was $4.0 million, a decrease from 2007 of $391,000, or 9%. This decline was primarily attributable to lower revenue, but it was also impacted by higher costs incurred in connection with supporting several new customers acquired in the latter part of 2007 and first part of 2008 as well as a higher turnover rate of members of existing direct-selling organization customers.

•
Operating expenses for the year were $13.7 million, an increase over 2007 of $4.1 million, or 44%. A significant portion of this increase was a loss on impairment of intangible assets of $3.5 million that we recognized in 2008. The remaining increase was in sales and marketing expenses, as a result of revenue-share arrangements with new customers and as we began to turn our attention towards marketing our new and enhanced products; and in research and development expenses, as we worked in 2008 to enhance our product offerings.

•
Our loss from operations for the year was $9.6 million, an increase over 2007 of $4.5 million, or 89%. This amount includes the effect of the loss on impairment of intangible assets of $3.5 million discussed above. Net loss per basic and fully diluted share was $0.54 in 2008 compared to $0.32 in 2007.

•
Cash and cash equivalents at December 31, 2008 were $19,000 compared to $3.5 million at December 31, 2007. The primary reason for this decrease is that in 2008, we established automated sweeps among our banking accounts whereby all available cash at the end of each day is used to pay down our line of credit, the purpose of which is to reduce our interest expense.

•	In the third quarter of 2008, we began capitalizing the costs associated with our new industry-standard platform and expect to launch the first release in the first half of 2009.

•	We made significant investments in our server infrastructure to support the launch of our new industry-standard platform, including the ability to host up to 250,000 concurrent users.

•
We closed our Grand Rapids, Michigan facility and consolidated all operations in our Durham, North Carolina headquarters. We also concluded an upstream merger that dissolves our wholly owned subsidiaries, Smart Commerce and Smart CRM.

Business Outlook

We believe that the current economic recession will spawn a record number of new, highly fragmented and underserved small businesses seeking low-cost tools and applications to help them operate. We also believe that trade organizations and other membership- or subscription-driven agencies and companies will recognize an increased need for customer retention and will look for new and innovative ways to achieve this. Both of these events would increase our ability to obtain new channel partners and end-user businesses in 2009. However, we also believe that competition for Internet-delivered business solutions will increase. We anticipate focusing on the following key areas, among others, during 2009 in response to these opportunities and competitive environment:

•
Investment in technology, product development, and infrastructure. We plan to complete and launch the first release of our new industry-standard platform in 2009 along with enhanced versions of our business tools and applications. In addition, we expect to continue investing in our production server infrastructure to ensure scalability and reliability through load balancing and redundancy as users are added.

•
Investment in marketing. In the latter part of 2008, we began to shift our focus from development to sales and marketing of our products. We expect to increase this effort dramatically in 2009 through public relations, attendance at trade shows, print and electronic advertisements, e-mail marketing, white-paper placement, webcasts, blogging, and paid search, among other tactics.

•	Expansion of our sales channels. We intend to expand our sales force and channel partner relationships to reach more small-business end users.

•
Continuation of operating improvements. We continue to streamline our operations in an effort to reduce cash burn, reach profitability, and improve efficiencies. Some of these successes came near the end of 2008, but we will continue to focus on this critical area in 2009 by questioning current practices, closely scrutinizing actual-to-budget variances to identify deviations early, and realigning the business as required to meet the needs of our operations.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated:

	2008		2007
	Dollars	% of Revenue	Dollars	% of Revenue
Total revenues	$4,872,985	100.0%	$4,937,654	100.0%
Cost of revenues	837,789	17.2%	511,619	10.4%

Gross profit	$4,035,196	82.8%	$4,426,035	89.6%

Operating expenses	13,653,175	280.2%	9,512,581	192.6%

Loss from operations	$(9,617,979)	(197.4)%	$(5,086,546)	(103.0)%

Other income (expense), net	(204,171)	(4.2)%	(420,080)	(8.5)%

Net loss	$(9,822,150)	(201.6)%	$(5,506,626)	(111.5)%

Net loss per common share	$(0.54)		$(0.32)

Revenues

Revenues for 2008 and 2007 comprise the following:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Subscription fees	$2,683,770	$2,829,343	$(145,573)	(5)%
Professional service fees	2,045,508	1,436,770	608,738	42%
License fees	26,250	580,000	(553,750)	(95)%
Other revenue	117,457	91,541	25,916	28%
Total revenues	$4,872,985	$4,937,654	$(64,669)	(1)%

Revenues decreased 1% to $4.87 million in 2008 from $4.94 million in 2007. Our overall decrease in revenues was driven by growth in our professional service fees that offset a decrease in subscription fees and license fees. Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees for 2008 and 2007 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Subscription fees	$2,683,770	$2,829,343	$(145,573)	(5)%
Percent of total revenues	55.1%	57.3%

Revenue from subscription fees decreased 5% to $2.7 million in 2008 from $2.8 million in 2007. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution that has resulted in a month-over-month decline in subscription fees, offset in part by new partnerships under which we began recognizing revenue in the second half of 2007.

Professional Service Fees

Revenues from professional service fees for 2008 and 2007 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Professional service fees	$2,045,508	$1,436,770	$608,738	42%
Percent of total revenues	42.0%	29.1%

Revenue from professional service fees increased 42% to $2.0 million in 2008 from $1.4 million in 2007. This increase was due to existing customers requesting additional project consulting services for their web initiatives as well as $345,000 associated with the recognition of consulting revenue from new customers added in 2008.

License Fees

Revenues from license fees for 2008 and 2007 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
License fees	$26,250	$580,000	$(553,750)	(95)%
Percent of total revenues	0.5%	11.7%

Revenue from license fees decreased 95% to $26,000 in 2008 from $580,000 in 2007. License fee revenue recognized in 2008 comprised the ratable recognition of a term license that commenced in June 2008. License fee revenue recognized in 2007 comprised two perpetual license agreements. We expect that license fees will continue to represent a small percentage of our revenues in future years as we focus on increasing our subscription fees revenue derived from our SaaS applications.

Other Revenue

Revenues from other sources for 2008 and 2007 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Other revenue	$117,457	$91,541	$25,916	28%
Percent of total revenues	2.4%	1.9%

Revenue from non-core activities increased 28% to $117,000 in 2008 from $92,000 in 2007. This increase is primarily attributable to hosting revenue derived from a new customer added in 2008. We expect these revenue streams to continue to be insignificant in the future as we focus on the growth of our subscription fees revenue.

Cost of Revenues

Cost of revenues for 2008 and 2007 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Cost of revenues	$837,789	$511,619	$326,170	64%
Percent of total revenues	17.2%	10.4%

Cost of revenues increased 64% to $838,000 in 2008 from $512,000 in 2007. This increase is primarily the result of incremental costs incurred in connection with supporting several new customers acquired in the latter part of 2007 and first part of 2008 as well as a higher turnover rate of members of existing direct-selling organization customers. These incremental costs include additional call center personnel salaries and related payroll expenses of $107,000, external hosting costs of $102,000, and credit card processing of $50,000. In addition, we introduced business card printing services to our direct-selling organization customer members in early 2008 that resulted in incremental costs of $53,000.

Operating Expenses

Operating expenses for 2008 and 2007 comprise the following:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
General and administrative	$4,815,404	$4,896,928	$(81,524)	(2)%
Sales and marketing	2,739,595	2,118,245	621,350	29%
Research and development	2,626,034	2,497,408	128,626	5%
Loss on impairment of intangible assets	3,472,142	-	3,472,142	-
Total operating expenses	$13,653,175	$9,512,581	$4,140,595	44%

Operating expenses increased 44% to $13.7 million in 2008 from $9.5 million in 2007. This increase included the loss on impairment of intangible assets of $3.5 million, as well as increases in sales and marketing and research and development expenses.

General and Administrative

General and administrative expenses for 2008 and 2007 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
General and administrative	$4,815,404	$4,896,928	$(81,524)	(2)%
Percent of total revenues	98.8%	99.2%

General and administrative expenses decreased 2% to $4.8 million in 2008 from $4.9 million in 2007. The expenses remained relatively flat between 2008 and 2007 as significant decreases in personnel costs of $306,000 due to reductions in headcount and the consolidation of our Grand Rapids facility; office expenses of $53,000 due to the consolidation of our Grand Rapids facility; bank charges of $60,000 due to consolidation of banking relationships; and Sarbanes-Oxley compliance costs of $54,000 due to the conclusion of work by an outside consulting firm were offset in part by $431,000 in bad debt expense on trade accounts receivable.

Sales and Marketing

Sales and marketing expenses for 2008 and 2007 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Sales and marketing	$2,739,595	$2,118,245	$621,350	29%
Percent of total revenues	56.2%	42.9%

Sales and marketing expenses increased 29% to $2.7 million in 2008 from $2.1 million in 2007. This increase is primarily attributable to $308,000 in incremental personnel costs, including commissions; $79,000 in public relations expenses that we incurred as we began to shift our focus to the sales and marketing of our enhanced products; and $204,000 associated with revenue-sharing arrangements with our channel partners.

Research and Development

Research and development expenses for 2008 and 2007 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Research and development	$2,626,034	$2,497,408	$128,626	5%
Percent of total revenues	53.9%	50.6%

Research and development expenses increased 5% to $2.6 million in 2008 from $2.5 million in 2007. This net increase is primarily attributable to an increase of $406,000 in outside contractor fees as we worked on enhancing our business tools and applications in 2008 offset in part by a decrease in personnel costs of $321,000 due to a deferral in developer costs associated with a contract not yet recognized as revenue.

Loss on Impairment of Intangible Assets

On a periodic basis, we review our long-lived assets, including intangible assets, for possible impairment. Loss on impairment of intangible assets for 2008 and 2007 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Loss on impairment of intangible assets	$3,472,142	$-	$3,472,142	-
Percent of total revenues	71.3%	0.0%

In 2008, we determined that our iMart trade name was impaired because its carrying value of $1,155,500 exceeded future net undiscounted cash flows of $380,000, calculated using the relief-from-royalty method. As a result, we recognized a loss on impairment of intangible assets in the amount of $775,500 as an operating expense in 2008. We also determined that goodwill of $2,696,642 associated with our acquisition of iMart was fully impaired due to a number of reasons, including the shutdown in 2008 of iMart’s Grand Rapids, Michigan facility and the termination of all its employees; the consolidation of our technology platforms; the deterioration in value of our underlying stock that contributed to the initial value of goodwill; and general economic and market conditions. As a result, we also recognized a loss on impairment of intangible assets for this amount as an operating expense in 2008. There was no impairment of long-lived assets in 2007.

Other Income (Expense)

Other income (expense) for 2008 and 2007 comprise the following:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Interest expense, net	$(633,014)	$(569,975)	$63,039	11%
Legal reserve and debt forgiveness, net	-	(34,877)	(34,877)	(100)%
Gain on legal settlements, net	411,710	-	411,710	-
Other income	17,133	184,772	(167,639)	(91)%
Total other expense	$(204,171)	$(420,080)	$(215,909)	(51)%

Net other expense decreased 51% to $204,000 in 2008 from $420,000 in 2007. This net decrease was primarily attributable to a gain on legal settlements in 2008, offset by an increase in interest expense and a decrease in other income. Select items are discussed in detail below.

Interest Expense, Net

Interest expense, net of interest income, for 2008 and 2007 is as follows:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Interest expense, net	$633,014	$569,975	$63,039	11%
Percent of total revenues	13.0%	11.5%

Interest expense decreased 6% to $682,000 in 2008 from $726,000 in 2007 due primarily to an increase in convertible bond interest of $281,000, offset by decreases in interest expense of $132,000 associated with the warrant issued to Atlas in connection with the extension of our line of credit with Wachovia Bank, NA, or Wachovia; $131,000 associated with a term note held with Fifth Third Bank that was repaid in November 2007; and $64,000 associated with our Paragon line of credit due to an average lower balance and declining interest rates in 2008.

Interest income decreased 69% to $49,000 in 2008 from $156,000 in 2007 due primarily to lower cash balances in interest bearing accounts in 2008, as the cash proceeds raised in the February 2007 private placement and November 2007 convertible note offering as described below under “Liquidity and Capital Resources” were depleted in operations.

Gain on Legal Settlements, Net

Gain on legal settlements, net for 2008 and 2007 is as follows:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Gain on legal settlements, net	$411,710	$-	$411,710	-
Percent of total revenues	8.4%	0.0%

The gain on legal settlements is primarily attributable to $395,000 in legal expense reimbursements that we received in 2008 from our directors’ and officers’ insurance carrier related to previously disclosed SEC matters.

Other Income

Other income for 2008 and 2007 is as follows:

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Other income	$17,133	$184,772	$(167,639)	(91)%
Percent of total revenues	0.4%	3.7%

Other income decreased 91% to $17,000 in 2008 from $185,000 in 2007. This is primarily a result of certain accounting adjustments made in 2007, including $86,000 from the reversal of previously recognized registration rights expense and $75,000 from accruals of potential reimbursement of expenses related to a customer that did not recur in 2008.

Provision for Income Taxes

We did not record a provision for income tax expense in 2008 or 2007 because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for 2008 or 2007 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding our ability to realize deferred tax assets to warrant a full valuation allowance in our financial statements. As of December 31, 2008, we had approximately $47.3 million in net operating loss carryforwards, which may be utilized to offset future taxable income.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures and debt service. As of December 31, 2008, our principal sources of liquidity were cash and cash equivalents totaling $19,000 and current accounts receivable of $185,000, as compared to $3.5 million of cash and cash equivalents and $815,000 in accounts receivable as of December 31, 2007. A primary reason for the decline in cash balances is that during the third quarter of 2008, we established automated sweeps among our accounts at Paragon whereby all available cash at the end of each day is used to pay down our line of credit with Paragon, the purpose of which is to reduce our interest expense. As of December 31, 2008, we had drawn approximately $2.27 million on the $2.47 million line of credit, leaving approximately $200,000 available under the line of credit for our operations. Deferred revenue at December 31, 2008 was $391,000 as compared to $577,000 at December 31, 2007.

As of March 24, 2009, our principal sources of liquidity were cash and cash equivalents totaling approximately $22,000 and accounts receivable of approximately $325,000. In addition, we had drawn approximately $2.27 million on the Paragon line of credit, leaving approximately $200,000 available under the line of credit for operations. As of March 24, 2009, we also have the ability to call up to approximately $9 million of additional funding from our convertible noteholders.

Cash Flows

During the year ended December 31, 2008, our working capital deficit increased by approximately $3,876,000 to $2,989,000 from a working capital surplus of $887,000 at December 31, 2007. As described more fully below, the working capital deficit at December 31, 2008 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.

Cash Flows from Operating Activities

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Net cash used in operating activities	$5,041,255	$4,298,510	$742,745	17%

Net cash used in operating activities increased 17% to $5.0 million in 2008 from $4.3 million in 2007. This increase is primarily attributable to an increase in prepaid expenses due to the prepayment of 36 months of rent at our new headquarters facility, an increase in notes receivable, and decreases in outstanding accounts receivable, other assets, accounts payable, and deferred revenue.

Cash Flows from Investing Activities

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Net cash used in investing activities	$578,405	$79,553	$498,852	627%

Net cash used in investing activities increased 627% to $578,000 in 2008 from $80,000 in 2007. This increase is attributable to the acquisition of $331,000 of furniture and computer equipment in connection with the relocation to our new headquarters facility, as well as the capitalization of software costs of $261,000 related to our new industry-standard platform.

Cash Flows from Financing Activities

	Years Ended December 31,		Year-Over-Year Change
	2008	2007	Dollars	Percent
Net cash provided by financing activities	$2,164,301	$7,525,117	$(5,360,816)	(71)%

Net cash provided by financing activities decreased 71% to $2.2 million in 2008 from $7.5 million in 2007. This decrease is primarily due to cash raised in 2007 from the issuance of common stock as described below.

The net cash in 2008 from our financing activities was generated through both equity and debt financing, as described below.

Equity Financing. In a transaction that closed on February 21, 2007, we sold an aggregate of 2,352,941 shares of our common stock to two new investors, or the investors. The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement, or the SPA, between us and each of the investors. The aggregate gross proceeds to us were $6 million, and we incurred issuance costs of approximately $667,000. Under the SPA, the investors were issued warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised, if at all, by February 21, 2010.

Debt Financing. In November 2006, we established a $1.3 million revolving credit arrangement with Wachovia to be used for general working capital purposes, which we increased to $2.5 million in January 2007. The line of credit was secured by our deposit account at Wachovia and an irrevocable standby letter of credit issued by HSBC with Atlas, a current stockholder and affiliate, as account party. Any advances made on the line of credit were to be paid off no later than August 1, 2008. On February 15, 2008, we repaid the full outstanding principal balance of $2,052,000 and accrued interest of $2,890 outstanding under the line of credit, and our deposit account and the irrevocable standby letter of credit were both released by Wachovia.

On February 20, 2008, we entered into a revolving credit arrangement with Paragon that is renewable on an annual basis subject to mutual approval. The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit must be paid off no later than February 19, 2009, subject to extension due to renewal, with monthly payments being applied first to accrued interest and then to principal. The interest shall accrue on the unpaid principal balance at the Wall Street Journal’s published Prime Rate minus one half percent. As of December 31, 2008, the line of credit was secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party, expiring February 18, 2010. We also have agreed with Atlas that in the event of our default in the repayment of the line of credit that results in the letter of credit being drawn, we will reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At our sole discretion, these payments may be made in cash or by issuing shares of our common stock at a set per-share price of $2.50.

This line of credit replaces our line of credit with Wachovia. As an incentive for the letter of credit from Atlas to secure the Wachovia line of credit, we had entered into a stock purchase warrant and agreement with Atlas. Under the terms of the agreement, Atlas received a warrant to purchase up to 444,444 shares of our common stock at $2.70 per share within 30 business days of the termination of the Wachovia line of credit or if we are in default under the terms of the line of credit with Wachovia. In consideration for Atlas providing the letter of credit, we agreed to amend the agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if we are in default under the terms of the line of credit with Paragon.

On November 14, 2007, in an initial closing, we sold $3.3 million aggregate principal amount of convertible secured subordinated notes due November 14, 2010, or the initial notes. In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal of convertible secured subordinated notes in future closings upon approval and call by our Board of Directors. On August 12, 2008, we exercised our option to sell $1.5 million aggregate principal of additional convertible secured subordinated notes due November 14, 2010 with substantially the same terms and conditions as the initials notes, or the additional notes. In connection with the sale of the additional notes, the noteholders holding a majority of the aggregate principal amount of the convertible secured subordinated notes then outstanding agreed to increase the aggregate principal amount of convertible secured subordinated notes that they are committed to purchase from $8.5 million to $15.3 million. On November 21, 2008, we sold $500,000 aggregate principal amount of additional convertible secured subordinated notes due November 14, 2010, or the new notes, and together with the initial notes and the additional notes, the notes, to two new investors with substantially the same terms and conditions as the initial notes and the additional notes. At December 31, 2008, $5.3 million aggregate principal amount of notes were outstanding.

We are obligated to pay interest on the notes at an annualized rate of 8% payable in quarterly installments commencing three months after the purchase date of the notes. We are not permitted to prepay the notes without approval of the holders of at least a majority of the principal amount of the notes then outstanding.

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

•
issued on August 12, 2008 and November 21, 2008 shall be the lower of $3.05 or 120% multiplied by the average of the closing bid and asked prices of shares of our common stock quoted in the Over-The-Counter Market Summary (or, if our shares are traded on the Nasdaq Stock Market or another exchange, the closing price of shares of our common stock quoted on such exchange) averaged over five trading days prior to the closing date of the sale of such notes.

Payment of the notes will be automatically accelerated if we enter voluntary or involuntary bankruptcy or insolvency proceedings.

The notes and the common stock into which they may be converted have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors. The investors in the initial notes include (i) The Blueline Fund, or Blueline, which originally recommended Philippe Pouponnot, one of our former directors, for appointment to the Board of Directors; (ii) Atlas, an affiliate that originally recommended Shlomo Elia, one of our current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd., which is owned by Doron Roethler, who subsequently became Chairman of our Board of Directors and Interim Chief Executive Officer and serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of our directors and executive officers. The investors in the additional notes are Atlas and Crystal Management Ltd. The investors in the new notes are not affiliated with the Company.

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

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional convertible notes, and bank lines of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit, and additional issuances of notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Going Concern

Our independent registered public accountants have issued an explanatory paragraph in their report included in this Annual Report on Form 10-K for the year ended December 31, 2008 in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Recent Developments

On January 6, 2009, we sold $500,000 aggregate principal amount of additional convertible secured subordinated notes due November 14, 2010 to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.

On February 19, 2009, we renewed our revolving credit arrangement with Paragon. The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit must be paid off no later than February 11, 2010, with monthly payments being applied first to accrued interest and then to principal. The interest shall accrue on the unpaid principal balance at the Wall Street Journal's published Prime Rate, but at no time shall the interest rate be less than 5.5%. The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.50 million issued by HSBC with Atlas as account party.

On February 24, 2009, we sold $500,000 aggregate principal amount of additional convertible secured subordinated notes due November 14, 2010 to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.

Also on February 24, 2009, the noteholders holding a majority of the aggregate principal amount of the notes outstanding agreed that we may sell up to $6 million aggregate principal amount of additional convertible secured subordinated notes to new investors or existing noteholders at any time on or before December 31, 2009 with a maturity date of November 14, 2010 or later. In addition, the maturity date definition for each of the notes was changed from November 14, 2010 to the date upon which the note is due and payable, which is the earlier of (1) November 14, 2010, (2) a change of control, or (3) if an event of default occurs, the date upon which noteholders accelerate the indebtedness evidenced by the notes.

The formula for calculating the conversion price of the notes was also amended such that the conversion price of each outstanding note and any additional note sold in the future would be the same and will be the lowest “applicable conversion price” determined for each note. The “applicable conversion price” for each note shall be calculated by multiplying 120% by the lowest of:

•	the average of the high and low prices of our common stock on the OTCBB averaged over the five trading days prior to the closing date of the issuance of such note;

•
if our common stock is not traded on the Over-The-Counter market, the closing price of the common stock reported on the Nasdaq National Market or the principal exchange on which the common stock is listed, averaged over the five trading days prior to the closing date of the issuance of such note; or

•
the closing price of our common stock on the OTCBB, the Nasdaq National Market or the principal exchange on which the common stock is listed, as applicable, on the trading day immediately preceding the date such note is converted, in each case as adjusted for stock splits, dividends or combinations, recapitalizations or similar events.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Smart Online, Inc.
Durham, North Carolina

We have audited the accompanying consolidated balance sheets of Smart Online, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart Online, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    /s/ Sherb & Co., LLP
    Certified Public Accountants
New York, New York
March 27, 2009

SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18,602	$3,473,959
Accounts receivable, net	184,930	815,102
Note receivable	60,000	55,000
Prepaid expenses	289,372	90,886
Deferred financing costs	-	301,249
Total current assets	552,904	4,736,196
Property and equipment, net	365,993	174,619
Capitalized software, net	261,221	-
Note receivable, non-current	372,317	225,000
Prepaid expenses, non-current	258,301	-
Intangible assets, net	1,410,245	2,882,055
Goodwill	-	2,696,642
Other assets	1,736	60,311
TOTAL ASSETS	$3,222,717	$10,774,823

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$398,237	$628,370
Notes payable	2,341,177	2,287,682
Deferred revenue	323,976	329,805
Accrued liabilities	478,917	603,338
Total current liabilities	3,542,307	3,849,195
Long-term liabilities:
Notes payable	5,327,211	3,313,903
Deferred revenue	67,353	247,312
Total long-term liabilities	5,394,564	3,561,215
Total liabilities	8,936,871	7,410,410
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,333,601 and 18,159,768 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	18,334	18,160
Additional paid-in capital	66,945,588	66,202,179
Accumulated deficit	(72,678,076)	(62,855,926)
Total stockholders’ equity (deficit)	(5,714,154)	3,364,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,222,717	$10,774,823

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007
REVENUES:
Subscription fees	$2,683,770	$2,829,343
Professional service fees	2,045,508	1,436,770
License fees	26,250	580,000
Other revenue	117,457	91,541
Total revenues	4,872,985	4,937,654

COST OF REVENUES	837,789	511,619

GROSS PROFIT	4,035,196	4,426,035

OPERATING EXPENSES:
General and administrative	4,815,405	4,896,928
Sales and marketing	2,739,595	2,118,245
Research and development	2,626,034	2,497,408
Loss on impairment of intangible assets	3,472,141	-

Total operating expenses	13,653,175	9,512,581

LOSS FROM OPERATIONS	(9,617,979)	(5,086,546)

OTHER INCOME (EXPENSE):
Interest expense, net	(633,014)	(569,975)
Legal reserve and debt forgiveness, net	-	(34,877)
Gain on legal settlements, net	411,710	-
Other income	17,133	184,772

Total other expense	(204,171)	(420,080)

NET LOSS	$(9,822,150)	$(5,506,626)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.54)	$(0.32)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and fully diluted	18,309,771	17,046,608

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,822,150)	$(5,506,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	825,846	841,625
Amortization of deferred financing costs	301,249	433,054
Provision for accounts and contract receivable allowances	430,505	-
Equity-based compensation	424,513	548,368
Registration rights penalty	-	(62,376)
Accrual for loss on legal settlements	-	250,000
Gain on debt forgiveness	-	(215,123)
Gain on disposal of assets	(3,729)	-
Loss on impairment of intangible assets	3,472,142	-
Changes in assets and liabilities:
Accounts receivable	199,667	(567,483)
Notes receivable	(152,317)	(280,000)
Prepaid expenses	(456,787)	10,081
Other assets	58,575	(47,271)
Accounts payable	(230,133)	(8,444)
Deferred revenue	(185,788)	252,089
Accrued and other expenses	97,152	53,596
Net cash used in operating activities	(5,041,255)	(4,298,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(330,748)	(77,520)
Purchase of trade name	-	(2,033)
Proceeds from sale of furniture and equipment	13,564	-
Capitalized software	(261,221)	-
Net cash used in investing activities	(578,405)	(79,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	8,780,303	4,750,000
Repayments of debt borrowings	(6,713,500)	(2,834,272)
Restricted cash	-	250,000
Issuance of common stock, net of costs	97,500	5,359,389
Net cash provided by financing activities	2,164,303	7,525,117

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,455,357)	3,147,054
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,473,959	326,905
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,602	$3,473,959

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$360,692	$302,627
Taxes	$40,367	$-
Supplemental schedule of non-cash financing activities:
Conversion of debt to equity	$228,546	$-
Assets acquired under capital lease	$48,214	$23,949
Shares issued in settlement of notes payable	$-	$129,311

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Additional
	Shares	$0.001 Par Value	Paid-In Capital	Accumulated Deficit	Totals
BALANCES, DECEMBER 31, 2006	$15,379,030	15,379	$59,159,919	$(57,349,300)	$1,825,998
Exercise of options	55,204	55	25,945	-	26,000
Issuance of common stock, net of expenses	2,352,941	2,353	5,331,035	-	5,333,388
Registration rights share issuances and settlements	83,093	83	402,899	-	402,982
Equity-based compensation	289,500	290	548,078	-	548,368
Issuance of warrants	-	-	734,303	-	734,303
Net loss				(5,506,626)	(5,506,626)
BALANCES, DECEMBER 31, 2007	$18,159,768	18,160	$66,202,179	$(62,855,926)	$3,364,413
Exercise of options	206,069	206	97,294	-	97,500
Issuance of common stock, net of expenses	19,608	20	228,527	-	228,547
Equity-based compensation	70,000	70	424,443	-	424,513
Cancellations of unvested restricted share issuances and forfeitures for payment of tax obligations	(121,844)	(122)	(6,855)	-	(6,977)
Net loss				(9,822,150)	(9,822,150)
BALANCES, DECEMBER 31, 2008	$18,333,601	18,334	$66,945,588	$(72,678,076)	$(5,714,154)

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

1.	SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Going Concern - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and services targeted to small businesses that are delivered via a Software-as-a-Service (“SaaS”) model. The Company sells its SaaS products and services primarily through private-label marketing partners. In addition, the Company provides website consulting services, primarily in the e-commerce retail industry. The Company maintains a website for potential partners containing certain corporate information located at www.smartonline.com.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2008 and 2007, the Company incurred net losses as well as negative cash flows, is involved in a class action lawsuit (See Note 7, “Commitments and Contingencies”) and, at December 31, 2008, had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. At December 31, 2008, the Company does have a commitment from its secured subordinated noteholders to purchase up to an additional $9 million in convertible notes, which if funded would enable the Company to continue as a going concern. The Company’s future plans include the introduction of its new industry-standard platform, the development of additional new products and applications, and further enhancement of its existing small-business applications and tools.

Fiscal Year - The Company’s fiscal year ends December 31. References to fiscal 2008, for example, refer to the fiscal year ending December 31, 2008.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued, and the period over which revenue is generated. Actual results could differ materially from those estimates.

Fair Value of Financial Instruments - Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to the short period of time to maturity, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable reported in the consolidated financial statements approximate the fair value.

Reclassifications - Certain prior year and comparative period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Smart CRM, Inc. (“Smart CRM”) and Smart Commerce, Inc. (“Smart Commerce”). All significant intercompany accounts and transactions have been eliminated. Subsidiary accounts are included only from the date of acquisition forward. On December 31, 2008, each of Smart CRM and Smart Commerce were merged into the Company.

Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash - Under the terms of a promissory note between Smart Commerce and Fifth Third Bank, $250,000 on deposit at Fifth Third Bank served as loan collateral and was restricted. Such restricted cash was scheduled to be released from the restrictions in three equal installments of approximately $83,000 on June 30, 2007, December 31, 2007, and June 30, 2008 if the Company met certain debt covenants regarding operating metrics for Smart Commerce. All such cash was released in November 2007 when the Company prepaid the entire outstanding loan balance.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. See Note 10, “Major Customers and Concentration of Credit Risk,” for further discussion of risk within accounts receivable.

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability, failure, or refusal of its customers to make required payments. The need for an allowance for doubtful accounts is evaluated based on specifically identified amounts that management believes to be potentially uncollectible. If actual collections experience changes, revisions to the allowance may be required.

In addition, from time to time the Company, as part of its negotiated contracts, has granted extended payment terms to its strategic partners. As payments become due under the terms of the contract, they are invoiced and reclassified as accounts receivable. During the second quarter of 2008, the Company entered into a web services agreement with a new customer that provided for extended payment terms related to both professional services and the grant of a software license. During the third quarter of 2008, this customer began experiencing cash flow difficulties and significantly slowed its payments to the Company in the fourth quarter of 2008.

Based on these criteria, management determined that at December 31, 2008, an allowance for doubtful accounts of $428,158 was required, comprising the full outstanding balance of this customer’s accounts and contract receivable. Management determined that at December 31, 2007, no allowance for doubtful accounts was required.

Prepaid Expenses - Prepaid expenses consist primarily of a lump-sum rent payment on the Company’s headquarters office space, advance payments to registries for domain name registrations, and miscellaneous payments made in advance of the period to which they relate. Prepaid expenses are amortized to expense on a straight-line basis over the period covered by the expenses. In the case of prepaid registry fees, the amortization period is consistent with the revenue recognition of the related domain name registration.

Property and Equipment - Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method as follows:

Computer hardware	3 years
Computer software	3 years
Furniture and fixtures	7 years
Office equipment	5 years
Leasehold improvements	Shorter of the estimated useful life or the lease term
Automobiles	5 years

Intangible Assets and Goodwill - Intangible assets consist primarily of assets obtained through the acquisitions of Computility, Inc. (“Computility”) and iMart Incorporated (“iMart”) and include customer bases, acquired technology, non-compete agreements, trademarks, trade names, workforces in place, and goodwill. The Company also owns several copyrights and trademarks related to products, names, and logos used throughout its non-acquired product lines. All assets are amortized on a straight-line basis over their estimated useful lives with the exception of the iMart trade name, workforces in place, and goodwill, which are deemed by management to have indefinite lives and are not amortized.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for possible impairment at the earlier of annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount exceeds the fair value and is recognized as an operating expense in the period in which the determination is made. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods.

In 2008, management determined that its iMart trade name was impaired because its carrying value of $1,155,500 exceeded future net undiscounted cash flows of $380,000, calculated using the relief-from-royalty method. As a result, a loss on impairment of intangible assets in the amount of $775,500 was recognized as an operating expense in 2008. However, because the Company intends to continue to use the iMart trade name and branding in sales and marketing activities indefinitely, management concluded that an indefinite life was still appropriate. There was no impairment of long-lived assets in 2007.

The Company evaluates the recoverability of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, at the earlier of annually in the fourth quarter or whenever events or changes in circumstances indicate that the balance may not be recoverable. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations including changes that restrict the activities of the acquired business, a change in the strategic direction of the Company, and a variety of other circumstances.

In 2008, management determined that goodwill of $2,696,642 associated with its acquisition of iMart was fully impaired due to a number of reasons, including the shutdown in 2008 of iMart’s Grand Rapids, Michigan facility and the termination of all its employees; the consolidation of its technology platforms; the deterioration in value of the Company’s underlying stock that contributed to the initial value of goodwill; and general economic and market conditions. As a result, a loss on impairment of intangible assets for this amount was recognized as an operating expense in 2008.

Revenue Recognition - The Company derives revenue primarily from subscription fees charged to customers accessing its SaaS applications; professional service fees, consisting primarily of consulting; the perpetual or term licensing of software platforms or applications; and hosting and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. Because the Company licenses, sells, leases, or otherwise markets computer software, it uses the residual method pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. This method allows the Company to recognize revenue for a delivered element when such element has vendor specific objective evidence (“VSOE”) of the fair value of the delivered element. If VSOE cannot be determined or maintained for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

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

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. The Company typically has a revenue-share arrangement with these marketing partners in order to encourage them to market the Company’s products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. Any payments received in advance of the subscription period are accrued as deferred revenue and amortized over the subscription period. The Company recognizes revenue on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal or Net as an Agent, when services are provided directly by the Company to end users and revenue-share arrangements exist with its marketing partners.

Because its customers generally do not have the contractual right to take possession of the software it licenses or markets at any time, the Company recognizes revenue on hosting and maintenance fees as the services are provided in accordance with Emerging Issues Task Force Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.

Deferred Revenue - Deferred revenue consists of billings or payments received in advance of revenue recognition, and it is recognized as the revenue recognition criteria are met. Deferred revenue also includes certain professional services fees and licensing revenues where all the criteria of SOP 97-2 were not met. Deferred revenue that will be recognized over the succeeding 12-month period is recorded as current and the remaining portion is recorded as noncurrent.

Cost of Revenues - Cost of revenues primarily is composed of salaries associated with maintaining and supporting customers, the cost of domain name and e-mail registrations, and the cost of external facilities where the Company’s and its customers’ customized applications are hosted.

Software Development Costs - The Company capitalizes certain costs of software developed in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. The Company’s policy provides for the capitalization of certain outside contractors’ fees and payroll and payroll-related costs for employees who are directly associated with the development of the Company’s software. Capitalized costs are ratably amortized using the straight-line method over the estimated useful life of the software, generally three years. Management evaluates the recoverability of its capitalized software at the earlier of annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable by comparing the amount capitalized to the estimated net realizable value of the software. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes down the carrying cost to net realizable value.

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

Beginning in May 2008, the Company determined that it was strategically desirable to develop an industry-standard platform and to enhance the current SaaS applications. A detailed design plan indicated that the product was technologically feasible. In July 2008, development commenced, and as of December 31, 2008, $261,221 in associated costs were capitalized in accordance with SFAS No. 86. As this platform is still under development, the Company recognized no amortization expense during the year ended December 31, 2008.

SFAS No. 2, Accounting for Research and Development Costs, establishes accounting and reporting standards for research and development. Costs incurred to search for new revenue producing products or services, to significantly improve an existing product, and to formulate design plans in an effort to establish technological feasibility are expensed in the period they are incurred.

Advertising Costs - The Company expenses all advertising costs as they are incurred. The amounts charged to sales and marketing expense during 2008 and 2007 were $37,202 and $24,144, respectively.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the Modified Prospective Approach. Under the Modified Prospective Approach, the amount of compensation cost recognized includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (ii) compensation cost for all share-based payments that are granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Upon adoption, the Company recognized the stock-based compensation of previously granted options and new options under the straight-line method over the requisite service period. Total stock-based compensation expense recognized under SFAS No. 123R was approximately $424,513 and $548,368 for the years ended December 31, 2008 and 2007, respectively. No stock-based compensation was capitalized in the consolidated financial statements.

In computing the impact of stock-based compensation expense, the fair value of each award is estimated on the date of grant based on the Black-Scholes option pricing model utilizing certain assumptions for a risk-free interest rate, volatility, and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The fair value of option grants under the Company’s equity compensation plan during the years ended December 31, 2008 and 2007 were estimated using the following weighted average assumptions:

	Year Ended December 31,
	2008	2007
Dividend yield	0.0%	0.0%
Expected volatility	46%	63%
Risk-free interest rate	4.41%	3.45%
Expected lives (years)	4.3	4.6

Dividend yield – The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility – Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Expected volatility is partially based on the historical volatility of the Company’s common stock since the end of the prior fiscal year as well as management’s expectations for future volatility.

Risk-free interest rate – The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the option.

Expected lives – The expected lives of the options represent the estimated period of time until exercise or forfeiture and are based on historical experience of similar awards.

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of stock options, totaling 1,927,165 and 3,300,215 shares on December 31, 2008 and 2007, respectively, were excluded from the calculation of common equivalent shares as the impact was anti-dilutive.

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

In 2007, the Company operated as two segments. The segments were the Company’s core operations (the “Smart Online segment”) and the operations of the Company’s wholly owned subsidiary Smart Commerce (the “Smart Commerce segment”). The Smart Online segment generated revenues from the development and distribution of Internet-delivered SaaS small-business applications through a variety of channels. The Smart Commerce segment generated revenues primarily from subscriptions to the Company’s multi-channel e-commerce systems, including domain name registration and e-mail solutions, e-commerce solutions, and website design, as well as website hosting and consulting services. The Company included costs that were not allocated to specific segments, such as corporate general and administrative expenses and share-based compensation expenses, in the Smart Online segment.

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

3.	BALANCE SHEET ACCOUNTS

Prepaid Expenses

In July 2008, the Company entered into a 36-month sublease agreement for approximately 9,837 square feet of office space in Durham, North Carolina near Research Triangle Park, into which the Company relocated its headquarters in September 2008. The agreement included the conveyance of certain furniture to the Company without a stated value and required a lump-sum, upfront payment of $500,000 that was made in September 2008. Management has assessed the fair market value of the furniture to be approximately $50,000, and this amount was capitalized and is subject to depreciation in accordance with the Company’s fixed asset policies. The remainder of the payment was recorded as prepaid expense, with the portion relating to rent for periods beyond the next 12 months classified as non-current, and is being amortized to rent expense over the term of the lease.

Deferred Financing Costs

To assist the Company in securing a modification to its line of credit with Wachovia Bank, NA (“Wachovia”), Atlas Capital SA (“Atlas”) provided Wachovia with a modified standby letter of credit. In exchange for Atlas providing Wachovia with the modified letter of credit, on January 15, 2007 the Company issued Atlas a warrant containing a provision for cashless exercise to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share. The fair value of the warrant was $734,303 as measured using the Black-Scholes option pricing model at the time the warrant was issued. This amount was recorded as deferred financing costs and was amortized to interest expense in the amount of $37,657 per month over the remaining period of the modified line of credit, which was scheduled to expire in August 2008. In February 2008, the Wachovia line of credit was replaced by a new line of credit with Paragon Commercial Bank (“Paragon”) as described in Note 6, “Notes Payable.” Atlas agreed to provide Paragon a new standby letter of credit and the Company agreed to amend the Atlas warrant agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit with Paragon. As of December 31, 2008, the deferred financing costs were fully amortized to interest expense.

Accrued Liabilities

At December 31, 2008, the Company had accrued liabilities totaling $478,917. This amount consisted primarily of $117,102 of liability related to the development of the Company’s custom accounting application; $137,500 related to legal reserves; $30,198 for tax-related liabilities associated with the vesting of restricted stock; $30,903 of estimated loss on a long-term customer contract; $79,300 of cash collected through the Company's merchant account on behalf of a customer; and $54,467 of convertible note interest payable.

At December 31, 2007, the Company had accrued liabilities totaling $603,338. This amount consisted primarily of $204,000 of liability accrued related to the development of the Company’s custom accounting application; $250,000 related to legal reserves; $45,308 due a customer for overpayment of its account; $30,040 of accrued sales commissions; and $33,733 of convertible note interest payable.

Deferred Revenue

Deferred revenue comprises the following items:

•	Subscription fees – Short-term and long-term portions of cash received related to one- or two-year subscriptions for domain names and/or e-mail accounts.

•	License fees – Licensing revenue where customers did not meet all the criteria of SOP 97-2. Such deferred revenue will be recognized when delivery has occurred or collectibility becomes probable.

•
Professional service fees – A customer that purchased a license and paid professional service fees during 2008 and 2007 to develop a customized application decided in the latter part of 2008 to move the application to the Company’s new technology platform. In connection with this new arrangement, the customer desires customization beyond the original scope of the project and will also be responsible for a monthly fee to maintain the application starting in the second quarter of 2009. This deferred revenue represents the difference between earned fees and unearned license and professional service fees that will be recognized as professional service fees revenue in 2009.

The components of deferred revenue for the periods indicated were as follows:

	December 31, 2008	December 31, 2007

Subscription fees	$89,852	$197,117
License fees	108,750	380,000
Professional service fees	192,727	-
Totals	$391,329	$577,117

Current portion	$323,976	$329,805
Non-current portion	67,353	247,312
Totals	$391,329	$577,117

4.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

Property and equipment consists of the following:

	December 31, 2008	December 31, 2007
Computer hardware	$1,182,513	$822,341
Computer software	480,262	583,724
Furniture and fixtures	115,167	15,386
Office equipment	68,850	114,384
Leasehold improvements	52,994	-
Automobiles	-	29,504
	1,899,786	1,565,339
Less accumulated depreciation	(1,533,793)	(1,390,720)
Property and equipment, net	$365,993	$174,619

Capitalized software consists of the following:

	December 31, 2008	December 31, 2007
Capitalized software	$261,221	$-
Less accumulated amortization	-	-
Capitalized software, net	$261,221	$-

Depreciation expense for the years ended December 31, 2008 and 2007 was $129,539 and $104,169, respectively.

As the Company’s new technology platform was still under development at December 31, 2008, no amortization expense relating to capitalized software has been recognized.

5.	INTANGIBLE ASSETS

The following table summarizes information about intangible assets at December 31, 2008:

Asset Category	Value Assigned	Residual Value	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments)
Customer bases	$1,944,347	$-	6.2	$-	$1,076,740	$867,607
Acquired technology	501,264	-	3	-	501,264	-
Non-compete agreement	801,785	-	4	-	643,098	158,687
Trademarks and copyrights	52,372	-	9.7	-	48,421	3,951
Trade name	1,155,500	N/A	N/A	(775,500)	N/A	380,000
Goodwill and workforce	2,696,642	N/A	N/A	(2,696,642)	N/A	-
Totals	$7,151,910	$-		$(3,472,142)	$2,269,523	$1,410,245

The following table summarizes information about intangible assets at December 31, 2007:

Asset Category	Value Assigned	Residual Value	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments)
Customer bases	$1,944,347	$-	6.2	$-	$741,130	$1,203,217
Acquired technology	501,264	-	3	-	368,986	132,278
Non-compete agreements	891,785	-	4	-	510,152	381,633
Trademarks and copyrights	52,372	-	9.7	-	42,945	9,427
Trade name	1,155,500	N/A	N/A	-	N/A	1,155,500
Goodwill and workforce	2,696,642	N/A	N/A	-	N/A	2,696,642
Totals	$7,241,910	$-		$-	$1,663,213	$5,578,697

Intangible assets acquired were valued using the standard of “fair value,” defined in SFAS No. 141, Business Combinations, as “the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.” Goodwill was initially calculated as the difference between the purchase price of the acquisition (which was negotiated in an arm’s-length transaction) and the value of the identifiable tangible and intangible assets acquired. Copyrights and trademarks were capitalized using the costs of all legal and application fees incurred.

For the years ended December 31, 2008 and 2007, the aggregate amortization expense on the above intangibles was approximately $696,307 and $737,458, respectively. The aggregate amortization expense for the years ended December 31, 2009 through 2013 is expected to be approximately $470,127, $200,639, $200,639, $158,839, and $0 for each respective year.

6.	NOTES PAYABLE

Convertible Notes

On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of convertible secured subordinated notes due November 14, 2010 (the “Initial Notes”). In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal of secured subordinated notes in future closings upon approval and call by the Company’s Board of Directors. On August 12, 2008, the Company exercised its option to sell $1.5 million aggregate principal of additional convertible secured subordinated notes due November 14, 2010, with substantially the same terms and conditions as the Initial Notes (the “Additional Notes”). In connection with the sale of the Additional Notes, the noteholders holding a majority of the aggregate principal amount of the convertible secured subordinated notes then outstanding agreed to increase the aggregate principal amount of secured subordinated convertible notes that they are committed to purchase from $8.5 million to $15.3 million.

On November 21, 2008, the Company sold $500,000 aggregate principal amount of additional convertible secured subordinated notes due November 14, 2010 (the “New Notes”) to two new investors with substantially the same terms and conditions as the Initial Notes and the Additional Notes (collectively with the New Notes, the “notes”).

The Company is obligated to pay interest on the notes at an annualized rate of 8% payable in quarterly installments commencing three months after the purchase date of the notes. The Company is not permitted to prepay the notes without approval of the holders of at least a majority of the principal amount of the notes then outstanding.

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

•
issued on August 12, 2008 and November 21, 2008 shall be the lower of $3.05 or 120% multiplied by the average of the closing bid and asked prices of shares of the Company’s common stock quoted in the Over-The-Counter Market Summary (or, if the Company’s shares are traded on the Nasdaq Stock Market or another exchange, the closing price of shares of the Company’s common stock quoted on such exchange) averaged over five trading days prior to the closing date of the sale of such notes.

Payment of the notes will be automatically accelerated if the Company enters voluntary or involuntary bankruptcy or insolvency proceedings.

The notes and the common stock into which they may be converted have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors. The investors in the Initial Notes include (i) The Blueline Fund, which originally recommended Philippe Pouponnot, a former director of the Company, for appointment to the Company’s Board of Directors; (ii) Atlas, an affiliate of the Company that originally recommended Shlomo Elia, one of the Company’s current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd. (“Crystal”), which is owned by Doron Roethler, who subsequently became Chairman of the Company’s Board of Directors and Interim Chief Executive Officer and serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of the Company’s directors and executive officers. The investors in the Additional Notes are Atlas and Crystal. The investors in the New Notes are not affiliated with the Company.

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

On November 6, 2007, Canaccord Adams, Inc. (“CA”) agreed to waive any rights it held under its January 2007 engagement letter with the Company that it may have with respect to the convertible note offering, including the right to receive any fees in connection with the offering.

Lines of Credit

On November 9, 2006, Smart Commerce entered into a loan agreement with Fifth Third Bank. Under the terms of this agreement, Smart Commerce borrowed $1.8 million to be repaid in 24 monthly installments of $75,000 plus interest beginning in December 2006. The interest rate was Prime plus 1.5% as periodically determined by Fifth Third Bank. The loan was secured by all of the assets of Smart Commerce, including a cash security account of $250,000 and all of Smart Commerce’s intellectual property. The loan was guaranteed by the Company, and such guaranty was secured by all of the common stock of Smart Commerce. Under the terms of the loan agreement, Smart Commerce established a lockbox account with Fifth Third Bank but had the right to use the amounts deposited in the account for any purpose not inconsistent with the loan agreement and related documents so long as no event of default existed and was continuing. Such restricted cash was scheduled to be released from the restrictions in three equal installments of approximately $83,000, on June 30, 2007, December 31, 2007, and June 30, 2008, if the Company met certain debt covenants regarding operating metrics for Smart Commerce. In November 2007, following the convertible note offering described above, the Company repaid all principal and interest owed to Fifth Third Bank in connection with this loan. All restricted cash was released and used to repay part of the principal due.

On November 14, 2006, the Company entered into a revolving credit arrangement with Wachovia for $1.3 million to be used for general working capital. Any advances made on the line of credit were to be paid off no later than August 1, 2007, with monthly payments of accrued interest on any outstanding balance commencing on December 1, 2006. The interest accrued on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. The line of credit was secured by the Company’s deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $1.3 million issued by HSBC Private Bank (Suisse) SA (“HSBC”) with Atlas, a current stockholder, as account party.

On January 24, 2007, the Company entered into an amendment to its line of credit with Wachovia to increase the available principal from $1.3 million to $2.5 million and to extend the maturity date from August 1, 2007 to August 1, 2008. The amended line of credit was secured by the Company’s deposit account at Wachovia and a modified irrevocable standby letter of credit in the amount of $2,500,000 issued by HSBC with Atlas as account party. As of December 31, 2007, the Company owed $2,052,000 under the line of credit. On February 15, 2008, the Company repaid the full outstanding principal balance of $2,052,000 and accrued interest of $2,890.

On February 20, 2008, the Company entered into a revolving credit arrangement with Paragon that is renewable on an annual basis subject to mutual approval. The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit must be paid off no later than February 19, 2009, subject to extension due to renewal, with monthly payments being applied first to accrued interest and then to principal. The interest shall accrue on the unpaid principal balance at the Wall Street Journal’s published Prime Rate minus one half percent. The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party that expires on February 18, 2010. The Company also has agreed with Atlas that in the event of a default by the Company in the repayment of the line of credit that results in the letter of credit being drawn, the Company shall reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At the sole discretion of the Company, these payments may be made in cash or by issuing shares of the Company’s common stock at a set per-share price of $2.50.

As of December 31, 2008, the Company had notes payable totaling $7,668,388. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	Total	Maturity	Rate
Paragon Commercial Bank credit line	$2,272,118	$-	$2,272,118	Feb 2009	Prime less 0.5%
Insurance premium note	42,753	-	42,753	Jul 2009	6.1%
Various capital leases	26,306	27,211	53,517	Various	10.7-18.9%
Convertible notes	-	5,300,000	5,300,000	Nov 2010	8.0%
Totals	$2,341,177	$5,327,211	$7,668,388

As of December 31, 2008, the Prime Rate was 3.25%.

As of December 31, 2007, the Company had notes payable totaling $5,601,585. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	Total	Maturity	Rate
Wachovia Bank credit line	$2,052,000	$-	$2,052,000	Aug 2008	LIBOR plus 0.9%
Acquisition fee-iMart	209,179	-	209,179	Oct 2007	8.0%
Acquisition fee-Computility	19,182	-	19,182	Mar 2007	8.0%
Capital lease	7,321	13,903	21,224	Jun 2010	18.9%
Convertible notes	-	3,300,000	3,300,000	Nov 2010	8.0%
Totals	$2,287,682	$3,313,903	$5,601,585

As of December 31, 2007, LIBOR was 4.75%.

7.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases computer and office equipment under capital lease agreements that expire through July 2011. Total amounts financed under these capital leases were $53,517 and $21,226 at December 31, 2008 and 2007, respectively, net of accumulated amortization of $18,647 and $2,723, respectively. The current and non-current portions of the capital leases have been recorded in current and long-term portions of notes payable on the consolidated balance sheets as of December 31, 2008 and 2007. See also Note 6, “Notes Payable.”

In 2008, the Company entered into a non-cancelable sublease with a remaining term of 36 months to relocate its North Carolina headquarters to another facility near Research Triangle Park. As described in Note 3, “Balance Sheet Accounts,” the Company prepaid the lease and purchased existing furniture and fixtures for a lump-sum payment of $500,000, of which $450,080 was allocated to rent and is being amortized monthly over the remaining term of the lease. The Company also has a non-cancelable lease through October 2009 for an apartment near its headquarters that is utilized by its out of town executives and members of its Board of Directors. As of December 31, 2008, future annual minimum operating lease payments for 2009 are $19,950.

Rent expense for the years ended December 31, 2008 and 2007 was $320,421 and $275,683, respectively.

Development Agreement

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application. In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company’s common stock based upon the developer attaining certain milestones. This agreement was modified on March 26, 2008 to adjust the total number of shares issuable under the agreement to 29,014. As of December 31, 2008, the Company had paid $470,834 and issued 3,473 shares of common stock related to this obligation.

Legal Proceedings

The Company is subject to claims and suits that arise from time to time in the ordinary course of business.

On October 18, 2007, Robyn L. Gooden filed a purported class action lawsuit in the United States District Court for the Middle District of North Carolina naming the Company, certain of its current and former officers and directors, Maxim Group, LLC, and Jesup & Lamont Securities Corp. as defendants. The lawsuit was filed on behalf of all persons other than the defendants who purchased the Company’s securities from May 2, 2005 through September 28, 2007 and were damaged. The complaint asserts violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The complaint asserts that the defendants made material and misleading statements with the intent to mislead the investing public and conspired in a fraudulent scheme to manipulate trading in the Company’s stock, allegedly causing plaintiffs to purchase the stock at an inflated price. The complaint requests certification of the plaintiff as class representative and seeks, among other relief, unspecified compensatory damages including interest, plus reasonable costs and expenses including counsel fees and expert fees. On June 24, 2008, the court entered an order appointing a lead plaintiff for the class action. On September 8, 2008, the plaintiff filed an amended complaint that added additional defendants who had served as directors or officers of the Company during the class period as well as the Company’s independent auditor.

During April 2008, the Company received approximately $95,000 in insurance reimbursement for previously disputed legal expenses primarily related to previously disclosed SEC matters. During August 2008, the Company and the insurance carrier agreed that the carrier would reimburse it $300,000 for previously disputed legal expenses primarily related to its previously disclosed SEC matters. The reimbursement covered all disputed Company expenses prior to September 11, 2007 as well as certain enumerated invoices in dispute for the balance of 2007, and it was received by the Company. Because the outcome of the dispute was unclear, the Company expensed as incurred all legal costs with respect to the SEC matters and the Company’s 2006 internal investigation. For the year ended December 31, 2008, both reimbursements have been recorded in the consolidated statements of operations as a gain on legal settlements.

At this time, the Company is not able to determine the likely outcome of the legal matters described above, nor can it estimate its potential financial exposure. Management has made an initial estimate based upon its knowledge, experience and input from legal counsel, and the Company has accrued approximately $137,500 and $250,000 of additional legal reserves at December 31, 2008 and 2007, respectively. Such reserves will be adjusted in future periods as more information becomes available. If an unfavorable resolution of any of these matters occurs, the Company’s business, results of operations, and financial condition could be materially adversely affected.

8.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2008, it had 18,333,601 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

In a transaction that closed on February 21, 2007, the Company sold an aggregate of 2,352,941 shares of its common stock to two new investors (the “Investors”). The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement (the “SPA”) between the Company and each of the Investors. The aggregate gross proceeds were $6 million and the Company incurred issuance costs of approximately $667,000.

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

In January 2008, the Company issued 19,608 shares of common stock to a consulting firm as full payment of the outstanding obligation related to fees accrued for services rendered in conjunction with the 2005 acquisitions of iMart and Computility. At December 31, 2007, these obligations were included in the current portion of notes payable and in accrued liabilities in the amounts of $228,361 and $187, respectively.

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at December 31, 2008.

Warrants

As incentive to modify a letter of credit relating to the Wachovia line of credit (see Note 6, “Notes Payable”), the Company entered into a Stock Purchase Warrant and Agreement (the “Warrant Agreement”) with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant containing a provision for cashless exercise to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share at the termination of the line of credit or if the Company is in default under the terms of the line of credit with Wachovia. The fair value of the warrant was $734,303 as measured using the Black-Scholes option pricing model at the time the warrant was issued. This amount was recorded as deferred financing costs and was amortized to interest expense in the amount of $37,657 per month over the remaining period of the modified line of credit, which was scheduled to expire in August 2008. As of December 31, 2007, the deferred financing costs to be amortized to interest expense over the remaining eight months, or $301,249, were classified as current assets. In consideration for Atlas providing the Paragon line of credit (see Note 6, “Notes Payable”), the Company agreed to amend the Warrant Agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit. If the warrant is exercised in full, it will result in gross proceeds to the Company of approximately $1,200,000.

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

As of December 31, 2008, warrants to purchase up to 1,655,915 shares were outstanding.

Equity Compensation Plans

2004 Equity Compensation Plan

The Company adopted its 2004 Equity Compensation Plan (the “2004 Plan”) as of March 31, 2004. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, and other direct stock awards to employees (including officers) and directors of the Company as well as to certain consultants and advisors. In June 2007, the Company temporarily limited the issuance of shares of its common stock reserved under the 2004 Plan to awards of restricted or unrestricted stock and in June 2008 again made options available for grant under the 2004 Plan. The total number of shares of common stock reserved for issuance under the 2004 plan is 5,000,000 shares, subject to adjustment in the event of a stock split, stock dividend, recapitalization, or similar capital change.

During 2008, a total of 70,000 shares of restricted stock were issued at a price equal to the fair market value of the stock on the date of grant. An aggregate of 35,000 shares of restricted stock were issued to the Company’s independent directors in accordance with the Company’s board compensation policy with restrictions that lapse ratably over a one-year period. A total of 35,000 shares were issued to the newly appointed Chief Operating Officer with restrictions that lapse in varying increments over a four-year period. Additionally, a total of 121,844 shares of restricted stock were canceled during the year ended December 31, 2008 due to resignations, terminations, payment of employee tax obligations resulting from share vesting, and exchange for stock options. At December 31, 2008, there remains $90,055 of unvested expense yet to be recorded related to all restricted stock outstanding.

During 2007, a total of 274,500 shares of restricted stock were issued at a price equal to the fair market value of the stock on the date of grant. An aggregate of 70,000 shares of restricted stock were issued to the Company’s independent directors in accordance with the Company’s board compensation policy with restrictions that lapse ratably over a one-year period. A total of 25,000 shares were issued to the newly appointed Chief Operating Officer with restrictions that lapse ratably over a two-year period, and 100,000 shares were issued to the Company’s then President and Chief Executive Officer upon appointment with restrictions that lapse in varying increments over a four-year period. The remaining shares were issued to officers and employees with restrictions that lapse ratably over a two-year period.

2001 Equity Compensation Plan

The Company adopted the 2001 Equity Compensation Plan (the “2001 Plan”) as of May 31, 2001. The 2001 Plan provided for the grant of incentive stock options, non-statutory stock options, restricted stock, and other direct stock awards to employees (including officers) and directors of the Company as well as to certain consultants and advisors. The total number of shares of common stock reserved for issuance under the 2001 Plan is 795,000 shares, subject to adjustment in the event of a stock split, stock dividend, recapitalization, or similar change. As of April 15, 2004, the Company cannot make any further grants under the 2001 Plan.

At December 31, 2008, no options to purchase shares of common stock were outstanding under the 2001 Plan.

1998 Stock Option Plan

The Company adopted the 1998 Stock Option Plan (the “1998 Plan”) as of November 12, 1998. The 1998 Plan provided for the grant of incentive stock options and non-statutory stock options. The total number of shares of common stock reserved for issuance under the 1998 Plan is 288,900 shares, subject to adjustment in the event of a stock split, stock dividend, recapitalization, or similar change. As of April 15, 2004, the Company cannot make any further grants under the 1998 Plan.

At December 31, 2008, no options to purchase shares of common stock were outstanding under the 1998 Plan.

The exercise price for incentive stock options granted under the above plans is required to be no less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. Incentive stock options typically have a maximum term of ten years, except for option grants to 10% stockholders, which are subject to a maximum term of five years. Non-statutory stock options have a term determined by either the Board of Directors or the Compensation Committee. Options granted under the plans are not transferable, except by will and the laws of descent and distribution.

A summary of the status of the stock option issuances as of December 31, 2008 and 2007, and changes during the periods ended on these dates is as follows:

	Shares	Weighted Average Exercise Price
BALANCE, December 31, 2006	2,360,100	$5.33
Granted	20,000	2.80
Exercised	(95,000)	1.30
Canceled	(640,800)	5.98
BALANCE, December 31, 2007	1,644,300	5.07
Granted	35,000	3.19
Exercised	(325,000)	1.40
Canceled	(1,083,050)	5.90
BALANCE, December 31, 2008	271,250	$5.89

The following table summarizes information about stock options outstanding at December 31, 2008:

				Currently Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
From $2.50 to $3.50	98,750	5.6	$3.20	77,500	$3.19
$5.00	25,000	6.3	$5.00	15,000	$5.00
$7.00	75,000	6.8	$7.00	75,000	$7.00
From $8.61 to $9.00	72,300	3.1	$8.71	57,300	$8.69
$9.60	200	6.7	$9.60	120	$9.60
Totals	271,250	5.3	$5.89	224,920	$5.99

At December 31, 2008, there remains $290,586 of unvested expense yet to be recorded related to all options outstanding. The following table sets forth the weighted average exercise price and fair value of options granted during the year ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price exceeds market price	-	-	-
Exercise price equals market price	35,000	$3.19	$0.63
Exercise price is less than market price	-	-	-

Dividends - The Company has not paid any cash dividends through December 31, 2008.

9.	INCOME TAXES

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

The balances of deferred tax assets and liabilities are as follows:

	December 31, 2008	December 31, 2007
Net current deferred income tax assets related to:
Depreciation	$319,000	$295,000
Stock-based expenses	226,000	226,000
Net operating loss carryforwards	18,385,000	15,936,000
Total	18,930,000	16,457,000
Less valuation allowance	(18,930,000)	(16,457,000)
Net current deferred income tax	$-	$-

Under SFAS No. 109, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Statutory federal tax rate	34%	34%
Tax benefit computed at statutory rate	$(3,340,000)	$(1,872,000)
State income tax benefit, net of federal effect	(447,000)	(251,000)
Change in valuation allowance	2,449,000	1,661,000
Permanent differences:
SFAS No. 123R	(63,000)	211,000
Intangible impairment	1,339,000	-
Other permanent differences	9,000	17,000
Temporary differences:
Depreciation and amortization	110,000	126,000
Accrued liabilities	(57,000)	108,000
Totals	$-	$-

As of December 31, 2008, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $47.3 million, which expire between 2009 and 2028. For state tax purposes, the NOL carryforwards expire between 2009 and 2021. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

10.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by ongoing credit evaluation processes, relatively short collection terms, and the nature of the Company’s customer base, primarily mid- and large-size corporations with significant financial histories. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Year Ended December 31, 2008
	Revenue Type	Revenues	% of Total Revenues
Customer A	Professional services	$1,347,806	28%
Customer B	Subscription fees	1,347,134	28%
Customer C	Subscription fees	1,036,870	21%
Others	Various	1,141,175	23%
Total		$4,872,985	100%

		Year Ended December 31, 2007
	Revenue Type	Revenues	% of Total Revenues
Customer A	Professional services	$1,070,695	22%
Customer B	Subscription fees	562,578	11%
Customer C	Subscription fees	1,205,094	24%
Others	Various	2,099,287	43%
Total		$4,937,654	100%

As of December 31, 2008, one customer accounted for 93% of accounts receivable. As of December 31, 2007, three customers accounted for 42%, 28%, and 17% of accounts receivable, respectively.

11.	EMPLOYEE BENEFIT PLAN

All full time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $38,943 and $30,098 to the plan during 2008 and 2007, respectively.

12.	SUBSEQUENT EVENTS

On January 6, 2009, the Company sold $500,000 aggregate principal amount of additional convertible secured subordinated notes due November 14, 2010 to a current noteholder with substantially the same terms and conditions as the previously outstanding notes as described in Note 6, “Notes Payable.”

On February 19, 2009, the Company renewed its revolving credit arrangement with Paragon. The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit must be paid off no later than February 11, 2010, with monthly payments being applied first to accrued interest and then to principal. The interest shall accrue on the unpaid principal balance at the Wall Street Journal's published Prime Rate, but at no time shall the interest rate be less than 5.5%. The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.50 million issued by HSBC with Atlas as account party. As of March 24, 2009, the Company had an outstanding balance of $2.27 million under the line of credit.

On February 24, 2009, the Company sold $500,000 aggregate principal amount of additional convertible secured subordinated notes due November 14, 2010 to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.

Also on February 24, 2009, the noteholders holding a majority of the aggregate principal amount of the notes outstanding agreed that the Company may sell up to $6 million aggregate principal amount of additional convertible secured subordinated notes to new investors or existing noteholders at any time on or before December 31, 2009 with a maturity date of November 14, 2010 or later. In addition, the maturity date definition for each of the notes was changed from November 14, 2010 to the date upon which the note is due and payable, which is the earlier of (1) November 14, 2010, (2) a change of control, or (3) if an event of default occurs, the date upon which noteholders accelerate the indebtedness evidenced by the notes.

The formula for calculating the conversion price of the notes was also amended such that the conversion price of each outstanding note and any additional note sold in the future would be the same and will be the lowest “applicable conversion price” determined for each note. The “applicable conversion price” for each note shall be calculated by multiplying 120% by the lowest of:

•	the average of the high and low prices of the Company's common stock on the OTC Bulletin Board averaged over the five trading days prior to the closing date of the issuance of such note;

•
if the Company's common stock is not traded on the Over-The-Counter market, the closing price of the common stock reported on the Nasdaq National Market or the principal exchange on which the common stock is listed, averaged over the five trading days prior to the closing date of the issuance of such note; or

•
the closing price of the Company's common stock on the OTC Bulletin Board, the Nasdaq National Market or the principal exchange on which the common stock is listed, as applicable, on the trading day immediately preceding the date such note is converted, in each case as adjusted for stock splits, dividends or combinations, recapitalizations or similar events.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Not applicable.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We have made the following changes to our internal controls over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	developed a new general ledger chart of accounts segregated by department to more closely align our 2009 budget with actual results and to assign accountability for expenses to departmental managers;

•
implemented a new accounting system that (a) allows assignment by our Chief Financial Officer of role-specific permission rights, thereby mitigating certain segregation of duties control weaknesses; and (b) allows the customization of financial reports to improve the monitoring controls by our executive management and our Board of Directors;

•	to reduce the possibility of fraud, implemented Positive Pay service with our bank to ensure all checks or other debits that are presented for payment are approved by us in advance;

•
with respect to our previously identified controls regarding accrual analysis, implemented a process by which the Controller prepares all accruals on a rollforward basis, and the Chief Financial Officer reviews and approves monthly financial statements prior to release to internal users; and where applicable, entries to be reversed in the following period are notated as such in the supporting accounting records; and

•
with respect to our previously identified controls regarding journal entries, implemented a preparation and review process in which all journal entries must be entered into the accounting system by the Chief Financial Officer subsequent to his review and approval.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal control over financial reporting was effective as of December 31, 2008.

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

On March 25, 2009, Neile King was appointed as the Company’s Chief Operating Officer in addition to his current position as Vice President, Sales and Marketing. Mr. King’s compensation arrangements will not change as a result of his appointment.

Mr. King, age 38, was appointed as the Company’s Vice President, Sales and Marketing on November 10, 2008 after serving as the Company’s Chief Operating Officer between February 2008 and his appointment as Vice President, Sales and Marketing. Mr. King served as the Company’s Director of Operations and Vice President of Business Services from September 2007 to February 2008. Prior to joining the Company, from March 2006 to September 2007, Mr. King was the Director of Operations at DataFlux Corporation, a SAS company and data quality vendor. From April 1999 to July 2005, Mr. King held several management positions within the IT Solutions group in the Operations, Marketing, Contracts Management, and Sales Operations organizations with Hill-Rom Company, Inc., a healthcare information technology services provider.

PART III

Information called for in Items 10, 11, 12, 13, and 14 is incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2008.

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) and (2). The financial statements and report of our independent registered public accounting firm are filed as part of this report (see “Index to Financial Statements,” at Part II, Item 8). The financial statement schedules are not included in this Item as they are either not applicable or are included as part of the consolidated financial statements.

(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

3.2	Fifth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on March 25, 2008)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

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

4.4
First Amendment to Convertible Secured Subordinated Note Purchase Agreement, dated August 12, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2008)

4.5
Second Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement, dated November 21, 2008, by and among Smart Online, Inc. and certain investors

4.6
Third Amendment to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement and Amendment to Convertible Secured Subordinated Promissory Notes, dated February 24, 2009, by and among Smart Online, Inc. and certain investors

4.7	Form of Convertible Secured Subordinated Promissory Note to be issued post January 2009

4.8
Commercial Note dated February 20, 2008, payable by Smart Online, Inc. to Paragon Commercial Bank (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 13, 2008)

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

10.13*	Cash Bonus Program (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.14*	Equity Award Program (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to our Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.15*	Employment Agreement, dated April 1, 2004, with Thomas Furr (incorporated herein by reference to Exhibit 10.14 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.16*
Amendment, dated November 9, 2005, to Employment Agreement, dated April 1, 2004, with Thomas Furr (incorporated herein by reference to Exhibit 10.15 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.17*
Amendment, dated August 15, 2007, to Employment Agreement, dated April 1, 2004, with Thomas Furr (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.18*	Employment Agreement, dated November 30, 2007, with David E. Colburn (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.19*
Separation and General Release Agreement, dated December 9, 2008, with David E. Colburn (incorporated herein by reference to Exhibit 10.1 to our Current Report Form 8-K, as filed with the SEC on December 10, 2008)

10.20*
Smart Online, Inc. Revised Board Compensation Policy, effective February 2, 2007 (incorporated herein by reference to Exhibit 10.45 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.21*	Smart Online, Inc. Revised Board Compensation Policy, effective April 1, 2009

10.22*
Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Tom Furr (incorporated herein by reference to Exhibit 10.44 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.23
Stock Purchase Warrant and Agreement, dated January 15, 2007, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.44 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.24
Amendment No. 1 to Stock Purchase Warrant and Agreement, effective February 20, 2008, by and between Smart Online, Inc. and Atlas Capital SA (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 13, 2008)

10.25
Form of Securities Purchase Agreement, Registration Rights Agreement, and Warrant to Purchase Common Stock of Smart Online, Inc., dated February 21, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC (incorporated herein by reference to Exhibit 10.46 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.26
Form of Amendment to Registration Rights Agreement, dated March 26, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC ( incorporated herein by reference to Exhibit 10.54 to Amendment No. 3 to our Registration Statement on Form S-1, as filed with the SEC on July 31, 2007)

10.27
Form of Amendment to Registration Rights Agreement, dated July 2, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC (incorporated herein by reference to Exhibit 10.55 to Amendment No. 3 to our Registration Statement on Form S-1, as filed with the SEC on July 31, 2007)

10.28
Warrant to Purchase Common Stock of Smart Online, Inc., and Registration Rights Agreement, dated February 27, 2007, by and between Smart Online, Inc. and Canaccord Adams Inc. (incorporated herein by reference to Exhibit 10.47 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.29
Form of Registration Rights Agreement, of various dates, by and between Smart Online, Inc. and certain parties in connection with the sale of shares by Dennis Michael Nouri (incorporated herein by reference to Exhibit 10.48 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.30
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.31
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.32
Promissory Note, Loan Agreement, and Security Agreement, dated November 14, 2006, by and between Smart Online, Inc. and Wachovia Bank, NA (incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.33
Promissory Note, Modification Number One to Loan Agreement, and Security Agreement, dated January 24, 2007, by and between Smart Online, Inc. and Wachovia Bank, NA (incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.34
Reimbursement Agreement, dated November 10, 2006, by and between Smart Online, Inc. and Atlas Capital SA (incorporated herein by reference to Exhibit 10.48 to our Annual Report on Form 10-K, as filed with the SEC on March 25, 2008)

10.35
Amendment to Reimbursement Agreement, effective February 20, 2008, by and between Smart Online, Inc. and Atlas Capital SA (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 13, 2008)

10.36
Sublease Agreement, dated July 30, 2008, between Smart Online, Inc. and Advantis Real Estate Services Company (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2008) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

21.1	Subsidiaries of Smart Online, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

SMART ONLINE, INC.

By:	/s/ Doron Roethler
March 30, 2009	Doron Roethler, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2009	By:	/s/ Doron Roethler
Doron Roethler
Principal Executive Officer and Chairman of the Board

March 30, 2009	By:	/s/ Timothy L. Krist
Timothy L. Krist
Principal Financial Officer and Principal Accounting Officer

March 30, 2009	By:	/s/ Shlomo Elia
Shlomo Elia
Director

March 30, 2009	By:	/s/ Roberta B. Hardy
Roberta B. Hardy
Director

March 30, 2009	By:	/s/ C. James Meese, Jr.
C. James Meese, Jr.
Director

March 30, 2009	By:	/s/ Dror Zoreff
Dror Zoreff
Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

3.2	Fifth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on March 25, 2008)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

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

4.4
First Amendment to Convertible Secured Subordinated Note Purchase Agreement, dated August 12, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2008)

4.5
Second Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement, dated November 21, 2008, by and among Smart Online, Inc. and certain investors

4.6
Third Amendment to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement and Amendment to Convertible Secured Subordinated Promissory Notes, dated February 24, 2009, by and among Smart Online, Inc. and certain investors

4.7	Form of Convertible Secured Subordinated Promissory Note to be issued post January 2009

4.8
Commercial Note dated February 20, 2008, payable by Smart Online, Inc. to Paragon Commercial Bank (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 13, 2008)

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

10.13*	Cash Bonus Program (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.14*	Equity Award Program (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to our Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.15*	Employment Agreement, dated April 1, 2004, with Thomas Furr (incorporated herein by reference to Exhibit 10.14 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.16*
Amendment, dated November 9, 2005, to Employment Agreement, dated April 1, 2004, with Thomas Furr (incorporated herein by reference to Exhibit 10.15 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.17*
Amendment, dated August 15, 2007, to Employment Agreement, dated April 1, 2004, with Thomas Furr (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.18*	Employment Agreement, dated November 30, 2007, with David E. Colburn (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.19*
Separation and General Release Agreement, dated December 9, 2008, with David E. Colburn (incorporated herein by reference to Exhibit 10.1 to our Current Report Form 8-K, as filed with the SEC on December 10, 2008)

10.20*
Smart Online, Inc. Revised Board Compensation Policy, effective February 2, 2007 (incorporated herein by reference to Exhibit 10.45 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.21*	Smart Online, Inc. Revised Board Compensation Policy, effective April 1, 2009

10.22*
Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Tom Furr (incorporated herein by reference to Exhibit 10.44 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.23
Stock Purchase Warrant and Agreement, dated January 15, 2007, by and between Smart Online, Inc. and Atlas Capital SA (incorporated herein by reference to Exhibit 10.44 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.24
Amendment No. 1 to Stock Purchase Warrant and Agreement, effective February 20, 2008, by and between Smart Online, Inc. and Atlas Capital SA (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 13, 2008)

10.25
Form of Securities Purchase Agreement, Registration Rights Agreement, and Warrant to Purchase Common Stock of Smart Online, Inc., dated February 21, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC (incorporated herein by reference to Exhibit 10.46 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.26
Form of Amendment to Registration Rights Agreement, dated March 26, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC ( incorporated herein by reference to Exhibit 10.54 to Amendment No. 3 to our Registration Statement on Form S-1, as filed with the SEC on July 31, 2007)

10.27
Form of Amendment to Registration Rights Agreement, dated July 2, 2007, by and between Smart Online, Inc. and each of Magnetar Capital Master Fund, Ltd. and Herald Investment Management Limited on behalf of Herald Investment Trust PLC (incorporated herein by reference to Exhibit 10.55 to Amendment No. 3 to our Registration Statement on Form S-1, as filed with the SEC on July 31, 2007)

10.28
Warrant to Purchase Common Stock of Smart Online, Inc., and Registration Rights Agreement, dated February 27, 2007, by and between Smart Online, Inc. and Canaccord Adams Inc. (incorporated herein by reference to Exhibit 10.47 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.29
Form of Registration Rights Agreement, of various dates, by and between Smart Online, Inc. and certain parties in connection with the sale of shares by Dennis Michael Nouri (incorporated herein by reference to Exhibit 10.48 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.30
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.31
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.32
Promissory Note, Loan Agreement, and Security Agreement, dated November 14, 2006, by and between Smart Online, Inc. and Wachovia Bank, NA (incorporated herein by reference to Exhibit 10.43 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2007)

10.33
Promissory Note, Modification Number One to Loan Agreement, and Security Agreement, dated January 24, 2007, by and between Smart Online, Inc. and Wachovia Bank, NA (incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.34
Reimbursement Agreement, dated November 10, 2006, by and between Smart Online, Inc. and Atlas Capital SA (incorporated herein by reference to Exhibit 10.48 to our Annual Report on Form 10-K, as filed with the SEC on March 25, 2008)

10.35
Amendment to Reimbursement Agreement, effective February 20, 2008, by and between Smart Online, Inc. and Atlas Capital SA (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 13, 2008)

10.36
Sublease Agreement, dated July 30, 2008, between Smart Online, Inc. and Advantis Real Estate Services Company (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2008) (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

21.1	Subsidiaries of Smart Online, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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