Form 10-Q
period 2009-03-31
SMART ONLINE INC
filed 2009-05-14
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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
_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2009, there were approximately 18,332,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2009

PART I – FINANCIAL INFORMATION

 Item 1.              Financial Statements

SMART ONLINE, INC.
BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$38,289	$18,602
Accounts receivable, net	134,286	184,930
Note receivable	-	60,000
Prepaid expenses	246,716	289,372
Total current assets	419,291	552,904
Property and equipment, net	316,557	365,993
Capitalized software, net	375,299	261,221
Note receivable, non-current	217,783	372,317
Prepaid expenses, non-current	221,401	258,301
Intangible assets, net	1,274,863	1,410,245
Other assets	2,987	1,736
TOTAL ASSETS	$2,828,181	$3,222,717

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$408,654	$398,237
Notes payable	2,336,210	2,341,177
Deferred revenue	287,692	323,976
Accrued liabilities	675,783	478,917
Total current liabilities	3,708,339	3,542,307
Long-term liabilities:
Notes payable	6,320,038	5,327,211
Deferred revenue	55,686	67,353
Total long-term liabilities	6,375,724	5,394,564
Total liabilities	10,084,063	8,936,871
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,333,122 and 18,333,601 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	18,333	18,334
Additional paid-in capital	66,998,514	66,945,588
Accumulated deficit	(74,272,729)	(72,678,076)
Total stockholders’ deficit	(7,255,882)	(5,714,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,828,181	$3,222,717

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
REVENUES:
Subscription fees	$473,579	$742,839
Professional service fees	118,773	504,083
License fees	11,250	100,000
Hosting fees	72,211	59,482
Other revenue	37,671	40,759
Total revenues	713,484	1,447,163

COST OF REVENUES	492,601	711,667

GROSS PROFIT	220,883	735,496

OPERATING EXPENSES:
Sales and marketing	531,335	695,225
Research and development	276,879	452,124
General and administrative	895,590	1,243,273

Total operating expenses	1,703,804	2,390,622

LOSS FROM OPERATIONS	(1,482,921)	(1,655,126)

OTHER INCOME (EXPENSE):
Interest expense, net	(127,999)	(178,314)
Gain on disposal of assets, net	10,267	2,665
Gain on legal settlements, net	6,000	-
Other expense	-	(108)

Total other expense	(111,732)	(175,757)

NET LOSS	$(1,594,653)	$(1,830,883)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.09)	$(0.10)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and fully diluted	18,333,518	18,201,171

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,594,653)	$(1,830,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164,288	207,630
Amortization of deferred financing costs	-	112,971
Provision for doubtful accounts	223,993	35,468
Equity-based compensation	53,144	170,499
Gain on disposal of assets	(10,267)	(2,665)
Changes in assets and liabilities:
Accounts receivable	44,435	21,849
Notes receivable	(3,250)	-
Prepaid expenses	79,556	(40,758)
Other assets	(1,251)	15,000
Accounts payable	10,417	(84,425)
Deferred revenue	(47,951)	(89,276)
Accrued and other expenses	196,647	(86,968)
Net cash used in operating activities	(884,892)	(1,571,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,565)	(9,439)
Proceeds from sale of equipment	45,362	12,500
Capitalized software	(114,078)	-
Net cash provided by (used in) investing activities	(83,281)	3,061

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	2,925,511	500,000
Repayments of debt borrowings	(1,937,651)	(2,053,704)
Net cash provided by (used in) financing activities	987,860	(1,553,704)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,687	(3,122,201)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,602	3,473,959
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,289	$351,758

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$127,750	$79,878
Income taxes	$10	$11,000
Supplemental schedule of non-cash financing activities:
Conversion of debt to equity	$-	$228,546

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.            SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and services targeted to small businesses that are delivered via a Software-as-a-Service (“SaaS”) model. The Company sells its SaaS products and services primarily through private-label marketing partners. In addition, the Company provides website consulting services, primarily in the e-commerce retail and direct-selling organization industries. The Company maintains a website for potential partners containing certain corporate information located at www.smartonline.com.

Basis of Presentation - The financial statements as of and for the three months ended March 31, 2009 and 2008 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2008 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009 (the “2008 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2009, and its results of operations and cash flows for the three months ended March 31, 2009 and 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2009 and 2008, the Company incurred net losses as well as negative cash flows, is involved in a class action lawsuit (See Note 7, “Commitments and Contingencies,” in the 2008 Annual Report), and had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At May 11, 2009, the Company does have a commitment from its convertible secured subordinated noteholders to purchase up to an additional $8.5 million in convertible notes upon approval and call by the Company’s Board of Directors. There can be no assurance that, if the noteholders do not purchase the $8.5 million in convertible notes, the Company will be able to obtain alternative funding. There can be no assurance that the Company’s efforts to raise capital or increase revenue will be successful. If these efforts are unsuccessful, the Company may have to cease operations and liquidate the business. The Company’s future plans include the introduction of its new industry-standard platform, the development of additional new products and applications, and further enhancement of its existing small-business applications and tools. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three months ended March 31, 2009 are consistent with those used for the year ended December 31, 2008. Accordingly, please refer to the 2008 Annual Report for the Company’s significant accounting policies.

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

Fair Value of Financial Instruments - Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to the short period of time to maturity, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable reported in the financial statements approximate the fair value.

Reclassifications - Certain prior year and comparative period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Principles of Consolidation - The accompanying financial statements for the three months ended March 31, 2008 include the accounts of the Company and its former wholly owned subsidiaries, Smart CRM, Inc. (“Smart CRM”) and Smart Commerce, Inc. (“Smart Commerce”). All significant intercompany accounts and transactions have been eliminated. Subsidiary accounts are included only from the date of acquisition forward. On December 31, 2008, each of Smart CRM and Smart Commerce were merged into the Company.

Segments - Segmentation is based on an entity’s internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits. See Note 6, “Major Customers and Concentration of Credit Risk,” for further discussion of risk within accounts receivable.

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

Additionally, from time to time the Company, as part of its negotiated contracts, has granted extended payment terms to its strategic partners. As payments become due under the terms of the contract, they are invoiced and reclassified as accounts receivable. During the second quarter of 2008, the Company entered into a web services agreement with a direct-selling organization customer that provided for extended payment terms related to both professional services and the grant of a software license. During the third quarter of 2008, this customer began experiencing cash flow difficulties and has since significantly slowed its payments to the Company. In addition, the Company entered into a web services agreement with a real estate services customer in the third quarter of 2007 that called for contractual payments against a note receivable upon delivery and acceptance of a custom application. The Company and the customer are currently in discussions with respect to whether the application was delivered as per the specifications, and the customer has not commenced payment subject to the outcome of these discussions.

Based on these criteria, management determined that at March 31, 2009, an allowance for doubtful accounts of $652,152 was required, comprising the full outstanding balance of the direct-selling organization customer’s account and contract receivable and one half of the real estate services customer’s note receivable.

Intangible Assets - Intangible assets consist primarily of assets obtained through the acquisitions of Computility, Inc. (“Computility”) and iMart Incorporated (“iMart”) in 2005 and include customer bases, acquired technology, non-compete agreements, trademarks, and trade names. The Company also owns several copyrights and trademarks related to products, names, and logos used throughout its non-acquired product lines. All assets are amortized on a straight-line basis over their estimated useful lives with the exception of the iMart trade name, which is deemed by management to have an indefinite life and is not amortized.

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

Application development services are typically fixed in price and of a longer term. As such, they are accounted for as long-term construction contracts that require revenue recognition to be based on estimates involving total costs to complete and the stage of completion. The assumptions and estimates made to determine the total costs and stage of completion may affect the timing of revenue recognition, with changes in estimates of progress to completion and costs to complete accounted for as cumulative catch-up adjustments. If the criteria for revenue recognition on construction-type contracts are not met, the associated costs of such projects are capitalized and included in costs in excess of billings on the balance sheet until such time that revenue recognition is permitted.

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. The Company typically has a revenue-share arrangement with these marketing partners in order to encourage them to market the Company’s products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. Any payments received in advance of the subscription period are accrued as deferred revenue and amortized over the subscription period. The Company recognizes revenue on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, when services are provided directly by the Company to end users and revenue-share arrangements exist with its marketing partners.

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

Deferred Revenue - Deferred revenue consists of billings or payments received in advance of revenue recognition, and it is recognized as the revenue recognition criteria are met. Deferred revenue also includes certain professional service fees and license fees where all the criteria of SOP 97-2 were not met. Deferred revenue that will be recognized over the succeeding 12-month period is recorded as current and the remaining portion is recorded as non-current.

Cost of Revenues - Cost of revenues primarily is composed of costs related to third-party hosting services, salaries and associated costs of customer support and professional services personnel, credit card processing, depreciation of computer hardware and software used in revenue-producing activities, domain name and e-mail registrations, and allocated development expenses and general and administrative overhead.

The Company allocates development expenses to cost of revenues based on time spent by development personnel on revenue-producing customer projects and support activities. The Company allocates general and administrative overhead such as rent and occupancy expenses, depreciation, general office expenses, and insurance to all departments based on headcount. As such, general and administrative overhead expenses are reflected in cost of revenues and each operating expense category.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Total stock-based compensation expense recognized under SFAS No. 123R during the three months ended March 31, 2009 was approximately $53,144, of which $26,583 related to the issuance of restricted stock and $26,561 was expense associated with stock options. Total stock-based compensation expense during the three months ended March 31, 2008 was approximately $170,499, of which $122,237 related to the issuance of restricted stock and $48,262 was expense associated with stock options. No stock-based compensation was capitalized in the financial statements.

In computing the impact of stock-based compensation expense, the fair value of each award is estimated on the date of grant based on the Black-Scholes option pricing model utilizing certain assumptions for a risk-free interest rate, volatility, expected remaining lives of the awards, and forfeiture rate. The forfeiture rate is the estimated percentage of equity grants that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates pre-vesting forfeiture rates at the time of grant based on historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates, with the cumulative effect on current and prior periods of such changes recognized in compensation cost in the period of the change. The Company records stock-based compensation expense only for those awards that are expected to vest, amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The assumptions used in calculating the fair value of share-based payment awards, including if the Company’s actual forfeiture rate is materially different from what the Company has recorded in the current period, represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.

The fair value of option grants under the Company’s equity compensation plan during the three months ended March 31, 2009 and 2008 were estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Dividend yield	0.0%	0.0%
Expected volatility	100.5%	63.0%
Risk-free interest rate	2.00%	3.45%
Expected lives (years)	4.0	3.1

Dividend yield – The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility – Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company used the Company’s monthly historical volatility since April 2005 to calculate the expected volatility.

Risk-free interest rate – The risk-free interest rate is based on the published yield available on U.S. Treasury issues with a remaining term similar to the expected life of the option.

Expected lives – The expected lives of the options represent the estimated period of time until exercise or forfeiture and are based on historical experience of similar awards.

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of stock options and warrants, totaling 1,913,615 on March 31, 2009, were excluded from the calculation of common equivalent shares as the impact was anti-dilutive.

Recently Issued Accounting Pronouncements - In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). The standard requires entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets and also mandates certain related disclosure requirements. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has determined that adoption of FSP 142-3 will not have a material impact on its financial statements.

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

Intangible Assets

The following table summarizes information about intangible assets at March 31, 2009:

Asset Category	Value Assigned	Residual Value	Weighted Average Amortization Period (in Years)	Accumulated Amortization	Carrying Value
Customer bases	$1,944,347	$-	6.2	$1,160,642	$783,705
Acquired technology	501,264	-	3.0	501,264	-
Non-compete agreements	801,785	-	4.0	693,209	108,576
Trademarks and copyrights	52,372	-	9.7	49,790	2,582
Trade name	380,000	N/A	N/A	N/A	380,000
Totals	$3,679,768	$-		$2,404,905	$1,274,863

Intangible assets acquired were valued using the standard of “fair value” defined in SFAS No. 141, Business Combinations, as “the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.” Copyrights and trademarks were capitalized using the costs of all legal and application fees incurred.

Accrued Liabilities

At March 31, 2009, the Company had accrued liabilities totaling $675,783. This amount consisted primarily of $117,102 of liability related to the development of the Company’s custom accounting application; $137,500 related to legal reserves; $27,241 for tax-related liabilities associated with the vesting of restricted stock; $125,646 of estimated loss on a long-term customer contract; $98,205 of cash collected through the Company's merchant account on behalf of a customer; $52,049 for professional services performed but not yet invoiced; $23,180 for accrued payroll; and $64,378 of convertible note interest payable.

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

Deferred Revenue

Deferred revenue comprises the following items:

•	Subscription fees – Short-term and long-term portions of cash received related to one- or two-year subscriptions for domain names and/or e-mail accounts.

•	License fees – Licensing revenue where customers did not meet all the criteria of SOP 97-2. Such deferred revenue is recognized when delivery has occurred or collectibility becomes probable.

•
Professional service fees – A customer that purchased a license and paid professional service fees during 2008 and 2007 to develop a customized application decided in the latter part of 2008 to move the application to the Company’s new technology platform. In connection with this new arrangement, the customer desires customization beyond the original scope of the project and will also be responsible for a monthly fee to maintain the application starting in March 2009. This deferred revenue represents the difference between earned fees and unearned license and professional service fees to be recognized as professional service fees revenue in 2009.

The components of deferred revenue for the periods indicated were as follows:

	March 31, 2009	December 31, 2008

Subscription fees	$66,603	$89,852
License fees	97,500	108,750
Professional service fees	179,275	192,727
Totals	$343,378	$391,329

Current portion	$287,692	$323,976
Non-current portion	55,686	67,353
Totals	$343,378	$391,329

3.           NOTES PAYABLE

Convertible Notes

As of March 31, 2009, the Company had $6.3 million aggregate principal amount of convertible secured subordinated notes due November 14, 2010 (the “notes”) outstanding. On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of notes (the “Initial Notes”). In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal amount of notes in future closings upon approval and call by the Company’s Board of Directors. On August 12, 2008, the Company exercised its option to sell $1.5 million aggregate principal amount of notes with substantially the same terms and conditions as the Initial Notes (the “Additional Notes”). In connection with the sale of the Additional Notes, the noteholders holding a majority of the aggregate principal amount of the notes then outstanding agreed to increase the aggregate principal amount of notes that they are committed to purchase from $8.5 million to $15.3 million.

On November 21, 2008, the Company sold $500,000 aggregate principal amount of notes (the “New Notes”) to two new investors with substantially the same terms and conditions as the previously outstanding notes.

On January 6, 2009 and February 24, 2009, the Company sold $500,000 and $500,000, respectively, aggregate principal amount of notes to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.

Also on February 24, 2009, the noteholders holding a majority of the aggregate principal amount of the notes outstanding agreed that the Company may sell up to $6 million aggregate principal amount of notes to new investors or existing noteholders at any time on or before December 31, 2009 with a maturity date of November 14, 2010 or later. In addition, the maturity date definition for each of the notes was changed from November 14, 2010 to the date upon which the note is due and payable, which is the earlier of (1) November 14, 2010, (2) a change of control, or (3) if an event of default occurs, the date upon which noteholders accelerate the indebtedness evidenced by the notes.

The formula for calculating the conversion price of the notes was also amended such that the conversion price of each outstanding note and any additional note sold in the future would be the same and set at the lowest “applicable conversion price,” as described below.

The Company is obligated to pay interest on the notes at an annualized rate of 8% payable in quarterly installments commencing three months after the purchase date of the notes. The Company is not permitted to prepay the notes without approval of the holders of at least a majority of the principal amount of the notes then outstanding.

On the earlier of November 14, 2010 or a merger or acquisition or other transaction pursuant to which existing stockholders of the Company hold less than 50% of the surviving entity, or the sale of all or substantially all of the Company’s assets, or similar transaction, or event of default, each noteholder in its sole discretion shall have the option to:

•	convert the principal then outstanding on its notes into shares of the Company’s common stock, or

•	receive immediate repayment in cash of the notes, including any accrued and unpaid interest.

If a noteholder elects to convert its notes under these circumstances, the conversion price will be the lowest “applicable conversion price” determined for each note. The “applicable conversion price” for each note shall be calculated by multiplying 120% by the lowest of:

•	the average of the high and low prices of the Company's common stock on the OTC Bulletin Board averaged over the five trading days prior to the closing date of the issuance of such note,

•
if the Company's common stock is not traded on the Over-The-Counter market, the closing price of the common stock reported on the Nasdaq National Market or the principal exchange on which the common stock is listed, averaged over the five trading days prior to the closing date of the issuance of such note, or

•
the closing price of the Company's common stock on the OTC Bulletin Board, the Nasdaq National Market or the principal exchange on which the common stock is listed, as applicable, on the trading day immediately preceding the date such note is converted, in each case as adjusted for stock splits, dividends or combinations, recapitalizations or similar events.

Payment of the notes will be automatically accelerated if the Company enters voluntary or involuntary bankruptcy or insolvency proceedings.

The notes and the common stock into which they may be converted have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors. The investors in the Initial Notes include (i) The Blueline Fund, which originally recommended Philippe Pouponnot, a former director of the Company, for appointment to the Company’s Board of Directors; (ii) Atlas Capital SA (“Atlas”), an affiliate of the Company that originally recommended Shlomo Elia, one of the Company’s current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd. (“Crystal”), which is owned by Doron Roethler, who subsequently became Chairman of the Company’s Board of Directors and Interim President and Chief Executive Officer and serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of the Company’s directors and executive officers. The investors in the Additional Notes are Atlas and Crystal. The investors in the New Notes are not affiliated with the Company. Atlas purchased the notes issued in 2009.

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

Lines of Credit

On November 14, 2006, the Company entered into a revolving credit arrangement with Wachovia Bank, NA (“Wachovia”) for $1.3 million to be used for general working capital. Any advances made on the line of credit were to be paid off no later than August 1, 2007, with monthly payments of accrued interest on any outstanding balance commencing on December 1, 2006. The interest accrued on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. The line of credit was secured by the Company’s deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $1.3 million issued by HSBC Private Bank (Suisse) SA (“HSBC”) with Atlas, a current stockholder, as account party.

On January 24, 2007, the Company entered into an amendment to its line of credit with Wachovia to increase the available principal from $1.3 million to $2.5 million and to extend the maturity date from August 1, 2007 to August 1, 2008. The amended line of credit was secured by the Company’s deposit account at Wachovia and a modified irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party. On February 15, 2008, the Company repaid the full outstanding principal balance of $2,052,000 and accrued interest of $2,890.

On February 20, 2008, the Company entered into a revolving credit arrangement with Paragon Commercial Bank (“Paragon”) that is renewable on an annual basis subject to mutual approval. The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit were to be paid off no later than February 19, 2009, subject to extension due to renewal, with monthly payments being applied first to accrued interest and then to principal. The interest accrued on the unpaid principal balance at the Wall Street Journal’s published Prime Rate minus one half percent. The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party that expires on February 18, 2010. The Company also has agreed with Atlas that in the event of a default by the Company in the repayment of the line of credit that results in the letter of credit being drawn, the Company shall reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At the sole discretion of the Company, these payments may be made in cash or by issuing shares of the Company’s common stock at a set per-share price of $2.50.

On February 19, 2009, the Company renewed its revolving credit arrangement with Paragon. Any advances made on the line of credit must be paid off no later than February 11, 2010. Interest shall accrue on the unpaid principal balance at the Wall Street Journal's published Prime Rate, but at no time shall the interest rate be less than 5.5%. As of May 11, 2009, the Company had an outstanding balance of $2.28 million under the line of credit.

As of March 31, 2009, the Company had notes payable totaling $8,656,248. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	Total	Maturity	Rate
Paragon Commercial Bank credit line	$2,287,429	$-	$2,287,429	Feb 2010	Prime, not less than 5.5%
Insurance premium note	21,538	-	21,538	Jul 2009	6.1%
Various capital leases	27,243	20,038	47,281	Various	10.7-18.9%
Convertible notes	-	6,300,000	6,300,000	Nov 2010	8.0%
Totals	$2,336,210	$6,320,038	$8,656,248

4.           COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases computer and office equipment under capital lease agreements that expire through July 2011. Total amounts financed under these capital leases were $47,281 and $53,517 at March 31, 2009 and December 31, 2008, respectively, net of accumulated amortization of $24,883 and $18,647, respectively. The current and non-current portions of the capital leases have been recorded in current and long-term portions of notes payable on the balance sheets as of March 31, 2009 and December 31, 2008. See also Note 3, “Notes Payable.”

In 2008, the Company entered into a non-cancelable sublease with a remaining term of 36 months to relocate its North Carolina headquarters to another facility near Research Triangle Park. As described in Note 2, “Balance Sheet Accounts,” the Company prepaid the lease and purchased existing furniture and fixtures for a lump-sum payment of $500,000, of which $450,080 was allocated to rent and is being amortized monthly over the remaining term of the lease. The Company also has a non-cancelable lease through October 2009 for an apartment near its headquarters that is utilized by its out of town executives and members of its Board of Directors. As of March 31, 2009, future annual minimum operating lease payments for 2009 are $13,965.

Rent expense for the three months ended March 31, 2009 and 2008 was $43,889 and $77,130, respectively.

Development Agreement

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application. In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company’s common stock based upon the developer attaining certain milestones. This agreement was modified on March 26, 2008 to adjust the total number of shares issuable under the agreement to 29,014. As of March 31, 2009, the Company had paid $470,834 and issued 3,473 shares of common stock related to this obligation.

Legal Proceedings

Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a description of material legal proceedings.

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

5.           STOCKHOLDERS’ EQUITY

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at March 31, 2009.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2009, it had 18,333,122 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

In January 2008, the Company issued 28,230 shares of common stock to a consulting firm as full payment of the outstanding obligation related to fees accrued for services rendered in conjunction with the 2005 acquisitions of iMart and Computility.

Warrants

As incentive to modify a letter of credit relating to the Wachovia line of credit (see Note 3, “Notes Payable”), the Company entered into a Stock Purchase Warrant and Agreement (the “Warrant Agreement”) with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant containing a provision for cashless exercise to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share at the termination of the line of credit or if the Company is in default under the terms of the line of credit with Wachovia. The fair value of the warrant was $734,303 as measured using the Black-Scholes option pricing model at the time the warrant was issued. This amount was recorded as deferred financing costs and was amortized to interest expense in the amount of $37,657 per month over the remaining period of the modified line of credit, which was scheduled to expire in August 2008. As of December 31, 2007, the deferred financing costs to be amortized to interest expense over the remaining eight months, or $301,249, were classified as current assets. In consideration for Atlas providing the Paragon line of credit (see Note 3, “Notes Payable”), the Company agreed to amend the Warrant Agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit. If the warrant is exercised in full for cash, it will result in gross proceeds to the Company of approximately $1.2 million.

Under a Securities Purchase Agreement with two investors entered in connection with a 2007 private placement of the Company’s common stock, the investors were issued warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised by February 21, 2010.

As part of the commission paid to Canaccord Adams, Inc. (“CA”), the Company’s placement agent in the 2007 private placement transaction, CA was issued a warrant to purchase 35,000 shares of the Company’s common stock at an exercise price of $2.55 per share. This warrant contains a provision for cashless exercise and must be exercised by February 21, 2012.

As of March 31, 2009, warrants to purchase up to 1,655,915 shares were outstanding.

Equity Compensation Plans

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

Restricted Stock – During the first quarter of 2009, no shares of restricted stock were issued. A total of 479 shares of restricted stock were canceled during the first quarter of 2009 due to terminations and payment of employee tax obligations resulting from share vesting. At March 31, 2009, there remains $62,577 of unvested expense yet to be recorded related to all restricted stock outstanding.

Stock Options – The exercise price for incentive stock options granted under the 2004 Plan is required to be no less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. Incentive stock options typically have a maximum term of ten years, except for option grants to 10% stockholders, which are subject to a maximum term of five years. Non-statutory stock options have a term determined by either the Board of Directors or the Compensation Committee. Options granted under the 2004 Plan are not transferable, except by will and the laws of descent and distribution.

The following is a summary of the stock option activity for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price
BALANCE, December 31, 2008	271,250	$5.89
Granted	40,000	1.10
Exercised	-	-
Canceled	(53,550)	7.36
BALANCE, March 31, 2009	257,700	$4.84

The following table summarizes information about stock options outstanding at March 31, 2009:

				Currently Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.10	40,000	1.0	$1.10	-	$-
From $2.50 to $3.50	85,000	6.3	$3.15	75,000	$3.14
$5.00	25,000	6.0	$5.00	15,000	$5.00
$7.00	75,000	0.0	$7.00	75,000	$7.00
From $8.61 to $9.00	32,500	6.5	$8.73	19,500	$8.73
$9.60	200	6.5	$9.60	120	$9.60
Totals	257,700	3.6	$4.84	184,620	$5.46

At March 31, 2009, there remains $227,251 of unvested expense yet to be recorded related to all options outstanding.

Dividends - The Company has not paid any cash dividends through March 31, 2009.

6.           MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Three Months Ended March 31, 2009
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$289,398	41%
Customer B	Professional service fees	149,265	21%
Customer C	Subscription fees	125,138	18%
Others	Various	149,683	20%
Total		$713,484	100%

		Three Months Ended March 31, 2008
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$300,884	21%
Customer B	Professional service fees	383,191	26%
Customer C	Subscription fees	361,090	25%
Customer D	Professional service fees	216,283	15%
Others	Various	185,715	13%
Total		$1,447,163	100%

As of March 31, 2009, one customer accounted for 92% of accounts receivable. As of December 31, 2008, one customer accounted for 93% of accounts receivable.

7.           SUBSEQUENT EVENTS

On April 3, 2009, the Company sold $500,000 aggregate principal amount of convertible secured subordinated notes due November 14, 2010 to Atlas with substantially the same terms and conditions as the previously outstanding notes, as described in Note 3, “Notes Payable.”

On April 17, 2009, the Company dismissed Sherb & Co., LLP as the Company’s independent registered public accounting firm and appointed Cherry, Bekaert & Holland, L.L.P. (“CB&H”) as its independent registered public accounting firm for the fiscal year ending December 31, 2009. The decision to change accountants was approved by the Audit Committee of the Company’s Board of Directors at a meeting held on April 16, 2009 and was due to the desire to rotate accounting firms as well as for CB&H’s closer geographic proximity to the Company.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part II, Item 1A, “Risk Factors,” for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

We develop and market software products and services targeted to small businesses that are delivered via a Software-as-a-Service, or SaaS, model. We also provide website consulting services, primarily in the e-commerce retail and direct-selling organization industries. We reach small businesses primarily through arrangements with channel partners that private label our software applications and market them to their customer bases through their corporate websites. We believe these relationships provide a cost- and time-efficient way to market to a diverse and fragmented yet very sizeable small-business sector. We also offer our products directly to end-user small businesses through our OneBiz® branded website.

In the second half of 2007, we commenced an overall evaluation of our business model as well as our current technologies, the outcome of which was our decision to develop a core industry-standard platform for small business with an architecture designed to integrate with a virtually unlimited number of other applications, services, and existing infrastructures. These applications would include not only our own small-business applications, which we are currently optimizing, but also other applications we expect to arise from collaborative partnerships with third-party developers and service providers. In addition, we identified emerging-market opportunities in the small-business segment to leverage social networking and community building. We are currently refining and integrating these capabilities into the core platform to be readily available to meet any anticipated customer need or desire. We believe that this platform and associated applications will provide opportunities for new sources of revenue, including an increase in our subscription fees. We also believe, because the platform is designed to follow industry-standard protocol, that the customization efforts and associated timeline previously necessary to meet a particular customer’s requirements will diminish significantly, allowing us to shorten the sale-to-revenue cycle. As we near completion of the development of our industry-standard platform, we have begun increasing our focus toward the sales and marketing of the new platform.

In light of our new operating strategy involving the industry-standard platform, the consolidation of all operations into our North Carolina headquarters, and other factors including certain income tax advantages, we concluded in the latter part of 2008 that it was no longer necessary to operate with the Smart Commerce, Inc. and Smart CRM, Inc. subsidiaries. As a result, an upstream merger was completed as of December 31, 2008 that merged the subsidiaries with the parent corporation.

Sources of Revenue

We derive revenues from the following sources:

•	Subscription fees – monthly fees charged to customers for access to our SaaS applications

•	Professional service fees – fees related to consulting services, some of which complement our other products and applications

•	License fees – fees charged for perpetual or term licensing of platforms or applications

•	Hosting fees – fees charged to customers for the hosting of platforms or applications

•	Other revenue – revenues generated from non-core activities such as maintenance fees; original equipment manufacturer, or OEM, contracts; and miscellaneous other revenues

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

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. We make subscription sales either on a subscription or on a “for fee” basis. Applications for which subscriptions are available vary from our own direct-sale website, OneBiz®, to the websites of our partners. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We are focusing our efforts on enlisting new channel partners as well as diversifying with vertical intermediaries in various industries.

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

Because we retain ownership to our platform and applications, we provide hosting services to our customers and typically charge a monthly fee based on the number of users accessing the programs and the bandwidth consumed.

Other revenue primarily consists of non-core revenue sources such as maintenance fees, miscellaneous web services, and OEM revenue generated through sales of our applications bundled with products offered by other manufacturers.

Cost of Revenues

Cost of revenues primarily is composed of costs related to third-party hosting services, salaries and associated costs of customer support and professional services personnel, credit card processing, depreciation of computer hardware and software used in revenue-producing activities, domain name and e-mail registrations, and allocated development expenses and general and administrative overhead.

We allocate development expenses to cost of revenues based on time spent by development personnel on revenue-producing customer projects and support activities. We allocate general and administrative overhead such as rent and occupancy expenses, depreciation, general office expenses, and insurance to all departments based on headcount. As such, general and administrative overhead expenses are reflected in cost of revenues and each operating expense category.

Operating Expenses

In previous years, we primarily focused our efforts on basic product development and integration. In the early part of 2007, we also began to focus on licensing our platform products and applications. During 2008, our primary business initiatives included increasing subscription fees revenue and professional service fees revenue, making organizational improvements, concentrating our development efforts on enhancements and customization of our platforms and applications, and shifting our strategic focus to the sales and marketing of our products. We expect to launch in the second quarter of 2009 our new industry-standard platform along with enhanced applications targeted to small businesses and to devote significant resources to the sale and marketing of these applications through both channel partners and direct sales efforts.

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing and advertising expenses. Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small-business customer bases. In June 2008, we engaged a public relations firm and, as a result, our public relations expenses increased during the latter part of 2008. As we continue to execute our sales and marketing strategy to take our enhanced products to market, we expect associated costs to increase in 2009 due to targeting new partnerships, development of channel partner enablement programs, advertising campaigns, additional sales and marketing personnel, and the various percentages of revenues we may be required to pay to future partners as marketing fees or pursuant to revenue share arrangements.

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

Beginning in May 2008, we determined that it was strategically desirable to develop an industry-standard platform and to enhance our current SaaS applications. A detailed design plan indicated that the product was technologically feasible. In July 2008, we commenced development, and from that point in time, we are capitalizing all related costs in accordance with SFAS No. 86. Because of our scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to incur relatively low development costs as compared to traditional enterprise software business models. As we complete the core development of our new applications through the first half of 2009, we expect that future research and development expenses will decrease in both absolute and relative dollars as we continue to capitalize costs associated with the new platform, reduce our personnel to a core group focused on enhancements and custom development work for customers, and achieve scalability of our applications through subscription revenue.

General and Administrative – General and administrative expenses are composed primarily of costs associated with our executive, finance and accounting, legal, human resources, and information technology personnel and consist of salaries and related compensation costs; professional services (such as outside legal counsel fees, audit, and other compliance costs); depreciation and amortization; facilities and insurance costs; and travel and other costs. We anticipate general and administrative expenses will decrease slightly in 2009 as the legal expenses and other professional fees we incurred in 2008 to resolve outstanding matters from previous years and to assist with the transition between permanent financial officers are offset in part by an increase in costs related to the growth of our business and to our operations as a public company. However, we may be obligated to pay a material amount of indemnification costs in 2009 related to the previously reported Securities and Exchange Commission, or SEC, litigation against certain former officers and directors described in detail in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2008, which would significantly increase our general and administrative expenses.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which we prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically reevaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

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

Application development services are typically fixed in price and of a longer term. As such, we account for them as long-term construction contracts that require us to recognize revenue based on estimates involving total costs to complete and the stage of completion. Our assumptions and estimates made to determine the total costs and stage of completion may affect the timing of revenue recognition, with changes in estimates of progress to completion and costs to complete accounted for as cumulative catch-up adjustments. If the criteria for revenue recognition on construction-type contracts are not met, we capitalize the associated costs of such projects and include them in costs in excess of billings on the balance sheet until such time that we are permitted to recognize revenue.

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We accrue any payments received in advance of the subscription period as deferred revenue and amortize them over the subscription period. We recognize revenue on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, when we provide services directly to end users and revenue-share arrangements exist with our marketing partners.

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

Provision for Doubtful Accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure, or refusal of our customers to make required payments. We evaluate the need for an allowance for doubtful accounts based on specifically identified amounts that we believe to be potentially uncollectible. Although we believe that our allowances are adequate, if the financial conditions of our customers deteriorate, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased expense in the period in which we make such determination.

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

Income Taxes – We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve. In the event we determine that we will not be able to realize all or part of our net deferred tax assets, we would make an adjustment in the period we make such determination. We recorded no income tax expense in the first quarter of 2009, or in 2008 and 2007, as we have experienced significant operating losses to date. If utilized, we may apply the benefit of our total net operating loss carryforwards to reduce future tax expense. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets. These carryforwards would also be subject to limitations, as prescribed by applicable tax laws. As a result of prior equity financings and the equity issued in conjunction with certain acquisitions, we have incurred ownership changes, as defined by applicable tax laws. Accordingly, our use of the acquired net operating loss carryforwards may be limited. Further, to the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

Results of Operations for the Three Months Ended March 31, 2009 and March 31, 2008

The following table sets forth certain statements of operations data for the periods indicated:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Dollars	% of Revenue	Dollars	% of Revenue
Total revenues	$713,484	100.0%	$1,447,163	100.0%
Cost of revenues	492,601	69.0%	711,667	49.2%

Gross profit	$220,883	31.0%	$735,496	50.8%

Operating expenses	1,703,804	238.8%	2,390,622	165.2%

Loss from operations	$(1,482,921)	-207.8%	$(1,655,126)	-114.4%

Other income (expense), net	(111,732)	-15.7%	(175,757)	-12.1%

Net loss	$(1,594,653)	-223.5%	$(1,830,883)	-126.5%

Net loss per common share	$(0.09)		$(0.10)

Revenues

Revenues for the three months ended March 31, 2009 and 2008 comprise the following:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
Subscription fees	$473,579	$742,839	$(269,260)	-36%
Professional service fees	118,773	504,083	(385,310)	-76%
License fees	11,250	100,000	(88,750)	-89%
Hosting fees	72,211	59,482	12,729	21%
Other revenue	37,671	40,759	(3,088)	-8%
Total revenues	$713,484	$1,447,163	$(733,679)	-51%

Revenues decreased 51% to $713,000 for the three months ended March 31, 2009 from $1,447,000 for the same period in 2008. Our overall decrease in revenues was driven by substantial declines in subscription fees, professional service fees, and license fees. Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
Subscription fees	$473,579	$742,839	$(269,260)	-36%
Percent of total revenues	66.4%	51.3%

Revenues from subscription fees decreased 36% to $474,000 for the three months ended March 31, 2009 from $743,000 for the same period in 2008. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution that has resulted in a continuous decline in subscription fees.

Professional Service Fees

Revenues from professional service fees for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
Professional service fees	$118,773	$504,083	$(385,310)	-76%
Percent of total revenues	16.6%	34.8%

Revenues from professional service fees decreased 76% to $119,000 for the three months ended March 31, 2009 from $504,000 for the same period in 2008. This decrease is primarily due to a significant decline in web consulting services provided to a customer during the first quarter of 2008 that were billed at substantially higher hourly rates than the contracted rate with this customer for maintenance services.

License Fees

Revenues from license fees for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
License fees	$11,250	$100,000	$(88,750)	-89%
Percent of total revenues	1.6%	6.9%

Revenues from license fees decreased 89% to $11,000 for the three months ended March 31, 2009 from $100,000 for the same period in 2008. License fee revenue recognized in the first quarter of 2009 comprised the ratable recognition of a term license that commenced in June 2008. License fee revenue recognized in the first quarter of 2008 comprised one installment of a perpetual license agreement to a single customer. We expect that license fees will continue to represent a small percentage of our revenues in the future as we focus on increasing our subscription fees revenue derived from our SaaS applications.

Hosting Fees

Revenues from hosting fees for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
Hosting fees	$72,211	$59,482	$12,729	21%
Percent of total revenues	10.1%	4.1%

Revenues from hosting fees increased 21% to $72,000 for the three months ended March 31, 2009 from $59,000 for the same period in 2008. This increase is primarily due to redundancy services provided to a customer starting in the latter part of 2008 and into 2009 that resulted in higher monthly invoiced fees. We expect hosting fees to increase on an overall basis as we add new channel partners and expand our base of subscribing end users.

Other Revenue

Revenues from other sources for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
Other revenue	$37,671	$40,759	$(3,088)	-8%
Percent of total revenues	5.3%	2.8%

Revenues from non-core activities decreased 8% to $38,000 for the three months ended March 31, 2009 from $41,000 for the same period in 2008. This decrease is primarily attributable to lower billed credit card and payment gateway fees resulting from lower revenue. We expect these revenue streams to continue to be insignificant in the future as we focus on the growth of our subscription fees revenue.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
Cost of revenues	$492,601	$711,667	$(219,066)	-31%
Percent of total revenues	69.0%	49.2%

Cost of revenues decreased 31% to $493,000 for the three months ended March 31, 2009 from $712,000 for the same period in 2008. This decrease is the result of lower professional services costs associated with professional service fees revenue, which is generally billed on a time and material basis. In addition, we have allocated lower amounts of development and general and administrative expenses as a result of an overall reduction in those areas.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 and 2008 comprise the following:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
Sales and marketing	$531,335	$695,225	$(163,890)	-24%
Research and development	276,879	452,124	(175,245)	-39%
General and administrative	895,590	1,243,273	(347,683)	-28%
Total operating expenses	$1,703,804	$2,390,622	$(686,818)	-29%

Operating expenses decreased 29% to $1,704,000 for the three months ended March 31, 2009 from $2,391,000 for the same period in 2008. This decrease is the direct result of our concerted efforts during the latter part of 2008 and into 2009 to reduce operating expenses by improving efficiencies and eliminating unnecessary costs. Select items are discussed in detail below.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
Sales and marketing	$531,335	$695,225	$(163,890)	-24%
Percent of total revenues	74.5%	48.0%

Sales and marketing expenses decreased 24% to $531,000 for the three months ended March 31, 2009 from $695,000 for the same period in 2008. This variance is primarily attributable to reductions of $147,000 associated with revenue-sharing arrangements with our channel partners, $51,000 in commission expense, and $13,000 in travel-related expenses, all due to lower revenue and sales headcount, offset in part by an increase in salaries of $55,000 resulting from the reclassification in the latter part of 2008 of our Chief Operating Officer’s salary from general and administrative expense in the first quarter of 2008 to sales and marketing expense upon his appointment to Vice President, Sales and Marketing.

Research and Development

Research and development expenses for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
Research and development	$276,879	$452,124	$(175,245)	-39%
Percent of total revenues	38.8%	31.2%

Research and development expenses decreased 39% to $277,000 for the three months ended March 31, 2009 from $452,000 for the same period in 2008. This decrease is primarily attributable to $170,000 in outside contractor fees incurred during the first quarter of 2008 as we worked on enhancing our business tools and applications that were not incurred in the first quarter of 2009.

General and Administrative

General and administrative expenses for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
General and administrative	$895,590	$1,243,273	$(347,683)	-28%
Percent of total revenues	125.5%	85.9%

General and administrative expenses decreased 28% to $896,000 for the three months ended March 31, 2009 from $1,243,000 for the same period in 2008. This decrease is primarily attributable to reductions of $181,000 in personnel costs and $40,000 in rent due to lower headcount and the consolidation of our Grand Rapids facility; $150,000 in stock-based compensation expense resulting from employee turnover and a decrease in new equity grants; $31,000 in travel-related expenses as a result of cost containment efforts; and $124,000 in legal expenses as events related to the previously reported SEC litigation against certain former officers and directors described in detail in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2008 had peaked in the first quarter of 2008. These decreases were offset in part by a net increase of $189,000 in bad debt expense on trade accounts and notes receivable.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2009 and 2008 comprise the following:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
Interest expense, net	$(127,999)	$(178,314)	$(50,315)	-28%
Gain on disposal of assets, net	10,267	2,665	7,602	285%
Gain on legal settlements, net	6,000	-	6,000	-
Other expense	-	(108)	(108)	-100%
Total other expense	$(111,732)	$(175,757)	$(64,025)	-36%

Net other expense decreased 36% to $112,000 for the three months ended March 31, 2009 from $176,000 for the same period in 2008. This net decrease was primarily attributable to a decrease in net interest expense, which is discussed in detail below.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
Interest expense, net	$127,999	$178,314	$(50,315)	-28%
Percent of total revenues	17.9%	12.3%

Net interest expense decreased 28% to $128,000 for the three months ended March 31, 2009 from $178,000 for the same period in 2008. This decrease is primarily attributable to $113,000 of interest expense recognized in the first quarter of 2008 relating to the warrant issued to Atlas Capital SA, or Atlas, in connection with the extension of our line of credit with Wachovia Bank, NA, or Wachovia, that was fully amortized by the end of 2008, offset in part by an increase in convertible bond interest due to additional borrowings of $52,000, an increase in the Paragon Commercial Bank, or Paragon, line of credit interest of $5,000 due to a higher average balance and a higher interest rate, and $2,000 in interest associated with capital leases.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first quarter of 2009 primarily due to continued substantial uncertainty based on objective evidence regarding our ability to realize our deferred tax assets, thereby warranting a full valuation allowance in our financial statements. We have approximately $47.3 million in net operating loss carryforwards, which may be utilized to offset future taxable income.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures and debt service. As of March 31, 2009, our principal sources of liquidity were cash and cash equivalents totaling $38,000 and current accounts receivable of $134,000, as compared to $19,000 of cash and cash equivalents and $185,000 in accounts receivable as of December 31, 2008. We maintain a low cash balance because of automated sweeps among our accounts at Paragon whereby all available cash at the end of each day is used to pay down our line of credit with Paragon, the purpose of which is to reduce our interest expense. As of March 31, 2009, we had drawn approximately $2,287,000 on the $2,470,000 line of credit, leaving approximately $183,000 available under the line of credit for our operations. Deferred revenue at March 31, 2009 was $343,000 as compared to $391,000 at December 31, 2008.

As of May 11, 2009, our principal sources of liquidity were cash and cash equivalents totaling approximately $42,000 and accounts receivable of approximately $94,000. In addition, we had drawn approximately $2,276,000 on the Paragon line of credit, leaving approximately $194,000 available under the line of credit for operations. As of May 11, 2009, we also have a commitment from our convertible secured subordinated noteholders to purchase up to an additional $8.5 million in convertible notes upon approval and call by our Board of Directors.

Cash Flows

During the three months ended March 31, 2009, our working capital deficit increased by approximately $300,000 to $3,289,000 from a working capital deficit of $2,989,000 at December 31, 2008. As described more fully below, the working capital deficit at March 31, 2009 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.

Cash Flows from Operating Activities

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
Net cash used in operating activities	$884,892	$1,571,558	$(686,666)	-44%

Net cash used in operating activities decreased 44% to $885,000 for the three months ended March 31, 2009 from $1,572,000 for the same period in 2008. This decrease is primarily attributable to a lower net loss for the period, a decrease in accounts receivable, and an increase in accrued liabilities, offset in part by an increase in prepaid expenses and decreases in accounts payable and deferred revenue.

Cash Flows from Investing Activities

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
Net cash provided by (used in) investing activities	$(83,281)	$3,061	$(86,342)	2,821%

Net cash used in investing activities increased 2,821% to $83,000 for the three months ended March 31, 2009 from net cash provided by investing activities of $3,000 for the same period in 2008. This net use of cash is attributable to the capitalization of software costs related to our new industry-standard platform that we commenced in the latter part of 2008, offset in part by proceeds from the sale of equipment to a customer.

Cash Flows from Financing Activities

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
Net cash provided by (used in) financing activities	$987,860	$(1,553,704)	$2,541,564	164%

Net cash provided by financing activities increased 164% to $988,000 for the three months ended March 31, 2009 from net cash used in financing activities of $1,554,000 for the same period in 2008. This net source of cash is primarily due to net debt borrowings in the first quarter of 2009 versus the repayment of the Wachovia line of credit in the first quarter of 2008, as described below.

The net cash for the first quarter of 2009 from our financing activities was generated through debt financing, as described below.

Debt Financing. In November 2006, we established a $1.3 million revolving credit arrangement with Wachovia to be used for general working capital purposes, which we increased to $2.5 million in January 2007. The line of credit was secured by our deposit account at Wachovia and an irrevocable standby letter of credit issued by HSBC Private Bank (Suisse) SA, or HSBC, with Atlas, a current stockholder and affiliate, as account party. Any advances made on the line of credit were to be paid off no later than August 1, 2008. On February 15, 2008, we repaid the full outstanding principal balance of $2,052,000 and accrued interest of $2,890 outstanding under the line of credit, and our deposit account and the irrevocable standby letter of credit were both released by Wachovia.

On February 20, 2008, we entered into a revolving credit arrangement with Paragon that is renewable on an annual basis subject to mutual approval. The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit were to be paid off no later than February 19, 2009, subject to extension due to renewal, with monthly payments being applied first to accrued interest and then to principal. The interest accrued on the unpaid principal balance at the Wall Street Journal’s published Prime Rate minus one half percent. The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party, expiring February 18, 2010. We also have agreed with Atlas that in the event of our default in the repayment of the line of credit that results in the letter of credit being drawn, we will reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At our sole discretion, these payments may be made in cash or by issuing shares of our common stock at a set per-share price of $2.50.

The Paragon line of credit replaced our line of credit with Wachovia. As an incentive for the letter of credit from Atlas to secure the Wachovia line of credit, we had entered into a stock purchase warrant and agreement with Atlas. Under the terms of the agreement, Atlas received a warrant to purchase up to 444,444 shares of our common stock at $2.70 per share within 30 business days of the termination of the Wachovia line of credit or if we are in default under the terms of the line of credit with Wachovia. In consideration for Atlas providing the letter of credit to secure the Paragon line of credit, we agreed to amend the agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if we are in default under the terms of the line of credit with Paragon.

On February 19, 2009, we renewed our revolving credit arrangement with Paragon. Any advances made on the line of credit must be paid off no later than February 11, 2010. Interest shall accrue on the unpaid principal balance at the Wall Street Journal's published Prime Rate, but at no time shall the interest rate be less than 5.5%.

As of March 31, 2009, we had $6.3 million aggregate principal amount of convertible secured subordinated notes due November 14, 2010, or the notes, outstanding. On November 14, 2007, in an initial closing, we sold $3.3 million aggregate principal amount of notes, or the initial notes. In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal amount of notes in future closings upon approval and call by our Board of Directors. On August 12, 2008, we exercised our option to sell $1.5 million aggregate principal amount of notes with substantially the same terms and conditions as the initial notes, or the additional notes. In connection with the sale of the additional notes, the noteholders holding a majority of the aggregate principal amount of the notes then outstanding agreed to increase the aggregate principal amount of notes that they are committed to purchase from $8.5 million to $15.3 million. On November 21, 2008, we sold $500,000 aggregate principal amount of notes, or the new notes, to two new investors with substantially the same terms and conditions as the previously outstanding notes. On January 6, 2009 and February 24, 2009, we sold $500,000 and $500,000, respectively, aggregate principal amount of notes to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.

Also on February 24, 2009, the noteholders holding a majority of the aggregate principal amount of the notes outstanding agreed that we may sell up to $6 million aggregate principal amount of notes to new investors or existing noteholders at any time on or before December 31, 2009 with a maturity date of November 14, 2010 or later. In addition, the maturity date definition for each of the notes was changed from November 14, 2010 to the date upon which the note is due and payable, which is the earlier of (1) November 14, 2010, (2) a change of control, or (3) if an event of default occurs, the date upon which noteholders accelerate the indebtedness evidenced by the notes.

The formula for calculating the conversion price of the notes was also amended such that the conversion price of each outstanding note and any additional note sold in the future would be the same and set at the lowest “applicable conversion price,” as described below.

We are obligated to pay interest on the notes at an annualized rate of 8% payable in quarterly installments commencing three months after the purchase date of the notes. We are not permitted to prepay the notes without approval of the holders of at least a majority of the principal amount of the notes then outstanding.

On the earlier of November 14, 2010 or a merger or acquisition or other transaction pursuant to which our existing stockholders hold less than 50% of the surviving entity, or the sale of all or substantially all of our assets, or similar transaction, or event of default, each noteholder in its sole discretion shall have the option to:

•	convert the principal then outstanding on its notes into shares of our common stock, or

•	receive immediate repayment in cash of the notes, including any accrued and unpaid interest.

If a noteholder elects to convert its notes under these circumstances, the conversion price will be the lowest “applicable conversion price” determined for each note. The “applicable conversion price” for each note shall be calculated by multiplying 120% by the lowest of:

•	the average of the high and low prices of our common stock on the OTC Bulletin Board averaged over the five trading days prior to the closing date of the issuance of such note,

•
if our common stock is not traded on the Over-The-Counter market, the closing price of the common stock reported on the Nasdaq National Market or the principal exchange on which the common stock is listed, averaged over the five trading days prior to the closing date of the issuance of such note, or

•
the closing price of our common stock on the OTC Bulletin Board, the Nasdaq National Market or the principal exchange on which the common stock is listed, as applicable, on the trading day immediately preceding the date such note is converted, in each case as adjusted for stock splits, dividends or combinations, recapitalizations or similar events.

Payment of the notes will be automatically accelerated if we enter voluntary or involuntary bankruptcy or insolvency proceedings.

The notes and the common stock into which they may be converted have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors. The investors in the initial notes include (i) The Blueline Fund, which originally recommended Philippe Pouponnot, one of our former directors, for appointment to the Board of Directors; (ii) Atlas, an affiliate that originally recommended Shlomo Elia, one of our current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd., which is owned by Doron Roethler, who subsequently became Chairman of our Board of Directors and Interim President and Chief Executive Officer and serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of our directors and executive officers. The investors in the additional notes are Atlas and Crystal Management Ltd. The investors in the new notes are not affiliated with the Company. Atlas purchased the notes issued in 2009.

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

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional convertible secured subordinated notes, and bank lines of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit, and additional issuances of notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Going Concern

Our independent registered public accountants for fiscal 2008 have issued an explanatory paragraph in their report included in our Annual Report on Form 10-K for the year ended December 31, 2008 in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Recent Developments

On April 3, 2009, we sold $500,000 aggregate principal amount of notes to Atlas with substantially the same terms and conditions as the previously outstanding notes.

On April 17, 2009, we dismissed Sherb & Co., LLP as our independent registered public accounting firm and appointed Cherry, Bekaert & Holland, L.L.P., or CB&H, as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The decision to change accountants was approved by the Audit Committee of our Board of Directors at a meeting held on April 16, 2009 and was due to the desire to rotate accounting firms as well as for CB&H’s closer geographic proximity to us.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                 Controls and Procedures

Not applicable.

Item 4T.               Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2009 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a description of material legal proceedings.

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

Item 1A.        Risk Factors

We operate in a dynamic and rapidly changing business environment that involves substantial risk and uncertainty, and these risks may change over time. The following discussion addresses some of the risks and uncertainties that could cause, or contribute to causing, actual results to differ materially from expectations. In evaluating our business, you should pay particular attention to the descriptions of risks and uncertainties described below. If any of these risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected.

Historically, we have operated at a loss, and we continue to do so.

We have had recurring losses from operations and continue to have negative cash flows. If we do not become cash flow positive through additional financing or growth, we may have to cease operations and liquidate our business. Our working capital, including our revolving line of credit with Paragon and convertible note financing should fund our operations for the next 12 to 18 months. As of May 11, 2009, we have approximately $194,000 available on our line of credit and $8.5 million available through our convertible note financing. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, the charges filed against a former officer and a former employee by the SEC and the United States Attorney General, and the pending shareholder class action lawsuit may require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan and may not be able to sustain our business.

In addition, our current primary credit facilities consisting of the Paragon line of credit and the convertible note financing both have maturity dates in 2010. Should we be unable to repay the principal then due from operations or from new or renegotiated capital funding sources, we may not be able to sustain our business. As of May 11, 2009, we have approximately $2.28 million outstanding on our line of credit and $6.8 million aggregate principal amount of convertible notes outstanding.

Our independent registered public accountants for fiscal 2008 indicated that they have substantial doubts that we can continue as a going concern. Their opinion may negatively affect our ability to raise additional funds, among other things. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment.

Sherb & Co., LLP, our independent registered public accountants for fiscal 2008, has expressed substantial doubt in their report included with our Annual Report on Form 10-K for the year ended December 31, 2008 about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment. You should consider our independent registered public accountants’ comments when determining if an investment in us is suitable.

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

Our revolving line of credit from Paragon is secured by an irrevocable standby letter of credit issued by HSBC with Atlas as account party. Our convertible secured subordinated notes are secured by a first priority lien on all of our unencumbered assets.

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

In addition, we face uncertainty regarding amounts that we may have to pay as indemnification to certain current and former officers, directors, and employees under our Bylaws and Delaware law with respect to these actions, and we may not recover all of these amounts from our directors’ and officers’ liability insurance policy carrier. Our Bylaws and Delaware law generally require us to indemnify, and in certain circumstances advance legal expenses to, current and former officers, directors, and employees against claims arising out of such person’s status or activities as our officer, director, or employee, unless such person (i) did not act in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests; or (ii) had reasonable cause to believe his conduct was unlawful. As of May 11, 2009, there are SEC and criminal actions pending against a former executive officer and a former employee who have requested that we indemnify them and advance expenses incurred by them in the defense of those actions. Also, a stockholder class action lawsuit has been filed against us and certain of our current and former officers, directors, and employees, as described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of May 7, 2009, our insurance coverage for these claims has been exhausted. We have been contacted by the defense attorneys in the criminal action against our former officer and former employee about advancement of defense expenses, and we have indicated to the defense attorneys that we will not advance any defense expenses for the criminal action for the named defendants. Therefore, we face the risk of being the subject of a potential lawsuit seeking advancement of defense expenses and/or making substantial payments related to the defense of the actions noted above. In addition, a number of our current and former employees have been asked to appear as witnesses in the criminal action and may seek advancement of legal expenses from us. Any of these events would adversely impact our financial condition and results of operations, which could result in a significant reduction in the amounts available to fund working capital, capital expenditures, and other general corporate objectives and could ultimately require us to file for bankruptcy.

Finally, our insurance policies provide that, under certain conditions, our insurance carriers may have the right to seek recovery of any amounts they paid to us or the individual insureds. As of May 11, 2009, we do not know and can offer no assurances about whether these conditions will apply or whether the insurance carriers will change their position regarding coverage related to the current actions. Therefore, we can offer no assurances that our insurance carriers will not seek to recover any amounts paid under their policies from us or the individual insureds. If such recovery is sought, then we may have to expend considerable financial resources in defending and potentially settling or otherwise resolving such a claim, which could substantially reduce the amount of capital available to fund our operations and could ultimately require us to file for bankruptcy.

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

Future sales of substantial amounts of our shares in the public market, or the appearance that a large number of our shares are available for sale, could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our securities. At May 11, 2009, 18,332,542 shares of our common stock were issued and outstanding, and a significant number of shares may be issued upon the exercise of outstanding options, warrants, and convertible notes.

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

Further, securities class action litigation has often been brought against companies that experience periods of volatility in the market prices of their securities. A securities class action was filed against us in October 2007. This securities class action litigation could result in substantial costs and diversion of our management’s attention and resources. We may determine, like many defendants in such lawsuits, that it is in our best interest to settle the lawsuit, even if we believe that the plaintiffs’ claims have no merit, to avoid the cost and distraction of continued litigation. Any liability we incur in connection with this or any other potential lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this type of lawsuit could harm our results.

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

Our executive management team has undergone significant changes since the last half of 2007, including the resignation of our Chief Executive Officer in December 2008. Although we have resolved the SEC charges filed against us, it may be difficult to attract highly qualified candidates to serve on our executive management team. If we cannot attract and retain qualified personnel and integrate new members of our executive management team effectively into our business, then our business and financial results may suffer. In addition, all of our executive team works at the same location, which could make us vulnerable to the loss of our entire team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2009, we sold equity securities that were not registered under the Securities Act, as described in our Current Reports on Form 8-K filed in connection with such transactions.

The following table lists all repurchases during the first quarter of fiscal 2009 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2009	-	$-	-	-
February 1 – February 28, 2009	-	$-	-	-
March 1 – March 31, 2009 (1)	146	$1.50	-	-
Total	146	$1.50	-	-

(1)	Represents 146 shares repurchased in connection with tax withholding obligations under the 2004 Plan.

Item 6.            Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
4.1
Third Amendment to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement and Amendment to Convertible Secured Subordinated Promissory Notes, dated February 24, 2009, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.6 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.2
Form of Convertible Secured Subordinated Promissory Note to be issued post January 2009 (incorporated herein by reference to Exhibit 4.7 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer/Principal Accounting Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

32.2
Certification of Principal Financial Officer/Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART ONLINE, INC.

	By:	/s/ Doron Roethler
May 14, 2009		Doron Roethler
Principal Executive Officer

	By:	/s/ Timothy L. Krist
May 14, 2009		Timothy L. Krist
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1
Third Amendment to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement and Amendment to Convertible Secured Subordinated Promissory Notes, dated February 24, 2009, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.6 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.2
Form of Convertible Secured Subordinated Promissory Note to be issued post January 2009 (incorporated herein by reference to Exhibit 4.7 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer/Principal Accounting Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

32.2
Certification of Principal Financial Officer/Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that Act, be deemed to be incorporated by reference into any document or filed herewith for the purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.