Form 10-Q
period 2009-06-30
SMART ONLINE INC
filed 2009-08-12
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of August 10, 2009, there were approximately 18,332,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

 Item 1.              Financial Statements

SMART ONLINE, INC.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$32,712	$18,602
Accounts Receivable, Net	27,842	184,930
Note Receivable	-	60,000
Prepaid Expenses	230,377	289,372
Total current assets	290,931	552,904
Property and equipment, net	287,703	365,993
Capitalized software, net	474,044	261,221
Note Receivable, non-current	-	372,317
Prepaid expenses, non-current	184,500	258,301
Intangible assets, net	701,252	1,410,245
Other assets	2,086	1,736
TOTAL ASSETS	$1,940,518	$3,222,717
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$868,582	$398,237
Notes payable (See Note 3)	1,922,291	2,341,177
Deferred revenue (See Note 2)	252,816	323,976
Accrued liabilities (See Note 2)	495,683	478,917
Total current liabilities	3,539,372	3,542,307
Long-term liabilities:
Long-term portion of notes payable (See Note 3)	7,312,609	5,327,211
Deferred revenue (See Note 2)	49,992	67,353
Total long-term liabilities	7,362,601	5,394,564
Total liabilities	10,901,973	8,936,871
Commitments and contingencies (See Note 7)
Stockholders' equity (deficit):
Preferred stock, 0.001 par value, 5,000,000 shares authorozed,no shares issued and outstanding at June 30, 2009 and December 31, 2008
Common Stock, $.001 par value, 45,000,000 shares authorized, 18,332,543 and 18,333,601 shares Issued and Outstanding at June 30, 2009 and December 31, 2008 respectively.	18,333	18,334
Additional paid-in capital	67,026,977	66,945,588
Accumulated deficit	(76,006,765)	(72,678,076)
Total Stockholders’ Equity (Deficit)	(8,961,455)	(5,714,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,940,518	$3,222,717

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUES:
Subscription fees	$668,344	$747,068	$1,141,923	$1,489,907
Professional service fees	79,726	932,444	198,499	1,436,527
License fees	11,250	3,750	22,500	103,750
Hosting fees	33,045	36,196	105,255	95,678
Other revenue	36,806	36,173	74,477	76,932
Total revenues	829,171	1,755,631	1,542,654	3,202,794

COST OF REVENUES	202,333	647,528	694,934	1,359,195

GROSS PROFIT	626,838	1,108,103	847,720	1,843,599

OPERATING EXPENSES:
General and administrative	862,050	1,002,080	1,757,640	2,245,353
Sales and marketing	675,304	772,263	1,206,640	1,467,488
Research and development	226,950	458,409	503,826	910,533
Gain (loss) on impairment of assets, net	438,228	-	427,961	-

Total operating expenses	2,202,532	2,232,752	3,896,067	4,623,374

LOSS FROM OPERATIONS	(1,575,694)	(1,124,649)	(3,048,347)	(2,779,775)

OTHER INCOME (EXPENSE):
Interest expense, net	(158,343)	(190,922)	(286,342)	(369,236)
Gain on legal settlements, net	-	-	6,000	-
Other Income	-	13,512	-	16,069
Total other expense	(158,343)	(177,410)	(280,342)	(353,167)

NET LOSS	$(1,734,037)	$(1,302,059)	$(3,328,689)	$(3,132,942)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.09)	$(0.08)	$(0.18)	$(0.19)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and fully diluted	18,332,765	17,252,639	18,333,140	16,728,010

The accompanying  notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,734,037)	$(1,302,059)	$(3,328,689)	$(3,132,942)
Adjustments to reconcile let loss to net cash used in operating activities:
Depreciation and amortization	164,237	207,893	328,525	415,523
Amortization of deferred financing costs	-	112,971	-	225,942
Bad debt expense	197,929	9,532	421,922	45,000
Stock-based compensation expense	29,339	89,645	82,483	260,144
Loss on impairment of intangible assets	438,228	-	438,228	-
Gain on disposal of assets	-	-	(10,267)	(2,665)
Changes in assets and liabilities:
Accounts receivable	129,548	(474,056)	173,983	(452,207)
Notes receivable	(1,417,331)	-	(1,420,581)	-
Costs in excess of billings	-	(60,437)	-	(60,437)
Prepaid expenses	53,240	2,645	132,796	(38,113)
Other assets	900	10,560	(351)	25,560
Deferred revenue	(40,571)	85,014	(88,522)	(4,262)
Accounts payable	1,874,010	(65,938)	1,884,427	(150,363)
Accrued and other expenses	(180,976)	(112,874)	15,672	28,517
Net cash used in operating activities	(485,484)	(1,497,104)	(1,370,374)	(2,840,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	-	(52,363)	(14,565)	(61,800)
Capitalized software	(98,745)	-	(212,824)	-
Proceeds from sale of furniture and equipment	-	-	45,361	12,500
Net Cash used in Investing Activities	(98,745)	(52,363)	(182,028)	(49,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(1,797,216)	(2,461)	(3,734,867)	(2,284,526)
Debt borrowings	2,375,868	1,383,215	5,301,379	1,883,215
Net cash provided by (used in) financing activities	578,652	1,380,754	1,566,512	(401,311)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,577)	(168,713)	14,110	(3,290,914)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	38,289	351,758	18,602	3,473,959
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,712	$183,045	$32,712	$183,045

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$46,068	$190,215	$173,818	$383,064
Taxes	$-	$17,350	$10	$35,370
Supplemental schedule of non-cash financing activities:
Conversion of debt to dquity	$-	$-	$-	$228,546

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.            SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and services (One Biz™) targeted to small businesses that are delivered via a Software-as-a-Service (“SaaS”) model. The Company sells its SaaS products and services primarily through private-label marketing partners. In addition, the Company provides sophisticated and complex website consulting and development services, primarily in the e-commerce retail and direct-selling organization industries. The Company maintains a website that offers additional information about these capabilities as well as certain corporate information at www.smartonline.com.

Basis of Presentation - The financial statements as of and for the three and six months ended June 30, 2009 and 2008 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2008 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009 (the “2008 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2009, and its results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three and six  months ended June 30, 2009 and 2008, the Company incurred net losses as well as negative cash flows, is involved in a class action lawsuit (See Note 7, “Commitments and Contingencies,” in the 2008 Annual Report), and had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At August 10, 2009, the Company does have a commitment from its convertible secured subordinated noteholders to purchase up to an additional $8.5 million in convertible notes upon approval and call by the Company’s Board of Directors. There can be no assurance that, if the noteholders do not purchase the $8.5 million in convertible notes, the Company will be able to obtain alternative funding. There can be no assurance that the Company’s efforts to raise capital or increase revenue will be successful. If these efforts are unsuccessful, the Company may have to cease operations and liquidate the business. The Company’s future plans include the introduction of its new One Biz™ platform, the development of additional new products and applications, and further enhancement of its existing small-business applications and tools. The Company’s continuation as a going concern depends upon its capability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and six months ended June 30, 2009 are consistent with those used for the year ended December 31, 2008. Accordingly, please refer to the 2008 Annual Report for the Company’s significant accounting policies.

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

Principles of Consolidation - The accompanying financial statements for the three and six months ended June 30, 2008 include the accounts of the Company and its former wholly owned subsidiaries, Smart CRM, Inc. (“Smart CRM”) and Smart Commerce, Inc. (“Smart Commerce”). All significant intercompany accounts and transactions have been eliminated. Subsidiary accounts are included only from the date of acquisition forward. On December 31, 2008, each of Smart CRM and Smart Commerce were merged into the Company.

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

Based on these criteria, management determined that at June 30, 2009, an allowance for doubtful accounts of $850,080 was required, comprising the full outstanding balance of the direct-selling organization customer’s account and contract receivable and one half of the real estate services customer’s note receivable.

Intangible Assets - Intangible assets consist primarily of assets obtained through the acquisitions of Computility, Inc. (“Computility”) and iMart Incorporated (“iMart”) in 2005 and include customer bases, acquired technology, non-compete agreements, trademarks, and trade names. The Company also owns several copyrights and trademarks related to products, names, and logos used throughout its non-acquired product lines. All assets are amortized on a straight-line basis over their estimated useful lives with the exception of the iMart trade name, which is deemed by management to have an indefinite life and is not amortized. During the three month period ending June 30, 2009, we impaired the value of a portion of the customer base intangible asset due to the fact that the Company is no longer doing business with the customer.

Revenue Recognition - The Company derives revenue primarily from subscription fees charged to customers accessing its SaaS applications; professional service fees, consisting primarily of consulting and custom software development; the perpetual or term licensing of software platforms or applications; and hosting and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. Because the Company licenses, sells, leases, or otherwise markets computer software, it uses the residual method pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. This method allows the Company to recognize revenue for a delivered element when such element has vendor specific objective evidence (“VSOE”) of the fair value of the delivered element. If VSOE cannot be determined or maintained for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

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

Under SOP 97-2, provided the arrangement does not require significant development, modification, or customization, revenue is recognized when all of the following criteria have been met:

1.	persuasive evidence of an arrangement exists

2.	delivery has occurred

3.	the fee is fixed or determinable

4.	collection is probable

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

Under the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, consulting, website design fees, and application development services are accounted for separately from the license of associated software platforms when these services have value to the customer and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when milestones are achieved and accepted by the customer for fixed-price or long-term contracts. The majority of the Company’s consulting service and custom software development contracts are on a time and material basis and are typically billed monthly based upon standard professional service rates.

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

Stock-Based Compensation - Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Total stock-based compensation expense recognized under SFAS No. 123R during the three and six months ended June 30, 2009 was approximately $29,339 and $82,483 respectively of which $20,937 and $47,499 related to the issuance of restricted stock and $8,402 and $34,984 was expense associated with stock options for the respective three and six month period. Total stock-based compensation expense during the three and six months ended June 30, 2008 was approximately $89,645 and $260,144 respectively, of which $62,703 and $184,940 related to the issuance of restricted stock and $26,942 and $75,204 was expense associated with stock options for the respective periods. No stock-based compensation was capitalized in the financial statements.

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

The fair value of option grants under the Company’s equity compensation plan during the three and six months ended June 30, 2009 and 2008 were estimated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	102.1%	40.0%	101.28%	50.0%
Risk free interest rate	2.54%	4.45%	2.29%	4.55%
Expected lives (years)	3	4	3	5

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

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of stock options and warrants, totaling 1,796,535 and 1,704,500 on June 30, 2009 and 2008, respectively, were excluded from the calculation of common equivalent shares as the impact was anti-dilutive.

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

2.            BALANCE SHEET ACCOUNTS

Prepaid Expenses

In July 2008, the Company entered into a 36-month sublease agreement for approximately 9,837 square feet of office space in Durham, North Carolina located near Research Triangle Park North Carolina, into which the Company relocated its headquarters in September 2008. The agreement included the conveyance of certain furniture to the Company without a stated value and required a lump-sum, upfront payment of $500,000 that was made in September 2008. Management has assessed the fair market value of the furniture to be approximately $50,000, and this amount was capitalized and is subject to depreciation in accordance with the Company’s fixed asset policies. The remainder of the payment was recorded as prepaid expense, with the portion relating to rent for periods beyond the next 12 months classified as non-current, and is being amortized to rent expense over the term of the lease.

Intangible Assets

The following table summarizes information about intangible assets at June 30, 2009:

Asset Category	Value Assigned	Residual Value	Weighted Average Amortization Period (in Years)	Accumulated Amortization	Carrying Value
Customer base	$1,012,421	$-	6.2	$750,845	$261,576
Acquired technology	501,264	-	3.0	501,264	-
Non-compete agreements	801,785	-	4.0	743,322	58,463
Trademarks and copyrights	52,372	-	9.7	51,159	1,213
Trade name	380,000	N/A	N/A	N/A	380,000
Totals	$2,747,842	$-		$2,046,590	$701,252

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

Accrued Liabilities

At June 30, 2009, the Company had accrued liabilities totaling $495,683. This amount consisted primarily of $117,102 of liability related to the development of the Company’s custom accounting application; $24,561 for tax-related liabilities associated with the vesting of restricted stock; $79,590 of estimated loss on a customer contract; $58,351 for accrued payroll; $189,662 of convertible note interest payable and $26,417 of other liabilities.

At December 31, 2008, the Company had accrued liabilities totaling $478,917. This amount consisted primarily of $117,102 of liability related to the development of the Company’s custom accounting application; $137,500 related to legal reserves; $30,198 for tax-related liabilities associated with the vesting of restricted stock; $30,903 of estimated loss on a long-term customer contract; $79,300 of cash collected through the Company's merchant account on behalf of a customer; and $54,467 of convertible note interest payable and other liabilities of $29,447.

Deferred Revenue

Deferred revenue comprises the following items:

•	Subscription fees – Short-term and long-term portions of cash received related to one- or two-year subscriptions for domain names and/or e-mail accounts.

•	License fees – Licensing revenue where customers did not meet all the criteria of SOP 97-2. Such deferred revenue is recognized when delivery has occurred or collectability becomes probable.

•
Professional service fees – A customer that purchased a license and paid professional service fees during 2008 and 2007 to develop a customized application decided in the latter part of 2008 to move the application to the Company’s new technology platform. In connection with this new arrangement, the customer desires customization beyond the original scope of the project and will also be responsible for a monthly fee to maintain the application starting in October 2009. This deferred revenue represents the difference between earned fees and unearned license and professional service fees to be recognized as professional service fees revenue in 2009.

The components of deferred revenue for the periods indicated were as follows:

	June 30, 2009	December 31, 2008

Subscription fees	$69,258	$89,852
License fees	86,250	108,750
Professional service fees	147,300	192,727
Totals	$302,808	$391,329

Current portion	$252,816	$323,976
Non-current portion	49,992	67,353
Totals	$302,808	$391,329

3.            NOTES PAYABLE

Convertible Notes

As of June 30, 2009, the Company had $7.3 million aggregate principal amount of convertible secured subordinated notes due November 14, 2010 (the “notes”) outstanding. On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of notes (the “Initial Notes”). In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal amount of notes in future closings upon approval and call by the Company’s Board of Directors. On August 12, 2008, the Company exercised its option to sell $1.5 million aggregate principal amount of notes with substantially the same terms and conditions as the Initial Notes (the “Additional Notes”). In connection with the sale of the Additional Notes, the noteholders holding a majority of the aggregate principal amount of the notes then outstanding agreed to increase the aggregate principal amount of notes that they are committed to purchase from $8.5 million to $15.3 million.

On November 21, 2008, the Company sold $500,000 aggregate principal amount of notes (the “New Notes”) to two new investors with substantially the same terms and conditions as the previously outstanding notes.

On each of January 6, 2009, February 24, 2009, April 3, 2009, and June 2, 2009 the Company sold $500,000  aggregate principal amount of notes (total $2,000,000) to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.

On July 16, 2009, the Company sold a $250,000 principal amount note to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.

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

The notes and the common stock into which they may be converted have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors. The investors in the Initial Notes include (i) The Blueline Fund, which originally recommended Philippe Pouponnot, a former director of the Company, for appointment to the Company’s Board of Directors; (ii) Atlas Capital SA (“Atlas”), an affiliate of the Company that originally recommended Shlomo Elia, one of the Company’s current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd. (“Crystal”), which is owned by Doron Roethler, who subsequently served as Chairman of the Company’s Board of Directors and Interim President and Chief Executive Officer from December 9, 2008 until  May 19, 2009,  and serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of the Company’s directors and executive officers. The investors in the Additional Notes are Atlas and Crystal. The investors in the New Notes are not affiliated with the Company. Atlas purchased the notes issued in 2009.

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

On February 19, 2009, the Company renewed its revolving credit arrangement with Paragon. Any advances made on the line of credit must be paid off no later than February 11, 2010. Interest shall accrue on the unpaid principal balance at the Wall Street Journal's published Prime Rate, but at no time shall the interest rate be less than 5.5%. As of August 10, 2009, the Company had an outstanding balance of $2.16 million under the line of credit.

As of June 30, 2009, the Company had notes payable totaling $9,234,900. The detail of these notes is as follows:

Note Description	Short- Term Portion	Long- Term Portion	Total	Maturity	Rate
Paragon Commercial Bank credit line	$1,894,076	$0	$1,894,076	Feb 2010	Prime, not less than 5.5%
Insurance premium note	0	0	0	Jul 2009	6.1%
Various capital leases	28,215	12,609	40,824	Various	10.7-18.9%
Convertible notes	-	7,300,000	7,300,000	Nov 2010	8.0%
Totals	$1,922,291	$7,312,609	$9,234,900

4.           COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases computer and office equipment under capital lease agreements that expire through July 2011. Total amounts financed under these capital leases were $40,824 and $53,517 at June 30, 2009 and December 31, 2008, respectively, net of accumulated amortization of $27,806 and $18,647, respectively. The current and non-current portions of the capital leases have been recorded in current and long-term portions of notes payable on the balance sheets as of June 30, 2009 and December 31, 2008. See also Note 3, “Notes Payable.”

In 2008, the Company entered into a non-cancelable sublease with a remaining term of 36 months to relocate its headquarters to another facility near Research Triangle Park, North Carolina. As described in Note 2, “Balance Sheet Accounts,” the Company prepaid the lease and purchased existing furniture and fixtures for a lump-sum payment of $500,000, of which $450,080 was allocated to rent and is being amortized monthly over the remaining term of the lease. The Company also has a non-cancelable lease through October 2009 for an apartment near its headquarters that is utilized by its out of town executives and members of its Board of Directors. As of June 30, 2009, future annual minimum operating lease payments for 2009 are $7,980.

Rent expense for the six months ended June 30, 2009 and 2008 was $87,727 and $76,947 respectively.

Development Agreement

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application. In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company’s common stock based upon the developer attaining certain milestones. This agreement was modified on March 26, 2008 to adjust the total number of shares issuable under the agreement to 29,014. As of June 30, 2009, the Company had paid $470,834 and issued 3,473 shares of common stock related to this obligation.

Legal Proceedings

As previously reported in the Company’s Form 8-K filed on June 4, 2009, Dennis Michael Nouri and Reza Eric Nouri (together, the “Nouris”), a former officer and employee of the Company, respectively, filed a complaint (the “Nouri Complaint”) to bring a summary proceeding against the Company in the Court of Chancery of the State of Delaware.  The Nouri Complaint sought to compel the Company to advance legal fees and costs in the amount of $826,798 incurred by the Nouris in their defense of criminal proceedings brought against them by the United States, and in their defense of civil proceedings brought against them by the Securities and Exchange Commission and the Company’s stockholders, together with future verified expenses that will be incurred by the Nouris in defending the actions against them and the expenses incurred by the Nouris in prosecuting the advancement action against the Company.

On July 29, 2009, the Court of Chancery granted summary judgment of the Nouri Complaint in favor of the Nouris.  By order dated August 6, 2009, the Company is obligated to pay to the Nouris $826,798 in advanced expenses for legal services performed by counsel to the Nouris through April 2009.   The total amount of the legal fees the Company will ultimately be required to advance to the Nouris is expected to be in excess of $1.9 million. Though the Nouris have entered into an undertaking that requires them to repay to the Company any amounts advanced by it in the event the Nouris are ultimately determined not to be entitled to indemnification for the expenses incurred, it is uncertain at this time that the Company will be able to recover such amounts advanced without considerable expense to the Company, or whether the Company will be able to recover any of the amounts advanced at all.

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a further description of material legal proceedings.

5.           STOCKHOLDERS’ EQUITY

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at June 30, 2009.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2009, it had 18,332,543 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

In January 2008, the Company issued 28,230 shares of common stock to a consulting firm as full payment of the outstanding obligation related to fees accrued for services rendered in conjunction with the 2005 acquisitions of iMart and Computility.

Warrants

As incentive to modify a letter of credit relating to the Wachovia line of credit (see Note 3, “Notes Payable”), the Company entered into a Stock Purchase Warrant and Agreement (the “Warrant Agreement”) with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant containing a provision for cashless exercise to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share at the termination of the line of credit or if the Company is in default under the terms of the line of credit with Wachovia. The fair value of the warrant was $734,303 as measured using the Black-Scholes option pricing model at the time the warrant was issued. This amount was recorded as deferred financing costs and was amortized to interest expense in the amount of $37,657 per month over the remaining period of the modified line of credit, which expired on August 2008. As of December 31, 2007, the deferred financing costs to be amortized to interest expense over the remaining eight months, or $301,249, were classified as current assets. In consideration for Atlas providing the Paragon line of credit (see Note 3, “Notes Payable”), the Company agreed to amend the Warrant Agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit. If the warrant is exercised in full for cash, it will result in gross proceeds to the Company of approximately $1.2 million.

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

As of June 30, 2009, warrants to purchase up to 1,655,915 shares were outstanding.

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

Restricted Stock – During the first and second quarters of 2009, no shares of restricted stock were issued. A total of 479 shares of restricted stock were canceled during the first two quarters of 2009 due to terminations and payment of employee tax obligations resulting from share vesting. At June 30, 2009, there remains $35,207 of unvested expense yet to be recorded related to all restricted stock outstanding.

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

The following is a summary of the stock option activity for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price
BALANCE, December 31, 2008	271,250	$5.89
Granted	40,000	1.10
Exercised	-	-
Canceled	(53,550)	5.75
BALANCE, June 30, 2009	257,700	$4.84

The following table summarizes information about stock options outstanding at June 30, 2009:

				Currently Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.10	40,000	1.0	$1.10	-	$-
From $2.50 to $3.50	85,000	6.3	$3.15	75,000	$3.14
$5.00	25,000	6.0	$5.00	15,000	$5.00
$7.00	75,000	0.0	$7.00	75,000	$7.00
From $8.61 to $9.00	32,500	6.5	$8.73	19,500	$8.73
$9.60	200	6.5	$9.60	120	$9.60
Totals	257,700	3.6	$4.84	184,620	$5.46

At June 30, 2009, there remains $35,767 of unvested expense yet to be recorded related to all options outstanding.

Dividends - The Company has not paid any cash dividends through June 30, 2009.

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Three Months Ended June 30, 2009
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$558,698	67%
Customer B	Professional service fees	73,049	9%
Customer C	Subscription fees	92,916	11%
Others	Various	104,508	13%
Total		$829,171	100%

		Three Months Ended June 30, 2008
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$358,607	21%
Customer B	Professional service fees	307,913	18%
Customer C	Subscription fees	182,068	11%
Customer D	Professional service fees	401,805	23%
Others	Various	475,238	27%
Total		$1,755,631	100%

		Six Months Ended June 30, 2009
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$848,096	55%
Customer B	Professional service fees	222,314	14%
Customer C	Subscription fees	217,354	14%
Customer D	Professional service fees	39,178	3%
Others	Various	215,712	14%
Total		$1,542,654	100%

		Six Months Ended June 30, 2008
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$659,941	21%
Customer B	Professional service fees	669,003	21%
Customer C	Subscription fees	398,351	13%
Customer D	Professional service fees	784,996	25%
Others	Various	690,503	20%
Total		$3,202,794	100%

As of June 30, 2009, one customer accounted for 80% of accounts receivable. As of December 31, 2008, one customer accounted for 93% of accounts receivable.

7.           SUBSEQUENT EVENTS

On July 16, 2009, the Company sold $250,000 aggregate principal amount of convertible secured subordinated notes due November 14, 2010 to Atlas with substantially the same terms and conditions as the previously outstanding notes, as described in Note 3, “Notes Payable.”

As previously reported in the Company’s Form 8-K filed on June 4, 2009, Dennis Michael Nouri and Reza Eric Nouri (together, the “Nouris”), a former officer and employee of the Company, respectively, filed a complaint (the “Nouri Complaint”) to bring a summary proceeding against the Company in the Court of Chancery of the State of Delaware.  The Nouri Complaint sought to compel the Company to advance legal fees and costs in the amount of $826,798 incurred by the Nouris in their defense of criminal proceedings brought against them by the United States, and in their defense of civil proceedings brought against them by the Securities and Exchange Commission and the Company’s stockholders, together with future verified expenses that will be incurred by the Nouris in defending the actions against them and the expenses incurred by the Nouris in prosecuting the advancement action against the Company.

On July 29, 2009, the Court of Chancery granted summary judgment of the Nouri Complaint in favor of the Nouris.  By order dated August 6, 2009, the Company is obligated to pay to the Nouris $826,798 in advanced expenses for legal services performed by counsel to the Nouris through April 2009.   The total amount of the legal fees the Company will ultimately be required to advance to the Nouris is expected to be in excess of $1.9 million. Though the Nouris have entered into an undertaking that requires them to repay to the Company any amounts advanced by it in the event the Nouris are ultimately determined not to be entitled to indemnification for the expenses incurred, it is uncertain at this time that the Company will be able to recover such amounts advanced without considerable expense to the Company, or whether the Company will be able to recover any of the amounts advanced at all.

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a further description of material legal proceedings.

The Company is in the process of terminating its Services Agreement relationship with Vera Bradley.  The fees for services and licensing paid by Vera Bradley under the Services Agreement were $1,358,892 in 2008 and  $275,111 for the six month period ending June 30, 2009.

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

Overview

Through our OneBiz™ platform, we develop and market software products and services targeted to small businesses that are delivered via a Software-as-a-Service, or SaaS, model. We also provide website consulting and custom software development services, primarily in the e-commerce retail and direct-selling organization industries. We reach small businesses primarily through arrangements with channel partners that private label our software applications and market them to their customer bases through their corporate websites. We believe these relationships provide a cost- and time-efficient way to market to a diverse and fragmented yet very sizeable small-business sector. We also offer our products directly to end-user small businesses through our OneBiz™ branded website.

In the second half of 2007, we commenced an overall evaluation of our business model as well as our current technologies, the outcome of which was our decision to develop a core industry-standard platform for small business with an architecture designed to integrate with a virtually unlimited number of other applications, services, and existing infrastructures. These applications would include not only our own small-business applications, which we are currently optimizing, but also other applications we expect to arise from collaborative partnerships with third-party developers and service providers. In addition, we identified emerging-market opportunities in the small-business segment to leverage social networking and community building. We are currently refining and integrating these capabilities into the core platform in an effort to meet any anticipated customer need. We believe that , but cannot assure, this platform and associated applications will provide opportunities for new sources of revenue, including an increase in our subscription fees. As we near completion of the development of our industry-standard platform, as evidenced by the release of OneBiz™ 1.1, we have begun increasing our focus on the sales and marketing of the new platform.

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

Our current primary focus is to target those established companies that have both a substantial base of small-business customers as well as a recognizable and trusted brand name in specific market segments. Our goal is to enter into partnerships with these established companies whereby they private label our products and offer them to their small-business customers. We believe, but cannot assure,  the combination of the magnitude of their customer bases and their trusted brand names and recognition will help drive our subscription volume.

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. Applications for which subscriptions are available vary from our own internal development to applications provided to us by  our partners. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We are focusing our efforts on enlisting new channel partners as well as diversifying with vertical intermediaries in various industries.

We generate professional service fees from our consulting and custom software development services. For example, a customer may request that we re-design its website to better accommodate our products or to improve its own website traffic. We typically bill professional service fees on a time and material basis.

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

Operating Expenses

On July 14, 2009 we launched our new industry-standard platform (OneBiz™ 1.1) that contains relevant applications targeted to small businesses, and we are devoting resources to the sale and marketing of these SaaS based applications through both channel partners and direct sales efforts.  Additionally, we have placed renewed emphasis on marketing our consulting and software development capabilities (i Mart)to support companies who require sophisticated and complex e-commerce websites.

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing, public relations and advertising expenses. Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small-business customer bases. In June 2008, we engaged a public relations firm and, as a result, our public relations expenses increased during the latter part of 2008. As we continue to execute our sales and marketing strategy, we expect associated costs to increase throughout 2009 due to targeting new partnerships, development of channel partner enablement programs, advertising campaigns, additional sales and marketing personnel, and the various percentages of revenues we may be required to pay to future partners as marketing fees or pursuant to revenue share arrangements.

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

Beginning in May 2008, we determined that it was strategically desirable to develop an industry-standard platform and to enhance our current SaaS applications. A detailed design plan indicated that the product was technologically feasible. In July 2008, we commenced development, and from that point in time, we have capitalized all related costs in accordance with SFAS No. 86. Because of our scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which means we don’t have to incur certain development costs as do those companies who develop  traditional enterprise software business models. As we further the development of our new applications throughout 2009, we expect that future research and development expenses will decrease in both absolute and relative dollars.

General and Administrative – General and administrative expenses are composed primarily of costs associated with our executive, finance and accounting, legal, human resources, and information technology personnel and consist of salaries and related compensation costs; professional services (such as outside legal counsel fees, audit, and other compliance costs); depreciation and amortization; facilities and insurance costs; and travel and other costs. We anticipate general and administrative expenses will decrease slightly in 2009 as part of the objectives identified by current management.  However, we may be obligated to pay a material amount of indemnification costs in 2009 related to the previously reported Securities and Exchange Commission, or SEC, litigation against certain former officers and directors described in detail in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in item 4. Legal Proceedings, above, which would significantly increase our general and administrative expenses.

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

Revenue Recognition – We derive revenue primarily from subscription fees charged to customers accessing our SaaS applications; professional service fees, consisting primarily of consulting and custom software development; the perpetual or term licensing of software platforms or applications; and hosting and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. Because we license, sell, lease, or otherwise market computer software, we use the residual method pursuant to American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, as amended. This method allows us to recognize revenue for a delivered element when such element has vendor specific objective evidence, or VSOE, of the fair value of the delivered element. If we cannot determine or maintain VSOE for an element, it could impact revenues, as we may need to defer all or a portion of the revenue from the multiple-element arrangement.

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

Under SOP 97-2, provided the arrangement does not require significant development, modification, or customization, we recognize revenue when all of the following criteria have been met:

      1.     persuasive evidence of an arrangement exists

      2.     delivery has occurred

      3.     the fee is fixed or determinable

      4.     collection is probable

If at the inception of an arrangement the fee is not fixed or determinable, we defer revenue until the arrangement fee becomes due and payable. If we deem collectability is not probable, we defer revenue until we receive payment or collection becomes probable, whichever is earlier. The determination of whether fees are collectible requires judgment of our management, and the amount and timing of revenue recognition may change if different assessments are made.

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

Income Taxes – We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve. In the event we determine that we will not be able to realize all or part of our net deferred tax assets, we would make an adjustment in the period we make such determination. We recorded no income tax expense in the first or second quarter of 2009, or in 2008 and 2007, as we have experienced significant operating losses to date. If utilized, we may apply the benefit of our total net operating loss carryforwards to reduce future tax expense. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets. These carryforwards would also be subject to limitations, as prescribed by applicable tax laws.

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

Results of Operations for the Three Months Ended June 30, 2009 and June 30, 2008

The following table sets forth certain statements of operations data for the periods indicated:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Dollars	% of Revenue	Dollars	% of Revenue
Total revenues	$829,171	100.0%	$1,755,631	100.0%
Cost of revenues	202,333	69.0%	647,528	13.1%

Gross profit	$626,838	31.0%	$1,108,103	86.9%

Operating expenses	2,202,532	265.6%	2,232,752	152.1%

Loss from operations	$(1,575,694)	-190.0%	$(1,124,649)	-64.1%

Other income (expense), net	(158,343)	-15.7%	(177,410)	-10.3%

Net loss	$(1,734,037)	-209.1%	$(1,302,059)	-74.2%

Net loss per common share	$(0.07)		$(0.07)

Revenues

Revenues for the three months ended June 30, 2009 and 2008 comprise the following:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Subscription fees	$668,344	$747,068	$(78,724)	-10.5%
Professional service fees	79,726	932,444	(852,718)	-91.4%
License fees	11,250	3,750	7,500	200.0%
Hosting fees	33,045	36,196	(3,151)	-8.7%
Other revenue	36,806	36,173	633	1.7%
Total revenues	$829,171	$1,755,631	$(926,460)	-52.8%

Revenues decreased 52.8% to $829,171 for the three months ended June 30, 2009 from $1,755,631 for the same period in 2008. Our overall decrease in revenues was driven by substantial declines in subscription fees, professional service fees, and license fees. Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Subscription fees	$668,344	$747,068	$(78,724)	-10.5%
Percent of total revenues	80.6%	42.6%

Revenues from subscription fees decreased 10.5% to $668,344 for the three months ended June 30, 2009 from $747,068 for the same period in 2008. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution that has resulted in a continuous decline in subscription fees.

Professional Service Fees

Revenues from professional service fees for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Professional service fees	$79,726	$932,444	$(852,718)	-91.4%
Percent of total revenues	9.6%	53.1%

Revenues from professional service fees decreased 91% to $79,726 for the three months ended June 30, 2009 from $932,444 for the same period in 2008. This decrease is primarily due to a significant decline in web consulting services provided to customers during the second quarter of 2009.

License Fees

Revenues from license fees for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
License fees	$11,250	$3,750	$7,500	200.0%
Percent of total revenues	1.4%	.2%

Revenues from license fees increased 200% to $11,250 for the three months ended June 30, 2009 from $3,750 for the same period in 2008. License fee revenue recognized in the second quarter of 2009 comprised the ratable recognition of a term license that commenced in June 2008. We expect that license fees will continue to represent a small percentage of our revenues in the future as we focus on increasing our subscription fees revenue derived from our SaaS applications.

Hosting Fees

Revenues from hosting fees for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Hosting fees	$33,045	$36,196	$-3,151	-8.7%
Percent of total revenues	4.0%	2.1%

Revenues from hosting fees decreased 8.7% to $33,045 for the three months ended June 30, 2009 from $36,196 for the same period in 2008. This decrease is due to the reduction of services provided to clients.

Other Revenue

Revenues from other sources for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Other revenue	$36,806	$36,173	$633	1.7%
Percent of total revenues	4.4%	2.1%

Revenues from non-core activities increased 1.7% to $36,806 for the three months ended June 30, 2009 from $36,173 for the same period in 2008. We expect these revenue streams to continue to be insignificant in the future as we focus on the growth of our subscription fees revenue.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Cost of revenues	$202,333	$647,528	$(445,195)	-68.8%
Percent of total revenues	24.4%	36.9%

Cost of revenues decreased 68.8% to $202,333 for the three months ended June 30, 2009 from $647,528 for the same period in 2008. This decrease is the result of lower professional services costs associated with professional service fees revenue, which is generally billed on a time and material basis. In addition, we have allocated lower amounts of development and general and administrative expenses as a result of an overall reduction in those areas.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 and 2008 comprise the following:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Sales and marketing	$675,304	$772,263	$(96,959)	-13%
Research and development	226,950	458,409	(231,459)	-51%
General and administrative	862,050	1,002,080	(140,030)	-14%
Gain (loss) on impairment of assets, net	438,228	-	(438,228)	100%
Total operating expenses	$2,202,532	$2,232,752	$(30,220)	-1%

Operating expenses decreased 1% to $2,202,532 for the three months ended June 30, 2009 from $2,232,752 for the same period in 2008. This decrease is the direct result of our concerted efforts during the latter part of 2008 and into 2009 to reduce operating expenses by improving efficiencies and eliminating unnecessary costs offset by the recognition of loss on the reevaluation of an intangible asset. Select items are discussed in detail below.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Sales and marketing	$675,304	$772,263	$(96,959)	-13%
Percent of total revenues	81.4%	44.0%

Sales and marketing expenses decreased 13% to $675,304 for the three months ended June 30, 2009 from $772,263 for the same period in 2008. This variance is primarily attributable to reductions  associated with revenue-sharing arrangements with our channel partners.

Research and Development

Research and development expenses for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Research and development	$226,950	$458,409	$(231,459)	-51%
Percent of total revenues	27.4%	26.1%

Research and development expenses decreased 51% to $226,950 for the three months ended June 30, 2009 from $458,409 for the same period in 2008. This decrease is primarily attributable to a reduction in outside contractor fees incurred during the first quarter of 2008 as we worked on enhancing our business tools and applications that were not incurred in the first quarter of 2009.

General and Administrative

General and administrative expenses for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
General and administrative	$862,050	$1,002,080	$(140,030)	-14%
Percent of total revenues	104%	57.1%

General and administrative expenses decreased 14% to $862,050 for the three months ended June 30, 2009 from $1,002,080 for the same period in 2008. This decrease is primarily attributable to reductions in personnel costs of $97,000 ;and $67,000 stock-based compensation expense resulting from employee turnover and a decrease in new equity grants; and $35,000 in rent due to closing of Michigan operations; and $30,000 in management consulting expenses; and $29,000 reduction in outside accounting and audit fees; $49,000 reduction in the amount of amortization of intangible costs. These decreases were offset in part by a net increase of $189,000 in bad debt expense on trade accounts and notes receivable.

Gain (loss) on disposal of assets, net

Gain (loss) on disposal of assets, net for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Gain (loss) on impairment of assets, net	$(438,228)	$-	$(438,226)	-100%
Percent of total revenues	-52.9%	-%

 (Loss) on disposal of assets, net  increased by 100% due to the reevaluation of certain intangibles assets as of June 30, 2009 and the determination that the intangible asset no longer had any remaining value.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2009 and 2008 comprise the following:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Interest expense, net	$(158,343)	$(190,922)	$(32,579)	-17%

Other income (expense)	-	13,512	(13,512)	-100%
Total other expense	$(158,343)	$(177,410)	$(19,067)	-26%

Net other expense decreased 26% to $158,343 for the three months ended June 30, 2009 from $177,410 for the same period in 2008. This net decrease was primarily attributable to the net reduction of interest expense at June 30, 2009.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Interest expense, net	$158,343	$190,922	$(32,579)	-17%
Percent of total revenues	19.1%	10.9%

Net interest expense decreased 17% to $158,343 for the three months ended June 30, 2009 from $190,922 for the same period in 2008. This decrease is primarily associated with the $113,000 of interest expense recognized in the second quarter of 2008 relating to the warrants issued to Atlas Capital SA, or Atlas, in connection with the extension of our line of credit with Wachovia Bank, NA, or Wachovia, that was fully amortized by the end of 2008, offset in part by an increase in convertible bond interest due to additional borrowings of $81,000.

Results of Operations for the Six Months Ended June 30, 2009 and June 30, 2008

The following table sets forth certain statements of operations data for the periods indicated:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Dollars	% of Revenue	Dollars	% of Revenue
Total revenues	$1,542,654	100.0%	$3,202,794	100.0%
Cost of revenues	694,934	45.0%	1,359,195	42.4%

Gross profit	$847,720	55.0%	$1,843,599	57.6%

Operating expenses	3,896,067	252.6%	4,623,374	144.4%

Loss from operations	$(3,048,347)	-197.69%	$(2,779,775)	-86.8%

Other income (expense), net	(280,342)	-18.2%	(353,167)	-11.0%

Net loss	$(3,328,689)	-215.8%	$(3,132,942)	-97.8%

Net loss per common share	$(0.17)		$(0.15)

Revenues

Revenues for the six months ended June 30, 2009 and 2008 comprise the following:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Subscription fees	$1,141,923	$1,489,907	$(347,984)	-23.4%
Professional service fees	198,499	1,436,527	(1,238,028)	-86.2%
License fees	22,500	103,750	(81,250)	-78.3%
Hosting fees	105,255	95,678	9,577	10.0%
Other revenue	74,477	76,932	(2,455)	-3.2%
Total revenues	$1,542,654	$3,202,794	$(1.660,140)	-51.8%

Revenues decreased 51.8% to $1,542,654 for the six months ended June 30, 2009 from $3,202,794 for the same period in 2008. Our overall decrease in revenues was driven by substantial declines in subscription fees, professional service fees, and license fees. Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Subscription fees	$1,141,923	$1,489,907	$(347,984)	-23.4%
Percent of total revenues	74.0%	46.5%

Revenues from subscription fees decreased 23.4% to $1,141,923 for the six months ended June 30, 2009 from $1,489,907 for the same period in 2008. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution that has resulted in a continuous decline in subscription fees.

Professional Service Fees

Revenues from professional service fees for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Professional service fees	$198,499	$1,436,527	$(1,238,028)	-86.2%
Percent of total revenues	12.9%	44.9%

Revenues from professional service fees decreased 86.2% to $198,499 for the six months ended June 30, 2009 from $1,436,527 for the same period in 2008. This decrease is primarily due to a significant decline in web consulting services provided to customers during the second quarter of 2009.

License Fees

Revenues from license fees for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
License fees	$22,500	$103,750	$(81,250)	-78.3%
Percent of total revenues	12.9%	44.9%

Revenues from license fees decreased 78.3% to $22,500 for the six months ended June 30, 2009 from $103,750 for the same period in 2008. License fee revenue recognized in the first and second quarter of 2009 comprised the ratable recognition of a term license that commenced in June 2008. We expect that license fees will continue to represent a small percentage of our revenues in the future as we focus on increasing our subscription fees revenue derived from our SaaS applications.

Hosting Fees

Revenues from hosting fees for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Hosting fees	$105,225	$95,678	$9,547	10.0%
Percent of total revenues	6.8%	3.0%

Revenues from hosting fees increased 10% to $105,255 for the six months ended June 30, 2009 from $95,678 for the same period in 2008. This increase is due to the additional customer traffic for clients.

Other Revenue

Revenues from other sources for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Other revenue	$74,477	$76,932	$(2,455)	-3.2%
Percent of total revenues	4.8%	2.4%

Revenues from non-core activities decreased 3.2% to $74,477 for the six months ended June 30, 2009 from $76,932 for the same period in 2008. We expect these revenue streams to continue to be insignificant in the future as we focus on the growth of our subscription fees revenue.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Cost of revenues	$694,934	$1,359,195	$(664,261)	-48.9%
Percent of total revenues	45.0%	42.4%

Cost of revenues decreased 48.9% to $694,934 for the six months ended June 30, 2009 from $1,359,195 for the same period in 2008. This decrease is the result of lower professional services costs associated with professional service fees revenue, which is generally billed on a time and material basis. In addition, we have allocated lower amounts of development and general and administrative expenses as a result of an overall reduction in those areas.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 and 2008 comprise the following:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Sales and marketing	$1,206,640	$1,467,488	$(260,848)	-18%
Research and development	503,826	910,533	(406,707)	-45%
General and administrative	1,757,640	2,245,353	(487,713)	-22%
Gain (loss) on impairment of assets, net	427,961	-	427,961	-100
Total operating expenses	$3,896,067	$4,623,374	$(727,307)	-16%

Operating expenses decreased 16% to $3,896,067 for the six months ended June 30, 2009 from $4,623,374 for the same period in 2008. This decrease is the direct result of our concerted efforts during the latter part of 2008 and into 2009 to reduce operating expenses by improving efficiencies and eliminating unnecessary costs offset by the recognition of loss on the reevaluation of an intangible asset. Select items are discussed in detail below.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Sales and marketing	$1,206,640	$1,467,488	$(260,848)	-18%
Percent of total revenues	78.2%	45.8%

Sales and marketing expenses decreased 18% to $1,206,640 for the six months ended June 30, 2009 from $1,467,488 for the same period in 2008. This variance is primarily attributable to reductions associated with revenue-sharing arrangements with our channel partners.

Research and Development

Research and development expenses for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Research and development	$503,826	$910,533	$(406,707)	-45%
Percent of total revenues	32.7%	28.4%

Research and development expenses decreased 45% to $503,829 for the six months ended June 30, 2009 from $910,533 for the same period in 2008. This decrease is primarily attributable to a reduction in outside contractor fees incurred during the first and second quarter of 2008 as we worked on enhancing our business tools and applications that were not incurred in the first and second quarter of 2009.

General and Administrative

General and administrative expenses for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
General and administrative	$1,757,640	$2,245,353	$(487,713)	-22%
Percent of total revenues	113.9%	70.11%

General and administrative expenses decreased 22% to $1,757,640 for the six months ended June 30, 2009 from $2,245,353 for the same period in 2008. This decrease is primarily attributable to reductions in personnel costs of $498,000;and $35,000 stock-based compensation expense resulting from employee turnover and a decrease in new equity grants; and $69,000 in rent due to closing of Michigan operations; and $30,000 in management consulting expenses; and $101,000 reduction in outside accounting and audit fees; $98,000 reduction in the amount of amortization of intangible costs. These decreases were offset in part by a net increase of $377,000 in bad debt expense on trade accounts and notes receivable.

Gain (loss) on disposal of assets, net

Gain (loss) on impairment of assets, net for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Gain (loss) on impairment of assets, net	$(427,961)	$-	$(438,226)	-100%
Percent of total revenues	-27.7%	-%

 (Loss) on disposal of assets, net  increased by 100% due to the reevaluation of certain intangibles assets as of June 30, 2009 and the determination that the intangible asset no longer had any remaining value.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2009 and 2008 comprise the following:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Interest expense, net	$(286,342)	$(369,236)	$82,894	-23%

Gain on legal settlements, net	6,0000	-	(6,000))	100%
Other income (expense)	-	16,069	16,069	-100%
Total other expense	$(280,342)	$(353,167)	$(72,825)	-21%

Net other expense decreased 21% to $280,342 for the six months ended June 30, 2009 from $353,167 for the same period in 2008. This net decrease was primarily attributable to the net reduction in interest expense for the six months ending June 30, 2009.

Interest Expense, Net

Interest expense, net of interest income, for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Interest expense, net	$286,342	$369,236	$(82,894)	-23%
Percent of total revenues	18.6%	11.5%

Net interest expense decreased 23% to $286,342 for the six months ended June 30, 2009 from $369,236 for the same period in 2008. This decrease is primarily associated with the $226,000 of interest expense recognized in the first and second quarter of 2008 relating to the warrants issued to Atlas Capital SA, or Atlas, in connection with the extension of our line of credit with Wachovia Bank, NA, or Wachovia, that was fully amortized by the end of 2008, offset in part by an increase in convertible bond interest due to additional borrowings of $125,000 and additional interest expense of $25,000 paid to Paragon National Bank on the funds borrowed on the line of credit.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first or second quarter of 2009 primarily due to continued substantial uncertainty based on objective evidence regarding our ability to realize our deferred tax assets, thereby warranting a full valuation allowance in our financial statements. We have approximately $49.0 million in net operating loss carryforwards, which may be utilized to offset future taxable income.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

Overview

As of June 30, 2009, our principal sources of liquidity were cash and cash equivalents totaling $33,000 and current accounts receivable of $28,000, as compared to $19,000 of cash and cash equivalents and $185,000 in accounts receivable as of December 31, 2008. We maintain a low cash balance because of automated sweeps among our accounts at Paragon whereby all available cash at the end of each day is used to pay down our line of credit with Paragon, the purpose of which is to reduce our interest expense. As of June 30, 2009, we had drawn approximately $1,894,000 on the $2,470,000 line of credit, leaving approximately $576,000 available under the line of credit for our operations. Deferred revenue at June 30, 2009 was $303,000 as compared to $391,000 at December 31, 2008.

As of August 10, 2009, our principal sources of liquidity were cash and cash equivalents totaling approximately $48,000 and accounts receivable of approximately $18,000. In addition, we had drawn approximately $2,160,000 on the Paragon line of credit, leaving approximately $310,000 available under the line of credit for operations. As of August 10 , 2009, we also have a commitment from our convertible secured subordinated noteholders to purchase up to an additional $7.75 million in convertible notes upon approval and call by our Board of Directors.

Cash Flows

During the six months ended June 30, 2009, our working capital deficit increased by approximately $259,000 to $3,248,000 from a working capital deficit of $2,989,000 at December 31, 2008. As described more fully below, the working capital deficit at June 30, 2009 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.

Cash Flows from Operating Activities

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Net cash used in operating activities	$1,370,374	$2,840,303	$(1,469,929)	-59%

Net cash used in operating activities decreased 59% to $1,370,375 for the six months ended June 30, 2009 from $2,840,303 for the same period in 2008. This decrease is primarily attributable an increase in bad debt expense, recognition of the impairment of intangible assets, increase in accounts payable. These items are offset in part by an increase in short term notes receivable and decrease in deferred revenue.

Cash Flows from Investing Activities

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Net cash provided by (used in) investing activities	$(182,028)	$(49,300)	$(132,728)	269.6%

Net cash used in investing activities increased 269.6% to $182,027 for the six months ended June 30, 2009 from $49,300 for the same period in 2008. This net use of cash is attributable to the capitalization of software costs related to our new industry-standard platform that we commenced in the latter part of 2008, offset in part by proceeds from the sale of equipment to a customer.

Cash Flows from Financing Activities

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Net cash provided by (used in) financing activities	$1,566,511	$(401,311)	$1,967,822	490%

Net cash provided by financing activities increased 490% to $1,566,511 for the six months ended June 30, 2009 from net cash used in financing activities of $401,311 for the same period in 2008. This net source of cash is primarily due to net debt borrowings in the first and second quarters of 2009 versus the repayment of the Wachovia line of credit in the first quarter of 2008, as described below.

The net cash for the second quarter of 2009 from our financing activities was generated through debt financing, as described below.

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

As of June 30, 2009, we had $7.3 million aggregate principal amount of convertible secured subordinated notes due November 14, 2010, or the notes, outstanding.  On November 14, 2007, in an initial closing, we sold $3.3 million aggregate principal amount of notes, or the initial notes. In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal amount of notes in future closings upon approval and call by our Board of Directors. On August 12, 2008, we exercised our option to sell $1.5 million aggregate principal amount of notes with substantially the same terms and conditions as the initial notes, or the additional notes. In connection with the sale of the additional notes, the noteholders holding a majority of the aggregate principal amount of the notes then outstanding agreed to increase the aggregate principal amount of notes that they are committed to purchase from $8.5 million to $15.3 million. On November 21, 2008, we sold $500,000 aggregate principal amount of notes, or the new notes, to two new investors with substantially the same terms and conditions as the previously outstanding notes. On each of January 6, 2009 and February 24, 2009, we sold $500,000 aggregate principal amount of notes to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.  Additional notes with similar terms of $500,000 each were sold on April 3, 2009 and June 2, 2009.

On July 16, 2009 the Company sold a $250,000 principal amount note to a current shareholder with substantially the same terms and conditions as the previously outstanding notes.

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

The notes and the common stock into which they may be converted have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors. The investors in the initial notes include (i) The Blueline Fund, which originally recommended Philippe Pouponnot, one of our former directors, for appointment to the Board of Directors; (ii) Atlas, an affiliate that originally recommended Shlomo Elia, one of our current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd., which is owned by Doron Roethler, who subsequently became Chairman of our Board of Directors and Interim President and Chief Executive Officer until May 19, 2009 and serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of our directors and executive officers. The investors in the additional notes are Atlas and Crystal Management Ltd. The investors in the new notes are not affiliated with the Company. Atlas purchased the notes issued in 2009.

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

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional convertible secured subordinated notes, and bank lines of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit, and additional issuances of notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget that is approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and could require additional covenants and operating restrictions.  In addition existing indemnification obligations in favor of certain former officer and employees will put further strain on the cash flow of the Company (see item 4 Legal Proceedings.)

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

Recent Developments

On July 16, 2009, the Company sold $250,000 aggregate principal amount of convertible secured subordinated notes due November 14, 2010 to Atlas with substantially the same terms and conditions as the previously outstanding notes, as described in Note 3, “Notes Payable.”

As previously reported in the Company’s Form 8-K filed on June 4, 2009, Dennis Michael Nouri and Reza Eric Nouri (together, the “Nouris”), a former officer and employee of the Company, respectively, filed a complaint (the “Nouri Complaint”) to bring a summary proceeding against the Company in the Court of Chancery of the State of Delaware.  The Nouri Complaint sought to compel the Company to advance legal fees and costs in the amount of $826,798 incurred by the Nouris in their defense of criminal proceedings brought against them by the United States, and in their defense of civil proceedings brought against them by the Securities and Exchange Commission and the Company’s stockholders, together with future verified expenses that will be incurred by the Nouris in defending the actions against them and the expenses incurred by the Nouris in prosecuting the advancement action against the Company.

On July 29, 2009, the Court of Chancery granted summary judgment of the Nouri Complaint in favor of the Nouris.  By order dated August 6, 2009, the Company is obligated to pay to the Nouris $826,798 in advanced expenses for legal services performed by counsel to the Nouris through April 2009.   The total amount of the legal fees the Company will ultimately be required to advance to the Nouris is expected to be in excess of $1.9 million. Though the Nouris have entered into an undertaking that requires them to repay to the Company any amounts advanced by it in the event the Nouris are ultimately determined not to be entitled to indemnification for the expenses incurred, it is uncertain at this time that the Company will be able to recover such amounts advanced without considerable expense to the Company, or whether the Company will be able to recover any of the amounts advanced at all.

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a further description of material legal proceedings..

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

Our management, with the participation of our  interim Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2009 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a description of material legal proceedings.

As previously reported in the Company’s Form 8-K filed on June 4, 2009, Dennis Michael Nouri and Reza Eric Nouri (together, the “Nouris”), a former officer and employee of the Company, respectively, filed a complaint (the “Nouri Complaint”) to bring a summary proceeding against the Company in the Court of Chancery of the State of Delaware.  The Nouri Complaint sought to compel the Company to advance legal fees and costs in the amount of $826,798 incurred by the Nouris in their defense of criminal proceedings brought against them by the United States, and in their defense of civil proceedings brought against them by the Securities and Exchange Commission and the Company’s stockholders, together with future verified expenses that will be incurred by the Nouris in defending the actions against them and the expenses incurred by the Nouris in prosecuting the advancement action against the Company.

On July 29, 2009, the Court of Chancery granted summary judgment of the Nouri Complaint in favor of the Nouris.  By order dated August 6, 2009, the Company is obligated to pay to the Nouris $826,798 in advanced expenses for legal services performed by counsel to the Nouris through April 2009.   The total amount of the legal fees the Company will ultimately be required to advance to the Nouris is expected to be in excess of $1.9 million, which amount has been included in the accounts payable of the Company as of June 30, 2009.  A current note receivable is recorded for the same amount due from the individuals. Though the Nouris have entered into an undertaking that requires them to repay to the Company any amounts advanced by it in the event the Nouris are ultimately determined not to be entitled to indemnification for the expenses incurred, it is uncertain at this time that the Company will be able to recover such amounts advanced without considerable expense to the Company, or whether the Company will be able to recover any of the amounts advanced at all.

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a further description of material legal proceedings.

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

We have had recurring losses from operations and continue to have negative cash flows. If we do not become cash flow positive through additional financing or growth, we may have to cease operations and liquidate our business. Our working capital, including our revolving line of credit with Paragon and convertible note financing should fund our operations for the next 12 to 18 months. As of August 10, 2009, we have approximately $310,000 available on our line of credit and $7.75 million available through our convertible note financing. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, the charges filed against a former officer and a former employee by the SEC and the United States Attorney General, and the pending shareholder class action lawsuit may require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan and may not be able to sustain our business.

In addition, our current primary credit facilities consisting of the Paragon line of credit and the convertible note financing both have maturity dates in 2010. Should we be unable to repay the principal then due from operations or from new or renegotiated capital funding sources, we may not be able to sustain our business. As of August 10, 2009, we have approximately $2.16 million outstanding on our line of credit and $7.55 million aggregate principal amount of convertible notes outstanding.

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

We have invested significantly in infrastructure, operations, and strategic relationships to support our SaaS delivery model, which represents a significant departure from the delivery strategies that we and other software vendors have traditionally employed. To maintain positive margins for our small-business services, our revenues will need to continue to grow more rapidly than the cost of such revenues. We anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaaS business model and the results of our sales efforts to reach agreements with marketing partners with small-business customer bases, but this business model may become ineffective due to forces beyond our control that we do not currently anticipate. Although we currently have various agreements and continue to solicit new agreements, our success depends in part on the ultimate success of our marketing partners and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us and may have difficulty retaining customers within certain markets that we serve. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services.

In addition, our end users currently do not sign long-term contracts. They have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period and, in fact, they have often elected not to do so. Our end users also may renew for a lower-priced edition of our services or for fewer users. These factors make it difficult to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our services, and their capability to continue their operations and sustain their spending levels. If our customers do not renew their subscriptions for our services or we are not able to increase the number of subscribers, our revenue may decline and our business will suffer.

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

Our service involves the storage and transmission of customers’ proprietary information. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, unauthorized access is obtained to our customers’ data or our data, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, third parties may attempt fraudulently to induce employees or customers to disclose sensitive information such as user names, passwords, or other information in order to gain access to our customers’ data or our data, which could result in significant legal and financial exposure and a loss of confidence in the security of our service that would harm our future business prospects. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive  measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. In addition, our new industry-standard platform may allow access by third-party technology providers to access customer data. Because we do not control the transmissions between our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing.

The SEC action against us, the SEC and criminal actions brought against certain former employees, and related stockholder and other lawsuits have damaged our business, and they could damage our business in the future.

The lawsuit filed against us by the SEC, and criminal actions filed against a former officer and a former employee, and the class action lawsuit filed against us and certain current and former officers, directors, and employees have harmed our business in many ways and may cause further harm in the future. Since the initiation of these actions, our ability to raise financing from new investors on favorable terms has suffered due to the lack of liquidity of our stock, the questions raised by these actions, and the resulting drop in the price of our common stock. As a result, we may not raise sufficient financing, if necessary, in the future.

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

In addition, we face uncertainty regarding amounts that we may have to pay as indemnification to certain current and former officers, directors, and employees under our Bylaws and Delaware law with respect to these actions, and we may not recover all of these amounts from our directors’ and officers’ liability insurance policy carrier. Our Bylaws and Delaware law generally require us to advance legal expenses to current and former officers, directors, and employees against claims arising out of such person’s status or activities as our officer, director, or employee, and indemnify an officer, director or employee from such claims unless any such indemnitee  (i) did not act in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests; or (ii) had reasonable cause to believe his conduct was unlawful. Also, there is a stockholder class action lawsuit pending against us and certain of our current and former officers, directors, and employees, as described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Generally, we are required to advance defense expenses prior to any final adjudication of an employee’s, officer’s or director’s  culpability. The expense of indemnifying our current and former directors, officers, and employees for their defenses or related expenses in connection with the current actions may be significant. Our Bylaws require that any director, officer, employee, or agent requesting advancement of expenses enter into an undertaking with us to repay any amounts advanced unless it is ultimately determined that such person is entitled to be indemnified for the expenses incurred. This provides us with an opportunity, depending upon the final outcome of the matters and the Board’s subsequent determination of such person’s right to indemnity, to seek to recover amounts advanced by us. However, we may not be able to recover any amounts advanced if the person to whom the advancement was made lacks the financial resources to repay us. If we are unable to recover the amounts advanced, or can do so only at great expense, our operations may be substantially harmed as a result of loss of capital.

As reported on the Form 8-K filed by the Company on June 4, 2009, our insurance coverage for advancement claims has been exhausted. As noted herein in Item 4, “Commitments and Contingencies – Legal Proceedings”, by order dated August 6, 2009, the Company is obligated to pay to Dennis Michael Nouri and Reza Eric Nouri $826,798 in advanced expenses for legal services performed by counsel to the Nouris through April 2009.   The total amount of the legal fees the Company will ultimately be required to advance to the Nouris is expected to be in excess of $1.9 million. In addition, a number of our current and former employees  were asked to appear as witnesses in the criminal action and may seek advancement of legal expenses from us. Payment of these amounts would adversely impact our financial condition and results of operations, which could result in a significant reduction in the amounts available to fund working capital, capital expenditures, and other general corporate objectives and could ultimately require us to file for bankruptcy.

Finally, our insurance policies provide that, under certain conditions, our insurance carriers may have the right to seek recovery of any amounts they paid to us or the individual insureds. As of August 10, 2009, we do not know and can offer no assurances about whether these conditions will apply or whether the insurance carriers will change their position regarding coverage related to the current actions. Therefore, we can offer no assurances that our insurance carriers will not seek to recover any amounts paid under their policies from us or the individual insureds. If such recovery is sought, then we may have to expend considerable financial resources in defending and potentially settling or otherwise resolving such a claim, which could substantially reduce the amount of capital available to fund our operations and could ultimately require us to file for bankruptcy.

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

 Directors, and principal stockholders beneficially own or control a large percentage of our outstanding common stock. Certain of these principal stockholders hold warrants and convertible notes, which may be exercised or converted into additional shares of our common stock under certain conditions. The convertible noteholders have designated a bond representative to act as their agent. The bond representative is Mr. Doron Roethler, our former Chairman of the Board and Interim Chief executive Officer.  We have agreed that the bond representative shall be granted access to our facilities and personnel during normal business hours, shall have the right to attend all meetings of our Board of Directors and its committees, and shall receive all materials provided to our Board of Directors or any committee of our Board. In addition, so long as the notes are outstanding, we have agreed that we will not take certain material corporate actions without approval of the bond representative.

Directors, and principal stockholders, acting together, would have the voting  power to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring, or preventing a change in control of us; impeding a merger, consolidation, takeover, or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of our common stock.

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

Future sales of substantial amounts of our shares in the public market, or the appearance that a large number of our shares are available for sale, could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our securities. At August 10, 2009, 18,332,542 shares of our common stock were issued and outstanding, and a significant number of shares may be issued upon the exercise of outstanding options, warrants, and convertible notes.

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

Our executive management team is critical to the execution of our business plan and the inability to attract and retain qualified personnel could have a severely negative impact on our business.

Our executive management team has undergone significant changes since 2008, including the resignation of our Chief Executive Officer on December 9, 2008, the resignation of our Chairman of the Board and Interim Chief Executive Officer on May 19, 2009. It may be difficult to attract highly qualified candidates to serve on our executive management team on a permanent basis. If we cannot attract and retain qualified personnel and integrate new members of our executive management team effectively into our business, then our business and financial results may suffer. In addition, all of our executive team works at the same location, which could make us vulnerable to the loss of our entire team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

During the first and second quarter of fiscal 2009, we sold equity securities totaling $219 and $876, respectively, that were not registered under the Securities Act, as described in our Current Reports on Form 8-K filed in connection with such transactions.

The following table lists all repurchases during the first and second quarters of fiscal 2009 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2009	-	$-	-	-
February 1 – February 28, 2009	-	$-	-	-

March 1 – March 31, 2009 (1)	146	$1.50	-	-
April 1 – June 30, 2009	580	1.51	-	-
Total	726	$1.50	-	-

(1)	Represents 146 and 580 shares repurchased in connection with tax withholding obligations under the 2004 Plan.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As reported in a Form 8-K filed by the Company on June 12, 2009, the Annual Meeting of Stockholders of the Company was convened as scheduled on June 16, 2009, and then immediately adjourned and held on July 15, 2009. The annual meeting was held for the purposes of electing directors to serve until the next annual meeting of stockholders or until their successors are appointed and qualified. As reported in the reports on Form 8-K filed by the Company on May 22, 2009 and June 12, 2009, two of the director nominees named in the Company’s April 30, 2009 proxy statement has resigned as directors prior to the Annual Meeting, and were not candidates for re-election.

C. James Meese, Jr., Dror Zoreff and Shlomo Elia were each elected as directors of the Company, with the number of votes for and withheld, respectively, for such persons as follows:

	For	Withheld

C. James Meese, Jr.	13,451,661	290
Dror Zoreff	13,451,461	490
Shlomo Elia	13,451,461	490

Item 6.            Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer/Principal Accounting Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

SMART ONLINE, INC.

	By:	/s/ C. James Meese, Jr.
August 12, 2009		C. James Meese, Jr.
Principal Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer/Principal Accounting Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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