Form 10-Q
period 2009-09-30
SMART ONLINE INC
filed 2009-11-16
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 11, 2009, there were 18,332,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$18,749	$18,602
Accounts Receivable, Net	10,510	184,930
Note Receivable	-	60,000
Prepaid Expenses	274,069	289,372
Total current assets	303,328	552,904
Property and equipment, net	267,716	365,993
Capitalized software, net	468,056	261,221
Note Receivable, non-current	-	372,317
Prepaid expenses, non-current	147,600	258,301
Intangible assets, net	599,309	1,410,245
Other assets	2,087	1,736
TOTAL ASSETS	$1,788,096	$3,222,717
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$752,337	$398,237
Notes payable (See Note 3)	2,504,850	2,341,177
Deferred revenue (See Note 2)	166,142	323,976
Accrued liabilities (See Note 2)	2,107,751	478,917
Total current liabilities	5,531,080	3,542,307
Long-term liabilities:
Long-term portion of notes payable (See Note 3)	8,042,838	5,327,211
Deferred revenue (See Note 2)	37,018	67,353
Total long-term liabilities	8,079,856	5,394,564
Total liabilities	13,610,936	8,936,871
Commitments and contingencies (See Note 4)
Stockholders' equity (deficit):
Preferred stock, 0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008
Common Stock, $.001 par value, 45,000,000 shares authorized,
18,332,542 and 18,333,601 shares Issued and Outstanding at
September 30, 2009 and December 31, 2008 respectively.	18,333	18,334
Additional paid-in capital	67,032,729	66,945,588
Accumulated deficit	(78,873,902)	(72,678,076)
Total Stockholders’ Deficit	(11,822,840)	(5,714,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,788,096	$3,222,717

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUES:
Subscription fees	$908,007	$642,880	$2,049,930	$2,132,787
Professional service fees	63,200	574,970	261,699	2,011,497
License fees	11,250	291,250	33,750	395,000
Hosting fees	33,751	70,856	139,005	166,534
Other revenue	26,300	31,501	100,777	108,432
Total revenues	1,042,508	1,611,457	2,585,161	4,814,250

COST OF REVENUES	430,967	409,414	1,125,901	1,768,609

GROSS PROFIT	611,541	1,202,043	1,459,260	3,045,641

OPERATING EXPENSES:
General and administrative	2,355,353	1,115,398	4,112,993	3,456,054
Sales and marketing	929,617	733,369	2,136,256	2,200,857
Research and development	36,406	887,657	540,232	1,798,190
Loss on Impairment	-	-	438,286
(Gain) loss on disposal of assets, net	(12,307)	-	(22,574	-

Total operating expenses	3,309,069	2,736,424	7,205,135	7,455,101

LOSS FROM OPERATIONS	(2,697,528)	(1,534,381)	(5,745,875)	(4,409,460)

OTHER INCOME (EXPENSE):
Interest expense, net	(169,609)	(150,510)	(455,951)	(519,746)
Gain on legal settlements, net	-	291,407	6,000	386,710
Other Income	-	1,064	-	17,133
Total other expense	(169,609)	141,961	(449,951)	(115,903)

NET LOSS	$(2,867,137)	$(1,392,420)	$(6,195,826)	$(4,525,363)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.16)	$(0.08)	$(0.34)	$(0.25)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and fully diluted	18,332,542	18,378,940	18,332,653	18,282,180

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,195,826)	$(4,525,363)
Adjustments to reconcile let loss to net cash used in operating activities:
Depreciation and amortization	462,761	638,930
Amortization of deferred financing costs	-	301,249
Bad debt expense	2,207,685	266,875
Stock-based compensation expense	88,235	341,722
Loss on impairment of intangible assets	438,228	-
Gain on disposal of assets	(22,574)	(3,729)
Changes in assets and liabilities:
Accounts receivable	213,010	(120,108)
Notes receivable	(3,228,038)	(148,236)
Costs in excess of billings	-	-
Prepaid expenses	126,004	(544,297)
Other assets	(352)	36,660
Deferred revenue	(188,170)	(330,686)
Accounts payable	1,768,181	10,836
Accrued and other expenses	1,627,739	96,189
Net cash used in operating activities	(2,703,117)	(3,979,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(14,565)	(293,656)
Capitalized software	(206,835)	(120,191)
Proceeds from sale of furniture and equipment	45,362	13,564
Net Cash used in Investing Activities	(176,038)	(400,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(5,068,063)	(5,022,392)
Debt borrowings	7,947,365	5,861,924
Issuance of common Stock	-	97,500
Net cash provided by financing activities	2,879,302	937,032
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	147	(3,443,209)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	18,602	3,473,959
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,749	$30,750

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$461,360	$243,168
Taxes	$10	$38,905
Supplemental schedule of non-cash financing activities:
Conversion of debt to equity	$-	$228,546

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

Basis of Presentation - The financial statements as of and for the three and nine months ended September 30, 2009 and 2008 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2008 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009 (the “2008 Annual Report”).

The financial statements have been prepared in accordance with United State Generally Accepted Accounting Principles (“US GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2009, and its results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three and nine months ended September 30, 2009 and 2008, the Company incurred net losses as well as negative cash flows, is involved in a class action lawsuit (See Note 4, “Commitments and Contingencies,” in the 2008 Annual Report), and the repayment  of the legal fees advanced on behalf of former officers and employees who were convicted in Federal Court and had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At November 6, 2009, the Company does have a commitment from its convertible secured subordinated noteholders to purchase up to an additional $6.25 million in convertible notes upon approval and call by the Company’s Board of Directors. There can be no assurance that, if the noteholders do not purchase the $6.25 million in convertible notes, the Company will be able to obtain alternative funding. There can be no assurance that the Company’s efforts to raise capital or increase revenue will be successful. If these efforts are unsuccessful, the Company may have to cease operations and liquidate the business. The Company’s future plans include the introduction of its new One Biz™ platform, the development of additional new products and applications, and further enhancement of its existing small-business applications and tools. The Company’s continuation as a going concern depends upon its capability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and nine months ended September 30, 2009 are consistent with those used for the years ended December 31, 2008 and 2007. Accordingly, please refer to the 2008 Annual Report for the Company’s significant accounting policies.

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued, and the period over which revenue is generated. Actual results could differ materially from those estimates.

Fair Value of Financial Instruments - US GAAP requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. Due to the short period of time to maturity, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable reported in the financial statements approximate the fair value.

Reclassifications - Certain prior year and comparative period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Principles of Consolidation - The accompanying financial statements for the three and nine months ended September 30, 2008 include the accounts of the Company and its former wholly owned subsidiaries, Smart CRM, Inc. (“Smart CRM”) and Smart Commerce, Inc. (“Smart Commerce”). All significant intercompany accounts and transactions have been eliminated. Subsidiary accounts are included only from the date of acquisition forward. On December 31, 2008, each of Smart CRM and Smart Commerce were merged into the Company.

Segments - Segmentation is based on an entity’s internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Interim Chief Executive Officer, who reviews financial information presented on a consolidated basis. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure.

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

Based on these criteria, management determined that at September 30, 2009, an allowance for doubtful accounts of $2,193,776 was required, comprising the full outstanding balance of the direct-selling organization customer’s account and contract receivable and the entire amount of the real estate services customer’s note receivable.  The total allowance for doubtful accounts includes the additional reserve for bad debt of $1,804,207 for the possibility that it will not be able to collect the amount of these legal expenses that the Company will be required to advance on behalf of Michael Nouri and Eric Reza Nouri, both of whom were convicted on criminal charges brought by the US Department of Justice.  The total identified to date equals $1,804,207.  The amount could exceed $2,400,000.

Intangible Assets - Intangible assets consist primarily of assets obtained through the acquisitions of iMart Incorporated (“iMart”) in 2005 and include customer bases, acquired technology non-compete agreements, trademarks, and trade names. The Company also owns several copyrights and trademarks related to products, names, and logos used throughout its non-acquired product lines. All assets are amortized on a straight-line basis over their estimated useful lives with the exception of the iMart trade name, which is deemed by management to have an indefinite life and is not amortized. During the nine month period ending September 30, 2009, we impaired the value of a portion of the customer base intangible asset due to the fact that the Company is no longer doing business with the customer.

Revenue Recognition - The Company derives revenue primarily from subscription fees charged to customers accessing its SaaS applications; the perpetual or term licensing of software platforms or applications; and professional services, consisting of consulting, development, hosting, and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. Because the Company licenses, sells, leases, or otherwise markets computer software, it uses the residual method pursuant to the US GAAP, as amended. This method allows the Company to recognize revenue for a delivered element when such element has vendor specific objective evidence (“VSOE”) of the fair value of the delivered element. If VSOE cannot be determined or maintained for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

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

US GAAP provide the arrangement does not require significant development, modification, or customization, revenue is recognized when all of the following criteria have been met:

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

Under the provisions of US GAAP, consulting, website design fees, and application development services are accounted for separately from the license of associated software platforms when these services have value to the customer and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when milestones are achieved and accepted by the customer for fixed-price or long-term contracts. The majority of the Company’s consulting service contracts are on a time and material basis and are typically billed monthly based upon standard professional service rates.

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

Because our customers generally do not have the contractual right to take possession of the software we license or market at any time, we recognize revenue on hosting and maintenance fees as the services are provided in accordance with US GAAP that includes the right to use software stored on another entity’s hardware.

Deferred Revenue - Deferred revenue consists of billings or payments received in advance of revenue recognition, and it is recognized as the revenue recognition criteria are met. Deferred revenue also includes certain professional service fees and license fees where all the criteria of US GAAP were not met. Deferred revenue that will be recognized over the succeeding 12-month period is recorded as current and the remaining portion is recorded as non-current.

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

Software Development Costs - Current US GAAP requires capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. Historically, the Company had not developed detailed design plans for its SaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant. These factors, combined with the historically low revenue generated by the sale of the applications that do not support the net realizable value of any capitalized costs, resulted in the continued expensing of underlying costs as research and development.

Beginning in May 2008, the Company determined that it was strategically desirable to develop an industry standard platform and enhance the current SaaS applications. A detailed design plan indicated that the product was technologically feasible, and in July 2008, development commenced. All related costs from that point in time are being capitalized in accordance with current US GAAP.  The first release of the revised product took place in July 2009.   At that time additional development costs were no longer capitalized and the costs capitalized to that point are now being amortized.
Advertising Costs - The Company expenses all advertising costs as they are incurred. The amounts charged to sales and marketing expense during the third quarter of 2009 and 2008 were $3,000 and $7,795, respectively. During the first nine months of 2009 and 2008, these amounts were $4,032 and $20,205, respectively.

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

Stock-Based Compensation   -   The Company adopted US GAAP provisions related to share based payments which requires companies to expense the value of employee stock options, restricted stock, and similar awards and applies to all such securities outstanding and vested.

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

The following is a summary of the Company’s stock-based compensation expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Compensation expense included in G&A expense related to stock options	$5,191	$30,995	$40,155	$106,199
Compensation expense included in G&A expense related to restricted stock awards	560	50,583	48,080	235,523

Total expense	$5,751	$81,578	$88,235	$341,722

The fair value of option grants under the Company’s equity compensation plan and other stock option issuances during the three months and nine months ended September 30, 2009 and 2008 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70%	40%	69%	46%
Risk-free interest rate	2.37%	4.39%	2.30%	4.43%
Expected lives (years)	4.0	4.3	4.0	4.4

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

The following is a summary of the stock option activity for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price

BALANCE, December 31, 2008	271,250	$5.89
Granted	40,000	1.10
Forfeited	(173,750)	5.81
Exercised	0	-
BALANCE, September 30, 2009	137,500	$4.32

Recently Issued Accounting Pronouncements -. The current US GAAP concerning the life of intangible assets require, entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets and also mandates certain related disclosure requirements.

All other new and recently issued, but not yet effective, accounting pronouncements have been deemed to be not relevant to the Company and therefore are not expected to have any impact once adopted.

2.    ASSETS & LIABILITIES

Prepaid Expenses
In July 2008, the Company entered into a 36-month sublease agreement with Advantis Real Estate Services Company for approximately 9,837 square feet of office space in Durham, North Carolina, into which the Company relocated its headquarters in September 2008. The agreement included the conveyance of certain furniture to the Company without a stated value and required a lump-sum, upfront payment of $500,000 that was made in September 2008. Management has assessed the fair market value of the furniture to be approximately $50,000, and this amount was capitalized and is subject to depreciation in accordance with the Company’s fixed asset policies. The remainder of the payment was recorded as prepaid expense; with the portion relating to rent for periods beyond the next twelve months classified as non-current, and is being amortized to rent expense over the term of the lease.  The Company’s prepaid sublease with Advantis Real Estate Services Company includes an expiration date of September 2011. On November 3, 2009, the Company received notice from the prime landlord of the office space that the Company’s sub-landlord, Advantis Real Estate Services Company, had defaulted on the prime lease, thereby giving the prime landlord the right to terminate the Company’s sublease, and that the prime landlord was seeking to renegotiate the occupancy terms for the Company’s office space. The Company is currently engaged in discussions with the prime landlord to lease the office space from the prime landlord on a prime lease basis.

Intangible Assets
The following table summarizes information about intangible assets at September 30, 2009:
Asset Category	Value Assigned	Residual Value	Weighted Average Amortization Period (in Years)	Accumulated Amortization	Carrying Value
Customer base	$1,012,421	$-	6.2	$801,464	$210,957
Acquired technology	501,264	-	3.0	501,264	-
Non-compete agreements	801,785	-	4.0	793,433	8,352
Trademarks and copyrights	52,372	-	9.7	52,372	-
Trade name	380,000	N/A	N/A	N/A	380,000
Totals	$2,747,842	$-		$2,148,533	$599,309

Accrued Liabilities

At September 30, 2009, the Company had accrued liabilities totaling $2,107,751. This amount consisted primarily of $117,102 of liability accrued related to the development of the Company’s custom accounting application; $1,804,207 related to legal expenses associated with the Company’s former officers and employees  (see Note 4, “Commitments and Contingencies”); $24,518 for tax-related liabilities associated with the vesting of restricted stock; $10,043 of loss estimated on a long-term customer contract; $25,685 of accrued payroll; $87,688 of convertible note interest payable and other liabilities of $36,617.

At December 31, 2008, accrued liabilities totaled $478,917. This amount consisted primarily of $117,102 of liability related to the above-noted development of the Company’s custom accounting application; $137,500 related to legal reserves (see Note 4, “Commitments and Contingencies”); $30,198 for tax-related liabilities associated with the vesting of restricted stock; $30,903 of loss estimated on a long-term customer contract; $79,300 of cash collected through the Company’s merchant account on behalf of a customer; $54,467 of convertible note interest payable and other liabilities of $29,447.

Deferred Revenue

Deferred revenue comprises the following items:

•	Subscription Fees - short-term and long-term portions of cash received related to one- or two-year subscriptions for domain names and/or email accounts

•	License Fees - licensing revenue where customers did not meet all the criteria of US GAAP. Such deferred revenue will be recognized as cash is delivered or collectability becomes probable.

The components of deferred revenue for the periods indicated were as follows:

	September 30, 2009	December 31, 2008

Subscription fees	$56,010	$89,852
License fees	75,000	108,750
Professional service fees	72,150	192,727
Totals	$203,160	$391,329

Current portion	$166,142	$323,976
Non-current portion	37,018	67,353
Totals	$203,160	$391,329

3.   NOTES PAYABLE

Convertible Notes

As of September 30, 2009, the Company had $7.85 million aggregate principal amount of convertible secured subordinated notes due November 14, 2010 (the “notes”) outstanding, after the $200,000 reduction of such current outstanding debt on account of the sale-leaseback described in item 4, Commitments and Contingencies, below. On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of notes (the “Initial Notes”). In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal amount of notes in future closings upon approval and call by the Company’s Board of Directors. On August 12, 2008, the Company exercised its option to sell $1.5 million aggregate principal amount of notes with substantially the same terms and conditions as the Initial Notes (the “Additional Notes”). In connection with the sale of the Additional Notes, the noteholders holding a majority of the aggregate principal amount of the notes then outstanding agreed to increase the aggregate principal amount of notes that they are committed to purchase from $8.5 million to $15.3 million.

On November 21, 2008, the Company sold $500,000 aggregate principal amount of notes (the “New Notes”) to two new investors with substantially the same terms and conditions as the previously outstanding notes.

On each of January 6, 2009, February 24, 2009, April 3, 2009, and June 2, 2009 the Company sold a note in the principal amount of $500,000  (total $2,000,000) to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.

On each of July 16, 2009, August 26, 2009, September 8, 2009, October 5, 2009 and October 9, 2009 the Company sold a note in the principal amount of $250,000 (total $1,250,000) to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.  On November 6, 2009 the Company sold a note in the principal amount of $500,000 to a current noteholder with substantially the same terms and conditions.

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

The notes and the common stock into which they may be converted have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors. The investors in the Initial Notes include (i) The Blueline Fund, which originally recommended Philippe Pouponnot, a former director of the Company, for appointment to the Company’s Board of Directors; (ii) Atlas Capital SA (“Atlas”), an affiliate of the Company that originally recommended Shlomo Elia, one of the Company’s current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd. (“Crystal”), which is owned by Doron Roethler, who subsequently served as Chairman of the Company’s Board of Directors from December 2007 until December 9, 2008 and Chairman and Interim President and Chief Executive Officer from December 9, 2008 until  May 19, 2009,  and serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of the Company’s directors and executive officers. The investors in the Additional Notes are Atlas and Crystal. The investors in the New Notes are not affiliated with the Company. . Atlas purchased $6,800,000 and Union Bancaire Privee purchased $500,000 of the $9,050,000 aggregate principal amount of notes issued through November 11, 2009.

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

Line of Credit

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

On February 19, 2009, the Company renewed its revolving credit arrangement with Paragon. Any advances made on the line of credit must be paid off no later than February 19, 2010. Interest shall accrue on the unpaid principal balance at the Wall Street Journal's published Prime Rate, but at no time shall the interest rate be less than 5.5%. As of November 10, 2009, the Company had an outstanding balance of $2.05 million under the line of credit.  As of September 30, 2009, the Company had notes payable totaling $10,547,688. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	TOTAL	Maturity	Rate
Paragon Commercial Bank credit line	$2,401,124	$-	$2,401,124	Feb ‘10	5.5%
Various capital leases	40,205	192,838	233,043	Various	8-19%
Insurance premium note	63,521	-	63,521	Jul ‘10	5.4%
Convertible notes	-	7,850,000	7,850,000	Nov ‘10	8.0%

TOTAL	$2,504,850	$8,042,838	$10,547,688

4.           COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases computer and office equipment under capital lease agreements that expire through August 2019. Total amounts financed under these capital leases were $233,043and $53,517 at September 30, 2009 and December 31, 2008, respectively, net of accumulated amortization of $39,121 and $18,647, respectively. The current and non-current portions of the capital leases have been recorded in current and long-term portions of notes payable on the balance sheets as of September 30, 2009 and December 31, 2008. See also Note 3, “Notes Payable.”

In 2008, the Company entered into a non-cancelable sublease with a remaining term of 36 months to relocate its headquarters to another facility near Research Triangle Park, North Carolina. As described in Note 2, “Assets and Liabilities,” the Company prepaid the lease and purchased existing furniture and fixtures for a lump-sum payment of $500,000, of which $450,080 was allocated to rent and is being amortized monthly over the remaining term of the lease. The Company also had a lease through October 2009 for an apartment near its headquarters that was utilized by its out of town executives and members of its Board of Directors. The lease was terminated as of August 4, 2009.

On September 4, 2009, the Company entered into a sale-leaseback agreement with the current bondholders.  The bondholders paid a market rate cost of $200,000 through the reduction of current outstanding debt in exchange for all of the Company’s office furniture, equipment and computers.  The bondholders then leased all furniture, equipment and computers back to the company over a ten (10) year period.  The monthly lease payment under the agreement is $2,427.

Rent expense for the nine months ended September 30, 2009 and 2008 was $129,572 and $243,218 respectively.

Development Agreement

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application. In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company’s common stock based upon the developer attaining certain milestones. This agreement was modified on March 26, 2008 to adjust the total number of shares issuable under the agreement to 29,014. As of September 30, 2009, the Company had paid $470,834 and issued 3,473 shares of common stock related to this obligation.

Legal Proceedings

On May 29, 2009, Dennis Michael Nouri and Reza Eric Nouri (together, the “Nouris”), a former officer and employee of the Company, respectively, filed a complaint (the “Nouri Complaint”) to bring a summary proceeding against the Company in the Court of Chancery of the State of Delaware.  The Nouri Complaint sought to compel the Company to advance legal fees and costs in the amount of $826,798 incurred by the Nouris in their defense of criminal proceedings brought against them by the United States, and in their defense of civil proceedings brought against them by the Securities and Exchange Commission and the Company’s stockholders, together with future verified expenses that will be incurred by the Nouris in defending the actions against them and the expenses incurred by the Nouris in prosecuting the advancement action against the Company.

On July 2, 2009, the Nouris were convicted of nine counts of criminal activity in a federal criminal action brought against them in the United States District Court for the Southern District of New York, and are presently awaiting sentence.

On July 29, 2009, the Court of Chancery granted summary judgment of the Nouri Complaint in favor of the Nouris.  By order dated August 6, 2009, the Company is obligated to pay to the Nouris $826,798 in advanced expenses for legal services performed by counsel to the Nouris through April 2009.   The total amount of the legal fees the Company will ultimately be required to advance to the Nouris is expected to be in excess of $2.4 million. Though the Nouris have entered into an undertaking that requires them to repay to the Company any amounts advanced by it in the event the Nouris are ultimately determined not to be entitled to indemnification for the expenses incurred, it is uncertain at this time that the Company will be able to recover such amounts advanced without considerable expense to the Company, or whether the Company will be able to recover any of the amounts advanced at all.

On September 24, 2009, the Nouris filed a Motion for Rule to Show Cause and the Appointment of a Receiver in the Court of Chancery of the State of Delaware against the Company (the “Motion”).  The Motion, among other things, seeks the appointment of a receiver for the Company under Section 322 of the Delaware General Corporation Law on account of the Company’s failure to pay the monetary judgment in the amount of $826,798 entered against it by order of the Court of Chancery on August 6, 2009 for the advancement of legal expenses incurred by the Nouris in their defense of the foregoing criminal proceedings.  The Company intends to vigorously contest the Motion.

Please refer to Part I, Item 3 of our annual report on Form 10-K for the fiscal year ending December 31, 2008 for a further description of material legal proceedings.

5.   STOCKHOLDERS’ EQUITY

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, subject to the approval of the Noteholders, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at September 30, 2009.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of September 30, 2009, it had 18,332,543 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

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

As of September 30, 2009, warrants to purchase up to 1,655,915 shares were outstanding.

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

Restricted Stock – During the first, second and third quarters of 2009, no shares of restricted stock were issued. A total of 1,059 shares of restricted stock were canceled during the first three quarters of 2009 due to terminations and payment of employee tax obligations resulting from share vesting. At September 30, 2009, there was no unvested expense yet to be recorded related to all restricted stock outstanding.

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

The following is a summary of the stock option activity for the six months ended September 30, 2009:

	Shares	Weighted Average Exercise Price
BALANCE, December 31, 2008	271,250	$5.89
Granted	40,000	1.10
Exercised	-	-
Canceled	(173,750)	5.81
BALANCE, September 30, 2009	137,500	$4.32

The following table summarizes information about stock options outstanding at September 30, 2009:

				Currently Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
From $2.50 to $3.50	85,000	6.3	$3.15	85,000	$3.14
$5.00	25,000	6.0	$5.00	25,000	$5.00
From $8.61 to $9.00	27,500	6.5	$8.73	27,500	$8.73
Totals	137,500	3.6	$6.10	137,500	$6.10

At September 30, 2009, there remains $19,469 of unvested expense yet to be recorded related to all options outstanding.

Dividends

The Company has not paid any cash dividends through September 30, 2009.

6.   MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company derives a significant portion of its revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues for their respective time periods:

		Three Months Ended September 30, 2009
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$850,788	82%
Customer B	Professional service fees	411	-%
Customer C	Subscription fees	74,465	7%
Customer D	Professional service fees	75,150	7
Others	Various	41,694	4%
Total		$1,042,508	100%

		Three Months Ended September 30, 2008
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$385,198	24%
Customer B	Professional service fees	465,750	29%
Customer C	Subscription fees	213,384	13%
Customer D	Professional service fees	-	-%
Others	Various	547,125	34%
Total		$1,611,457	100%

		Nine Months Ended September 30, 2009
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$1,698,885	66%
Customer B	Professional service fees	222,725	9%
Customer C	Subscription fees	291,819	11%
Customer D	Professional service fees	114,328	4%
Others	Various	257,404	10%
Total		$2,585,161	100%

		Nine Months Ended September 30, 2008
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$1,098,966	23%
Customer B	Professional service fees	1,250,747	26%
Customer C	Subscription fees	882,387	18%
Customer D	Professional service fees	-	-%
Others	Various	1,582,150	33%
Total		$4,814,250	100%

As of September 30, 2009, two customers accounted for 62% and 38% of accounts receivable, respectively.   As of December 31, 2008, one customer accounted for 93% of accounts receivable.

7.   SUBSEQUENT EVENTS

Convertible Note Financing.

On each of October 5, 2009 and October 9, 2009 the Company sold a note in the principal amount of $250,000 (total $500,000) to current noteholders with substantially the same terms and conditions as the previously outstanding notes.  On November 6, 2009 the Company sold a note in the principal amount of $500,000 to a current noteholder with substantially the same terms and conditions.The Company will be obligated to pay interest on the New Notes at an annualized rate of 8% payable in quarterly installments commencing three months after the closing date. The Company plans to use the proceeds to meet ongoing working capital and capital spending requirements.

The Company’s corporate headquarters and research and development facility is located in Durham, North Carolina near Research Triangle Park and consists of approximately 9,837 square feet of office space held under a prepaid sublease with an expiration date of September 2011. On November 3, 2009, the Company received notice from the prime landlord of the office space that the Company’s sub-landlord had defaulted on the prime lease, thereby giving the prime landlord the right to terminate the Company’s sublease, and that the prime landlord was seeking to renegotiate the occupancy terms for the Company’s office space. The Company is currently engaged in discussions with the prime landlord to lease the office space from the prime landlord on a prime lease basis.

We have evaluated subsequent events through November 12, 2009.

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

Overview

Overview

Through our OneBiz™ platform, we develop and markets software products and services targeted to small businesses that are delivered via a Software-as-a-Service, or SaaS, model. We also provide website consulting and custom software development services, primarily in the e-commerce retail and direct-selling organization industries. We reach small businesses primarily through arrangements with channel partners that private label our software applications and market them to their customer bases through their corporate websites. We believe that these relationships provide a cost and time effective process for us to market to a diverse and fragmented yet very sizeable small-business sector.  In addition to our channel partner strategy, we also offer our SaaS products directly to end-user small businesses through our OneBiz™ branded website.

In the second half of 2007, we commenced an overall evaluation of our software development model as well as the potential applicability of currently available development technologies. The outcome of this analysis was to develop a core industry-standard platform for small business with an architecture designed to integrate with a virtually unlimited number of other applications, services, and existing infrastructures. These applications would include not only our own small-business applications, which are currently being optimized, but also other applications expected to arise from collaborative partnerships with third-party developers and service providers. In addition, potential emerging-market opportunities in the small-business segment designed to leverage social networking and community building were identified.  Our management team believes that, but cannot assure, this platform and associated applications will provide opportunities for new sources of revenue, including an increase in subscription fees. As we near completion of the development of its industry-standard platform, as evidenced by the release of OneBiz™ 1.1, in July 2009, the Company has begun increasing its emphasis on the sales and marketing of the new platform.

In light of our operating strategy involving the industry-standard platform, the consolidation of all operations into our North Carolina headquarters, and other factors including certain income tax advantages, it was concluded in the latter part of 2008 that it was no longer necessary to operate with the Smart Commerce, Inc. and Smart CRM, Inc. subsidiaries. As a result, an upstream merger was completed as of December 31, 2008 that merged those subsidiaries with the parent corporation

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

The Company’s current primary focus is to target those established companies that have both a substantial base of small business customers as well as a recognizable and trusted brand name in specific market segments. Our goal is to enter into partnerships with these established companies whereby they private-label our products and offer them to their small business customers. We believe the combination of the magnitude of their customer bases and their trusted brand names and recognition will help drive our subscription volume.

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

Operating Expenses

During the fourth quarter of 2009, executive management intends to continue the restructuring of the operations team that began early in the third quarter of 2009,, including additions to the software development and sales and marketing functions. The restructuring that is taking place was precipitated by the departure of several executive management personnel in May 2009; as noted in our public filings.

Additionally, management is undertaking the issuance of a series of releases of our OneBiz platform in the fourth quarter of 2009 and the first quarter of 2010. These releases will be designed to include additional functionality and integration, as well as to include the addition of new applications we believe will be attractive to small businesses. The restructuring in sales and marketing is designed to accelerate the penetration of the small company market by continuing to enhance our channel partner marketing strategy.

We continue to strengthen our iMart product offering which includes the custom design and implementation of our direct selling and network marketing customers’ complex e-commerce web sites. In addition to the typical “product purchase” tools that are featured in most e-commerce web sites, our capability includes such features as back office inventory management, back office multiple commission calculations, back office affiliate rebate calculations, bar code scanning for event management, individualized independent distributer marketing tools including a personalized web site and unique domain ID, and back office team management functions for “network trees”. We plan to place increased sale and marketing emphasis on the iMart product offering.

 General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, legal, human resources, and information technology personnel; professional fees; depreciation and amortization expenses; insurance; and other corporate expenses, including facilities costs. We anticipate general and administrative expenses will increase as we incur additional professional fees and insurance costs related to the growth of our business and our operations as a public company. We expect to continue to incur material costs in 2009 related to the civil and criminal complaints filed in September 2007, described in detail in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1, “Legal Proceedings,” in this report and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009.

Sales and Marketing. Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small business customer bases. In June 2008, we engaged a public relations firm and, as a result, our public relations expenses increased in the third quarter and will continue to do so during the fourth quarter of 2009. As we implement our sales and marketing strategy to take our enhanced products to market, we also expect associated costs to increase in the balance of 2009 due to targeting new partnerships, development of channel partner enablement programs, additional sales and marketing personnel, and the various percentages of revenues we may be required to pay to future partners as marketing fees.

Research and Development. Current US GAAP requires capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. Historically, we had not developed detailed design plans for our SaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant. These factors, combined with the historically low revenue generated by the sale of the applications that do not support the net realizable value of any capitalized costs, resulted in the continued expensing of underlying costs as research and development.

Beginning in May 2008, we determined that it was strategically desirable to develop an industry standard platform and enhance our current SaaS applications. A detailed design plan indicated that the product was technologically feasible. In July 2008, development commenced, and all related costs from this point in time are being capitalized in accordance with current US GAAP. Because of our scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to incur relatively low development costs as compared to traditional enterprise software business models. As we complete the core development of our new applications during the balance of 2009, we expect that future research and development expenses will decrease in both absolute and relative dollars.

Stock-Based Expenses. Our operating expenses include stock-based expenses related to options, restricted stock awards, and warrants issued to employees and non-employees. In the past, these charges have been significant and are reflected in our historical financial results. Effective January 1, 2006, we adopted US GAAP provisions relating to the treatment of share-based payment, which resulted and will continue to result in material costs on a prospective basis as long as a significant number of options are outstanding. In June 2007, we limited the issuance of awards under our 2004 Equity Compensation Plan, or the 2004 Plan, to awards of restricted or unrestricted stock. In June 2008, we made options available for grant under the 2004 Plan once again, primarily due to the adverse   tax consequences to recipients of restricted stock upon the lapsing of restrictions.

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

We derive revenue primarily from subscription fees charged to customers accessing our SaaS applications; the perpetual or term licensing of software platforms or applications; and professional services, consisting of consulting, development, hosting, and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. Because we license, sell, lease, or otherwise market computer software, we use the residual method pursuant to current US GAAP pronouncements. This method allows us to recognize revenue for a delivered element when such element has vendor specific objective evidence, or VSOE, of the fair value of the delivered element. If we cannot determine or maintain VSOE for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

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

Provisions of US GAAP provide that if the arrangement does not require significant development, modification, or customization, we recognize revenue when all of the following criteria have been met:

1.	persuasive evidence of an arrangement exists

2.	delivery has occurred

3.	the fee is fixed or determinable

4.	collectability is probable

If at the inception of an arrangement the fee is not fixed or determinable, we defer revenue until the arrangement fee becomes due and payable. If we deem collectability not probable, we defer revenue until we receive payment or collection becomes probable, whichever is earlier. The determination of whether fees are collectible requires the judgment of our management, and the amount and timing of revenue recognition may change if different assessments are made.

Under other provisions of current US GAAP related to revenue arrangements with multiple deliverables, we account for consulting, website design fees, and application development services separately from the license of associated software platforms when these services have value to the customer and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when milestones are achieved and accepted by the customer for fixed-price or long-term contracts. The majority of our consulting service contracts are on a time and material basis and are typically billed monthly based upon standard professional service rates.

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

Because our customers generally do not have the contractual right to take possession of the software we license or market at any time, we recognize revenue on hosting and maintenance fees as the services are provided in accordance with current US GAAP provisions relating to arrangements that include the right to use software stored on another entity’s hardware .

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

Impairment of Long-Lived Assets – We record our long-lived assets, such as property and equipment, at cost. We review the carrying value of our long-lived assets for possible impairment at the earlier of annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable as provided for in the current US GAAP relating to the accounting for the impairment or disposal of long-lived assets . We measure the recoverability of assets to be held and used by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If we consider such assets to be impaired, we measure the impairment as the amount by which the carrying amount exceeds the fair value, and we recognize it as an operating expense in the period in which the determination is made.

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

Income Taxes – We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve. In the event we determine that we will not be able to realize all or part of our net deferred tax assets, we would make an adjustment in the period we make such determination. We recorded no income tax expense in the first, second or third quarter of 2009, or in 2008 and 2007, as we have experienced significant operating losses to date. If utilized, we may apply the benefit of our total net operating loss carryforwards to reduce future tax expense. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets. These carryforwards would also be subject to limitations, as prescribed by applicable tax laws.

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

Overview of Results of Operations for the Three Months Ended September 30, 2009 and September 30, 2008

Total revenues were $1,042,508 for the three months ended September 30, 2009 compared to $1,611,457 for the same period in 2008, representing a decrease of $568,949, or 35%. Gross profit decreased $590,502, or 49%, to $611,541 from $1,202,043. Operating expenses increased $572,645 or 21%, to 3,309,069 from $2,736,424. Net loss increased $1,474,717, or 106%, to $2,867,137 from $1,392,420.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	September 30, 2009	% of Revenue	September 30, 2008	% of Revenue

REVENUES
Subscription Fees	$908,007	87.1%	$642,880	39.9%
Professional service fees	63,200	6.1%	574,970	35.7%
License fees	11,250	1.1%	291,250	18.1%
Hosting Fees	33,751	3.2%	70,856	4.4%
Other revenue	26,300	2.5%	31,501	2.0%

Total Revenues	1,042,508	100.0%	1,611,457	100.0%

COST OF REVENUES	430,967	41.3%	409,414	25.4%

GROSS PROFIT	611,541	58.7%	1,202,043	74.6%

OPERATING EXPENSES
General and administrative	2,355,353	225.9%	1,115,398	69.2%
Sales and marketing	929,617	89.2%	733,369	45.5%
Research and development	36,406	3.5%	887,657	55.1%
(Gain)/ Loss disposal of assets	(12,307)	-1.2%	-	0.0%

Total operating expenses	3,309,069	317.4%	2,736,424	169.8%

Total other income (expense)
Interest Expense (net)	(169,609)	-16.3%	(150,510)	-9.3%
Gain on legal settlements (net)	-	0.0%	291,407	18.1%
Other income	-	0.0%	1,064	0.1%
Total Other Income (Expense)	(169,609)	-16.3%	141,961	8.8%

NET LOSS	$(2,867,137)	-275.0%	$(1,392,420)	-86.4%

Comparison of the Results of Operations for the Three Months Ended September 30, 2009 and September 30, 2008

Revenues. Total revenues for the three months ended September 30, 2009 were $1,042,508 compared to $1,611,457 for the same period in 2008, representing a decrease of $568,949, or 35%. This overall decrease in revenues was primarily attributable to decreases in professional service fees and license fees, offset in part by an increase in subscription fees.

Subscription Fees - Subscription fees for the three months ended September 30, 2009 were $908,007 compared to $642,880 for the same period in 2008, representing an increase of $265,127, or 41%. This increase is primarily due to an increase in active subscribers to whom we provide e-commerce, domain name, email services, and related event ticket sale services for use as members of one of our primary customers, a direct-selling organization.

Professional Service Fees - Professional service fees for the three months ended September 30, 2009 were $63,200 compared to $574,970 for the same period in 2008, representing a decrease of $511,770, or 89%. This decrease is primarily due to the loss a major customer to whom we provided professional services.

License Fees - License fees for the three months ended September 30, 2009 were $11,250 compared to $291,250 for the same period in 2008, representing a decrease of $280,000, or 96%. This decrease is primarily due to the fact that there were no new licenses provided during the third quarter of 2009.

Other Revenue - Other revenue for the three months ended September 30, 2009 totaled $26,300 compared to $31,501 for the same period in 2008. This revenue is generated from non-core activities. We expect these revenue streams to continue to be insignificant in the future as we continue our strategy of focusing on the growth of our subscription and license revenues.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2009 was $430,967 compared to $409,414 for the same period in 2008, representing an increase of $21,553, or 5%. This increase is primarily due to more domain name registrations, credit card processing fees, and business card printing for members of our direct-selling organization customers.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 were $3,309,069 compared to $2,736,424 for the same period in 2008, representing an increase of 572,645, or 21%. This increase was primarily attributable to the write-off of approximately $1.8 million related to the reserve for uncollectable amounts due from the advancement of legal fees for the defense in criminal proceedings against Dennis Michael Nouri and Reza Eric Nouri, a former officer and employee of the Company.  The expense is offset by a significant reduction in the amount of research and development expense as well as the reduction of administrative salaries and other operating expenses.

General and Administrative - General and administrative expenses for the three months ended September 30, 2009 were $2,355,353 compared to $1,115,398 for the same period in 2008, representing an increase of $1,239,955, or 111%. The increase was primarily attributable to the establishment of a $1,804,763 bad-debt reserve for the estimated uncollectable amounts due from the advancement of legal fees for the defense in criminal proceedings against Dennis Michael Nouri and Reza Eric Nouri, a former officer and employee of the Company. The amount of bad debt expense for the prior period was $221,875.  The increase is offset by a decrease in administrative salaries of $116,000, a decrease in the amount of amortization expense of $75,000, and reduction of other administrative expenses.

Sales and Marketing - Sales and marketing expenses for the three months ended September 30, 2009 were $929,617 compared to $733,369 for the same period in 2008, representing an increase of $196,248, or 27%. This increase is primarily attributable to the increase in revenue sharing expense of $405,300 with one of our primary customers, a direct-selling organization.  The total increase is offset by a reduction in wages of $110,000 and other expenses of $99,000.

Research and Development - Research and development expenses for the three months ended September 30, 2009 were $36,406 compared to $887,657 for the same period in 2008, representing a decrease of $851,251, or 96%. This decrease is primarily due to the fact that a new version of the OneBiz product was released in July of 2009 and the ongoing development expenses are now classified as part of the cost of operations.

Other Income (Expense)

We incurred net interest expense of $169,609 for the three months ended September 30, 2009 compared to net interest expense of $150,510 for the same period in 2008, representing an increase of $19,099, or 13%. During the three months ended September 30, 2009, we carried a higher balance on our line of credit with Paragon Commercial Bank and borrowed additional funds from the bond noteholders.

Overview of Results of Operations for the Nine Months Ended September 30, 2009 and September 30, 2008

Total revenues were $2,585,161 for the nine months ended September 30, 2009 compared to $4,814,250 for the same period in 2008, representing a decrease of $2,229,089, or 46%. Gross profit decreased $1,586,381, or 52%, to $1,459,260 from $3,045,641. Operating expenses decreased $249,966, or 3%, to $7,205,135 from $7,455,101. Net loss increased $1,670,463, or 37%, to $6,195,826from $4,525,363.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenues for the periods indicated:

	Nine Months Ended
	September 30, 2009	% of Revenue	September 30, 2008	% of Revenue

REVENUES
Subscription Fees	$2,049,930	79.3%	$2,132,787	44.3%
Professional service fees	261,699	10.1%	2,011,497	41.8%
License fees	33,750	1.3%	395,000	8.2%
Hosting Fees	139,005	5.4%	166,534	3.5%
Other revenue	100,777	3.9%	108,432	2.3%

Total Revenues	2,585,161	100.0%	4,814,250	100.0%

COST OF REVENUES	1,125,901	43.6%	1,768,609	36.7%

GROSS PROFIT	1,459,260	56.4%	3,045,641	63.3%

OPERATING EXPENSES
General and administrative	4,112,993	159.1%	3,456,054	71.8%
Sales and marketing	2,136,256	82.6%	2,200,857	45.7%
Research and development	540,232	20.9%	1,798,190	37.4%
(Gain)/ Loss disposal of assets	415,654	16.1%	-	0.0%

Total operating expenses	7,205,135	278.7%	7,455,101	154.9%

Total other income (expense)
Interest Expense (net)	(455,951)	-17.6%	(519,746)	-10.8%
Gain on legal settlements (net)	6,000	0.2%	386,710	8.0%
Other income			17,133	0.4%
Total Other Income (Expense)	(449,951)	-17.4%	(115,903)	-2.4%

NET LOSS	$(6,195,826)	-239.7%	$(4,525,363)	-94.0%

Comparison of the Results of Operations for the Nine Months Ended September 30, 2009 and September 30, 2008

Revenues. Total revenues for the nine months ended September 30, 2009 were $2,585,161 compared to $4,814,250 for the same period in 2008, representing a decrease of $2,229,089, or 46%. This overall decrease in revenues was primarily attributable to an increase in professional service fees.

Subscription Fees – Subscription fees for the nine months ended September 30, 2009 were $2,049,930 compared to $2,132,787 for the same period in 2008, representing a decrease of $82,857, or 4%. This decrease was due to a reduction in membership revenue from a multi-level marketing organization that terminated its relationship with our Company in June 2009.

Professional Service Fees - Professional service fees for the nine months ended September 30, 2009 were $261,699 compared to $2,011,497 for the same period in 2008, representing a decrease of $1,749,798, or 87%. This decrease was due to the loss of a major customer as reported in the report for the quarter ending June 30, 2009.

License Fees - License fees for the nine months ended September 30, 2009 were $33,750 compared to $395,000 for the same period in 2008, representing a decrease of $361,250, or 91%. The license revenue for the first nine months of 2008 was primarily related to a single license agreement signed during 2007 under which $100,000 of the fee was collected during the first quarter of 2008, but for which the revenue was deferred at December 31, 2007 in accordance with the provisions of current US GAAP; the ratable recognition of $30,000 of a term license that commenced in June 2008; and the recognition of $280,000 in September 2008 relating to a perpetual license. The license revenue for the first nine months of 2009 relates to a single perpetual license agreement.

Hosting Fees – Hosting fees for the nine months ended September 30, 2009 were $139,005 as compared to $ 166,534 for the same period in 2008, representing a decrease of $27,529 or 17%.  The decrease relates to the reduction in hosting services required by the customer that no longer uses our Company’s services as described in Professional Service fees above.

Other Revenue - Other revenue for the nine months ended September 30, 2009 totaled $100,777 compared to $108,432 for the same period in 2008. This revenue is generated from non-core activities. We expect these revenue streams to continue to be insignificant in the future as we continue our strategy of focusing on the growth of our subscription and license revenues.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2009 was $1,125,901 compared to $1,768,609 for the same period in 2008, representing a decrease of $642,708, or 36%. This decrease was primarily the result of the decrease of development personnel previously involved with the development and servicing of the major customer that left the Company during 2009

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 were $7,205,135 compared to $7,455,101 for the same period in 2008, representing a decrease of $249,966, or 3%. This decrease was primarily attributable to a decrease in research and development expenses because the OneBiz product was released in July 2009.

General and Administrative - General and administrative expenses for the nine months ended September 30, 2009 were $4,112,993 compared to $3,456,054 for the same period in 2008, representing an increase of $656,939, or 19%. The increase was primarily attributable to the establishment of $1,804,763 bad-debt reserve for the estimated uncollectable amounts due from the advancement of legal fees for the defense in criminal proceedings against Dennis Michael Nouri and Reza Eric Nouri, a former officer and employee of the Company.  The increase is offset by a decrease in administrative salaries of $852,000, a decrease in the amount of amortization expense of $181,000, a decrease in rent of $114,000 and reduction of other administrative expenses.

Sales and Marketing - Sales and marketing expenses for the nine months ended September 30, 2009 were $2,136,256 compared to $2,200,857 for the same period in 2008, representing a decrease of $64,601, or 3%. The decrease is primarily attributable to $244,000 decrease in payroll and benefit expense, decrease of $51,000 in travel related expense, decrease of $49,000  in recruiting, advertising and lead generation costs, decrease in computer and office expenses of $52,000,  offset by an increase in revenue sharing costs with customers of  $331,400.

Research and Development - Research and development expenses for the nine months ended September 30, 2009 were $540,232 compared to $1,798,190 for the same period in 2008, representing a decrease of $1,257,958, or 70%. This decrease is primarily due to the reduction of ongoing development expense associated with the OneBiz product that was released in July 2009.  The continuing maintenance and upgrade expense is now treated as part of the Cost of Revenues.

Impairment of  Assets and Gain (loss) in Disposal of Assets – During the nine month period ending September 30, 2009 the Company recognized a loss from the reduction of the value of an intangible asset in the amount of $438,228, the amount is offset by the gain from the sale  of fixed assets during 2009.  The net result of the transactions is $415,654.

Other Income (Expense)

We incurred net interest expense of $455,951 for the nine months ended September 30, 2009 compared to net interest expense of $519,746 for the same period in 2008, representing a decrease of $63,795, or 12%. Interest expense totaled $494,582 and $562,430 and interest income totaled $38,631 and $42,684 during the first nine months of 2008 and 2007, respectively. Interest expense decreased as a result of the use of cash flow during the nine month period to reduce the outstanding balance on the line of credit whenever possible.

During the first nine months of 2009, we recognized $6,000 in other income from a gain due to legal settlements, as compared to net gain of  $386,710 for the gain on legal settlements with our insurance carrier as described in Note 4, “Commitments and Contingencies,” to the consolidated financial statements in this report.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the third quarter of 2009 primarily due to continued substantial uncertainty based on objective evidence regarding our ability to realize our deferred tax assets, thereby warranting a full valuation allowance in our financial statements. We have approximately $52,000,000 in net operating loss carryforwards, which may be utilized to offset future taxable income.

Liquidity and Capital Resources

At September 30, 2009, our principal sources of liquidity were cash and cash equivalents totaling $18,749 and current accounts receivable of $10,510. As of November 6, 2009, our principal sources of liquidity were cash and cash equivalents totaling approximately $69,000 and accounts receivable of approximately $19,262.  As of September 30, 2009, we had drawn approximately $2.4 million on our $2.47 million line of credit with Paragon, leaving approximately $70,000 available under the line of credit for our operations. As of November 10, 2009, we had drawn approximately $2.05 million on the Paragon line of credit, leaving approximately $420,000 available under the line of credit for our operations, and we expect to continue to draw down on this line of credit as needed for working capital purposes. During the third quarter of 2008, management established automated sweeps among its accounts at Paragon whereby all available cash at the end of each day is used to pay down the line of credit with Paragon, the purpose of which is to reduce our interest expense. This line of credit expires in February 2010 but is renewable if the underlying irrevocable standby letter of credit remains in force. This letter of credit is currently scheduled to expire in February 2010. As of November 12 2009, we also have the ability to call up to approximately $6.25 million of additional funding from our convertible noteholders.  On each of October 5, 2009 and October 9, 2009 the Company sold a note in the principal amount of $250,000 (total $500,000) to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.  On November 6, 2009 the Company sold a note in the principal amount of $500,000 to a current noteholder with substantially the same terms and conditions.

During the quarter ended September 30, 2009, our working capital deficit increased by approximately $1,979,000 to approximately $5,227,000 compared to a working capital deficit of $2,989,000 at December 31, 2008. As described more fully below, the working capital deficit at September 30, 2009 is primarily attributable to negative cash flows from operations, including a $213,010 decrease in accounts receivable, a $3,228,038 increase in notes receivable, and a $126,004 decrease in prepaid expenses during the first nine months of 2009.

Cash Flow from Operations. Cash used in operations for the nine months ended September 30, 2009 totaled $2,703,117, down from $3,979,958 for the same period in 2008. This decrease is primarily due to the increase in accounts payable and accrued expenses offset by the net increase in notes receivable and the related bad debt expense.

Cash Flow from Investing Activities. Cash used in investing activities for the nine months ended September 30, 2009 totaled $176,038, down from $400,238 for the same period in 2008. This decrease is primarily due to the fact that the Company acquired less computer equipment and capitalized less software development in the first nine months of 2009 compared to the same period in 2008.

Cash Flow from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2009 totaled $2,879,302, up from $937,032 for the same period in 2008. This increase is primarily due to cash raised in 2009 from debt borrowings to help fund operations.

Debt Financing. On February 20, 2008, the Company entered into a revolving credit arrangement with Paragon that is subject to annual renewal subject to mutual approval. The line of credit advanced by Paragon is $2.47 million and can be used for general working capital. Any advances made on the line of credit must be paid off no later than February 19, 2010, subject to extension due to renewal, with monthly payments being applied first to accrued interest and then to principal. The interest shall accrue on the unpaid principal balance at the Wall Street Journal’s published prime rate, but at no time shall the interest rate be less than 5.5%. As of September 30, 2009, the line of credit was secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party, expiring February 18, 2010. The Company also has agreed with Atlas that in the event of our default in the repayment of the line of credit that results in the letter of credit being drawn, the Company will reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At the Company’s discretion, these payments may be made in cash or by issuing shares of our common stock at a set per-share price of $2.50.
This line of credit replaces our line of credit with Wachovia. As an incentive for the letter of credit from Atlas to secure the Wachovia line of credit, the Company entered into a stock purchase warrant and agreement with Atlas. Under the terms of the agreement, Atlas received a warrant to purchase up to 444,444 shares of our common stock at $2.70 per share within 30 business days of the termination of the Wachovia line of credit or if the Company is in default under the terms of the line of credit with Wachovia. In consideration for Atlas providing the Paragon letter of credit, the Company agreed to amend the agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit with Paragon.

As of September 30, 2009, the Company had $7.85 million aggregate principal amount of convertible secured subordinated notes due November 14, 2010 outstanding.  On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of secured subordinated convertible notes due November 14, 2010, or the initial notes. In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal of secured subordinated notes in future closings upon approval and call by our Board of Directors. On August 12, 2008, the Company exercised its option to sell $1.5 million aggregate principal of additional secured subordinated notes due November 14, 2010, or the additional notes, and together with the initial notes, the notes, with substantially the same terms and conditions as the initial notes. In connection with the sale of the additional notes, the noteholders holding a majority of the aggregate principal amount of the notes outstanding agreed to increase the aggregate principal amount of secured subordinated convertible notes that they are committed to purchase from $8.5 million to $15.3 million.  On November 21, 2008, the Company sold $500,000 aggregate principal amount of notes, or the new notes, to two new investors with substantially the same terms and conditions as the previously outstanding notes. On each of January 6, 2009 and February 24, 2009, the Company sold $500,000 aggregate principal amount of notes to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.  Additional notes with similar terms of $500,000 each were sold on April 3, 2009 and June 2, 2009.  On each of July 16, 2009, August 26, 2009, September 8, 2009, October 5, 2009 and October 9, 2009 the Company sold $250,000 aggregate principal amount of notes to current noteholders with substantially the same terms and conditions as the previously outstanding notes.  On November 6, 2009 the Company sold $500,000 aggregate principal amount of notes to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.

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

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional convertible notes, and bank lines of credit. We must continue to rely on these sources until we are able to generate sufficient revenue to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit, and additional issuances of notes, together with cash on hand, and the anticipated extension of the due date for the existing notes will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Recent Developments

On each of October 2, 2009 and October 5, 2009 the Company sold $250,000 aggregate principal amount of notes to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.  On November 6, 2009 the Company sold $500,000 aggregate principal amount of notes to a current noteholder with substantially the same terms and conditions as the previously outstanding notes, as described in Note 3, “Notes Payable.”

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

On July 29, 2009, the Court of Chancery granted summary judgment of the Nouri Complaint in favor of the Nouris.  By order dated August 6, 2009, the Company is obligated to pay to the Nouris $826,798 in advanced expenses for legal services performed by counsel to the Nouris through April 2009.   The total amount of the legal fees the Company will ultimately be required to advance to the Nouris is expected to be in excess of $2.4 million. Though the Nouris have entered into an undertaking that requires them to repay to the Company any amounts advanced by it in the event the Nouris are ultimately determined not to be entitled to indemnification for the expenses incurred, it is uncertain at this time that the Company will be able to recover such amounts advanced without considerable expense to the Company, or whether the Company will be able to recover any of the amounts advanced at all.

The Company’s corporate headquarters and research and development facility is located in Durham, North Carolina near Research Triangle Park and consists of approximately 9,837 square feet of office space held under a prepaid sublease with an expiration date of September 2011. On November 3, 2009, the Company received notice from the prime landlord of the office space that the Company’s sub-landlord  had defaulted on the prime lease, thereby giving the prime landlord the right to terminate the Company’s sublease, and that the prime landlord was seeking to renegotiate the occupancy terms for the Company’s office space. The Company is currently engaged in discussions with the prime landlord to lease the office space from the prime landlord on a prime lease basis.

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a further description of material legal proceedings.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Not applicable.

Item 4T.  Controls and Procedures

Our management, with the participation of our  Interim Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2009 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009 for a description of material legal proceedings, including the proceedings discussed below.

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

On July 29, 2009, the Court of Chancery granted summary judgment of the Nouri Complaint in favor of the Nouris.  By order dated August 6, 2009, the Company is obligated to pay to the Nouris $826,798 in advanced expenses for legal services performed by counsel to the Nouris through April 2009.   The total amount of the legal fees the Company will ultimately be required to advance to the Nouris is expected to be in excess of $2.4 million, which amount has been included in the accounts payable of the Company as of September 30, 2009.  A current note receivable is recorded for the same amount due from the individuals. Though the Nouris have entered into an undertaking that requires them to repay to the Company any amounts advanced by it in the event the Nouris are ultimately determined not to be entitled to indemnification for the expenses incurred, it is uncertain at this time that the Company will be able to recover such amounts advanced without considerable expense to the Company, or whether the Company will be able to recover any of the amounts advanced at all.

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

We have had recurring losses from operations and continue to have negative cash flows. If we do not become cash flow positive through additional financing or growth, we may have to cease operations and liquidate our business. Our working capital, including our revolving line of credit with Paragon and convertible note financing, and the anticipated extension of the due date for the existing notes should fund our operations for the next 12 to 18 months. As of November 10, 2009, we have approximately $420,000 available on our line of credit and $6.25 million available through our convertible note financing. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, the charges filed against a former officer and a former employee by the SEC and the United States Attorney General, and the pending shareholder class action lawsuit may require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan and may not be able to sustain our business.

In addition, our current primary credit facilities consisting of the Paragon line of credit and the convertible note financing both have maturity dates in February and November 2010. Should we be unable to repay the principal then due or extend maturity dates or obtain capital from new or renegotiated capital funding sources, we will be unable to sustain our business. As of November 10, 2009, we have approximately $2.05 million outstanding on our line of credit and $8.5 million aggregate principal amount of convertible notes outstanding.

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

Sherb & Co., LLP, our independent registered public accountants for fiscal 2008, has expressed substantial doubt in their report included with our Annual Report on Form 10-K for the year ended December 31, 2008 about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your entire investment. You should consider our independent registered public accountants’ comments when determining if an investment in us is suitable.

If we are unable to renegotiate an extension of the due date for the outstanding bond debt, obtain conversion of the debt to preferred stock  or identify alternate financing sources, the Company will  be forced to liquidate our business.

As of November 12, 2009, the Company has $8,950,000 of outstand debt due the bondholders.  The current terms of the bonds indicate a due date of November 14, 2010.  If the Company is unable to repay the amount of the principal on the due date or unable to renegotiate an extension of the due date for the outstanding bond debt, obtain conversion of the debt to preferred stock or identify alternate financing sources, the Company may be forced to liquidate our business.

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

Our future financial performance and revenue growth will depend, in part, upon the successful development, integration, introduction, and customer acceptance of our software applications. Thereafter, other new products either developed or acquired, and enhanced versions of our existing applications will be critically important to our business. Our business could be harmed if we fail to deliver timely enhancements to our current and future solutions that our customers desire. We also must continually modify and enhance our services and products to keep pace with market demands regarding hardware and software platforms, database technology, information security, and electronic commerce technical standards. Our business could be harmed if we fail to achieve the improved performance that customers want with respect to our current and future product offerings. There can be no assurance that our products will achieve widespread market penetration or that we will derive significant revenues from the sale or licensing of our platforms or applications.

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

The lawsuit filed against us by the SEC, the SEC and criminal actions filed against a former officer and a former employee, the class action lawsuit filed against us and certain current and former officers, directors, and employees, and the lawsuit filed by a former executive officer against us have harmed our business in many ways, and may cause further harm in the future. Since the initiation of these actions, our ability to raise financing from new investors on favorable terms has suffered due to the lack of liquidity of our stock, the questions raised by these actions, and the resulting drop in the price of our common stock. As a result, we may not raise sufficient financing, if necessary, in the future.

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

In addition, we face uncertainty regarding amounts that we may have to pay as indemnification to certain current and former officers, directors, and employees under our Bylaws and Delaware law with respect to these actions, and we may not recover all of these amounts from our directors’ and officers’ liability insurance policy carrier. Our Bylaws and Delaware law generally require us to advance legal expenses to, current and former officers, directors and employees against claims arising out of such person’s status or activities as our officer, director or employee from such claims unless such person (i) did not act in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests or (ii) had reasonable cause to believe his conduct was unlawful.   Also there is a stockholder class action lawsuit pending against us and certain of our current and former officers, directors, and employees. The SEC, criminal, and stockholder actions are more fully described above under “Legal Proceedings” and in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2008..

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

As reported in the Form 8-K filed by the Company on June 4, 2009, our insurance coverage for advancement claims has been exhausted. As noted herein in Item 4, “Commitments and Contingencies – Legal Proceedings”, by order dated August 6, 2009, the Company is obligated to pay to Dennis Michael Nouri and Reza Eric Nouri $826,798 in advanced expenses for legal services performed by counsel to the Nouris through April 2009.   The total amount of the legal fees the Company will ultimately be required to advance to the Nouris is expected to be in excess of $2.4 million. In addition, a number of our current and former employees were asked to appear as witnesses in the criminal action and may seek advancement of legal expenses from us. Payment of these amounts would adversely impact our financial condition and results of operations, which could result in a significant reduction in the amounts available to fund working capital, capital expenditures, and other general corporate objectives and could ultimately require us to file for bankruptcy.

Finally, our insurance policies provide that, under certain conditions, our insurance carriers may have the right to seek recovery of any amounts they paid to us or the insured individuals.  As of November 10, 2009, we do not know and can offer no assurances about whether these conditions will apply or whether the insurance carriers will change their position regarding coverage related to the current actions. Therefore, we can offer no assurances that our insurance carriers will not seek to recover any amounts paid under their policies from us or the individual insureds. If such recovery is sought, then we may have to expend considerable financial resources in defending and potentially settling or otherwise resolving such a claim, which could substantially reduce the amount of capital available to fund our operations and could ultimately require us to file for bankruptcy.

Our executive management team has undergone significant changes and is critical to the execution of our business plan and the loss of their services could severely impact negatively on our business.

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

We currently are required to comply with the requirements of Section 404 of Sarbanes-Oxley involving management’s assessment of our internal control over financial reporting, and our independent accountant’s audit of our internal control over financial reporting is required for fiscal 2010. To comply with these requirements, we are evaluating and testing our internal controls, and where necessary, taking remedial actions, to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting. As a result, we have incurred and will continue to incur expenses and diversion of management’s time and attention from the daily operations of the business, which may increase our operating expenses and impair our ability to achieve profitability.

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

Future sales of substantial amounts of our shares in the public market, or the appearance that a large number of our shares are available for sale, could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our securities. At November 5, 2009 there were 18,332,542 shares of our common stock were issued and outstanding and a significant number of shares may be issued upon the exercise of outstanding options, warrants, and convertible notes.

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

In addition, the stock market from time to time has experienced extreme price and volume fluctuations that have affected the trading prices of many emerging growth companies. Such fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These broad trading fluctuations could adversely affect the trading price of our common stock

Our securities may be subject to “penny stock” rules, which could adversely affect our stock price and make it more difficult for our stockholders to resell their stock.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the first, second and third quarter of fiscal 2009, we sold equity securities totaling $219 and $876, respectively that were not registered under the Securities Act, as described in our Current Reports on Form 8-K filed in connection with such transactions.

The following table lists all repurchases during the first and second and third quarters of fiscal 2009 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2009	-	$-	-	-
February 1 – February 28, 2009	-	$-	-	-
March 1 – March 31, 2009 (1)	146	$1.50
April 1 – June 30, 2009	580	$1.51	-	-
July 1 – September 30, 2009	-	-	-	-
Total	726	$1.50	-	-

(1)	Represents 146 and 580 shares repurchased in connection with tax withholding obligations under the 2004 Plan.

Item 6.     Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Smart Online, Inc.

/s/ C. J. Meese, Jr.
C. J. Meese, Jr.
Date: November 16, 2008	Interim Chief Executive Officer, President and Principal Executive Officer

/s/ Thaddeus J. Shalek
Thaddeus J. Shalek
Interim Chief Financial Officer and
Date: November 16, 2008	Principal Accounting Officer