Form 10-K
period 2009-12-31
SMART ONLINE INC
filed 2010-04-15
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June  30, 2009 was approximately $28,415,412  (based on the closing sale price of $1.55 per share).

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of April 14, 2010 was 18,332,543.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 22, 2010 are incorporated by reference into Part III.

TABLE OF CONTENTS

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

We develop and market software products and services targeted to small businesses that are delivered via a Software-as-a-Service, or SaaS, model. We also provide website consulting services, primarily in the e-commerce retail industry. In the past we reached small businesses primarily through arrangements with channel partners that private label our software applications and marketed them to their customer bases through their corporate websites. We believe these relationships provide a cost- and time-efficient way to market to a diverse and fragmented yet very sizeable small-business sector. We continue to cultivate new channel partners that will facilitate our efforts.  We also offer our products directly to end-user small businesses through our OneBiz ® branded website.

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

In October 2005, we acquired substantially all of the assets of Computility, Inc., or Computility, an Iowa-based, privately held developer and distributor of sales force automation and customer relationship management, or SFA/CRM, software applications. We operated this business under the name Smart CRM, Inc. (d/b/a Computility), or Smart CRM. Upon our integration of Smart CRM’s SFA/CRM application into our OneBiz ® platform, we determined that the remaining operations of Smart CRM, specifically consulting and network management, were not integral to our ongoing operations and business model.

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

Principal Products and Services

Our principal products and services include:

-	SaaS applications for business management, web marketing, and e-commerce;
-	Software business tools that assist customers in developing written content; and
-	Services that are designed to complement our product offerings and allow us to create custom business solutions that fit our end users’ and channel partners’ needs.

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

Our OneBiz® platform applications include

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

We also provide services that are designed to complement our product offerings and allow us to create custom business solutions that fit our channel partners’ needs. These services include business consulting, graphic design, website content syndication, specialized compensation calculations, online order management, domain name registration, personalized e-mail creation, and warehouse order fulfillment.

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

Target Market and Sales Channels

Our consistent focus has been to design software products and services to help start and run small businesses in a more efficient and cost-effective manner. The small-business market is diverse and fragmented, yet very large and, we believe, underserved. We have focused on offering a wide range of software products that combine simplicity and affordability and that meet the needs of small businesses with capabilities that typically can be afforded only by much larger companies. We follow a two-prong approach to target these small business and entrepreneurial end users that access our software products and services via the Internet. The first is an indirect approach via marketing partners that are vertical intermediaries in industries such as agriculture, finance, telecommunications, direct selling, retail, and technology as channels to reach these small-business customers. The second is a direct approach via a website we develop and maintain where our applications and business tools are marketed and sold via monthly subscription under the OneBiz ® brand.

Principal Customers

During 2009, we consider four customers as our major customers, and the loss of any one of these customers could have a material adverse effect on our business. Two of these customers terminated their relationship with Company during 2009.

UR Association, or URA, is a multi-level-marketing organization  that sells memberships and subscriptions to independent business owners, or IBOs. The net of the subscriptions from these IBOs represented approximately 29% of our revenues for the year ended December 31, 2009. URA became a customer in 2007 and represented 10% of our revenues in 2008.  Since our revenue is derived from the IBOs, URA can directly influence the memberships and actions of the IBOs, this revenue has been netted for purposes of this Annual Report on Form 10-K.

1-800-Pharmacy, Inc. is a mail-order pharmacy that offers customers access both through a toll-free number and website, and gives customers rebates on their pharmaceutical and health & beauty purchases, as well as credit for referring others.  1-800-Pharmacy accounted for approximately 13% of our revenues for the year ended December 31, 2009. 1-800-Pharmacy became a customer in 2007 and represented 3% of our revenues in 2008.

Britt Worldwide, or BWW, is a multi-level-marketing entity that indirectly controls a significant number of IBOs, who currently subscribe to our services. The aggregate of the subscriptions from these IBOs represented approximately 25% of our revenues for the year ended December 31, 2009. BWW became a customer after we acquired iMart in October 2005 and represented 27% of our revenues in 2008. Although our revenue is derived from the IBOs, BWW can influence the actions of the IBOs, so this revenue has been aggregated for purposes of this Annual Report on Form 10-K.  During 2009, BWW terminated its primary relationship with our Company, as of December 31, 2009. Notwithstanding such termination, several IBO’s have chosen to retain their subscription for our services.

Vera Bradley Designs, Inc., or Vera Bradley, is a manufacturer of high quality handbags, luggage, and other accessories, accounted for approximately 19% of our revenues for the year ended December 31, 2009. Vera Bradley became a customer in 2006 and represented 35% of our revenues in 2008.  During 2009, Vera Bradley terminated its Services Agreement relationship with our Company.  The fees for services and licensing paid by Vera Bradley under the Services Agreement were $1,358,892 in 2008 and $275,111 for 2009.

Research and Development

In the second half of 2007, as part of a general restructuring, we began to conduct an evaluation of our technology, platforms, and applications in an effort to document and improve upon our current product offerings and determine which applications, if any, should be discontinued. During 2008, we decided to develop an industry-standard platform that would allow significant technological flexibility with current and future customers. We devoted a substantial amount of time and effort in 2008 and 2009 to developing this platform, updating and migrating our business applications and tools to the new platform, and enhancing the user interface of the products.  In addition, during 2009, we continued the development work of SaaS applications for the not-for profit segment of the marketplace.  We call this our LoyaltyClicks™ product.

Our research and development costs were approximately $0.6 million and $2.0 million in 2009 and 2008, respectively. We have not engaged in any customer-sponsored research and development.

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

Companies that offer only one or two products that compete with our suite of SaaS applications include:

-	Accounting software applications: NetSuite, Intuit, SAP, Sage, Microsoft, ZOHO and others
-	Human resource software applications: ADP, Sage, and others
-	SFA/CRM applications: Microsoft, Sage, salesforce.com, NetSuite, and others
-	e-Commerce solutions: Register.com, GoDaddy.com, 1and1 Internet, eBay’s Storefront, Yahoo! Store, Microsoft, NetSuite, Intuit, and others

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

To compete effectively in the SaaS market, we leverage the marketing resources and small-business customer relationships of our private-label marketing partners that sell our SaaS applications by offering innovative and value-added products and services.

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

We have registered copyrights, trademarks, and registered service marks on several products and data services. These marks include, but are not limited to Smart Online ®, OneBiz ®, Smart Attorney ®, Smart Business Plan ®, Smart Marketing Plan ®, iMart TM, and OneDomain ®.

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

Employees

As of December 31, 2009, we had 28 full-time employees. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage.

Directors and Executive Officers of the Company

The members of our current Board of Directors are the following:

Dror Zoreff
Chairman of the Board and Interim President and Chief Executive Officer: President and CEO of Donor Management Services, Inc., a New York-based company that provides major donors, corporations, and foundations a unique set of tools and services to ensure their charitable gifts are properly used and achieve the desired impact.

Shlomo Elia
Director of 3Pen Ltd., a private holding company focusing on business opportunities in Internet infrastructure and telecommunications.

Amir Elbaz
Mr. Elbaz currently advises technology and renewable energy companies on business strategy, restructuring and business development initiatives.  Mr. Elbaz served as the Executive Vice President & Chief Financial Officer of Lithium Technology Corporation (“LTC”) until November 2008.  Mr. Elbaz joined LTC in 2006 to oversee finances and marketing, as well as business development.

C. James Meese, Jr.
President of Business Development Associates, Inc., a boutique investment bank that provides enterprise level strategic advisory services to middle market companies for business initiatives such as acquisitions, divestitures, valuations, interim company management, growth capitalization and corporate governance.

Our current executive officers are the following:

Dror Zoreff
Interim President and Chief Executive Officer

Thaddeus Shalek
Interim Chief Financial Officer

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

We have had recurring losses from operations and continue to have negative cash flows. If we do not become cash flow positive through additional financing or growth, we may have to cease operations and liquidate our business. Our working capital, which is dependent on our convertible note financing facility should fund our operations for the next 12 to 18 months. As of April 14, 2010, we have approximately $405,000 available on our line of credit and approximately $4.65 million available through our convertible note financing. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, and expenses on account of lawsuits brought by a former officer and a former employee for advancement of indemnification expenses and the tentative settlement of the shareholder class action lawsuit (see Part I, Item III, Legal Proceedings, below) will require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan and may not be able to sustain our business.

In addition, our current primary credit facilities consist of the Paragon line of credit with a due date of August 14, 2010 and the convertible note financing with a maturity date in November 2013. Should we be unable to repay the principal then due from operations or from new or renegotiated capital funding sources, we may not be able to sustain our business. As of April 14, 2010, we have approximately $2.0 million outstanding on our line of credit and $10.65 million aggregate principal amount of convertible Notes outstanding.

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

Cherry, Bekaert & Holland, L.L.P. our independent registered public accountants have expressed substantial doubt in their reports included with this Annual Report on Form 10-K about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment. You should consider our independent registered public accountants’ comments when determining if an investment in us is suitable.

Current economic uncertainties in the global economy could adversely impact our growth, results of operations, and our ability to forecast future business.

Since 2008 there has been a downturn in the global economy, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, and liquidity concerns. These conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow or defer spending on our products and services, which would delay and lengthen sales cycles, or change their willingness to enter into longer-term licensing and support arrangements with us. Furthermore, during challenging economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

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

The SEC  lawsuit and criminal actions filed against a former officer and a former employee, and the class action lawsuit filed against us and certain current and former officers, directors, and employees have harmed our business in many ways and may cause further harm in the future. Since the initiation of these actions, our ability to raise financing from new investors on favorable terms has suffered due to the lack of liquidity of our stock, the questions raised by these actions, and the resulting drop in the price of our common stock. As a result, we may not raise sufficient financing, if necessary, in the future.

Legal and other fees related to these actions have also reduced our available cash for operations. We make no assurance that we will not continue to experience additional harm as a result of these matters. The time spent by our management team and directors dealing with issues related to these actions detracts, and despite the tentative settlement of the class action continue to detract from the time they spend on our operations, including strategy development and implementation. These actions, more fully described in Part I, Item 3, “Legal Proceedings“ in this Annual Report on Form 10-K, also have harmed our reputation in the business community, jeopardized our relationships with vendors and customers, and decreased our ability to attract qualified personnel, especially given the media coverage of these events.

Compliance with regulations governing public company corporate governance and reporting is uncertain and expensive.

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We incur costs associated with our public company reporting requirements and with corporate governance and disclosure requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and rules implemented by the SEC and the Financial Industry Regulatory Authority, or FINRA. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly.

We currently are required to comply with the requirements of Section 404 of Sarbanes-Oxley involving management’s assessment of our internal control over financial reporting, and our independent accountant’s audit of our internal control over financial reporting is required for fiscal year 2010. To comply with these requirements, we are evaluating and testing our internal controls, and where necessary, taking remedial actions, to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting. As a result, we have incurred and will continue to incur expenses and diversion of management’s time and attention from the daily operations of the business, which may increase our operating expenses and impair our ability to achieve profitability.

Officers, directors, and principal stockholders control us. This might lead them to make decisions that do not align with interests of minority stockholders.

Our  principal stockholders beneficially own or control a large percentage of our outstanding common stock. Certain of these principal stockholders hold warrants and convertible notes, which may be exercised or converted into additional shares of our common stock under certain conditions. The convertible noteholders have designated a bond representative to act as their agent. We have agreed that the bond representative shall be granted access to our facilities and personnel during normal business hours, shall have the right to attend all meetings of our Board of Directors and its committees, and shall receive all materials provided to our Board of Directors or any committee of our Board. In addition, so long as the notes are outstanding, we have agreed that we will not take certain material corporate actions without approval of the bond representative.

Our  principal stockholders, acting together, would have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring, or preventing a change in control of us; impeding a merger, consolidation, takeover, or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially and adversely affect the market price of our common stock.

Any issuance of shares of our common stock in the future could have a dilutive effect on the value of our existing stockholders’ shares.

We may issue shares of our common stock in the future for a variety of reasons. For example, under the terms of our stock purchase warrant and agreement with Atlas, it may elect to purchase up to 444,444 shares of our common stock at $2.70 per share upon termination of, or if we are in breach under the terms of, our line of credit with Paragon. In connection with our private financing in February 2007, we issued warrants to the Investors (defined below) to purchase an additional 1,176,471 shares of our common stock at $3.00 per share (which warrants were not exercised and expired in February 2010) and a warrant to our placement agent in that transaction to purchase 35,000 shares of our common stock at $2.55 per share. Upon maturity of their convertible Notes, our convertible noteholders may elect to convert all, a part of, or none of their Notes into shares of our common stock at a floating conversion price. In addition, we may raise funds in the future by issuing additional shares of common stock or other securities.

Under the  tentative class action settlement, the settlement consideration would include 1,475,000 shares of Company common stock. Under the terms of the tentative settlement, counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares on one day or 50,000 shares in 30 calendar days. This issuance and sale may have a further dilutive effect on the value of the Company’s outstanding shares.

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

Future sales of substantial amounts of our shares in the public market, or the appearance that a large number of our shares are available for sale, could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our securities. At April 8, 2010, 18,332,543 shares of our common stock were issued and outstanding, and a significant number of shares may be issued upon the exercise of outstanding options, warrants, and convertible notes.

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

The executive management team is critical to the execution of our business plan, and the frequency of management turnover has been disruptive to the success of the business.

Our executive management team has undergone significant changes during  2008 and  2009, including the resignation of our former Chief Executive Officer in December 2008, our former interim Chief Executive Officers  in May 2009 and November 2009 and the resignation of our former Chief Financial Officer in May 2009, among others. . Furthermore, in light of the prior SEC charges filed against us, and the related adverse publicity from the criminal trial and conviction of the Nouris (defined below), it may be difficult to attract highly qualified candidates to serve on our executive management team. If we cannot attract and retain qualified personnel and integrate new members of our executive management team effectively into our business, then our business and financial results may suffer. In addition, all of our executive team works at the same location, which could make us vulnerable to the loss of our entire team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

Our line of credit with Paragon Bank expires on August 14, 2010.

Paragon Bank has extended our line of credit until August 14, 2010.  If we are unable to establish a new line of credit we may have difficulty dealing with cash flow activities of daily business operations that will be disruptive to the future success of the business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters and research and development facility is located in Durham, North Carolina near Research Triangle Park and consists of approximately 9,837 square feet of office space held under a prepaid sublease that expires in September 2011.

Item 3.	Legal Proceedings

Gooden v. Smart Online, Inc. – On October 18, 2007, Robyn L. Gooden filed a purported class action lawsuit in the United States District Court for the Middle District of North Carolina naming us, certain of our current and former officers and directors, Maxim Group, LLC, and Jesup & Lamont Securities Corp. and Sherb & Co. (our former independent registered accounting firm) as defendants. The lawsuit was filed on behalf of all persons other than the defendants who purchased our securities from May 2, 2005 through September 28, 2007 and were damaged. The complaint asserts violations of federal securities laws, including violations of Section 10(b) of the Exchange Act and Rule 10b-5. The complaint asserts that the defendants made material and misleading statements with the intent to mislead the investing public and conspired in a fraudulent scheme to manipulate trading in our stock, allegedly causing plaintiffs to purchase the stock at an inflated price. The complaint requests certification of the plaintiff as class representative and seeks, among other relief, unspecified compensatory damages including interest, plus reasonable costs and expenses including counsel fees and expert fees. On June 24, 2008, the court entered an order appointing a lead plaintiff for the class action. On September 8, 2008, the plaintiff filed an amended complaint that added additional defendants who had served as our directors or officers during the class period as well as our independent auditor.  The Company and the lead plaintiff in the action have been engaged in settlement negotiations, and have recently reached an agreement in principle and tentative settlement which has not yet been signed providing for the settlement of the  securities class action on the following terms. The settlement, once signed, would be subject to court approval. The tentative settlement contemplates a cash payment of $350,000 to be made by the Company and the issuance to the class of 1,475,000 shares of Company common stock, in consideration for which all claims against the settling defendants would be dismissed with prejudice, with no admission of fault or wrongdoing by the Company or the other defendants.  The Company's additional charge to expenses for 2009 as a result of this tentative settlement is approximately $2,150,000.

Nouri Indemnification Claims - On July 2, 2009, Dennis Michael Nouri, a former officer of Smart Online, Inc. (the “Company”), and Reza Eric Nouri, a former employee of the Company (together, the “Nouris”), were convicted of nine counts of criminal activity in a federal criminal action brought against them in the United States District Court for the Southern District of New York involving a fraudulent scheme to manipulate the Company’s stock price, and are presently awaiting sentencing.  On September 24, 2009,  the Nouris filed a motion in the Court of Chancery of the State of Delaware against the Company  seeking  the appointment of a receiver for the Company for the purpose of collecting on account of the Company’s failure to pay a judgment in the amount of $826,798 entered against it by order of the Court of Chancery on August 6, 2009 (the “Order”) for the advancement of legal expenses incurred by the Nouris in their defense of criminal proceedings brought against them by the United States, and in their defense of civil proceedings brought against them by the Securities and Exchange Commission and the Company’s stockholders.  Such legal expenses were in addition to legal fees and costs of over $1.3 million paid by the Company’s insurance carrier for the benefit of the Nouris in these matters prior to entry of the Order, which insurance coverage has since been exhausted. The terms of the Order were previously reported in the Form 10-Q filed by the Company for the quarterly period ended June 30, 2009. The Company has recorded a total of unpaid legal expense obligations of $1,798,595 for this matter based on invoices received from the Nouris’ law firms through March 31, 2010 which figure does not include invoices generated but not yet received.  The Company and the Nouris have been engaged in settlement negotiations for the settlement of the Nouris’ advancement and indemnification claims against the Company, but no definitive agreement has yet been signed.

At this time, except as discussed above, we are not able to determine the outcome of the legal matters described above, nor can we estimate our entire potential financial exposure. If an unfavorable resolution of any of these matters occurs, our business, results of operations, and financial condition could be materially adversely affected.

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

	High	Low
Year Ended December 31, 2008:
First Quarter	$2.60	$1.65
Second Quarter	$3.40	$1.32
Third Quarter	$3.30	$1.95
Fourth Quarter	$3.15	$1.50
Year Ended December 31, 2009:
First Quarter	$2.60	$1.10
Second Quarter	$2.00	$1.01
Third Quarter	$1.70	$0.41
Fourth Quarter	$1.50	$1.11

At April 14, 2010, there were 198 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to declare or pay dividends for the foreseeable future. As long as our convertible notes are outstanding, we must receive approval from the agent designated by the noteholders in order to pay any dividend on our capital stock.

During 2009, by private placements of convertible notes to accredited investors under Regulation D, equity securities were sold that were not registered under the Securities Act, as described in our quarterly reports on Form 10-Q and current reports on Form 8-K filed in connection with such transactions, and more fully described in Part II, Item VII, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the sub-heading Debt Financing, in this Annual Report on Form 10-K.

The following table lists all repurchases during the fourth quarter of 2009 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2009	-	$-	-	-
November 1 – November 30, 2009	-	$-	-	-
December 1 – December 31, 2009	-	$-	-	-
Total	-	$-	-	-

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We develop and market software products and services targeted to small businesses that are delivered via a SaaS model. We also provide website consulting services, primarily in the e-commerce retail industry. We reach small businesses primarily through arrangements with channel partners that private label our software applications and market them to their customer bases through their corporate websites. We believe these relationships provide a cost- and time-efficient way to market to a diverse and fragmented yet very sizeable small-business sector. We also offer our products directly to end-user small businesses through our OneBiz ® branded website.

In the second half of 2007, we commenced an overall evaluation of our business model as well as our current technologies, the outcome of which was our decision to develop a core industry-standard platform for small business with an architecture designed to integrate with a virtually unlimited number of other applications, services, and existing infrastructures. These applications would include not only our own small-business applications, which we are currently optimizing, but also other applications we expect to arise from collaborative partnerships with third-party developers and service providers. In addition, we identified emerging-market opportunities in the small-business segment to leverage social networking and community building. We are currently refining and integrating these capabilities into the core platform to be readily available in a “plug-and-play” fashion to meet any anticipated customer need or desire. On July 14, 2009, we announced the release of OneBiz 1.1, a suite of web-based business management tools designed for small business owners to operate and grow their businesses. We believe that this platform and associated applications will provide opportunities for new sources of revenue, including an increase in our subscription fees. We also believe, because the platform is designed to follow industry-standard protocol, that the customization efforts and associated timeline previously necessary to meet a particular customer’s requirements will diminish significantly, allowing us to shorten the sale-to-revenue cycle.   As we neared completion of the development of our industry-standard platform, we began shifting our focus from development toward the sales and marketing of the new platform in the fourth quarter of 2008 and continued the effort throughout 2009.

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

Sources of Revenue

We derive revenues from the following sources:

•	Subscription fees – monthly fees charged to customers for access to our SaaS applications

•	Professional service fees – fees related to consulting services, some of which complement our other products and applications

•	License fees – fees charged for perpetual or term licensing of platforms or applications

•	Hosting fees – fees charged for providing network accessibility for our customers using our customized platforms

•	Other revenues – revenues generated from non-core activities such as syndication and integration fees; original equipment manufacturer, or OEM, contracts; and miscellaneous other revenues

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

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. We make subscription sales either on a subscription or on a “for fee” basis. Applications for which subscriptions are available vary from our own direct sale website, OneBiz ®, to the websites of our partners. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We are focusing our efforts on enlisting new channel partners as well as diversifying with vertical intermediaries in various industries.  In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we recognized that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP.  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.  The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change the net income.  We discuss this matter in more depth in Footnote 1 to the financial statements.

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

Hosting fees charged for providing our customers with network accessibility.

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

Operating Expenses

In previous years, we primarily focused our efforts on basic product development and integration. In the early part of 2007, we also began to focus on licensing our platform products and applications. During 2008, our primary business initiatives included increasing subscription fee revenue and professional services revenue, making organizational improvements, concentrating our development efforts on enhancements and customization of our platforms and applications, and shifting our strategic focus to the sales and marketing of our products. In  2009, we launched our new industry-standard platform, OneBiz, along with enhanced applications targeted to small businesses and devoted significant resources to the sale and marketing of these applications through both channel partners and direct sales efforts.

General and Administrative – General and administrative expenses are composed primarily of costs associated with our executive, finance and accounting, legal, human resources, and information technology personnel and consist of salaries and related compensation costs; professional services (such as outside legal counsel fees, audit, and other compliance costs); depreciation and amortization; facilities and insurance costs; and travel and other costs. We anticipate general and administrative expenses will decrease in 2010 as the legal expenses and other professional fees we incurred in 2009 to resolve outstanding matters from previous years and to assist with the transition between permanent financial officers are offset in part by an increase in costs related to the growth of our business and to our operations as a public company.

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing and advertising expenses. In the past, sales and marketing also included the amounts we paid to our marketing partners as part of the subscription revenue received; in the past, the subscription revenue was presented as a gross amount as was the amount included in the sales and marketing category.  As part of our ongoing review of accounting pronouncements, we have reclassified the revenues and sales and marketing expenses to reflect net revenue and expense – see footnote 1 to the financial statements for further details.  Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small-business customer bases. In June 2008, we engaged a public relations firm and, as a result, our public relations expenses increased during the latter part of 2008 and 2009. As we continue to execute our sales and marketing strategy to take our enhanced products to market, we expect associated costs to increase in 2010 due to targeting new partnerships, development of channel partner enablement programs, advertising campaigns, additional sales and marketing personnel, and the various percentages of revenues we may be required to pay to future partners as marketing fees.

Research and Development – Research and development expenses include costs associated with the development of new products, enhancements of existing products, and general technology research. These costs are composed primarily of salaries and related compensation costs of our research and development personnel as well as outside consultant costs.

Professional  accounting standards require capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. Historically, we had not developed detailed design plans for our SaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant. As a result of these factors, combined with the historically low revenue generated by the sale of the applications that do not support the net realizable value of any capitalized costs, we continued the expensing of underlying costs as research and development.

Beginning in May 2008, we determined that it was strategically desirable to develop an industry-standard platform and to enhance our current SaaS applications. A detailed design plan indicated that the product was technologically feasible. In July 2008, we commenced development, and from that point in time, we are capitalizing all related costs in accordance with accounting principles. Because of our scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to incur relatively low development costs as compared to traditional enterprise software business models. We completed the core development of our new applications during 2009 and we expect that future research and development expenses will decrease in both absolute and relative dollars as we amortize the capitalized costs associated with the new platform and reduce our personnel to a core group focused on enhancements and custom development work for customers.

Stock-Based Expenses – Our operating expenses include stock-based expenses related to options, restricted stock awards, and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. Effective January 1, 2006, we adopted accounting standards that resulted and will continue to result in material costs on a prospective basis as long as a significant number of options are outstanding. In June 2007, we limited the issuance of awards under our 2004 Equity Compensation Plan, or the 2004 Plan, to awards of restricted or unrestricted stock. In June 2008, we made options available for grant under the 2004 Plan once again, primarily due to the adverse   tax consequences to recipients of restricted stock upon the lapsing of restrictions.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which we prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically reevaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition – We derive revenue primarily from subscription fees charged to customers accessing our SaaS applications; professional service fees, consisting primarily of consulting; the perpetual or term licensing of software platforms or applications; and hosting and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. Because we license, sell, lease, or otherwise market computer software, we use the residual method pursuant to US GAAP.  This method allows us to recognize revenue for a delivered element when such element has vendor specific objective evidence, or VSOE, of the fair value of the delivered element. If we cannot determine or maintain VSOE for an element, it could impact revenues, as we may need to defer all or a portion of the revenue from the multiple-element arrangement.

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

Under US GAAP, provided the arrangement does not require significant development, modification, or customization, we recognize revenue when all of the following criteria have been met:

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

We account for consulting, website design fees and application development services separately from the license of associated software platforms when these services have value to the customer and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, we recognize revenue as the services are rendered for time and material contracts, and when milestones are achieved and accepted by the customer for fixed price or long-term contracts. The majority of our consulting service contracts are on a time and material basis, and we typically bill our customers monthly based upon standard professional service rates.

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

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We accrue any payments received in advance of the subscription period as deferred revenue and amortize them over the subscription period. In the past we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we determined that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP.  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.  The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change the net income.  We discuss this matter in more depth in Footnote 13 to the financial statements.

Because our customers generally do not have the contractual right to take possession of the software we license or market at any time, we recognize revenue on hosting and maintenance fees as we provide the services in accordance with US GAAP.

Provision for Doubtful Accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure, or refusal of our customers to make required payments. We evaluate the need for an allowance for doubtful accounts based on specifically identified amounts that we believe to be potentially uncollectible. Although we believe that, our allowances are adequate, if the financial conditions of our customers deteriorate, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, which will result in increased expense in the period in which such determination is made.

Impairment of Long-Lived Assets – We record our long-lived assets, such as intangibles, property and equipment, at cost. We review the carrying value of our indefinite lived intangibles for possible impairment at least annually in the fourth quarter, and all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the US GAAP. We measure the recoverability of assets to be held and used by comparing the carrying amount of the asset to the fair value. If we consider such assets to be impaired, we measure the impairment as the amount by which the carrying amount exceeds the fair value, and we recognize it as an operating expense in the period in which the determination is made. We report assets to be disposed at the lower of the carrying amount or fair value less costs to sell. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances.

In addition to the recoverability assessment, we also routinely review the remaining estimated useful lives of our long-lived assets. Any reduction in the useful-life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods.

Income Taxes – We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve. In the event we determine that we will not be able to realize all or part of our net deferred tax assets, we would make an adjustment in the period we make such determination. We recorded no income tax expense in 2009 and 2008, as we have experienced significant operating losses to date. If utilized, we may apply the benefit of our total net operating loss carryforwards to reduce future tax expense. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets. These carryforwards would also be subject to limitations, as prescribed by applicable tax laws. As a result of prior equity financings and the equity issued in conjunction with certain acquisitions, we have incurred ownership changes, as defined by applicable tax laws. Accordingly, our use of the acquired net operating loss carryforwards may be limited. Further, to the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

2009 Summary

The following is a summary of key financial results and certain non-financial results achieved for the year ended December 31, 2009:

•
Our total revenues for the year were $1.4 million, a decrease from 2008 of $2.5 million, or 63%. This overall decrease in revenues was primarily attributable to decreases in professional and subscription fees. Professional fees decreased due to the loss of major client during 2009.

•
Our gross loss for the year was $125,000, a decrease from 2008 of $ 1.9 million, or 107%. This decline was primarily attributable to lower revenue, but it was also impacted by higher costs incurred in connection with supporting existing direct-selling organization customers.

•
Operating expenses for the year were $8.8 million, a decrease from 2008 of $2.9 million, or 25%. A significant portion of this increase was a loss on impairment of intangible assets of $3.7 million that we recognized in 2008. The remaining increase was in research, development, sales and marketing expenses.

•	Our loss from operations for the year was $8.9 million, a decrease from 2008 of $950,000, or 9%. Net loss per basic and fully diluted share was $0.52 in 2009 compared to $0.55 in 2008.

•
Cash and cash equivalents at December 31, 2009 were $120,000 compared to $19,000 at December 31, 2008. The primary reason for this increase is that in 2009, we received subscription revenue at the end of the accounting period.

•
In the third quarter of 2008, we began capitalizing the costs associated with our new industry-standard platform and continued capitalization of expenses until the first release in the second half of 2009.

Business Outlook

We believe that the current economic recession will spawn a record number of new, highly fragmented and underserved small businesses seeking low-cost tools and applications to help them operate. We also believe that trade organizations and other membership- or subscription-driven agencies and companies will recognize an increased need for customer retention and will look for new and innovative ways to achieve this. Both of these events could increase our ability to obtain new channel partners and end-user businesses in 2010. However, we also believe that competition for Internet-delivered business solutions will increase. We anticipate focusing on the following key areas, among others, during 2010 in response to these opportunities and competitive environment:

•
Investment in technology, product development, and infrastructure.  We plan to enhance our industry-standard platform in 2010 and increase the number of applications for our business tools and continue the development of our products for the not-for-profit industry. In addition, we expect to continue investing in our production server infrastructure to ensure scalability and reliability through load balancing and redundancy as users are added.

•
Investment in marketing.  In 2008 and 2009, we began to shift our focus from development to sales and marketing of our products. We expect to increase this effort in 2010 through public relations, attendance at trade shows, print and electronic advertisements, e-mail marketing, white-paper placement, webcasts, blogging, and paid search, among other tactics.

•	Expansion of our sales channels. We intend to expand our sales force and channel partner relationships to reach more small-business end users.

•
Continuation of operating improvements.  We continue to streamline our operations in an effort to reduce cash burn, reach profitability, and improve efficiencies. We will continue to focus on this critical area in 2010 by questioning current practices, closely scrutinizing actual-to-budget variances to identify deviations early, and realigning the business as required to meet the needs of our operations.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the periods indicated:

	2009		2008
	Dollars	% of Revenue	Dollars	% of Revenue
Total revenues	$1,419,502	100.00%	$3,879,179	100.00%
Cost of revenues	1,544,861	108.83%	2,021,489	52.11%

Gross (loss) profit	$(125,359)	(8.83)%	$1,857,690	47.89%

Operating expenses	8,772,163	617.97%	11,705,668	301.76%

Loss from operations	$(8,897,522)	(626.81)%	$(9,847,978)	(253.87)%

Other income (expense), net	(643,349)	(45.32)%	(204,171)	(5.26)%

Net loss	$(9,540,871)	(672.13)%	$(10,052,149)	(259.13)%

Net loss per common share	$(.52)		$(0.55)

Revenues

Revenues for 2009 and 2008 comprise the following:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Subscription fees	$756,233	$1,587,942	$(831,709)	(52.38)%
Professional service fees	335,079	1,859,154	(1,524,075)	(81.98)%
License fees	45,000	26,250	18,750	71.43%
Hosting fees	156,053	259,675	(103,622)	(39.90)%
Other revenue	127,137	146,158	(19,021)	(13.01)%
Total revenues	$1,419,502	$3,879,179	$(2,459,677)	(63.41)%

Revenues decreased 63% to $1.4 million in 2009 from $3.9 million in 2008. Our overall decrease in revenues was the result of decreased professional service and subscription fees.  Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees for 2009 and 2008 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Subscription fees	$756,233	$1,587,942	$(831,709)	(52.4)%
Percent of total revenues	53.3%	40.9%

Revenue from subscription fees decreased 52% to $756,000 in 2009 from $1.6 million in 2008. This decrease is primarily attributable to the loss of a direct-selling organization customer.

Professional Service Fees

Revenues from professional service fees for 2009 and 2008 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Professional service fees	$335,079	$1,859,154	$(1,524,075)	(82.0)%
Percent of total revenues	23.6%	47.9%

Revenue from professional service fees decreased 82% to $335,000 in 2009 from $1.9 million in 2008. This decrease was due to a decrease in customers requesting additional project consulting services for their web initiatives and the loss of a major customer in 2009.

License Fees

Revenues from license fees for 2009 and 2008 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
License fees	$45,000	$26,250	$18,750	71.4%
Percent of total revenues	3.2%	0.7%

Revenue from license fees increased 71% to $45,000 in 2009 from $26,000 in 2008. License fee revenue recognized in 2009 comprised the receipt of fees from a license that commenced in June 2008.  We expect that license fees will continue to represent a small percentage of our revenues in future years as we focus on increasing our subscription fees revenue derived from our SaaS applications.

Hosting Fees

Revenues from hosting fees for 2009 and 2008 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Hosting fees	$156,053	$259,675	$(103,622)	(39.9)%
Percent of total revenues	11.0%	6.7%

Hosting fees for 2009 decreased to $156,000 from $260,000 due to the loss of a major customer during 2009.

Other Revenue

Revenues from other sources for 2009 and 2008 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Other revenue	$127,137	$146,158	$(19,021)	(13.0)%
Percent of total revenues	8.9%	3.8%

Revenue from non-core activities decreased 13% to $127,000 in 2009 from $146,000 in 2008. This decrease is primarily attributable to a reduction in commissions derived from an existing customer.

Cost of Revenues

Cost of revenues for 2009 and 2008 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Cost of revenues	$1,544,861	$2,021,489	$(476,628)	(23.6)%
Percent of total revenues	108.8%	52.1%

Cost of revenues decreased 24% to $1.5 million in 2009 from $2.0 million in 2008. This decrease is primarily the result of the reduction in labor costs incurred due to the loss of a significant customer in 2009.

Operating Expenses

Operating expenses for 2009 and 2008 comprise the following:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
General and administrative	$4,554,435	$4,315,901	$238,534	5.5%
Sales and marketing	887,999	1,736,064	(848,065)	(48.9)%
Research and development	586,254	1,951,562	(1,365,308)	(69.9)%
Loss on impairment of intangible assets	626,685	3,702,141	(3,075,456)	(83.1)%
Loss on legal settlements	2,139,364	-	2,139,364	100.0%
(Gain) on disposal of assets, net	(22,574)		(22,574)	(100.0)%
Total operating expenses	$8,772,163	$11,705,668	$(2,933,505)	(25.1)%

Operating expenses decreased 25% to $8.8 million in 2009 from $11.7 million in 2008. This decrease was, in part related to the reduction in workforce, resulting in a reduction of compensation related expenses of $2 million and the reduction in the amount of loss on impairment of assets $3.1 million offset by the increase in bad debt expense associated with advancement of legal fees totaling $1.8 million.

General and Administrative

General and administrative expenses for 2009 and 2008 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
General and administrative	$4,554,435	$4,315,901	$238,534	5.5%
Percent of total revenues	320.8%	111.3%

General and administrative expenses increased 5% to $4.6 million in 2009 from $4.3 million in 2008. The expenses remained relatively flat between 2009 and 2008 as significant decreases in compensation costs of $1,045,000 due to reductions in headcount, the reduction  of amortization expense of $270,000 and decrease in legal expenses of $58,000 offset by an increase in the amount of bad debt of $1.8 million due to the obligation to advance legal fees for former officer and employee of the Company which are likely not to be repaid.

Sales and Marketing

Sales and marketing expenses for 2009 and 2008 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Sales and marketing	$887,999	$1,736,064	$(848,065)	(48.9)%
Percent of total revenues	62.6%	44.8%

Sales and marketing expenses increased 49% to $.9 million in 2009 from $1.7  million in 2008. This decrease is primarily attributable to $310,000 in revenue-sharing arrangements with a former channel partners plus a decrease in employee compensations costs of $309,000 and the reduction of business travel and public relations costs.

Research and Development

Research and development expenses for 2009 and 2008 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Research and development	$586,254	$1,951,562	$(1,365,308)	(70.0)%
Percent of total revenues	41.3%	50.3%

Research and development expenses decreased 70% to $.6 million in 2009 from $2.0  million in 2008. This net decrease is primarily attributable to a decrease of $427,000 in outside contractor fees, a reduction of wages and benefits of $229,000 and the reallocation of development costs of $609,000 to the cost of revenue category as product is released to the marketplace.

Loss on Impairment of Intangible Assets

On a periodic basis, we review our long-lived assets, including intangible assets, for possible impairment. Loss on impairment of intangible assets for 2009 and 2008 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Loss on impairment of intangible assets	$626,685	$3,702,141	$(3,075,456)	(83.1)%
Percent of total revenues	44.1%	95.4%

The loss on impairment of intangible assets in 2009 decreased to $627,000 from $3.7 million in 2008.  The decrease is due to the fact that our write-offs of value of intangible assets in 2009 were significantly less than those in 2008.  In 2009, we recognized a loss of the intangible value of assets associated with a major customer account, since it is no longer a client as well as the value of intangibles from another client that no longer generates a significant revenue stream.  In 2008, we determined that our iMart trade name was impaired because its carrying value of $1,155,499 exceeded future discounted cash flows of $150,000, calculated using the relief-from-royalty method. As a result, we recognized a loss on impairment of intangible assets in the amount of $1,005,499 as an operating expense in 2008. We also determined that goodwill of $2,696,642 associated with our acquisition of iMart was fully impaired due to a number of reasons, including the shutdown in 2008 of iMart’s Grand Rapids, Michigan facility and the termination of all its employees; the consolidation of our technology platforms; the deterioration in value of our underlying stock that contributed to the initial value of goodwill; and general economic and market conditions. As a result, we also recognized a loss on impairment of intangible assets for this amount as an operating expense in 2008.

Loss on legal settlements

Loss on legal settlements for 2009 and 2008 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Loss on legal settlements	$2,139,364	$-	$2,139,364	100.0%
Percent of total revenues	55.2%	-%

The loss on legal settlements is primarily attributable to the recognition of the loss derived from the tentative settlement reached on the Class Action lawsuit that was filed against the Company in 2007.

(Gain) on disposal of assets

(Gain) on disposal of assets for 2009 and 2008 are as follows:

	Years Ended December 31,			Year-Over-Year Change
	2009	2008		Dollars	Percent
(Gain) on disposal of assets	$(22,574)	$		$(22,574)	100.0%
Percent of total revenues	1.6%		%

During 2009, we sold computer equipment to a former customer and recognized a gain.
`
Other Income (Expense)

Other income (expense) for 2009 and 2008 comprise the following:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Interest expense, net	$(643,349)	$(633,014)	$(10,335)	(1.6)%
Gain on legal settlements, net	-	411,710	(411,710)	(100.0)%
Other income	-	17,133	(17,133)	(100.0)%
Total other expense	$(643,349)	$(204,171)	$(439,178)	(215.0)%

Net other expense increased 215% to $643,000 in 2009 from $204,000 in 2008. This net increase was primarily due to the fact that the Company had no significant gains from legal settlements.  Select items are discussed in detail below.

Interest Expense, Net

Interest expense, net of interest income, for 2009 and 2008 is as follows:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Interest expense, net	$643,349	$633,014	$10,335	1.6%
Percent of total revenues	45.3%	16.3%

Net interest expense increased 2% to $643,000 in 2009 from $633,000 in 2008 due primarily to an increase in convertible bond interest of $23,000, offset by an increase in interest income of $13,000 in 2009.

Gain on Legal Settlements, Net

Gain on legal settlements, net for 2009 and 2008 is as follows:

	Years Ended December 31,		Year-Over-Year Change
	2009	2009	Dollars	Percent
Gain on legal settlements, net	$-	$411,710	$(411,710)	(100.0)%
Percent of total revenues	-%	10.6%

The 2008 gain is related to the $395,000 in legal expense reimbursements that we received in 2008 from our directors’ and officers’ insurance carrier related to previously disclosed SEC matters.

Other Income

Other income for 2009 and 2008 is as follows:

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Other income	$-	$17,133	$(17,133)	(100.0)%
Percent of total revenues	-%	.44%

The Company had no other income in 2009 compared to the $17,000 of other income in 2008.

Provision for Income Taxes

We did not record a provision for income tax expense in 2009 or 2008 because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for 2009 or 2008 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding our ability to realize deferred tax assets to warrant a full valuation allowance in our financial statements. As of December 31, 2009, we had approximately $53 million in net operating loss carryforwards, which may be utilized to offset future taxable income.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures and debt service. As of December 31, 2009, our principal sources of liquidity were cash and cash equivalents totaling $120,000 and current accounts receivable of $13,000, as compared to $19,000 of cash and cash equivalents and $185,000 in accounts receivable as of December 31, 2008. As of December 31, 2009, we had drawn approximately $1.9 million on the $2.47 million line of credit, leaving approximately $570,000 available under the line of credit for our operations. Deferred revenue at December 31, 2009 was $46,000 as compared to $391,000 at December 31, 2008.

As of April 8, 2010, our principal sources of liquidity were cash and cash equivalents totaling approximately $583,000 and no accounts receivable. In addition, we had drawn approximately $1.8 million on the Paragon line of credit, leaving approximately $625,000 available under the line of credit to fund future operations. As of April 8, 2010, we also have the ability to call up to approximately $4.65 million of additional funding from our convertible noteholders.

Cash Flows

During the year ended December 31, 2009, our working capital deficit increased by approximately $3,586,000 to $6,575,000 from a working capital deficit of $2,989,000 at December 31, 2008. As described more fully below, the working capital deficit at December 31, 2009 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.

Cash Flows from Operating Activities

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Net cash used in operating activities	$3,821,193	$5,041,255	$(1,220,062)	(24)%

Net cash used in operating activities decreased 24% to $3.8 million in 2009 from $5.0 million in 2008. This decrease is primarily attributable to the 2008 increase in prepaid expenses due to the prepayment of 36 months of rent at our new headquarters facility, an increase in notes receivable, and decreases in outstanding accounts receivable, other assets, accounts payable, and deferred revenue.

Cash Flows from Investing Activities

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Net cash used in investing activities	$158,765	$578,405	$(419,640)	(73)%

Net cash used in investing activities decreased 73% to $159,000 in 2008 from $578,000 in 2008. This decrease is attributable to the reduction in purchases of furniture and equipment and capitalization of software in 2009 as compared to 2008 when we acquired $331,000 of furniture and computer equipment in connection with the relocation to our new headquarters facility and the capitalized software costs of $261,000 related to our industry-standard platform.

Cash Flows from Financing Activities

	Years Ended December 31,		Year-Over-Year Change
	2009	2008	Dollars	Percent
Net cash provided by financing activities	$4,081,153	$2,164,303	$1,916,850	89%

Net cash provided by financing activities increased 89% to $4 million in 2009 from $2.2 million in 2008. This increase is primarily due to cash raised in 2009 from additional borrowing from bondholders.

The net cash in 2008 from our financing activities was generated through both equity and debt financing, as described below.

Equity Financing. In a transaction that closed on February 21, 2007, we sold an aggregate of 2,352,941 shares of our common stock to two new investors, or the Investors. The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement, or the SPA, between us and each of the Investors. The aggregate gross proceeds to us were $6 million, and we incurred issuance costs of approximately $667,000.   Under the SPA, the Investors were issued warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants expired February 21,2010.

Debt Financing.  In November 2006, we established a $1.3 million revolving credit arrangement with Wachovia Bank, NA (“Wachovia”) to be used for general working capital purposes, which we increased to $2.5 million in January 2007. The line of credit was secured by our deposit account at Wachovia and an irrevocable standby letter of credit issued by HSBC with Atlas, a current stockholder and affiliate, as account party. Any advances made on the line of credit were to be paid off no later than August 1, 2008. On February 15, 2008, we repaid the full outstanding principal balance of $2,052,000 and accrued interest of $2,890 outstanding under the line of credit, and our deposit account and the irrevocable standby letter of credit were both released by Wachovia.

On February 20, 2008, the Company entered into a new revolving credit arrangement with Paragon and delivered to Paragon a secured promissory note, dated February 20, 2008 (the “Paragon Note”).  The Paragon Note was renewed as of February 22, 2010, pursuant to the Modification Agreement, dated February 25, 2010 (the “Modification Agreement”) between Paragon and the Company, which extended the maturity date from February 11, 2010 to August11, 2010 and changed the interest rate on the Paragon Note from a variable annual rate equal to The Wall Street Journal Prime Rate, with a floor of 5.50%, to a fixed annual rate of 6.50%.  The total line of credit advanced by Paragon remains $2.5 million and can be used for general working capital.  The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party, with an expiration date of September 17, 2010, which was extended from the prior expiration date of February 18, 2010.

As an incentive for the letter of credit from Atlas to secure the Wachovia line of credit, we had entered into a stock purchase warrant and agreement with Atlas. Under the terms of the agreement, Atlas received a warrant to purchase up to 444,444 shares of our common stock at $2.70 per share within 30 business days of the termination of the Wachovia line of credit or if we are in default under the terms of the line of credit with Wachovia. In consideration for Atlas providing the letter of credit to Paragon, we agreed to amend the agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if we are in default under the terms of the line of credit with Paragon.

Furthermore, in connection with establishing the Paragon line of credit, Atlas and the Company entered into a Reimbursement Agreement, dated November 14, 2006 (as amended, the “Reimbursement Agreement”) to provide that, in the event of a default by the Company in the repayment of the Paragon Note that results in the letter of credit being drawn, the Company will reimburse Atlas any sums that Atlas is required to pay under the letter of credit in either cash or stock, at the Company’s election.  On January 19, 2010, Atlas and the Company entered into the Second Amendment to the Reimbursement Agreement (the “Second Amendment”) to provide that at the sole discretion of Atlas, any such payments to Atlas may be made in cash, common stock of the Company, or convertible reimbursement notes.

As previously reported in the Company’s filings with the Securities and Exchange Commission, Atlas is a beneficial owner of 10% or more of the Common Stock of the Company, and the holder of a majority of the aggregate outstanding principal amount (the “Requisite Percentage Holder”) of the convertible secured subordinated notes (the “Notes”) under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007 (as amended, the “Note Purchase Agreement”), between the Company and the convertible noteholders, under which the Company is entitled to elect to sell to the convertible noteholders, and the convertible noteholders are obligated to buy, Notes.  The terms of the Note Purchase Agreement and the Notes were previously described, as applicable, in the Form 10-Q filed by the Company on November 14, 2007, and the Forms 8-K filed by the Company on November 21, 2008, February 25, 2009 and March 8, 2010.

The Company entered into the Second Amendment in partial consideration for a waiver from the Requisite Percentage Holder. Sales of Notes to the convertible noteholders are subject to certain conditions, including the absence of events or conditions that could reasonably be expected to have a material adverse effect on the ability of the Company to perform its obligations under the Note Purchase Agreement. The agent for the convertible noteholders had advised the Company that the Company’s obligations to Dennis Michael Nouri and Reza Eric Nouri may constitute such a material adverse effect. However, Atlas, as the Requisite Percentage Holder, advised the Company that it would be willing to waive the foregoing funding conditions relating to the judgment if, and for so long as, the Nouris do not actively pursue enforcement of such judgment, and, in addition, if the Company entered into the Second Amendment.

On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of Notes (the “Initial Notes”). In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal of Notes in future closings upon approval and call by our Board of Directors. On August 12, 2008, we exercised our option to sell $1.5 million aggregate principal of additional Notes (the “Additional Notes”) to existing noteholders, with substantially the same terms and conditions as the Initial Notes. In connection with the sale of the Additional Notes, the noteholders holding a majority of the aggregate principal amount of the Notes then outstanding agreed to increase the aggregate principal amount of Notes that they are committed to purchase from $8.5 million to $15.3 million. On November 21, 2008, we sold $500,000 aggregate principal amount of additional Notes due November 14, 2010, to two new convertible noteholders, with substantially the same terms and conditions as the Initial Notes and the Additional Notes. At December 31, 2008, $5.3 million aggregate principal amount of Notes were outstanding.

On January 6, 2009, the Company sold $500,000 aggregate principal amount of Notes to Atlas, on substantially the same terms and conditions as the previously issued Notes.

On February 24, 2009, the Company sold $500,000 aggregate principal amount of Notes to Atlas on substantially the same terms and conditions as the previously issued Notes. On the same date, the noteholders holding a majority of the aggregate principal amount of the Notes outstanding agreed that the Company may sell up to $6 million aggregate principal amount of Additional Notes to new convertible noteholders or existing noteholders at any time on or before December 31, 2009 with a maturity date of November 14, 2010 or later. In addition, the maturity date definition for each of the Notes was changed from November 14, 2010 to the date upon which the note is due and payable, which is the earlier of (1) November 14, 2010, (2) a change of control, or (3) if an event of default occurs, the date upon which noteholders accelerate the indebtedness evidenced by the Notes. The formula for calculating the conversion price of the Notes was also amended such that the conversion price of each outstanding note and any additional note sold in the future would be the same and set at the lowest applicable conversion price, as described below.

On each of April 3, 2009 and June 2, 2009, the Company sold a Note in the principal amount of $500,000 to Atlas on substantially the same terms and conditions as the previously issued Notes.  On each of July 16, 2009, August 26, 2009, September 8, 2009, and October 5, 2009, the Company sold a Note in the principal amount of $250,000 to Atlas on substantially the same terms and conditions as the previously issued Notes.  On October 9, 2009, the Company sold a Note in the principal amount of $250,000 to UBP, Union Bancaire Privee, an existing noteholder, on substantially the same terms and conditions as the previously issued Notes.  On November 6, 2009, the Company sold a Note to Atlas in the principal amount of $500,000, on December 23, 2009 the Company sold a Note to Atlas in the principal amount of $750,000, and on February 11, 2010, the Company sold a Note to Atlas in the principal amount of $500,000, all upon substantially the same terms and conditions as the previously issued Notes

On March 5, 2010, the Company and the Requisite Percentage Holder, among other convertible noteholders, entered into the Fourth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Second Amendment to Convertible Secured Subordinated Promissory Notes and Third Amendment to Registration Rights Agreement (the “Fourth Amendment”).  The Fourth Amendment extends the original maturity date of the Notes from November 14, 2010 to November 14, 2013, and amends the Note Purchase Agreement and the Registration Rights Agreement, dated November 14, 2007, to reflect this extension, as reported on the Form 8-K filed by the Company on March 10, 2010.

On April 1, 2010, the Company sold a Note to Atlas in the principal amount of $350,000, due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.

On the earlier of the maturity date of November 14, 2013 or a merger or acquisition or other transaction pursuant to which our existing stockholders hold less than 50% of the surviving entity, or the sale of all or substantially all of our assets, or similar transaction, or event of default, each noteholder in its sole discretion shall have the option to:

•	convert the principal then outstanding on its notes into shares of our common stock, or

•	receive immediate repayment in cash of the notes, including any accrued and unpaid interest.

If a noteholder elects to convert its Notes under these circumstances, the conversion price will be the lowest “applicable conversion price” determined for each Note. The “applicable conversion price” for each Note shall be calculated by multiplying 120% by the lowest of

•	the average of the high and low prices of the Company’s common stock on the OTC Bulletin Board averaged over the five trading days prior to the closing date of the issuance of such Note,

•
if the Company’s common stock is not traded on the Over-The-Counter market, the closing price of the common stock reported on the Nasdaq National Market or the principal exchange on which the common stock is listed, averaged over the five trading days prior to the closing date of the issuance of such Note, or

•
the closing price of the Company’s common stock on the OTC Bulletin Board, the Nasdaq National Market, or the principal exchange on which the common stock is listed, as applicable, on the trading day immediately preceding the date such Note is converted, in each case as adjusted for stock splits, dividends or combinations, recapitalizations, or similar events.

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

The Notes and the common stock into which they may be converted have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the Notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors.  The noteholders of the Initial Notes include (i) The Blueline Fund, or Blueline, which originally recommended Philippe Pouponnot, one of our former directors, for appointment to the Board of Directors; (ii) Atlas, an affiliate that originally recommended Shlomo Elia, one of our current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd., which is owned by Doron Roethler, the former Chairman of our Board of Directors and former Interim Chief Executive Officer and who currently serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of our directors and executive officers. The noteholders of the Additional Notes are Atlas and Crystal Management Ltd. The noteholders the New Notes are not affiliated with the Company.

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

No fees are payable in connection with the offering of Notes.

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional Notes, and bank lines of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit (which expires August 2010, as described above), placement of a new line of credit and additional issuances of notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.  If the tentative Class Action settlement is finalized, current shareholders will be further diluted due to the issuance of an additional 1,475,000 shares of common stock pursuant to the terms of the tentative agreement.

Going Concern

Our independent registered public accountants have issued an explanatory paragraph in their report included in this Annual Report on Form 10-K for the year ended December 31, 2009 in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Recent Developments

To fill a vacancy in the Board of Directors (the “Board”), the members of the Board unanimously appointed Amir Elbaz as a director of the Company, effective January 15, 2009, to serve until his successor is duly elected and qualified.

Mr. Elbaz currently advises technology and renewable energy companies on business strategy, restructuring and business development initiatives.  Mr. Elbaz served as the Executive Vice President & Chief Financial Officer of Lithium Technology Corporation (“LTC”) until November 2008.  Mr. Elbaz joined LTC in 2006 to oversee finances and marketing, as well as business development.

On January 19, 2010, the Company and Atlas entered into the Second Amendment to the Reimbursement Agreement.  Atlas previously procured a letter of credit in favor of Paragon Commercial Bank (“Paragon”) to serve as security under the Company’s revolving credit arrangement between the Company, as borrower, and Paragon, as lender. The Reimbursement Agreement sets forth the terms by which Atlas may be reimbursed by the Company for any drawdowns by Paragon on the letter of credit. The Second Amendment provides that Atlas may elect, in its sole discretion, to be reimbursed by the Company for any such drawdowns in either common stock of the Company, bonds, or cash.  Prior to such amendment, the Reimbursement Agreement allowed the Company to reimburse Atlas in either cash or stock, at the Company’s election.

Atlas is a beneficial owner of 10% or more of the Common Stock of the Company, and a convertible noteholder of Notes under the Note Purchase Agreement, under which the Company is entitled to elect to sell to the noteholders, and the noteholders are obligated to buy convertible promissory Notes.  The terms of the Note Purchase Agreement and the Notes are described in Footnote 6 to the Financial Statements.

The Company entered into the Second Amendment in consideration for a waiver from the noteholders. Sales of Notes to the noteholders are subject to certain conditions, including the absence of events or conditions that could reasonably be expected to have a material adverse effect on the ability of the Company to perform its obligations under the Note Purchase Agreement. The agent for the convertible noteholders has advised the Company that the Company’s obligations to Dennis Michael Nouri and Reza Eric Nouri, former officers of the Company who have obtained a judgment against the Company for the advancement of expenses incurred by them in connection with their defense of certain criminal and civil actions, may constitute such a material adverse effect. However, Atlas, as the Requisite Percentage Holder, advised the Company that it would be willing to waive the foregoing funding conditions relating to the judgment if, and for so long as, the Nouris do not actively pursue enforcement of such judgment, and, in addition, if the Company entered into the Second Amendment.

On February 11, 2010, the Company sold an additional convertible secured subordinated Note due November 14, 2010 in the principal amount of $500,000 to a current noteholder upon substantially the same terms and conditions as the previously issued Notes.  (See Note 6 to the Financial Statements)

On March 5, 2010, the Company entered into the Fourth Amendment with the holders of a majority of the aggregate outstanding principal amount of the Notes issued by the Company under the Note Purchase Agreement.  The Fourth Amendment extends the original maturity date of the Notes from November 14, 2010 to November 14, 2013, and amends the Note Purchase Agreement, the Notes and the Registration Rights Agreement, dated November 14, 2007, to reflect this extension.

On April 1, 2010, the company sold a Note due November 14, 2013 in the principal amount of $350,000 to a current noteholder upon substantially the same terms and conditions as the previously issued Notes.

On February 25, 2010, the Company entered into a Modification Agreement with Paragon, with an effective date of February 22, 2010, relating to the Paragon Note, delivered by the Company to Paragon in the maximum principal amount of $2,500,000.  The Modification Agreement (i) extends the maturity date of the Paragon Note from February 11, 2010 to August 11, 2010, and (ii) changes the interest rate from a variable annual rate equal to The Wall Street Journal Prime Rate, with a floor of 5.50%, to a fixed annual rate of 6.50%.  The Company has been advised that, effective January 28, 2010, the expiration date of the standby letter of credit in the amount of $2,500,000 issued by HSBC securing the Paragon Note has been extended from February 18, 2010 to September 17, 2010.

On March 26, 2010, the Board of Directors authorized grants of stock options and restricted stock to certain directors of the Company pursuant to the Company's 2004 Equity Compensation Plan, as follows:

Amir Elbaz received a grant of non-qualified stock options to acquire up to 20,000 shares of common stock at an exercise price of $1.14 per share, representing fair market value on the date of grant. The options vest quarterly in 25% increments, commencing June 30, 2010.

Dror Zoreff received a grant of non-qualified stock options to acquire up to 30,000 shares of common stock at an exercise price of $1.14 per share, representing fair market value on the date of grant. The options vest quarterly in 25% increments, commencing June 30, 2010.

Shlomo Elia received a grant of 10,000 shares of restricted stock, whose transfer restrictions lapse quarterly in 25% increments, commencing June 30, 2010.

In late March 2010, the Company reached an agreement in principal and tentative settlement with the lead plaintiff in the class action lawsuit brought against the Company and certain of its current and former officers and directors, as described in Note 7 to the Financial Statements, “Commitments and Contingencies.”

On March 2, 2010, Nottingham Hall LLC, the primary landlord for the office space occupied by the Company under a sublease between our Company and Advantis Real Estate Services Company (Advantis), filed a Complaint in Summary Ejectment against Advantis and our Company.  The suit seeks to recoup the funds not paid by Advantis over term of the original lease between Nottingham Hall LLC and Advantis in the amount of $121,000.  Representatives for Nottingham Hall LLC have indicated that Advantis has defaulted on the terms of the lease and Nottingham Hall is now pursuing our Company for the differential in rent between our prepaid negotiated amount and the total actually due from Advantis.  We are currently negotiating a settlement in the matter.

The Company entered into a license agreement with a customer in December 2009 that included the payment of a monthly license fee of $30,000 starting in December 2009.  The customer informs us that they are unable to make the monthly payments as they have not raised the additional capital required to continue their operations.  We have not recognized any revenue in 2009 associated with these license fees.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Smart Online, Inc.

We have audited the accompanying consolidated balance sheets of Smart Online, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 13 to the financial statements, the Company has restated its 2008 financial statements due to a previous accounting policy error related to revenue recognition and impairments of intangible assets. Previously, revenue earned as an agent was not recognized in conformity with accounting principles generally accepted in the United States of America which require revenue earned as an agent to be reported net of amounts to be paid to others. The restatement results in previously stated portions of subscription revenue of $1,611,290 being reduced by $1,095,828 with corresponding reductions in certain marketing expense.  In addition, the Company recorded an additional impairment charge of $230,000 related to the carrying value of its trade name.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Raleigh, North Carolina
April 15, 2010

SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$119,796	$18,602
Accounts receivable, net	13,056	184,930
Unbilled receivable	-	60,000
Prepaid expenses	240,840	289,372
Total current assets	373,692	552,904
Property and equipment, net	258,450	365,993
Capitalized software, net	450,782	261,221
Unbilled receivable, non-current	-	372,317
Prepaid expenses, non-current	110,700	258,301
Intangible assets, net	150,000	1,180,245
Other assets	2,496	1,736
TOTAL ASSETS	$1,346,120	$2,992,717

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$518,309	$398,237
Notes payable	1,964,281	2,341,177
Deferred revenue	40,115	323,976
Accrued liabilities - Nouri	1,802,379	-
Accrued liabilities	2,623,959	478,917
Total current liabilities	6,949,043	3,542,307
Long-term liabilities:
Notes payable	9,785,255	5,327,211
Deferred revenue	5,601	67,353
Total long-term liabilities	9,790,856	5,394,564
Total liabilities	16,739,899	8,936,871
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,332,542 and 18,333,601 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	18,333	18,334
Additional paid-in capital	67,036,836	66,945,588
Accumulated deficit	(82,448,948)	(72,908,076)
Total stockholders’ equity (deficit)	(15,393,779)	(5,944,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,346,120	$2,992,717

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2008
REVENUES:
Subscription fees	$756,233	$1,587,942
Professional service fees	335,079	1,859,154
License fees	45,000	26,250
Hosting fees	156,053	259,675
Other revenue	127,137	146,158
Total revenues	1,419,502	3,879,179

COST OF REVENUES	1,544,861	2,021,489

GROSS PROFIT (LOSS)	(125,359)	1,857,690

OPERATING EXPENSES:
General and administrative	4,554,435	4,315,901
Sales and marketing	887,999	1,736,064
Research and development	586,254	1,951,562
Loss on impairment of intangible assets	626,685	3,702,141
Loss on legal settlements	2,139,364	-
(Gain) on disposal of assets, net	(22,574)	-

Total operating expenses	8,772,163	11,705,668

LOSS FROM OPERATIONS	(8,897,522)	(9,847,978)

OTHER INCOME (EXPENSE):
Gain on legal settlements, net	-	411,710
Interest expense, net	(643,349)	(633,014)
Other income	-	17,133

Total other expense	(643,349)	(204,171)

NET LOSS	$(9,540,871)	$(10,052,149)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.52)	$(0.55)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and fully diluted	18,332,542	18,309,771

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,540,871)	$(10,052,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	502,881	825,846
Amortization of deferred financing costs	-	301,249
Bad debt expense	2,129,198	430,505
Stock-based compensation	92,339	424,513
Gain on disposal of assets	(22,574)	(3,730)
Loss on impairment of intangible assets	626,685	3,702142
Changes in assets and liabilities:
Accounts receivable	228,451	199,667
Unbilled receivables	(3,167,538)	(152,317)
Prepaid expenses	196,132	(456,787)
Other assets	(762)	58,575
Accounts payable	1,534,153	(230,133)
Deferred revenue	(345,614)	(185,788)
Accrued and other expenses	3,946,326	97,152
Net cash used in operating activities	(3,821,193)	(5,041,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,565)	(330,748)
Proceeds from sale of furniture and equipment	45,362	13,564
Capitalized software	(189,562)	(261,221)
Net cash used in investing activities	(158,765)	(578,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	11,284,045	8,780,303
Repayments of debt borrowings	(7,202,892)	(6,713,500)
Issuance of common stock, net of costs	-	97,500
Net cash provided by financing activities	4,081,153	2,164,303

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101,194	(3,455,357)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,602	3,473,959
CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,796	$18,602

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$657,644	$360,692
Income Taxes	$-	$40,367
Supplemental schedule of non-cash financing activities:
Conversion of debt to equity	$-	$228,546
Assets acquired under capital lease	$200,000	$48,214
Shares issued in settlement of notes payable	$-	$-

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock
	Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Totals
BALANCES, DECEMBER 31, 2007	$18,159,768	18,160	$66,202,179	$(62,855,928)	$3,364,411
Exercise of options	206,069	206	97,294	-	97,500
Issuance of common stock, net of expenses	19,608	20	228,527	-	228,547
Equity-based compensation	70,000	70	424,443	-	424,513
Cancellations of unvested restricted share issuances and forfeitures for payment of tax obligations	(121,844)	(122)	(6,855)	-	(6,977)
Net loss				(10,052,149)	(10,052,149)
BALANCES, DECEMBER 31, 2008	$18,333,601	18,334	$66,945,588	$(72,908,077)	$(5,944,155)
Exercise of options	-	-	-	-
Issuance of common stock, net of expenses				-
Equity-based compensation			92,340	-	92,340
Cancellations of unvested restricted share issuances and forfeitures for payment of tax obligations	(1,059)	(1)	(1,092)	-	(1,093)
Net loss				(9,540,871)	(9,540,871)
BALANCES, DECEMBER 31, 2009	$18,332,542	18,333	$67,036,836	$(82,448,948)	$(15,393,779)

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.	SUMMARY OF BUSINESS AND DESCRIPTION OF GOING CONCERN

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2009 and 2008, the Company incurred net losses as well as negative cash flows, is involved in a class action lawsuit (See Note 7, “Commitments and Contingencies”), and at December 31, 2009, had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. At December 31, 2009, the Company does have a commitment from its secured subordinated noteholders to purchase up to an additional $5.5 million in convertible notes, of which $850,000 was issued through April 15, 2010 (footnote 12). The Company’s future plans include the introduction of its new industry-standard platform, the development of additional new products and applications, and further enhancement of its existing small-business applications and tools.

2.	SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Company’s fiscal year ends December 31. References to fiscal 2009, for example, refer to the fiscal year ending December 31, 2009.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US. GAAP”) requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued, the period over which revenue is generated and the determination of allowances on our deferred tax assets. Actual results could differ materially from those estimates.

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

Property and Equipment  On September 4, 2009 we sold our computer hardware, furniture and fixtures and office equipment (“personal property”) to our note holders in exchange for a reduction in the outstanding note balances of $200,000.  The personal property and equipment was then leased back from the note holders under a ten (10) year lease.  The leased assets are capitalized and depreciated.  Personal property and equipment are stated at the cost, as established under the lease and are depreciated over the term of the lease using the straight-line method.   We continue to own and depreciate leasehold improvements that are stated at cost and depreciated over the term of the office lease as follows:

Computer hardware	10 years
Computer software	10 years
Furniture and fixtures	10 years
Office equipment	10 years
Leasehold improvements	Shorter of the estimated useful life or the lease term

Intangible Assets and Goodwill - Intangible assets consist  of the iMart trade name  obtained through the acquisition of iMart Incorporated (“iMart”). The Company also owns several copyrights and trademarks related to products, names, and logos used throughout its non-acquired product lines. All assets are amortized on a straight-line basis over their estimated useful lives with the exception of the iMart trade name, workforces in place, and goodwill, which are deemed by management to have indefinite lives and are not amortized.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets in accordance with US GAAP. Long-lived assets are reviewed for possible impairment at the earlier of annually in the fourth quarter or whenever events or changes in circumstances indicate that, the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the asset fair value. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount exceeds the fair value and is recognized as an operating expense in the period in which the determination is made. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods.

In 2009, management determined that the values assigned to two of  its customer bases acquired  through the iMart acquisition were now impaired because its carrying value of $626,685 exceeded future estimated fair values.   As a result, a loss on impairment of intangible assets in the amount of $626,685 was recognized as an operating expense in 2009.

In 2008, management determined that its iMart trade name was impaired because its carrying value of $1,155,499 exceeded its fair value of $150,000, calculated using the relief-from-royalty method. As a result, a loss on impairment of intangible assets in the amount of $1,155,499was recognized as an operating expense in 2008. However, because the Company intends to continue to use the iMart trade name and branding in sales and marketing activities indefinitely, management concluded that an indefinite life was still appropriate.

The Company evaluates the recoverability of goodwill in accordance with US GAAP, at the earlier of annually in the fourth quarter or whenever events or changes in circumstances indicate that, the balance may not be recoverable. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations including changes that restrict the activities of the acquired business, a change in the strategic direction of the Company, and a variety of other circumstances.

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

Revenue Recognition -  The Company derives revenue primarily from subscription fees charged to customers accessing its SaaS applications; professional service fees, consisting primarily of consulting; the perpetual or term licensing of software platforms or applications; and hosting and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. Because the Company licenses, sells, leases, or otherwise markets computer software, it uses the residual method pursuant to US GAAP. This method allows the Company to recognize revenue for a delivered element when such element has vendor specific objective evidence (“VSOE”) of the fair value of the delivered element. If VSOE cannot be determined or maintained for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

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

Under US GAAP, provided the arrangement does not require significant development, modification, or customization, revenue is recognized when all of the following criteria have been met:

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

Under the provisions of US GAAP , consulting, website design fees, and application development services are accounted for separately from the license of associated software platforms when these services have value to the customer and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when milestones are achieved and accepted by the customer for fixed price or long-term contracts. The majority of the Company’s consulting service contracts are on a time and material basis and are typically billed monthly based upon standard professional service rates.

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

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We accrue any payments received in advance of the subscription period as deferred revenue and amortize them over the subscription period. In the past we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we identifies the fact  that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to  US GAAP.  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.  The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change the net income.  The effects of these reclassifications are presented in detail in footnote 13.

Because its customers generally do not have the contractual right to take possession of the software it licenses or markets at any time, the Company recognizes revenue on hosting and maintenance fees as the services are provided in accordance with US GAAP related to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.

Deferred Revenue   -   Deferred revenue consists of billings or payments received in advance of revenue recognition, and it is recognized as the revenue recognition criteria are met. Deferred revenue also includes certain professional services fees and licensing revenues where all the criteria described earlier were not met. Deferred revenue that will be recognized over the succeeding 12-month period is recorded as current and the remaining portion is recorded as noncurrent.

Cost of Revenues   - Cost of revenues primarily is composed of salaries associated with maintaining and supporting customers, the cost of domain name and e-mail registrations, and the cost of external facilities where the Company’s and its customers’ customized applications are hosted.

Software Development Costs -   The Company capitalizes certain costs of software developed in accordance with US GAAP, which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. The Company’s policy provides for the capitalization of certain outside contractors’ fees and payroll and payroll-related costs for employees who are directly associated with the development of the Company’s software. Capitalized costs are ratably amortized based on the greater of the revenue method or the straight-line method over the estimated useful life of the software, generally three years. Management evaluates the recoverability of its capitalized software at the earlier of annually in the fourth quarter or whenever events or changes in circumstances indicate that, the carrying amount of such assets may not be recoverable by comparing the amount capitalized to the estimated net realizable value of the software. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes down the carrying cost to net realizable value.

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

Beginning in May 2008, the Company determined that it was strategically desirable to develop an industry-standard platform and to enhance the current SaaS applications. A detailed design plan indicated that the product was technologically feasible. In July 2008, development commenced, and as of December 31, 2008, $261,221 in associated costs were capitalized in accordance with US GAAP. As this platform was still under development, the Company recognized no amortization expense during the year ended December 31, 2008.

The Company capitalized additional costs of $222,436 through July 10, 2009 when the product was released for sale to the marketplace.  The capitalized cost is being amortized over a seven (7) year period.  Total amortization expense in 2009 was $32,875.

US GAAP establishes accounting and reporting standards for research and development. Costs incurred to search for new revenue producing products or services, to significantly improve an existing product, and to formulate design plans in an effort to establish technological feasibility are expensed in the period they are incurred.

Advertising Costs - The Company expenses all advertising costs as they are incurred. The amounts charged to sales and marketing expense during 2009 and 2008 were $18,306 and $37,202, respectively.

Stock-Based Compensation - Effective January 1, 2006, the Company began recognizing stock based compensation, using the Modified Prospective Approach based on the grant date fair value estimated in accordance with US GAAP. Under the Modified Prospective Approach, the amount of compensation cost recognized includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, and (ii) compensation cost for all share-based payments that are granted subsequent to January 1, 2006. Stock-based compensation is recognized on the straight-line method over the requisite service period. Total stock-based compensation expense recognized was $93,339 and $424,513 for the years ended December 31, 2009 and 2008, respectively. No stock-based compensation was capitalized in the consolidated financial statements.

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

The fair value of option grants under the Company’s equity compensation plan during the years ended December 31, 2009 and 2008 were estimated using the following weighted average assumptions:

	Year Ended December 31,
	2009	2008
Dividend yield	0.0%	0.0%
Expected volatility	200.0%	46.0%
Risk-free interest rate	2.75%	4.41%
Expected lives (years)	4.0	4.3

Dividend yield – The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Expected volatility – Volatility is a measure of the amount by which a financial variable such as share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility). Expected volatility is partially based on the historical volatility of the Company’s common stock since the end of the prior fiscal year as well as management’s expectations for future volatility.

Risk - free interest rate – The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the option.

Expected lives – The expected lives of the options represent the estimated period of time until exercise or forfeiture and are based on historical experience of similar awards.

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of stock options, totaling 132,500 and 271,250 shares on December 31, 2009 and 2008, respectively, were excluded from the calculation of common equivalent shares as the impact was anti-dilutive.

Recently Issued Accounting Pronouncements - In April 2008, the US Financial Accounting Standards Board  suggested rules concerning  the determination of the useful life of intangible assets. The standard requires entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets and also mandates certain related disclosure requirements. The rules are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has adopted the rules.

All other new and recently issued, but not yet, effective, accounting pronouncements have been deemed to be not relevant to the Company and therefore are not expected to have any impact once adopted.

Segment  reporting

The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. Accordingly, in accordance with US GAAP , the Company has determined that it has a single reporting segment and operating unit structure, specifically the provision of an on-demand suite of integrated business management software services.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability(an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The value hierarchy prescribed by the accounting literature contains  three levels as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimations.

The Company reviews property and equipment impairment whenever events or changes in circumstances indicate the carrying amount of an assets may not be recoverable.  During 2009 and 2008 , the Company recognized impairment charges of $626,685 and $3,702,141 respectively, based on Level 3 analysis.  In the current year impairment charges were recognized in full against customer lists because of the loss of significant customers.  (See Note 5)

3.	BALANCE SHEET ACCOUNTS

Accounts Receivable

	December 31
	2009	2008
Accounts receivable	$403,250	$613,088
Unbilled receivable	432,317	432,317
Total Accounts receivable	835,567	1,045,405
Allowance for doubtful accounts	(822,511)	(428,158)
	$13,056	$617,247

Unbilled receivables represent costs incurred on a development agreement with a Customer.  The company has not recognized any revenue as the appropriate  revenue recognition criteria has not been met.

Advance to Nouri (See Note 7)	$1,802,379	$-
Allowance for doubtful accounts	(1,802,379)	-
	$-	$-

The company has not paid the advance amount as of December 31, 2009 and the corresponding amount has been included as an accrued liability as identified below.

Prepaid Expenses

In July 2008, the Company entered into a 36-month sublease agreement for approximately 9,837 square feet of office space in Durham, North Carolina near Research Triangle Park, into which the Company relocated its headquarters in September 2008. The agreement included the conveyance of certain furniture to the Company without a stated value and required a lump-sum, upfront payment of $500,000 that was made in September 2008. Management has assessed the fair market value of the furniture to be approximately $50,000, and this amount was capitalized and is subject to depreciation in accordance with the Company’s fixed asset policies. The remainder of the payment was recorded as prepaid expense; with the portion, relating to rent for periods beyond the next 12 months classified as non-current, and is being amortized to rent expense over the term of the lease.  (See Note 7)

Deferred Financing Costs

To assist the Company in securing a modification to its line of credit with Wachovia, Atlas provided Wachovia with a modified standby letter of credit. In exchange for Atlas providing Wachovia with the modified letter of credit, on January 15, 2007 the Company issued Atlas a warrant containing a provision for cashless exercise to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share. The fair value of the warrant was $734,303 as measured using the Black-Scholes option-pricing model at the time the warrant was issued. This amount was recorded as deferred financing costs and was amortized to interest expense in the amount of $37,657 per month over the remaining period of the modified line of credit, which was scheduled to expire in August 2008. In February 2008, the Wachovia line of credit was replaced by a new line of credit with Paragon as described in Note 6, “Notes Payable.” Atlas agreed to provide Paragon a new standby letter of credit and the Company agreed to amend the Atlas warrant agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit with Paragon. As of December 31, 2008, the deferred financing costs were fully amortized to interest expense.

Accrued Liabilities

At December 31, 2009, the Company had accrued liabilities totaling $4,426,338. This amount consisted primarily of $99,453 of liability accrued related to the development of the Company’s custom accounting application; $1,802,379 related to legal reserves for the settlement of legal fees on behalf of former officers and employees, Michael Nouri and Eric Reza Nouri, both of whom were convicted on criminal charges brought by the US Department of Justice; $ 152,657 for accrued legal fees related to the defense; $71,159 for accrued payroll and related costs; and $102,647 of convertible note interest payable and $2,149,500 for the estimated settlement costs of the class action lawsuit.   (See Note 12)

At December 31, 2008, the Company had accrued liabilities totaling $478,917. This amount consisted primarily of $117,102 of liability related to the development of the Company’s custom accounting application; $137,500 related to legal reserves; $30,198 for tax-related liabilities associated with the vesting of restricted stock; $30,903 of estimated loss on a long-term customer contract; $79,300 of cash collected through the Company's merchant account on behalf of a customer; and $54,467 of convertible note interest payable.

Deferred Revenue

Deferred revenue comprises the following items:

•	Subscription fees – Short-term and long-term portions of cash received related to one- or two-year subscriptions for domain names and/or e-mail accounts.

•
License fees – Licensing revenue where customers did not meet all the criteria for income recognition under current US GAAP. Such deferred revenue will be recognized when delivery has occurred and collectability becomes probable.

•
Professional service fees – A customer that purchased a license and paid professional service fees during 2008 to develop a customized application decided in the latter part of 2008 to move the application to the Company’s new technology platform. In connection with this new arrangement, the customer desires customization beyond the original scope of the project and will be responsible for a monthly fee to maintain the application starting in the first quarter of 2010. This deferred revenue represents the difference between earned fees and unearned license and professional service fees that were recognized as professional service fees revenue in 2009.

The components of deferred revenue for the periods indicated were as follows:

	December 31, 2009	December 31, 2008

Subscription fees	$40,115	$89,852
License fees	5,601	108,750
Professional service fees	-	192,727
Totals	$45,716	$391,329

Current portion	$40,115	$323,976
Non-current portion	5,601	67,353
Totals	$45,716	$391,329

4.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

Property and equipment consists of the following:

	December 31, 2009	December 31, 2008
Computer hardware	$141,793	$1,182,513
Computer software	291,436	480,262
Furniture and fixtures	88,946	115,167
Office equipment	16,172	68,850
Leasehold improvements	53,279	52,994
	591,626	1,899,786
Less accumulated depreciation	(333,176)	(1,533,793)
Property and equipment, net	$258,450	$365,993

Capitalized software consists of the following:

	December 31, 2009	December 31, 2008
Capitalized software	$483,657	$261,221
Less accumulated amortization	(32,875)	-
Capitalized software, net	$450,782	$261,221

Depreciation expense for the years ended December 31, 2009 and 2008 was $99,320 and $129,539, respectively.

As of July 10, 2009, the Company released the products previously included in the capitalized software.  The Company recognized amortization expense of $32,875 for the year ending December 31. 2009.

The Company’s new technology platform was still under development at December 31, 2008 therefore no amortization expense relating to capitalized software has been recognized

5.	INTANGIBLE ASSETS

The following table summarizes information about intangible assets at December 31, 2009:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments)
Customer bases	$1,944,347	6.2	$(626,685)	$1,317,662	$-
Acquired technology	501,264	3	-	501,264	-
Non-compete agreement	801,785	4	-	801,785	-
Trademarks and copyrights	52,372	9.7	-	52,372	-
Trade name	150,000	N/A		N/A	150,000
Goodwill and workforce	-	N/A		N/A	-
Totals	$3,449,768		$(626,685)	$2,673,083	$150,000

The following table summarizes information about intangible assets at December 31, 2008:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments)
Customer bases	$1,944,347	6.2	$-	$1,076,740	$867,607
Acquired technology	501,264	3	-	501,264	-
Non-compete agreements	801,785	4	-	643,098	158,687
Trademarks and copyrights	52,372	9.7	-	48,421	3,951
Trade name	1,155,499	N/A	(1,005,499)	N/A	150,000
Goodwill and workforce	2,696,642	N/A	(2,696,642)	N/A	-
Totals	$7,151,909		$(3,702,141)	$2,269,523	$1,180,245

For the years ended December 31, 2009 and 2008, the aggregate amortization expense on the above intangibles was approximately $403,560 and $696,307, respectively. The aggregate amortization expense for the years ended December 31, 2010 through 2014 is expected to be $0 for each respective year.

6.	NOTES PAYABLE

As of December 31, 2009, the Company had notes payable totaling $11,749,536. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	Total	Maturity	Rate

Paragon Commercial Bank credit line	$1,884,110	$-	$1,884,110	Aug 2010	6.5%
Insurance premium note	42,632	-	42,632	Jun 2010	5.4%
Various capital leases	37,539	185,255	222,794	Various	8.0-18.9%
Convertible notes	-	9,600,000	9,600,000	Nov 2013	8.0%
Totals	$1,964,281	$9,785,255	$11,749,536

As of December 31, 2008, the Company had notes payable totaling $7,668,388. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	Total	Maturity	Rate
Paragon Commercial Bank credit line	$2,272,118	$-	$2,272,118	Feb 2009	Prime less 0.5%
Insurance premium note	42,753	-	42,753	Jul 2009	6.1%
Various capital leases	26,306	27,211	53,517	Various	18.9%
Convertible notes	-	5,300,000	5,300,000	Nov 2010	8.0%
Totals	$2,341,177	$5,327,211	$7,668,388

Convertible Notes

On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of Initial Notes due November 14, 2010. In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal of convertible secured subordinated Notes in future closings upon approval and call by our Board of Directors. On August 12, 2008, we exercised our option to sell $1.5 million aggregate principal of Additional Notes due November 14, 2010 to existing noteholders, with substantially the same terms and conditions as the Initial Notes. In connection with the sale of the Additional Notes, the noteholders holding a majority of the aggregate principal amount of the convertible secured subordinated Notes then outstanding agreed to increase the aggregate principal amount of convertible secured subordinated Notes that they are committed to purchase from $8.5 million to $15.3 million. On November 21, 2008, we sold $500,000 aggregate principal amount of New Notes due November 14, 2010 to two new convertible noteholders, with substantially the same terms and conditions as the Initial Notes and the Additional Notes. At December 31, 2008, $5.3 million aggregate principal amount of Notes were outstanding.

On January 6, 2009, the Company sold $500,000 aggregate principal amount of Notes to Atlas, on substantially the same terms and conditions as the previously issued Notes.

On February 24, 2009, the Company sold $500,000 aggregate principal amount of Notes to Atlas on substantially the same terms and conditions as the previously issued Notes. On the same date, the noteholders holding a majority of the aggregate principal amount of the Notes outstanding agreed that the Company may sell up to $6 million aggregate principal amount of Additional Notes to new convertible noteholders or existing noteholders at any time on or before December 31, 2009 with a maturity date of November 14, 2010 or later. In addition, the maturity date definition for each of the Notes was changed from November 14, 2010 to the date upon which the note is due and payable, which is the earlier of (1) November 14, 2010, (2) a change of control, or (3) if an event of default occurs, the date upon which noteholders accelerate the indebtedness evidenced by the Notes. The formula for calculating the conversion price of the Notes was also amended such that the conversion price of each outstanding note and any additional note sold in the future would be the same and set at the lowest applicable conversion price, as described below.

On each of April 3, 2009 and June 2, 2009, the Company sold a Note in the principal amount of $500,000 to Atlas on substantially the same terms and conditions as the previously issued Notes.  On each of July 16, 2009, August 26, 2009, September 8, 2009, and October 5, 2009, the Company sold a Note in the principal amount of $250,000 to Atlas on substantially the same terms and conditions as the previously issued Notes.  On October 9, 2009, the Company sold a Note in the principal amount of $250,000 to UBP, Union Bancaire Privee, an existing noteholder, on substantially the same terms and conditions as the previously issued Notes.  On November 6, 2009, the Company sold a Note to Atlas in the principal amount of $500,000, on December 23, 2009 the Company sold a Note to Atlas in the principal amount of $750,000, and on February 11, 2010, the Company sold a Note to Atlas in the principal amount of $500,000, all upon substantially the same terms and conditions as the previously issued Notes.

On March 5, 2010, the Company and the Requisite Percentage Holder, among other noteholders, entered into the Fourth Amendment.  The Fourth Amendment extends the original maturity date of the Notes from November 14, 2010 to November 14, 2013, and amends the Note Purchase Agreement and the Registration Rights Agreement, dated November 14, 2007, to reflect this extension, as reported on the Form 8-K filed by the Company on March 10, 2010.

On April 1, 2010, the Company sold a Note to Atlas in the principal amount of $350,000, due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.

On the earlier of the maturity date of November 14, 2013 or a merger or acquisition or other transaction pursuant to which our existing stockholders hold less than 50% of the surviving entity, or the sale of all or substantially all of our assets, or similar transaction, or event of default, each noteholder in its sole discretion shall have the option to:

•	convert the principal then outstanding on its notes into shares of the Company’s common stock, or

•	receive immediate repayment in cash of the notes, including any accrued and unpaid interest.

If a noteholder elects to convert its Notes under these circumstances, the conversion price will be the lowest “applicable conversion price” determined for each Note. The “applicable conversion price” for each Note shall be calculated by multiplying 120% by the lowest of

•	the average of the high and low prices of the Company’s common stock on the OTC Bulletin Board averaged over the five trading days prior to the closing date of the issuance of such Note,

•
if the Company’s common stock is not traded on the Over-The-Counter market, the closing price of the common stock reported on the Nasdaq National Market or the principal exchange on which the common stock is listed, averaged over the five trading days prior to the closing date of the issuance of such Note, or

•
the closing price of the Company’s common stock on the OTC Bulletin Board, the Nasdaq National Market, or the principal exchange on which the common stock is listed, as applicable, on the trading day immediately preceding the date such Note is converted, in each case as adjusted for stock splits, dividends or combinations, recapitalizations, or similar events.

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

The Notes and the common stock into which they may be converted have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the Notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors.  The noteholders of the Initial Notes include (i) The Blueline Fund, or Blueline, which originally recommended Philippe Pouponnot, one of our former directors, for appointment to the Board of Directors; (ii) Atlas, an affiliate that originally recommended Shlomo Elia, one of our current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd., which is owned by Doron Roethler, the former Chairman of our Board of Directors and former Interim Chief Executive Officer and who currently serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of our directors and executive officers. The noteholders of the Additional Notes are Atlas and Crystal Management Ltd.  The noteholders of the New Notes are not affiliated with the Company.

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

No fees to third parties are payable in connection with the sale of Notes.

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

On November 14, 2006, the Company entered into a revolving credit arrangement with Wachovia for $1.3 million to be used for general working capital. Any advances made on the line of credit were to be paid off no later than August 1, 2007, with monthly payments of accrued interest on any outstanding balance commencing on December 1, 2006. The interest accrued on the unpaid principal balance at the LIBOR Market Index Rate plus 0.9%. The line of credit was secured by the Company’s deposit account at Wachovia and an irrevocable standby letter of credit in the amount of $1.3 million issued by HSBC with Atlas, a current stockholder, as account party.

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

On February 20, 2008, the Company entered into a revolving credit arrangement with Paragon that is renewable on an annual basis subject to mutual approval. The total line of credit advanced by Paragon is $2.5 million and can be used for general working capital. Any advances made on the line of credit must be paid off no later than February 19, 2009, subject to extension due to renewal, with monthly payments being applied first to accrued interest and then to principal. The interest shall accrue on the unpaid principal balance at the Wall Street Journal’s published Prime Rate minus one-half percent. The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party that expires on February 18, 2010. The Company also has agreed with Atlas that in the event of a default by the Company in the repayment of the line of credit that results in the letter of credit being drawn, the Company shall reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At the sole discretion of Atlas, these payments may be made in cash by issuing shares of the Company’s common stock at a set per-share price of $2.50 or the issuance of additional bonds.

On February 25, 2010, the Company entered into a Modification Agreement with Paragon, with an effective date of February 22, 2010, relating to  the Paragon Note.  The Modification Agreement (i) extends the maturity date of the Paragon Note from February 11, 2010 to August 11, 2010, and (ii) changes the interest rate from a variable annual rate equal to The Wall Street Journal Prime Rate, with a floor of 5.50%, to a fixed annual rate of 6.50%.   The Company has been advised that, effective January 28, 2010, the expiration date of the standby letter of credit in the amount of $2,500,000 issued by HSBC securing the Paragon Note has been extended from February 18, 2010 to September 17, 2010.

7.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through July 2019. Total amounts financed under these capital leases were $222,794 and $53,517 at December 31, 2009 and 2008, respectively, net of accumulated amortization of $709 and $18,647, respectively. The current and non-current portions of the capital leases have been recorded in current and long-term portions of notes payable on the consolidated balance sheets as of December 31, 2009 and 2008. See also Note 6, “Notes Payable.”

In 2008, the Company entered into a non-cancelable sublease with a remaining term of 36 months to relocate its North Carolina headquarters to another facility near Research Triangle Park. As described in Note 3, “Balance Sheet Accounts,” the Company prepaid the lease and purchased existing furniture and fixtures for a lump-sum payment of $500,000, of which $450,080 was allocated to rent and is being amortized monthly over the remaining term of the lease. ( See Note 12 – Subsequent Events).  The Company also had a non-cancelable lease through October 2009 for an apartment near its headquarters that is utilized by its out of town executives and members of its Board of Directors. As of December 31, 2009, future annual minimum operating lease payments for 2010 are $19,950.

Rent expense for the years ended December 31, 2009 and 2008 was $186,515 and $320,421, respectively.

On March 2, 2010, the owner of the subleased office space filed a Complaint in Summary Ejectment against Advantis and our Company.  The parties are currently engaged in settlement discussions with respect to this matter.  See “Legal Proceedings”, below.

Development Agreement

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application. In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company’s common stock based upon the developer attaining certain milestones. This agreement was modified on March 26, 2008 to adjust the total number of shares issuable under the agreement to 29,014. As of December 31, 2009, the Company had paid $484,834 and issued 3,473 shares of common stock related to this obligation.

Legal Proceedings

The Company is subject to claims and suits that arise from time to time in the ordinary course of business.

On October 18, 2007, Robyn L. Gooden filed a purported class action lawsuit in the United States District Court for the Middle District of North Carolina naming the Company, certain of its current and former officers and directors, Maxim Group, LLC, Jesup & Lamont Securities Corp. and Sherb & Co. ( our former independent registered  accounting firm) as defendants. The lawsuit was filed on behalf of all persons other than the defendants who purchased the Company’s securities from May 2, 2005 through September 28, 2007 and were damaged. The complaint asserts violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The complaint asserts that the defendants made material and misleading statements with the intent to mislead the investing public and conspired in a fraudulent scheme to manipulate trading in the Company’s stock, allegedly causing plaintiffs to purchase the stock at an inflated price. The complaint requests certification of the plaintiff as class representative and seeks, among other relief, unspecified compensatory damages including interest, plus reasonable costs and expenses including counsel fees and expert fees. On June 24, 2008, the court entered an order appointing a lead plaintiff for the class action. On September 8, 2008, the plaintiff filed an amended complaint that added additional defendants who had served as directors or officers of the Company during the class period as well as the Company’s independent auditor.

In late March 2010, the Company reached a tentative agreement with the lead plaintiff in the pending securities class action, and some of the defendants named in the class action, which has not yet been signed, providing for the settlement of the securities class action on the terms described below.  Once signed, the settlement would be subject to preliminary and final court approval.

The tentative agreement provides for the certification of a class consisting of all persons who purchased the Company's publicly-traded securities between May 2, 2005 and September 28, 2007, inclusive. The settlement class would receive from the Company a cash payment of $350,000 to be made by the Company and 1,475,000 shares of Company common stock. All claims against the settling defendants would be dismissed with prejudice.

On July 2, 2009, the Nouris were convicted of nine counts of criminal activity in a federal criminal action brought against them in the United States District Court for the Southern District of New York involving a fraudulent scheme to manipulate the Company’s stock price, and are presently awaiting sentencing.  On September 24, 2009,  the Nouris filed a motion in the Court of Chancery of the State of Delaware against the Company  seeking  the appointment of a receiver for the Company for the purpose of collecting on account of the Company’s failure to pay a judgment in the amount of $826,798 entered against it by the Order of the Court of Chancery for the advancement of legal expenses incurred by the Nouris in their defense of criminal proceedings brought against them by the United States, and in their defense of civil proceedings brought against them by the Securities and Exchange Commission and the Company’s stockholders.  Such legal expenses were in addition to legal fees and costs of over $1.3 million paid by the Company’s insurance carrier for the benefit of the Nouris in these matters prior to entry of the Order, which insurance coverage has since been exhausted. The Company has recorded a total of unpaid legal expense obligations of $1,802,379 for this matter based on invoices received from the Nouris’ law firms through March 31, 2010, which figure does not include invoices generated but not yet received.  The Company is engaged in discussion with the Nouris for the settlement of the Nouri’s advancement and indemnification claims against the Company.

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

On March 2, 2010, Nottingham Hall LLC, the primary landlord for the office space occupied by the Company under a sublease between our Company and Advantis Real Estate Services Company (Advantis), filed a Complaint in Summary Ejectment against Advantis and our Company. The suit seeks to recoup the funds not paid by Advantis over term of the original lease between Nottingham Hall LLC and Advantis in the sum of approximately $121,000.  Representatives for Nottingham Hall LLC have indicated that Advantis has defaulted on the terms of the lease and Nottingham Hall is now pursuing our Company for the differential in rent between our prepaid negotiated amount and the total actually due from Advantis.  We are currently negotiating a settlement in the matter.

8.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2009, it had 18,332,542 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

In a transaction that closed on February 21, 2007, the Company sold an aggregate of 2,352,941 shares of its common stock to two new Investors. The private placement shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement (the “SPA”) between the Company and each of the Investors. The aggregate gross proceeds were $6 million and the Company incurred issuance costs of approximately $667,000.

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

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at December 31, 2009.

Warrants

As incentive to modify a letter of credit relating to the Wachovia line of credit (see Note 6, “Notes Payable”), the Company entered into a Stock Purchase Warrant and Agreement (the “Warrant Agreement”) with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant containing a provision for cashless exercise to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share at the termination of the line of credit or if the Company is in default under the terms of the line of credit with Wachovia. The fair value of the warrant was $734,303 as measured using the Black-Scholes option-pricing model at the time the warrant was issued. This amount was recorded as deferred financing costs and was amortized to interest expense in the amount of $37,657 per month over the remaining period of the modified line of credit, which expired in August 2008. In consideration for Atlas providing the Paragon line of credit (see Note 6, “Notes Payable”), the Company agreed to amend the Warrant Agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit. If the warrant is exercised in full, it will result in gross proceeds to the Company of approximately $1,200,000.

Under the SPA, the Investors were issued warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants expired February 21, 2010.

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

As of December 31, 2009, warrants to purchase up to 1,655,915 shares were outstanding.

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

During 2009, no shares of restricted stock were issued.  A total of 1,059 shares of restricted stock were canceled during the year ended December 31, 2009 due to resignations, terminations, payment of employee tax obligations resulting from share vesting, and exchange for stock options.  At December 31, 2009, there remains no unvested expense yet to be recorded related to all restricted stock outstanding.

On March 17, 2009, the Company granted 40,000 incentive stock options to a new independent director joining the Company’s Board of Directors.  The options call for a one-year vesting period and an exercise price at the market price on the date of grant. The Company did not record any expense related to the grant in 2009 because the director resigned from the Board in May 2009. A total of 178,750 incentive stock options were canceled during the year ended December 31, 2009 due to resignations and terminations.
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

1998 Stock Option Plan

At December 31, 2009, no options to purchase shares of common stock were outstanding under the 1998 Plan.

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

A summary of the status of the stock option issuances as of December 31, 2009 and 2008, and changes during the periods ended on these dates is as follows:

	Shares	Weighted Average Exercise Price
BALANCE, December 31, 2007	1,644,300	$5.07
Granted	35,000	3.19
Exercised	(325,000)	1.40
Canceled	(1,083,050)	5.90
BALANCE, December 31, 2008	271,250	5.89
Granted	40,000	1.10
Exercised	-	-
Canceled	(178,750)	6.02
BALANCE, December 31, 2009	132,500	$4.43

The following table summarizes information about stock options outstanding at December 31, 2009:

				Currently Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
From $2.50 to $3.50	85,000	6.8	$3.15	83,750	$3.16
$5.00	25,000	4.3	$5.00	20,000	$5.00
From $8.61 to $9.00	22,500	3.5	$8.61	18,000	$8.61
Totals	132,500	6.1	$4.43	121,750	$4.27

At December 31, 2009, there remains $7,757 of unvested expense yet to be recorded related to all incentive stock options outstanding.   The outstanding options have no intrinsic value at December 31, 2009.  The following table sets forth the weighted average exercise price and fair value of options granted during the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price exceeds market price	-	-	-
Exercise price equals market price	40,000	$1.10	$1.10
Exercise price is less than market price	-	-	-

Dividends - The Company has not paid any cash dividends through December 31, 2009.

9.	INCOME TAXES

The Company accounts for income taxes under the asset and liability method in accordance with the requirements of US GAAP. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

The balances of deferred tax assets and liabilities are as follows:

	December 31, 2009	December 31, 2008
Net current deferred income tax assets related to:
Depreciation	$269,000	$429,000
Stock-based expenses	226,000	226,000
Accrued liabilities – litigation expenses	2,260,000	(57,000)
Net operating loss carryforwards	19,241,000	18,385,000
Total	21,996,000	18,983,000
Less valuation allowance	(21,996,000)	(18,983,000)
Net current deferred income tax	$-	$-

Under US GAAP, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Tax benefit computed at statutory rate of 34%	$(3,244,000)	$(3,417,000)
State income tax benefit, net of federal effect	(434,000)	(460,000)
Change in valuation allowance	3,480,000	2,592,000
Permanent differences:
Stock based compensation	(36,000)	(63,000)
Intangible impairment	233,000	1,339,000
Other permanent differences	1,000	9,000
Totals	$-	$-

As of December 31, 2009, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $47.3 million, which expire between 2010 and 2029. For state tax purposes, the NOL carryforwards expire between 2010 and 2022. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The Company has reviewed its tax position and has determined that it has no significant uncertain tax positions at December 31, 2009.

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Year Ended December 31, 2009
	Revenue Type	Revenues	% of Total Revenues
Customer A	Professional services	$275,111	19%
Customer B	Subscription fees	404,485	29%
Customer C	Subscription fees	353,293	25%
Customer D	Professional services	186,478	13%
Others	Others	200,135	14%
Total		$1,419,502	100%

		Year Ended December 31, 2008
	Revenue Type	Revenues	% of Total Revenues
Customer A	Professional services	$1,358,893	35%
Customer B	Subscription fees	387,312	10%
Customer C	Subscription fees	1,036,870	27%
Others	Others	1,096,104	28%
Total		$3,879,179	100%

As of December 31, 2009, one customer accounted for 91% of accounts receivable. As of December 31, 2008, three customers accounted for 42%, 28%, and 17% of accounts receivable, respectively.

11.	EMPLOYEE BENEFIT PLAN

All full time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $8,756 and $38,943 to the plan during 2009 and 2008, respectively.

12.	SUBSEQUENT EVENTS

To fill a vacancy in the Board, the members of the Board unanimously appointed Amir Elbaz as a director of the Company, effective January 15, 2009, to serve until his successor is duly elected and qualified.

 Mr. Elbaz currently advises technology and renewable energy companies on business strategy, restructuring and business development initiatives.  Mr. Elbaz served as the Executive Vice President & Chief Financial Officer of Lithium Technology Corporation (“LTC”) until November 2008.  Mr. Elbaz joined LTC in 2006 to oversee finances and marketing, as well as business development.

On January 19, 2010, the Company and Atlas entered into the Second Amendment to the Reimbursement Agreement.  Atlas previously procured a letter of credit in favor of Paragon to serve as security under the Company’s revolving credit arrangement between the Company, as borrower, and Paragon, as lender. The Reimbursement Agreement sets forth the terms by which Atlas may be reimbursed by the Company for any drawdowns by Paragon on the letter of credit. The Second Amendment provides that Atlas may elect, in its sole discretion, to be reimbursed by the Company for any such drawdowns in either common stock of the Company, bonds, or cash.  Prior to such amendment, the Reimbursement Agreement allowed the Company to reimburse Atlas in either cash or stock, at the Company’s election.

Atlas is a beneficial owner of 10% or more of the Common Stock of the Company, and the Requisite Percentage Holder of Notes under the Note Purchase Agreement, under which the Company is entitled to elect to sell to the noteholders, and the noteholders are obligated to buy convertible promissory Notes.  The terms of the Note Purchase Agreement and the Notes are described in Footnote 6.

The Company entered into the Second Amendment in consideration for a waiver from the noteholders. Sales of Notes to the noteholders are subject to certain conditions, including the absence of events or conditions that could reasonably be expected to have a material adverse effect on the ability of the Company to perform its obligations under the Note Purchase Agreement. The agent for the convertible noteholders has advised the Company that the Company’s obligations to Dennis Michael Nouri and Reza Eric Nouri, former officers of the Company who have obtained a judgment against the Company for the advancement of expenses incurred by them in connection with their defense of certain criminal and civil actions, may constitute such a material adverse effect. However, Atlas, as the Requisite Percentage Holder, advised the Company that it would be willing to waive the foregoing funding conditions relating to the judgment if, and for so long as, the Nouris do not actively pursue enforcement of such judgment, and, in addition, if the Company entered into the Second Amendment.

On February 11, 2010, the Company sold an additional convertible secured subordinated Note due November 14, 2010 in the principal amount of $500,000 to a current noteholder upon substantially the same terms and conditions as the previously issued Notes.  (See Note 6)

On March 5, 2010, the Company entered into the Fourth Amendment with the holders of a majority of the aggregate outstanding principal amount of the Notes issued by the Company under the Note Purchase Agreement.  The Fourth Amendment extends the original maturity date of the Notes from November 14, 2010 to November 14, 2013, and amends the Note Purchase Agreement, the Notes and the Registration Rights Agreement, dated November 14, 2007, to reflect this extension.

On April 1, 2010, the company sold a Note due November 14, 2013 in the principal amount of $350,000 to a current noteholder upon substantially the same terms and conditions as the previously issued Notes.

The Company entered into a license agreement with an existing customer on February 16, 2010 that included the payment of a monthly license fee of $30,000 starting on December 1, 2009.  The customer has informed us that they are unable to make the monthly payments as they have not raised additional capital required to continue their operations.  We have not recognized any revenue in 2009 associated with these license fees and the receipt of contractual payments in 2010 is uncertain.

On February 25, 2010, the Company entered into a Modification Agreement with Paragon, with an effective date of February 22, 2010, relating to the Paragon Note, delivered by the Company to Paragon in the maximum principal amount of $2,500,000.  The Modification Agreement (i) extends the maturity date of the Paragon Note from February 11, 2010 to August 11, 2010, and (ii) changes the interest rate from a variable annual rate equal to The Wall Street Journal Prime Rate, with a floor of 5.50%, to a fixed annual rate of 6.50%.  The Company has been advised that, effective January 28, 2010, the expiration date of the standby letter of credit in the amount of $2,500,000 issued by HSBC securing the Paragon Note has been extended from February 18, 2010 to September 17, 2010.

On March 26, 2010, the Board of Directors authorized grants of stock options and restricted stock to certain directors of the Company pursuant to the Company's 2004 Equity Compensation Plan, as follows:

Amir Elbaz received a grant of non-qualified stock options to acquire up to 20,000 shares of common stock at an exercise price of $1.14 per share, representing fair market value on the date of grant. The options vest quarterly in 25% increments, commencing June 30, 2010.

Dror Zoreff received a grant of non-qualified stock options to acquire up to 30,000 shares of common stock at an exercise price of $1.14 per share, representing fair market value on the date of grant. The options vest quarterly in 25% increments, commencing June 30, 2010.

Shlomo Elia received a grant of 10,000 shares of restricted stock, whose transfer restrictions lapse quarterly in 25% increments, commencing June 30, 2010.

In late March 2010, the Company reached a tentative settlement with the lead plaintiff in the class action lawsuit brought against the Company and certain of its current and former officers and directors, as described in Note 7, “Commitments and Contingencies,” above

On March 2, 2010, Nottingham Hall LLC, the primary landlord for the office space occupied by the Company under a sublease between our Company and Advantis, filed a Complaint in Summary Ejectment against Advantis and our Company.  The suit seeks to recoup the funds not paid by Advantis over term of the original lease between Nottingham Hall LLC and Advantis in the amount of $121,000.  Representatives for Nottingham Hall LLC have indicated that Advantis has defaulted on the terms of the lease and Nottingham Hall is now pursuing our Company for the differential in rent between our prepaid negotiated amount and the total actually due from Advantis. We are currently negotiating a settlement in the matter.

13.	RESTATEMENT

Subsequent to the originally issued financial statements, audited by our former auditors for the year ended December 31, 2008, we identified and made the following adjustments and reclassifications in our financial statements:

The financial statements have been restated to include net subscription revenue as compared to the gross subscription revenue as presented in prior filings for 2009 and 2008.  Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We accrue any payments received in advance of the subscription period as deferred revenue and amortize them over the subscription period. In the past we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we identified the fact  that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP.  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.  The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change the net income.  The effects of these reclassifications for 2009 and 2008 are presented in detail below:

	2009		2008
	As Reported	As Restated	As Reported	As Restated
Quarter Ended March 31
REVENUES:
Subscription fees	$473,579	$241,783	$742,839	$479,341
Professional service fees	118,773	118,773	504,083	504,083
License fees	11,250	11,250	100,000	100,000
Hosting fees	72,211	72,211	59,482	59,482
Other revenue	37,671	37,671	40,759	40,759
Total revenues	713,484	481,688	1,447,163	1,183,665

COST OF REVENUES	492,601	492,601	711,667	711,667
GROSS PROFIT	220,883	(10,913)	735,496	471,998
OPERATING EXPENSES	1,703,804	1,472,008	2,390,622	2,127,124
LOSS FROM OPERATIONS	(1,482,921)	(1,482,921)	(1,655,126)	(1,655,126)
OTHER INCOME (EXPENSE)	(111,732)	(111,732)	(175,757)	(175,757)
NET LOSS	$(1,594,653)	$(1,594,653)	$(1,830,883)	$(1,830,883)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.09)	$(0.09)	$(0.10)	$(0.10)

	2009		2008
	As Reported	As Restated	As Reported	As Restated
Quarter Ended June 30
REVENUES:
Subscription fees	$668,344	$209,819	$747,068	$464,456
Professional service fees	79,726	79,726	932,444	932,444
License fees	11,250	11,250	3,750	3,750
Hosting fees	33,045	33,045	36,196	36,196
Other revenue	36,806	36,806	36,173	36,173
Total revenues	829,171	370,646	1,755,631	1,473,019

COST OF REVENUES	202,333	202,333	647,528	647,528
GROSS PROFIT	626,838	168,313	1,108,103	825,491
OPERATING EXPENSES	2,202,532	1,744,007	2,232,752	1,950,140
LOSS FROM OPERATIONS	(1,575,694)	(1,575,694)	(1,124,649)	(1,124,649)
OTHER INCOME (EXPENSE)	(158,343)	(158,343)	(177,410)	(177,410)
NET LOSS	$(1,734,037)	$(1,734,037)	$(1,302,059)	$(1,302,059)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.09)	$(0.09)	$(0.08)	$(0.08)

	2009		2008
	As Reported	As Restated	As Reported	As Restated
Quarter Ended September 30
REVENUES:
Subscription fees	$908,007	$159,149	$642,880	$364,136
Professional service fees	63,200	63,200	574,970	574,970
License fees	11,250	11,250	291,250	291,250
Hosting fees	33,751	33,751	70,856	70,856
Other revenue	26,300	26,300	31,501	31,501
Total revenues	1,042,508	293,650	1,611,457	1,332,713

COST OF REVENUES	430,967	430,967	409,414	409,414
GROSS PROFIT	611,541	(137,317)	1,202,043	923,299
OPERATING EXPENSES	3,309,069	2,560,211	2,736,424	2,457,680
LOSS FROM OPERATIONS	(2,697,528)	(2,697,528)	(1,534,381)	(1,534,381)
OTHER INCOME (EXPENSE)	(169,609)	(169,609)	141,962	141,962
NET LOSS	$(2,867,137)	$(2,867,137)	$(1,392,419)	$(1,392,419)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.16)	$(0.16)	$(0.08)	$(0.08)

• In addition to the restatement of subscription revenue, we restated the value of the iMart trade name as of December 31, 2008 because of a recalculation of the net royalty method of valuation.  The restatement caused an increase in the amount of loss on impairment of intangible assets for the year ended December 31, 2008 in the amount of $230,000.  The restated total loss on impairment of intangible assets is $3,702,141 as compared to the original loss of $3,472,141.  The restated amounts are presented in the accompanying financial statements.  The effect on the balance sheet for the affected periods are as follows:

	2008
	As Reported	As Restated
For the Year Ended December 31,
REVENUES:
Subscription fees	$2,683,770	$1,587,942
Professional service fees	2,045,508	1,859,154
License fees	26,250	26,250
Hosting fees	-	259,675
Other revenue	117,457	146,158
Total revenues	4,872,985	3,879,179

COST OF REVENUES	837,789	2,021,489
GROSS PROFIT	4,035,196	1,857,690
OPERATING EXPENSES	13,653,175	11,705,668
LOSS FROM OPERATIONS	(9,617,979)	(9,847,978)
OTHER INCOME (EXPENSE)	(204,171)	(204,171)
NET LOSS	$(9,822,150)	$(10,052,149)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.54)	$(0.55)

	2008
As of December 31,	As Reported	As Restated

Intangible Assets, net	$380,000	$150,000
Accumulated deficit	$(72,678,076)	$(72,908,077)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Not applicable.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our interim Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

We have made the following changes to our internal controls over financial reporting and continue to monitor the changes made during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Updated our general ledger chart of accounts segregated by department to more closely align our 2009 budget with actual results and to assign accountability for expenses to departmental managers;

•
Monitored the accounting system, put in place during 2008, that (a) allows assignment by our Chief Financial Officer of role-specific permission rights, thereby mitigating certain segregation of duties control weaknesses; and (b) allows the customization of financial reports to improve the monitoring controls by our executive management and our Board of Directors;

•	Continued the fraud deterrent system, called Positive Pay service (implemented in 2008) with our bank to ensure all checks or other debits that are presented for payment are approved by us in advance;

•
Monitored the accrual analysis systems, implemented in 2008, by which the Controller prepares all accruals on a rollforward basis, and the Chief Financial Officer reviews and approves monthly financial statements prior to release to internal users; and where applicable, entries to be reversed in the following period are notated as such in the supporting accounting records.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal control over financial reporting was not effective as of December 31, 2009.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following deficiencies in internal control that we consider material weaknesses.

Review of our revenue recognition procedures caused the financial statements to be restated to include net subscription revenue as compared to the gross subscription revenue as presented in prior filings for 2009 and 2008.  In the past we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting procedures we identified the fact  that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP.  As a result of our review during the fourth quarter of 2009, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.  The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change the net income.

Review of our intangible asset values caused the financial statements to be restated.  The value of the iMart trade name as of December 31, 2008 was restated because of a recalculation of the net royalty method of valuation.

In order to address these material weaknesses we have implemented a system whereby each new contract entered into by the company must be reviewed and approved by the Chief Financial Officer and in the fourth quarter of each accounting period we will perform appropriate valuation procedures on all assets to be reviewed by our independent auditors.

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

None.

PART III

Information called for in Items 10, 11, 12, 13, and 14 is incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2009.

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

(a)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

3.2	Sixth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on January 20, 2010)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

4.2
Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors named therein (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

4.3	Form of Convertible Secured Subordinated Promissory Note (incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

4.4
First Amendment to Convertible Secured Subordinated Note Purchase Agreement, dated August 12, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2008)

4.5
Second Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement, dated November 21, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.5 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.6
Third Amendment to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement and Amendment to Convertible Secured Subordinated Promissory Notes, dated February 24, 2009, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.6 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.7
Form of Convertible Secured Subordinated Promissory Note to be issued post January 2009 (incorporated herein by reference to Exhibit 4.7 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.8
Fourth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Second Amendment to Convertible Secured Subordinated Promissory Notes and Third Amendment to Registration Rights Agreement, dated March 5, 2010, by and among Smart Online, Inc. and certain Investors

4.9	Form of Convertible Secured Subordinated Promissory Note to be issued post March 5, 2010

10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

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

10.6*	Form of revised Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan

10.7*
Form of Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.8*	Form of Restricted Stock Award Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 21, 2007)

10.9*	Form of Restricted Stock Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.10*	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 31, 2007)

10.11*	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.12*	Form of revised Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director)

10.13*
2001 Equity Compensation Plan (terminated as to future grants effective April 15, 2004) (incorporated herein by reference to Exhibit 10.2 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.14*
1998 Stock Option Plan (terminated as to future grants effective April 15, 2004) (incorporated herein by reference to Exhibit 10.3 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.15*	Cash Bonus Program (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.16*	Equity Award Program (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to our Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.17*	Employment Agreement, dated November 30, 2007, with David E. Colburn (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.18*
Separation and General Release Agreement, dated December 9, 2008, with David E. Colburn (incorporated herein by reference to Exhibit 10.1 to our Current Report Form 8-K, as filed with the SEC on December 10, 2008)

10.19*
Smart Online, Inc. Revised Board Compensation Policy, effective February 2, 2007 (incorporated herein by reference to Exhibit 10.45 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.20*
Smart Online, Inc. Revised Board Compensation Policy, effective April 1, 2009 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

10.21*	Smart Online, Inc. Revised Board Compensation Policy, effective March 26, 2010

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

10.35	Modification Agreement, made as of February 22, 2010, between Smart Online, Inc. and Paragon Commercial Bank

10.36
Reimbursement Agreement, dated November 10, 2006, by and between Smart Online, Inc. and Atlas Capital SA (incorporated herein by reference to Exhibit 10.48 to our Annual Report on Form 10-K, as filed with the SEC on March 25, 2008)

10.37
Amendment to Reimbursement Agreement, effective February 20, 2008, by and between Smart Online, Inc. and Atlas Capital SA (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 13, 2008)

10.38	Second Amendment to Reimbursement Agreement, dated January 19, 2010, by and between Smart Online, Inc. and Atlas Capital, SA

10.39
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

SMART ONLINE, INC.

By:	/s/ Dror Zoreff
April 15, 2010	Dror Zoreff, Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2010	By:	/s/ Dror Zoreff
Dror Zoreff
Interim Chief Executive Officer and Chairman of the Board

April 15, 2010	By:	/s/ Thaddeus J. Shalek
Thaddeus J. Shalek
Interim Chief Financial Officer and Principal Accounting Officer

April 15, 2010	By:	/s/ Shlomo Elia
Shlomo Elia
Director

April 15, 2010	By:	/s/ C. James Meese, Jr.
C. James Meese, Jr.
Director

April 15, 2010	By:	/s/ Amir Elbaz
Amir Elbaz
Director

EXHIBIT INDEX
Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

3.2	Sixth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on January 20, 2010)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

4.2
Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors named therein (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

4.3	Form of Convertible Secured Subordinated Promissory Note (incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

4.4
First Amendment to Convertible Secured Subordinated Note Purchase Agreement, dated August 12, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2008)

4.5
Second Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement, dated November 21, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.5 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.6
Third Amendment to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement and Amendment to Convertible Secured Subordinated Promissory Notes, dated February 24, 2009, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.6 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.7
Form of Convertible Secured Subordinated Promissory Note to be issued post January 2009 (incorporated herein by reference to Exhibit 4.7 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.8
Fourth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Second Amendment to Convertible Secured Subordinated Promissory Notes and Third Amendment to Registration Rights Agreement, dated March 5, 2010, by and among Smart Online, Inc. and certain investors

4.9	Form of Convertible Secured Subordinated Promissory Note to be issued post March 5, 2010

10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

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

10.6*	Form of Non-Qualified Stock Option Agreement , dated March 26, 2010, under Smart Online, Inc.’s 2004 Equity Compensation Plan

10.7*
Form of Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.8*	Form of Restricted Stock Award Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 21, 2007)

10.9*	Form Restricted Stock Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.10*	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 31, 2007)

10.11*	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.12*	Form of Restricted Stock Agreement, dated March 26, 2010, under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director)

10.13*
2001 Equity Compensation Plan (terminated as to future grants effective April 15, 2004) (incorporated herein by reference to Exhibit 10.2 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.14*
1998 Stock Option Plan (terminated as to future grants effective April 15, 2004) (incorporated herein by reference to Exhibit 10.3 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.15*	Cash Bonus Program (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.16*	Equity Award Program (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to our Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.17*	Employment Agreement, dated November 30, 2007, with David E. Colburn (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.18*
Separation and General Release Agreement, dated December 9, 2008, with David E. Colburn (incorporated herein by reference to Exhibit 10.1 to our Current Report Form 8-K, as filed with the SEC on December 10, 2008)

10.19*
Smart Online, Inc. Revised Board Compensation Policy, effective February 2, 2007 (incorporated herein by reference to Exhibit 10.45 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.20*
Smart Online, Inc. Revised Board Compensation Policy, effective April 1, 2009 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

10.21*	Smart Online, Inc. Revised Board Compensation Policy, effective March 26, 2010

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

10.35	Modification Agreement, made as of February 22, 2010, between Smart Online, Inc. and Paragon Commercial Bank

10.36
Reimbursement Agreement, dated November 10, 2006, by and between Smart Online, Inc. and Atlas Capital SA (incorporated herein by reference to Exhibit 10.48 to our Annual Report on Form 10-K, as filed with the SEC on March 25, 2008)

10.37
Amendment to Reimbursement Agreement, effective February 20, 2008, by and between Smart Online, Inc. and Atlas Capital SA (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 13, 2008)

10.38	Second Amendment to Reimbursement Agreement, dated January 19, 2010, by and between Smart Online, Inc. and Atlas Capital, SA

10.39
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