Form 10-Q
period 2010-03-31
SMART ONLINE INC
filed 2010-05-14
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________
(Mark One)
☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of May 11, 2010, there were approximately 18,342,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2010

PART I – FINANCIAL INFORMATION

 Item 1.              Financial Statements
SMART ONLINE, INC.
BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$22,477	$119,796
Accounts receivable, net	-	13,056
Note receivable	-	-
Prepaid expenses	222,710	240,840
Total current assets	245,187	373,692
Property and equipment, net	243,075	258,450
Capitalized software, net	433,509	450,782
Unbilled receivable, non-current	-	-
Prepaid expenses, non-current	73,800	110,700
Intangible assets, net	150,000	150,000
Other assets	1,095	2,496
TOTAL ASSETS	$1,146,666	$1,346,120

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$752,800	$518,309
Notes payable	2,147,183	1,964,281
Deferred revenue	27,215	40,115
Accrued liabilities – Nouri	1,802,379	1,802,379
Accrued liabilities	2,432,503	2,623,959
Total current liabilities	7,162,080	6,949,043
Long-term liabilities:
Notes payable	10,279,790	9,785,255
Deferred revenue	11,940	5,601
Total long-term liabilities	10,291,730	9,790,856
Total liabilities	17,453,810	16,739,899
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,342,542 and 18,333,122 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	18,343	18,333
Additional paid-in capital	67,040,385	67,036,836
Accumulated deficit	(83,365,872)	(82,448,948)
Total stockholders’ deficit	(16,307,144)	(15,393,779)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,146,666	$1,346,120

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
REVENUES:
Subscription fees	$136,258	$241,782
Professional service fees	62,775	118,773
License fees	87,800	11,250
Hosting fees	44,272	72,211
Other revenue	32,795	37,671
Total revenues	363,900	481,687

COST OF REVENUES	365,934	492,601

GROSS PROFIT	(2,034)	(10,914)

OPERATING EXPENSES:
Sales and marketing	152,635	299,539
Research and development	32,005	276,879
General and administrative	672,419	895,590

Total operating expenses	857,059	1,472,008

LOSS FROM OPERATIONS	(859,093)	(1,482,922)

OTHER INCOME (EXPENSE):
Interest expense, net	(210,695)	(127,998)
Gain on legal settlements, net	152,863	6,000
Other income	-	10,267

Total other expense	(57,832)	(111,731)

NET LOSS	$(916,925)	$(1,594,653)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.05)	$(0.09)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and fully diluted	18,342,542	18,333,518

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(916,925)	$(1,594,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,209	164,288
Amortization of deferred financing costs	-	-
Provision for doubtful accounts	179,517	223,993
Equity-based compensation	3,561	53,144
Gain on disposal of assets	-	(10,267)
Changes in assets and liabilities:
Accounts receivable	(121,343)	44,435
Notes receivable	(45,118)	(3,250)
Prepaid expenses	55,029	79,556
Other assets	1,401	(1,251)
Accounts payable	234,492	10,417
Deferred revenue	(6,561)	(47,951)
Accrued and other expenses	(191,456)	196,647
Net cash used in operating activities	(791,194)	(884,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(835)	(14,565)
Proceeds from sale of equipment	-	45,362
Capitalized software	17,273	(114,078)
Net cash provided by (used in) investing activities	16,438	(83,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	1,982,698	2,925,511
Repayments of debt borrowings	(1,305,261)	(1,937,651)
Net cash provided by (used in) financing activities	677,437	987,860

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(97,319)	19,687
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	119,796	18,602
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,477	$38,289

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$228,981	$127,750
Income taxes	$-	$10

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

Basis of Presentation - The financial statements as of and for the three months ended March 31, 2010 and 2009 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2009 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010 (the “2009 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2010, and its results of operations and cash flows for the three months ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2010 and 2009, the Company incurred net losses as well as negative cash flows, is involved in a class action lawsuit (See Note 7, “Commitments and Contingencies,” in the 2009 Annual Report), and had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At May 11, 2010, the Company does have a commitment from its convertible secured subordinated noteholders to purchase up to an additional $4.65 million in convertible notes upon approval and call by the Company’s Board of Directors. There can be no assurance that, if the noteholders do not purchase the $4.65 million in convertible notes, the Company will be able to obtain alternative funding. There can be no assurance that the Company’s efforts to raise capital or increase revenue will be successful. If these efforts are unsuccessful, the Company may have to cease operations and liquidate the business. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three months ended March 31, 2010 are consistent with those used for the year ended December 31, 2009. Accordingly, please refer to the 2009 Annual Report for the Company’s significant accounting policies.

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

Fair Value of Financial Instruments -   U.S. GAAP requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to the short period of time to maturity, the carrying amounts of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable reported in the financial statements approximate the fair value.

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

Additionally, from time to time the Company, as part of its negotiated contracts, has granted extended payment terms to its strategic partners. As payments become due under the terms of the contract, they are invoiced and reclassified as accounts receivable. During 2008, the Company entered into a web services agreement with a direct-selling organization customer that provided for extended payment terms related to both professional services and the grant of a software license. The customer began experiencing cash flow difficulties and has since significantly slowed its payments to the Company. In addition, the Company entered into a web services agreement with a real estate services customer and a mail-order pharmacy.. There are significant amounts due and unpaid under the terms of their agreements and accordingly the Company has established reserves as described below.

Based on these criteria, management determined that at March 31, 2010, an allowance for doubtful accounts of $1,002,028 was required for amounts due from customers. The allowance is comprised of the full outstanding balance of the direct-selling organization and mail–order pharmacy services customers’ account receivable and the real estate customers’ note receivable.  In addition to the allowance for doubtful accounts from customers, the Company has established an allowance of $1,798,595 related to the Nouri legal fee advance.

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

Revenue Recognition   -  The Company derives revenue primarily from subscription fees charged to customers accessing its SaaS applications; professional service fees, consisting primarily of consulting; the perpetual or term licensing of software platforms or applications; and hosting and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. Because the Company licenses, sells, leases, or otherwise markets computer software, it uses the residual method pursuant to U.S. GAAP. This method allows the Company to recognize revenue for a delivered element when such element has vendor specific objective evidence (“VSOE”) of the fair value of the delivered element. If VSOE cannot be determined or maintained for an element, it could impact revenues as all or a portion of the revenue from the multiple-element arrangement may need to be deferred.

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

Under U.S. GAAP, provided the arrangement does not require significant development, modification, or customization, revenue is recognized when all of the following criteria have been met:

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

Under the provisions of U.S. GAAP, consulting, website design fees, and application development services are accounted for separately from the license of associated software platforms when these services have value to the customer and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when milestones are achieved and accepted by the customer for fixed-price or long-term contracts. The majority of the Company’s consulting service contracts are on a time and material basis and are typically billed monthly based upon standard professional service rates.

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

Deferred Revenue   -   Deferred revenue consists of billings or payments received in advance of revenue recognition, and it is recognized as the revenue recognition criteria are met. Deferred revenue also includes certain professional service fees and license fees where all the criteria of U.S. GAAP were not met. Deferred revenue that will be recognized over the succeeding 12-month period is recorded as current and the remaining portion is recorded as non-current.

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

Stock-Based Compensation - Effective January 1, 2006, the Company began recognizing stock based compensation, using the Modified Prospective Approach based on the grant date fair value estimated in accordance with US GAAP. Under the Modified Prospective Approach, the amount of compensation cost recognized includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, and (ii) compensation cost for all share-based payments that are granted subsequent to January 1, 2006. Stock-based compensation is recognized on the straight-line method over the requisite service period. Total stock-based compensation expense recognized was $3,561 and $53,144 for the quarters ended March 31, 2010 and 2009 respectively. No stock-based compensation was capitalized in the consolidated financial statements.

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

The fair value of option grants under the Company’s equity compensation plan during the years ended December 31, 2009 and 2008 were estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2010	2009
Dividend yield	0.0%	0.0%
Expected volatility	98.7%	100.5%
Risk-free interest rate	3.19%	2.00%
Expected lives (years)	4.0	4.0

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

Net Loss Per   Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of stock options and warrants, totaling 1,913,615 on March 31, 2010, were excluded from the calculation of common equivalent shares, as the impact was anti-dilutive.

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

2.            BALANCE SHEET ACCOUNTS

Prepaid Expenses

In 2008, the Company entered into a non-cancelable sublease for approximately 9,837 square feet of office space, restructured as a prime lease beginning May 1, 2010 with a termination date of September 30, 2011, for its North Carolina headquarters.  The agreement included the conveyance of certain furniture to the Company without a stated value and required a lump-sum, upfront payment of $500,000 that was made in September 2008. Management has assessed the fair market value of the furniture to be approximately $50,000, and this amount was capitalized and is subject to depreciation in accordance with the Company’s fixed asset policies. The remainder of the payment was recorded as prepaid expense; with the portion, relating to rent for periods beyond the next 12 months classified as non-current, and is being amortized to rent expense over the term of the lease.

Intangible Assets

The following table summarizes information about intangible assets at March 31, 2010:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization and Prior Impairment	Carrying Value
Customer bases	$1,944,347	6.2	-	$1,944,347	$-
Acquired technology	501,264	3.0	-	501,264	-
Non-compete agreements	801,785	4.0	-	801,785	-
Trademarks and copyrights	52,372	9.7	-	52,372	-
Trade name	380,000	N/A	-	230,000	150,000
Totals	$3,679,768	-		$3,529,768	$150,000

We record our long-lived assets, such as intangibles, property and equipment, at cost. We review the carrying value of our indefinite lived intangibles for possible impairment at least annually in the fourth quarter, and all long-lived assets whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the US GAAP. We measure the recoverability of assets to be held and used by comparing the carrying amount of the asset to future net discounted cash flows expected to be generated by the asset. If we consider such assets to be impaired, we measure the impairment as the amount by which the carrying amount exceeds the fair value, and we recognize it as an operating expense in the period in which the determination is made. We report assets to be disposed at the lower of the carrying amount or fair value less costs to sell. Although we believe that the carrying values of our long-lived assets are appropriately stated, changes in strategy or market conditions or significant technological developments could significantly impact these judgments and require adjustments to recorded asset balances.
.
Accrued Liabilities

At March 31, 2010 and December 31, 2009, the Company has recorded a total of unpaid legal expense obligations of $1,802,379 in connection with the Nouri Matters (defined below) based on invoices received from the law firms of Dennis Michael Nouri and Reza Eric Nouri (together, the “Nouris”) through March 31, 2010 which figure does not include invoices generated but not yet received.  The Company and the Nouris have been engaged in settlement negotiations for the settlement of the Nouris’ advancement and indemnification claims (the “Nouri Matters”) against the Company, but no definitive agreement has yet been signed.

At March 31, 2010, the Company had accrued liabilities totaling $2,432,503. This amount consisted of the following: $2,145,716 of liability related to the estimated cost of settlement for the class action lawsuit, after giving effect to certain settlement payments made during the first quarter totaling $157,000, that was filed against the Company during 2007 (the “Class Action”), pursuant to the terms of a tentative settlement agreement reached between the Company and the lead plaintiff in the class action; $75,436 of liability related to the development of the Company’s custom accounting application; $50,594 related to hosting services; $31,804 for liabilities associated with the settlement of office rent negotiations; $3,791 for other professional services; $20,887 for accrued payroll; and $104,275 of convertible note interest payable.

At December 31, 2009, the Company had accrued liabilities totaling $2,623,959. This amount consisted primarily of $2,302,158 of liability related to the estimated cost of settlement for the Class Action law suit based upon the tentative settlement agreement reached between the Company and the lead plaintiff in the class action, plus other accrued legal fees, $75,436 of liability related to the development of the Company’s custom accounting application; $50,594 related to hosting services; $18,174 for liabilities associated with the settlement of office rent negotiations $3,791 for other professional services, $71,159 for accrued payroll and $102,647 of convertible note interest payable.

Deferred Revenue

Deferred Revenue   -   Deferred revenue consists of billings or payments received in advance of revenue recognition, and it is recognized as the revenue recognition criteria are met. Deferred revenue also includes certain professional services fees and licensing revenues where all the criteria described earlier were not met. Deferred revenue that will be recognized over the succeeding 12-month period is recorded as current and the remaining portion is recorded as noncurrent.

The components of deferred revenue for the periods indicated were as follows:

	March 31, 2010	December 31, 2009

Subscription fees	$39,155	$40,115
License fees	-	5,601
Totals	$39,155	$45,716

Current portion	$27,215	$40,115
Non-current portion	11,940	5,601
Totals	$39,155	$45,716

3.           NOTES PAYABLE

Convertible Notes

On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of convertible secured subordinated notes (as amended, the “Notes”) under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007 (as amended, the “Note Purchase Agreement”).  The Notes bear an 8% interest rate and interest is paid quarterly.

 In addition, at the initial closing, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal of Notes in future closings upon approval and call by our Board of Directors. On August 12, 2008, we exercised our option to sell $1.5 million aggregate principal of Notes (the “Additional Notes”) to existing noteholders, with substantially the same terms and conditions as the Notes sold in the initial closing (the “Initial Notes”). In connection with the sale of the Additional Notes, the noteholders holding a majority of the aggregate principal amount of the Notes then outstanding agreed to increase the aggregate principal amount of Notes that they are committed to purchase from $8.5 million to $15.3 million. On November 21, 2008, we sold $500,000 aggregate principal amount of Notes to two new convertible noteholders (the “New Notes”), with substantially the same terms and conditions as the Initial Notes and the Additional Notes.  At December 31, 2008, $5.3 million aggregate principal amount of Notes were outstanding.

On January 6, 2009, the Company sold $500,000 aggregate principal amount of Notes to Atlas Capital SA (“Atlas”), on substantially the same terms and conditions as the previously issued Notes.

On February 24, 2009, the Company sold $500,000 aggregate principal amount of Notes to Atlas on substantially the same terms and conditions as the previously issued Notes. On the same date, the noteholders holding a majority of the aggregate principal amount of the Notes outstanding agreed that the Company may sell up to $6 million aggregate principal amount of Additional Notes to new convertible noteholders or existing noteholders at any time on or before December 31, 2009 with a maturity date of November 14, 2010 or later. In addition, the maturity date definition for each of the Notes was changed from November 14, 2010 to the date upon which the Note is due and payable, which was the earlier of (1) November 14, 2010, (2) a change of control, or (3) if an event of default occurs, the date upon which noteholders accelerate the indebtedness evidenced by the Notes. The formula for calculating the conversion price of the Notes was also amended such that the conversion price of each outstanding note and any additional note sold in the future would be the same and set at the lowest applicable conversion price, as described below.

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

On March 5, 2010, the Company and Atlas, as the holder of a majority of the aggregate outstanding principal amount of the Notes (the “Requisite Percentage Holder”), together with other noteholders, entered into the Fourth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Second Amendment to Convertible Secured Subordinated Promissory Notes and Third Amendment to Registration Rights Agreement (the “Fourth Amendment”).  The Fourth Amendment extends the original maturity date of the Notes from November 14, 2010 to November 14, 2013, and amends the Note Purchase Agreement and the Registration Rights Agreement, dated November 14, 2007, to reflect this extension.

The Fourth Amendment extends the original maturity date of the Notes from November 14, 2010 to November 14, 2013, and amends the Note Purchase Agreement and the Registration Rights Agreement, dated November 14, 2007, to reflect this extension.

The Fourth Amendment further provides that on the earlier of the maturity date of November 14, 2013 or a merger or acquisition or other transaction pursuant to which our existing stockholders hold less than 50% of the surviving entity, or the sale of all or substantially all of our assets, or similar transaction, or event of default, each noteholder in its sole discretion shall have the option to:

•	convert the principal then outstanding on its notes into shares of the Company’s common stock, or
•	receive immediate repayment in cash of the notes, including any accrued and unpaid interest.

On April 1, 2010, the Company sold a Note to Atlas in the principal amount of $350,000, due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes

If a noteholder elects to convert its Notes on the maturity date, the conversion price will be the lowest “applicable conversion price” determined for each Note. The “applicable conversion price” for each Note shall be calculated by multiplying 120% by the lowest of:

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

Lines of Credit

On February 20, 2008, the Company entered into a revolving credit arrangement with Paragon Commercial Bank (“Paragon”) that was renewable on an annual basis subject to mutual approval and delivered to Paragon a secured promissory note, dated February 20, 2008 (the “Paragon Note”) . The total line of credit advanced by Paragon is $2.5 million and can be used for general working capital. Any advances made on the line of credit were required to be paid off no later than February 19, 2009, with monthly payments being applied first to accrued interest and then to principal. Interest accrues on the unpaid principal balance at the Wall Street Journal’s published Prime Rate minus one-half percent. The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC Private Bank (Suisse) SA (“HSBC”) with Atlas, a current stockholder, as account party that was scheduled to expire on February 18, 2010. The Company also has agreed with Atlas that in the event of a default by the Company in the repayment of the line of credit that results in the letter of credit being drawn, the Company shall reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At the sole discretion of Atlas, these payments may be made in cash by issuing shares of the Company’s common stock at a set per-share price of $2.50 or the issuance of additional bonds.

On February 25, 2010, the Company entered into a Modification Agreement (the “Modification Agreement”) with Paragon, with an effective date of February 22, 2010, relating to the Paragon Note.  The Modification Agreement (i) extends the maturity date of the Paragon Note from February 11, 2010 to August 11, 2010, and (ii) changes the interest rate from a variable annual rate equal to The Wall Street Journal Prime Rate, with a floor of 5.50%, to a fixed annual rate of 6.50%.   The Company has been advised that, effective January 28, 2010, the expiration date of the standby letter of credit in the amount of $2,500,000 issued by HSBC securing the Paragon Note has been extended from February 18, 2010 to September 17, 2010.

As of March 31, 2010, the Company had notes payable totaling $12,426,973. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	Total	Maturity	Rate
Paragon Commercial Bank credit line	$2,093,283	$-	$2,093,283	Aug 2010	Prime, not less than 6.5%
Insurance premium note	21,460	-	21,460	Jun 2010	5.4%
Various capital leases	32,440	179,790	212,230	Various	8.0-18.9%
Convertible notes	-	10,100,000	10,100,000	Nov 2013	8.0%
Totals	$2,147,183	$10,279,790	$12,426,973

4.           COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through July 2019. Total amounts financed under these capital leases were $272,164 and $72,164 at March 31, 2010 and 2009, respectively, net of accumulated amortization of $59,933 and $24,883, respectively. The current and non-current portions of the capital leases have been recorded in current and long-term portions of notes payable on the consolidated balance sheets as of March 31, 2010 and 2009. See also Note 3, “Notes Payable.”

In 2008, the Company entered into a non-cancellable sublease to relocate its North Carolina headquarters to another facility near Research Triangle Park, under which the Company prepaid rent in the total amount of $450,080 and purchased existing furniture and fixtures for an additional $49,920, which furniture and fixtures were capitalized for depreciation purposes.   Effective May 1 , 2010, the sublease was restructured as a direct lease with the owner of the property, with a termination date of September 30, 2011 (the "Lease").  After taking into account the monthly amortization of prepaid rent, the Company is obligated to make minimum monthly rent payments in the amount of $4,208.13 during the term of the Lease, together with a percentage of operating expenses.  The Company includes the prepaid rent amount of $450,080 as an asset being amortized monthly over the remaining term of the Lease.

Rent expense for the three months ended March 31, 2010 and 2009 was $53,765 and $43,889, respectively.

Development Agreement

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application. In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company’s common stock based upon the developer attaining certain milestones. This agreement was modified on March 26, 2008 to adjust the total number of shares issuable under the agreement to 29,014. In 2008, the Company had paid $470,834 and issued 3,473 shares of common stock related to this obligation.

Legal Proceedings

At this time, the Company is not able to determine the likely outcome of the Company’s current pending legal matters   Management has made an initial estimate based upon a tentative agreement for settlement of the Class Action, its settlement discussions regarding the Nouri Matters, and its knowledge, its experience and input from legal counsel, and the Company has accrued approximately $3,948,095 of additional legal reserves and costs. Such amounts will be adjusted in future periods as more information becomes available. If an unfavorable resolution of any of these matters occurs, the Company’s business, results of operations, and financial condition could be materially adversely affected.

5.           STOCKHOLDERS’ EQUITY

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at March 31, 2010.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2010, it had 18,342,542 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

In March 2010, the Company issued 10,000 shares of restricted common stock to  Mr. Shlomo Elia, for service as a Board Member.

Warrants

As incentive to modify a letter of credit relating to the Wachovia line of credit (see Note 3, “Notes Payable”), the Company entered into a Stock Purchase Warrant and Agreement (the “Warrant Agreement”) with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant containing a provision for cashless exercise to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share at the termination of the line of credit or if the Company is in default under the terms of the line of credit with Wachovia. The fair value of the warrant was $734,303 as measured using the Black-Scholes option-pricing model at the time the warrant was issued. This amount was recorded as deferred financing costs and was amortized to interest expense in the amount of $37,657 per month over the remaining period of the modified line of credit, which expired in August 2008. In consideration for Atlas providing the Paragon line of credit (see Note 3 “Notes Payable”), the Company agreed to amend the Warrant Agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit. If the warrant is exercised in full, it will result in gross proceeds to the Company of approximately $1,200,000.

In a transaction that closed on February 21, 2007, we sold an aggregate of 2,352,941 shares of our common stock to two new investors in a private placement.  The shares were sold at $2.55 per share pursuant to a Securities Purchase Agreement, or the SPA, between the Company and each of the investors.  Under the SPA, the Investors were issued warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants expired February 21, 2010.

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

As of March 31, 2010, warrants to purchase up to 1,655,915 shares were outstanding.

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

Restricted Stock – During the first quarter of 2010, 10,000 shares of restricted stock were issued. At March 31, 2010, there remains $62,577 of unvested expense yet to be recorded related to all restricted stock outstanding.

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

The following is a summary of the stock option activity for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price
BALANCE, December 31, 2009	132,500	$4.43
Granted	125,000	1.14
Exercised	-	-
Canceled	-	-
BALANCE, March 31, 2010	257,500	$2.83

The following table summarizes information about stock options outstanding at March 31, 2010:

				Currently Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.14	125,000	5.0	$1.14	-	$-
From $2.50 to $3.50	85,000	6.8	$3.15	83,750	$3.16
$5.00	25,000	4.3	$5.00	20,000	$5.00
From $8.61 to $9.00	22,500	3.5	$8.61	18,000	$8.61
Totals	257,500	3.6	$2.84	121,750	$4.27

At March 31, 2010, there remains $54,333 of unvested expense yet to be recorded related to all options outstanding.

Dividends - The Company has not paid any cash dividends through March 31, 2010.

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Three Months Ended March 31, 2010
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$-	-%
Customer B	Subscription fees	111,882	31%
Customer C	Subscription fees	52,440	14%
Others	Various	199,578	55%
Total		$363,900	100%

		Three Months Ended March 31, 2009
	Revenue Type	Revenues	% of Total Revenues
Customer A	Professional service fees	$156,700	33%
Customer B	Subscription fees	106,294	22%
Customer C	Subscription fees	125,503	26%
Others	Various	93,190	19%
Total		$481,687	100%

As of March 31, 2010, we had current accounts receivable of $511,593 and a note receivable from a customer of $490,435, both of which are fully reserved. As of December 31, 2009, one customer accounted for 91% of accounts receivable.

7.           SUBSEQUENT EVENTS

On April 1, 2010, the Company sold $350,000 aggregate principal amount of convertible secured subordinated notes due November 14, 2013 to Atlas with substantially the same terms and conditions as the previously outstanding notes, as described in Note 3, “Notes Payable.”

 In 2008, the Company entered into a non-cancellable sublease to relocate its North Carolina headquarters to another facility near Research Triangle Park, under which the Company prepaid rent in the total amount of $450,080 and purchased existing furniture and fixtures for an additional $49,920, which furniture and fixtures were capitalized for depreciation purposes.   Effective May 1 , 2010, the sublease was restructured as a direct lease with the owner of the property, with a termination date of September 30, 2011 (the "Lease").  After taking into account the monthly amortization of prepaid rent, the Company is obligated to make minimum monthly rent payments in the amount of $4,208.13 during the term of the Lease, together with a percentage of operating expenses.  The Company includes the prepaid rent amount of $450,080 as an asset being amortized monthly over the remaining term of the Lease.

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

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

In the second half of 2007, we commenced an overall evaluation of our business model as well as our current technologies, the outcome of which was our decision to develop a core industry-standard platform for small business with an architecture designed to integrate with a virtually unlimited number of other applications, services, and existing infrastructures. These applications would include not only our own small-business applications, which we are currently optimizing, but also other applications we expect to arise from collaborative partnerships with third-party developers and service providers. In addition, we identified emerging-market opportunities in the small-business segment to leverage social networking and community building. We are currently refining and integrating these capabilities into the core platform to be readily available in a “plug-and-play” fashion to meet any anticipated customer need or desire. On July 14, 2009, we announced the release of OneBiz 1.1, a suite of web-based business management tools designed for small business owners to operate and grow their businesses. We believe that this platform and associated applications will provide opportunities for new sources of revenue, including an increase in our subscription fees. We also believe, because the platform is designed to follow industry-standard protocol, that the customization efforts and associated timeline previously necessary to meet a particular customer’s requirements will diminish significantly, allowing us to shorten the sale-to-revenue cycle.   As we neared completion of the development of our industry-standard platform, we began shifting our focus from development toward the sales and marketing of the new platform in the fourth quarter of 2008 and continued the effort throughout 2010.

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

Hosting fees are charged for providing our customers with network accessibility.

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

General and Administrative – General and administrative expenses are composed primarily of costs associated with our executive, finance and accounting, legal, human resources, and information technology personnel and consist of salaries and related compensation costs; professional services (such as outside legal counsel fees, audit, and other compliance costs); depreciation and amortization; facilities and insurance costs; and travel and other costs. We anticipate general and administrative expenses will decrease in 2010 as the legal expenses and other professional fees we incurred in 2009 will be reduced due to the tentative settlements recently reached in certain legal matters.

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing and advertising expenses. In the past, sales and marketing expenses also included the amounts we paid to our marketing partners as part of the subscription revenue received; in the past, the subscription revenue was presented as a gross amount as was the amount included in the sales and marketing category.  As part of our ongoing review of accounting pronouncements, we have reclassified the revenues and sales and marketing expenses to reflect net revenue and expense – see footnote 1 to the financial statements for further details.  Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small-business customer bases. In June 2008, we engaged a public relations firm and, as a result, our public relations expenses increased during the latter part of 2008 and 2009. As we continue to execute our sales and marketing strategy to take our enhanced products to market, we expect associated costs to increase in 2010 due to targeting new partnerships, development of channel partner enablement programs, advertising campaigns, additional sales and marketing personnel, and the various percentages of revenues we may be required to pay to future partners as marketing fees.

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

Beginning in May 2008, we determined that it was strategically desirable to develop an industry-standard platform and to enhance our current SaaS applications. A detailed design plan indicated that the product was technologically feasible. In July 2008, we commenced development, and from that point in time, we have been capitalizing all related costs in accordance with accounting principles. Because of our scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enables us to incur relatively low development costs as compared to traditional enterprise software business models. We completed the core development of our new applications during 2009 and we expect that future research and development expenses will decrease in both absolute and relative dollars as we amortize the capitalized costs associated with the new platform and reduce our personnel to a core group focused on enhancements and custom development work for customers.

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

Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009

The following table sets forth certain statements of operations data for the periods indicated:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Dollars	% of Revenue	Dollars	% of Revenue
Total revenues	$363,900	100.0%	$481,687	100.0%
Cost of revenues	365,934	100.5%	492,601	102.3%

Gross profit	$(2,034)	-.5%	$(10,914)	-2.3%

Operating expenses	857,059	235.5%	1,472,008	305.6%

Loss from operations	$(859,093)	-236.0%	$(1,482,922)	-307.9%

Other income (expense), net	(57,832)	-15.9%	(111,731)	-23.2%

Net loss	$(916,925)	-251.9%	$(1,594,653)	-331.1%

Net loss per common share	$(0.05)		$(0.09)

Revenues

Revenues for the three months ended March 31, 2010 and 2009 comprise the following:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Subscription fees	$136,258	$241,782	$(105,524)	-44%
Professional service fees	62,775	118,773	(55,998)	-47%
License fees	87,800	11,250	76,550	680%
Hosting fees	44,272	72,211	(27,939)	-39%
Other revenue	32,795	37,671	(4,876)	-13%
Total revenues	$363,900	$481,687	$(117,787)	-24%

Revenues decreased 24% to $364,000 for the three months ended March 31, 2010 from $482,000 for the same period in 2009. Our overall decrease in revenues was driven by substantial declines in subscription fees, professional service fees, and hosting fees. Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Subscription fees	$136,258	$241,782	$(105,524)	-44%
Percent of total revenues	37.4%	50.2%

Revenues from subscription fees decreased 44% to $136,000 for the three months ended March 31, 2010 from $242,000 for the same period in 2009. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution that has resulted in a continuous decline in subscription fees.

Professional Service Fees

Revenues from professional service fees for the three months ended March 31, 2010 and 2009are as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Professional service fees	$62,775	118,773	(55,998)	-47%
Percent of total revenues	19.5%	24.7%

Revenues from professional service fees decreased 47% to $63,000 for the three months ended March 31, 2010 from $119,000 for the same period in 2009. This decrease is primarily due to a significant decline in web consulting services provided to customers during the first quarter of 2010.

License Fees

Revenues from license fees for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
License fees	$87,800	11,250	76,550	680%
Percent of total revenues	24.1%	2.3%

Revenues from license fees increased 680% to $88,000 for the three months ended March 31, 2010 from $11,000 for the same period in 2009. License fee revenue recognized in the first quarter of 2010 comprised the ratable recognition of a term license that commenced in December 2009. License fee revenue recognized in the first quarter of 2009 comprised three installments of a license agreement to a single customer.

Hosting Fees

Revenues from hosting fees for the three months ended March 31, 2010 and 2009are as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Hosting fees	$44,272	72,211	(27,939)	-39%
Percent of total revenues	12.2%	15.0%

Revenues from hosting fees decreased 39% to $44,000 for the three months ended March 31, 2010 from $72,000 for the same period in 2009. This decrease is primarily due to the loss of a major customer offset by the increase in fees from a customer who went into live production in early 2010. We expect hosting fees to increase on an overall basis as we add new channel partners and expand our base of subscribing end users.

Other Revenue

Revenues from other sources for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Other revenue	$32,795	37,671	(4,876)	-13%
Percent of total revenues	9.0%	7.8%

Revenues from non-core activities decreased 13% to $33,000 for the three months ended March 31, 2010 from $38,000 for the same period in 2009. This decrease is primarily attributable to lower billed credit card and payment gateway fees resulting from the loss of a major customer. We expect these revenue streams to continue to be insignificant in the future as we focus on the growth of our subscription fees revenue.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Cost of revenues	$365,934	$492,601	$(126,667)	-26%
Percent of total revenues	100.5%	102.3%

Cost of revenues decreased 26% to $366,000 for the three months ended March 31, 2010 from $493,000 for the same period in 2009. This decrease is the result of lower professional services costs associated with professional service fees revenue, which is generally billed on a time and material basis. In addition, we have allocated lower amounts of development and general and administrative expenses as a result of an overall reduction in those areas.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 and 2009 comprise the following:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Sales and marketing	$152,635	$299,539	$(146,904)	-49%
Research and development	32,005	276,879	(244,874)	-88%
General and administrative	672,419	895,590	(223,171)	-31%
Total operating expenses	$857,059	$1,472,008	$(614,949)	-42%

Operating expenses decreased 42% to $857,000 for the three months ended March 31, 2010 from $1,472,000 for the same period in 2009. This decrease is the direct result of our concerted efforts during the latter part of 2009 and into 2010 to reduce operating expenses by improving efficiencies and eliminating unnecessary costs. Select items are discussed in detail below.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Sales and marketing	$152,635	$299,539	$(146,904)	-49%
Percent of total revenues	41.9%	62.2%

Sales and marketing expenses decreased 49% to $153,000 for the three months ended March 31, 2010 from $300,000 for the same period in 2009. This variance is primarily attributable to reductions of $115,000 associated with staff reductions, $7,000 of business travel and marketing related costs and $24,000 in revenue sharing expenses for one customer

Research and Development

Research and development expenses for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Research and development	$32,005	276,879	(244,874)	-88%
Percent of total revenues	8.8%	57.5%

Research and development expenses decreased 88% to $32,000 for the three months ended March 31, 2010 from $277,000 for the same period in 2009. This decrease is primarily attributable to $223,000 reduction in employee wages and related costs due to staff reductions and a $22,000 reduction of outside contractor fees incurred during the first quarter of 2010.

General and Administrative

General and administrative expenses for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
General and administrative	$672,419	895,590	(223,171)	-25%
Percent of total revenues	184.8%	185.9%

General and administrative expenses decreased 25% to $672,000 for the three months ended March 31, 2010 from $896,000 for the same period in 2009. This decrease is primarily attributable to reductions of $126,000 in personnel costs due to lower headcount; $144,000 in depreciation and amortization related expenses as a result of prior period impairment of intangible asset values,  $23,000 in specialized accounting and tax service expenses, $ 7,000 of insurance and utilities, offset by an increase of $75,000 of additional legal expense due to the ongoing Class Action case and the Nouri Matters.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2010 and 2009 comprise the following:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Interest expense, net	$(210,695)	$(127,998)	$(82,697)	-65%
Gain on disposal of assets, net	-	10,267	(10,267)	-100%
Gain on legal settlements, net	152,863	6,000	146,863	2,448%
Other expense	-	-	-	-%
Total other expense	$(57,832)	$(111,731)	$53,889	-48%

Net other expense decreased 48% to $58,000 for the three months ended March 31, 2010 from $112,000 for the same period in 2009. This net decrease was primarily attributable to an increase in the gain on legal settlements, which is discussed in detail below.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Interest expense, net	$(210,695)	$(127,998)	$(82,697)	-65%
Percent of total revenues	57.9%	26.6%

Net interest expense increased 65% to $211,000 for the three months ended March 31, 2010 from $128,000 for the same period in 2009. This increase is primarily attributable to additional draw of amounts from the bondholders throughout 2009 and continuing into 2010.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Gain on legal settlements, net	152,863	6,000	146,863	2,448%
Percent of total revenues	42.0%	1.2%

Gain on legal settlements increased 2,448% to $153,000 for the three months ended March 31, 2010 from $6,000 for the same period in 2009. This increase is primarily attributable to negotiations and settlement of outstanding legal fees associated with the ongoing litigation issues.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first quarter of 2010 primarily due to continued substantial uncertainty based on objective evidence regarding our ability to realize our deferred tax assets, thereby warranting a full valuation allowance in our financial statements. We have approximately $48.2 million in net operating loss carryforwards, which may be utilized to offset future taxable income.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures and debt service. As of March 31, 2010, our principal sources of liquidity were cash and cash equivalents totaling $22,000 and current accounts receivable of $511,593, which is fully reserved, as compared to $120,000 of cash and cash equivalents and $13,000 in accounts receivable as of December 31, 2009. We maintain a low cash balance because of automated sweeps among our accounts at Paragon whereby all available cash at the end of each day is used to pay down our line of credit with Paragon, the purpose of which is to reduce our interest expense. As of March 31, 2010, we had drawn approximately $2,100,000 on the $2,470,000 line of credit, leaving approximately $377,000 available under the line of credit for our operations. Deferred revenue at March 31, 2010 was $39,000 as compared to $46,000 at December 31, 2009.

As of May 11, 2010, our principal sources of liquidity were cash and cash equivalents totaling approximately $441,000 and $512,000 of accounts receivable, which is fully reserved.. In addition, we had drawn approximately $2,007,000 on the Paragon line of credit, leaving approximately $463,000 available under the line of credit for operations. As of May 11, 2010, we also have a commitment from our convertible secured subordinated noteholders to purchase up to an additional $4.65 million in Notes upon approval and call by our Board of Directors.

Cash Flows

During the three months ended March 31, 2010, our working capital deficit increased by approximately $300,000 to $6,916,893 from a working capital deficit of $6,575,351 at December 31, 2009. As described more fully below, the working capital deficit at March 31, 2010 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.

Cash Flows from Operating Activities

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Net cash used in operating activities	$791,194	$884,892	$(93,698)	-11%

Net cash used in operating activities decreased 11% to $791,000 for the three months ended March 31, 2010 from $885,000 for the same period in 2009. This decrease is primarily attributable to a lower net loss for the period, a decrease in accounts receivable, and an increase in accrued liabilities, offset in part by an increase in prepaid expenses and decreases in accounts payable and deferred revenue.

Cash Flows from Investing Activities

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Net cash provided by (used in) investing activities	$16,438	$(83,281)	$99,719	120%

Net cash provided by investing activities increased 120% to $16,000 for the three months ended March 31, 2010 from net cash used in investing activities of $83,000 for the same period in 2009. This net cash provided is attributable to the amortization of capitalized software costs related to our new industry-standard platform offset by the purchase of $835 of equipment compared to the $128,000 of investment in capitalized software and equipment for the same period in 2009 offset, in part, by proceeds from the sale of equipment to a customer.

Cash Flows from Financing Activities

	Three Months Ended March 31,		Change
	2010	2009	Dollars	Percent
Net cash provided by (used in) financing activities	$677,437	$987,860	$310,423	31%

Net cash provided by financing activities decreased 31% to $677,000 for the three months ended March 31, 2010 from net cash provided by financing activities of $988,000 for the same period in 2009. This net source of cash is primarily due to net increase in debt borrowings in the first quarter of 2010.

The net cash for the first quarter of 2010 from our financing activities was generated through debt financing, as described below.

Debt Financing.

Revolving Credit Facility

On February 20, 2008, the Company entered into a new revolving credit arrangement with Paragon and delivered to Paragon the Paragon Note.  The Paragon Note was renewed as of February 22, 2010, pursuant to the Modification Agreement between Paragon and the Company, which extended the maturity date from February 11, 2010 to August11, 2010 and changed the interest rate on the Paragon Note from a variable annual rate equal to The Wall Street Journal Prime Rate, with a floor of 5.50%, to a fixed annual rate of 6.50%.  The total line of credit advanced by Paragon remains $2.5 million and can be used for general working capital.  The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party, with an expiration date of September 17, 2010, which was extended from the prior expiration date of February 18, 2010.

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

The Company entered into the Second Amendment in partial consideration for a waiver from Atlas as the Requisite Percentage Holder. Sales of Notes to the convertible noteholders are subject to certain conditions, including the absence of events or conditions that could reasonably be expected to have a material adverse effect on the ability of the Company to perform its obligations under the Note Purchase Agreement. The agent for the convertible noteholders had advised the Company that the Company’s obligations to the Nouris may constitute such a material adverse effect. However, Atlas, as the Requisite Percentage Holder, advised the Company that it would be willing to waive the foregoing funding conditions relating to the judgment if, and for so long as, the Nouris do not actively pursue enforcement of such judgment, and, in addition, if the Company entered into the Second Amendment.

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

On each of April 3, 2009 and June 2, 2009, the Company sold a Note in the principal amount of $500,000 to Atlas on substantially the same terms and conditions as the previously issued Notes.  On each of July 16, 2009, August 26, 2009, September 8, 2009, and October 5, 2009, the Company sold a Note in the principal amount of $250,000 to Atlas on substantially the same terms and conditions as the previously issued Notes.  On October 9, 2009, the Company sold a Note in the principal amount of $250,000 to UBP, Union Bancaire Privee, an existing noteholder, on substantially the same terms and conditions as the previously issued Notes.  On November 6, 2009, the Company sold a Note to Atlas in the principal amount of $500,000, on December 23, 2009 the Company sold a Note to Atlas in the principal amount of $750,000, and on February 11, 2010, the Company sold a Note to Atlas in the principal amount of $500,000, all upon substantially the same terms and conditions as the previously issued Notes

On March 5, 2010, the Company and the Requisite Percentage Holder, among other convertible noteholders, entered into the Fourth Amendment.  The Fourth Amendment extends the original maturity date of the Notes from November 14, 2010 to November 14, 2013, and amends the Note Purchase Agreement and the Registration Rights Agreement, dated November 14, 2007, to reflect this extension, as reported on the Form 8-K filed by the Company on March 10, 2010.

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

The Notes and the common stock into which they may be converted have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the Notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors.  The noteholders of the Initial Notes include (i) Blueline, which originally recommended Philippe Pouponnot, one of our former directors, for appointment to the Board of Directors; (ii) Atlas, an affiliate that originally recommended Shlomo Elia, one of our current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd., which is owned by Doron Roethler, the former Chairman of our Board of Directors and former Interim Chief Executive Officer and who currently serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of our directors and executive officers. The noteholders of the Additional Notes are Atlas and Crystal Management Ltd. The noteholders the New Notes are not affiliated with the Company.

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

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional Notes, and bank lines of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit (which expires August 2010, as described above), replacement of the existing line of credit and additional issuances of notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.  If the tentative Class Action settlement is finalized, current shareholders will be further diluted due to the issuance of an additional 1,475,000 shares of common stock pursuant to the terms of the tentative agreement.

Going Concern

Our independent registered public accountants have issued an explanatory paragraph in their report included in our Annual Report on Form 10-K for the year ended December 31, 2009 in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Recent Developments

On April 1, 2010, we sold $350,000 aggregate principal amount of Notes to Atlas with substantially the same terms and conditions as the previously outstanding Notes.

In 2008, the Company entered into a non-cancellable sublease to relocate its North Carolina headquarters to another facility near Research Triangle Park, under which the Company prepaid rent in the total amount of $450,080 and purchased existing furniture and fixtures for an additional $49,920, which furniture and fixtures were capitalized for depreciation purposes.   Effective May 1 , 2010, the sublease was restructured as a direct lease with the owner of the property, with a termination date of September 30, 2011 (the "Lease").  After taking into account the monthly amortization of prepaid rent, the Company is obligated to make minimum monthly rent payments in the amount of $4,208.13 during the term of the Lease, together with a percentage of operating expenses.  The Company includes the prepaid rent amount of $450,080 as an asset being amortized monthly over the remaining term of the Lease.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                 Controls and Procedures

Not applicable.

Item 4T.               Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our interim Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting.

Review of our revenue recognition procedures during the fourth quarter of 2009 caused the restatement of financial statements for the first three quarters of 2009 and three quarters of 2008.  The restatement included the presentation of  net subscription revenue as compared to the gross subscription revenue.  In the past we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting procedures we identified the fact that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP.  As a result of our review, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.  The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change the net income.

In order to address the material weakness we have implemented a system whereby each new contract entered into by the company must be reviewed and approved by the Chief Financial Officer.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2010 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a description of material legal proceedings.

At this time, except as discussed above, we are not able to determine the outcome of the legal matters described above, nor can we estimate our entire potential financial exposure. If an unfavorable resolution of any of these matters occurs, our business, results of operations, and financial condition could be materially adversely affected

Item 1A.        Risk Factors

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

We have had recurring losses from operations and continue to have negative cash flows. If we do not become cash flow positive through additional financing or growth, we may have to cease operations and liquidate our business. Our working capital, which is dependent on our convertible note financing facility, should fund our operations for the next 12 to 18 months. As of April 14, 2010, we have approximately $405,000 available on our line of credit and approximately $4.65 million available through our convertible note financing. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, and expenses on account of lawsuits brought by a former officer and a former employee for advancement of indemnification expenses and the tentative settlement of the shareholder class action lawsuit (see Part II, Item I, Legal Proceedings, above) will require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan and may not be able to sustain our business.

In addition, our current primary credit facilities consisting of the Paragon line of credit with a due date of August 14, 2010 and the convertible note financing with a maturity date in November 2013. Should we be unable to repay the principal then due from operations or from new or renegotiated capital funding sources, we may not be able to sustain our business. As of April 14, 2010, we have approximately $2.0 million outstanding on our line of credit and $10.45 million aggregate principal amount of convertible Notes outstanding, net of a $200,000 reduction in connection with the Company’s sale/leaseback of equipment in September 2009.

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

Cherry, Bekaert & Holland, L.L.P. our independent registered public accountants have expressed substantial doubt in their report included with our Annual Report on Form 10-K for the year ended December 31, 2009 about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment. You should consider our independent registered public accountants’ comments when determining if an investment in us is suitable.

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

Legal and other fees related to these actions have also reduced our available cash for operations. We make no assurance that we will not continue to experience additional harm as a result of these matters. The time spent by our management team and directors dealing with issues related to these actions detracts, and despite the tentative settlement of the Class Action continue to detract from the time they spend on our operations, including strategy development and implementation. These actions, more fully described in Part I, Item 3, “Legal Proceedings“ in the Annual Report on Form 10-K for the year ended  December 31, 2009, also have harmed our reputation in the business community, jeopardized our relationships with vendors and customers, and decreased our ability to attract qualified personnel, especially given the media coverage of these events.

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

Our principal stockholders beneficially own or control a large percentage of our outstanding common stock. Certain of these principal stockholders hold warrants and Notes, which may be exercised or converted into additional shares of our common stock under certain conditions. The convertible noteholders have designated a bond representative to act as their agent. We have agreed that the bond representative shall be granted access to our facilities and personnel during normal business hours, shall have the right to attend all meetings of our Board of Directors and its committees, and shall receive all materials provided to our Board of Directors or any committee of our Board. In addition, so long as the notes are outstanding, we have agreed that we will not take certain material corporate actions without approval of the bond representative.

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

We may issue shares of our common stock in the future for a variety of reasons. For example, under the terms of our stock purchase warrant and agreement with Atlas, it may elect to purchase up to 444,444 shares of our common stock at $2.70 per share upon termination of, or if we are in breach under the terms of, our line of credit with Paragon. In connection with our private financing in February 2007, we issued warrants to the Investors (defined below) to purchase an additional 1,176,471 shares of our common stock at $3.00 per share (which warrants were not exercised and have expired in February 2010) and a warrant to our placement agent in that transaction to purchase 35,000 shares of our common stock at $2.55 per share. Upon maturity of their convertible Notes, our convertible noteholders may elect to convert all, a part of, or none of their Notes into shares of our common stock at a floating conversion price. In addition, we may raise funds in the future by issuing additional shares of common stock or other securities.

Under the tentative Class Action settlement, the settlement consideration would include 1,475,000 shares of Company common stock. Under the terms of the tentative settlement agreement, counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares on one day or 50,000 shares in 30 calendar days. This issuance and sale may have a further dilutive effect on the value of the Company’s outstanding shares.

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

Our executive management team has undergone significant changes during 2008 and 2009, including the resignation of our former Chief Executive Officer in December 2008, our former interim Chief Executive Officers in May 2009 and November 2009 and the resignation of our former Chief Financial Officer in May 2009, among others. . Furthermore, in light of the prior SEC charges filed against us, and the related adverse publicity from the criminal trial and conviction of the Nouris, it may be difficult to attract highly qualified candidates to serve on our executive management team. If we cannot attract and retain qualified personnel and integrate new members of our executive management team effectively into our business, then our business and financial results may suffer. In addition, all of our executive team works at the same location, which could make us vulnerable to the loss of our entire team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

Our line of credit with Paragon Bank expires on August 14, 2010.

Paragon Bank has extended our line of credit until August 14, 2010.  If we are unable to establish a new line of credit, we may have difficulty dealing with cash flow activities of daily business operations that will be disruptive to the future success of the business

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2010, the Company sold a Note to Atlas in the principal amount of $500,000, upon substantially the same terms and conditions as the previously issued Notes, as described in Part I, Item 1, Note 3, Notes Payable, of this Quarterly Report on Form 10-Q.

 There were no repurchases of any securities during the first quarter of fiscal 2010.

Item 3.             Default Upon Securities

None.

Item 4.             (Removed and Reserved)

Item 5.             Other Information

None.

Item 6.            Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Sixth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on January 20, 2010)
4.1
Fourth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Second Amendment to Convertible Secured Subordinated Promissory Notes and Third Amendment to Registration Rights Agreement, dated March 5, 2010, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.8 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

4.2
Form of Convertible Secured Subordinated Promissory Note to be issued post March 5, 2010 (incorporated herein by reference to Exhibit 4.9 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.1
Form of revised Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.2
Form of revised Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director) (incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.3
Smart Online, Inc. Revised Board Compensation Policy, effective March 26, 2010 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.4
Modification Agreement, made as of February 22, 2010, between Smart Online, Inc. and Paragon Commercial Bank (incorporated herein by reference to Exhibit 10.35 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.5
Second Amendment to Reimbursement Agreement, dated January 19, 2010, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.38 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

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

SMART ONLINE, INC.

	By:	/s/ Dror Zoreff
May 14, 2010		Dror Zoreff
Interim Chief Executive Officer

	By:	/s/ Thaddeus J. Shalek
May 14, 2010		Thaddeus J. Shalek
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Sixth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on January 20, 2010)
4.1
Fourth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Second Amendment to Convertible Secured Subordinated Promissory Notes and Third Amendment to Registration Rights Agreement, dated March 5, 2010, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.8 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

4.2
Form of Convertible Secured Subordinated Promissory Note to be issued post March 5, 2010 (incorporated herein by reference to Exhibit 4.9 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.1
Form of revised Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.2
Form of revised Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director) (incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.3
Smart Online, Inc. Revised Board Compensation Policy, effective March 26, 2010 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.4
Modification Agreement, made as of February 22, 2010, between Smart Online, Inc. and Paragon Commercial Bank (incorporated herein by reference to Exhibit 10.35 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.5
Second Amendment to Reimbursement Agreement, dated January 19, 2010, by and between Smart Online, Inc. and Atlas Capital, SA (incorporated herein by reference to Exhibit 10.38 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

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