Form 10-Q
period 2010-06-30
SMART ONLINE INC
filed 2010-08-12
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of August 6, 2010, there were approximately 18,342,543 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

 Item 1.       Financial Statements

SMART ONLINE, INC.
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,316	$119,796
Accounts receivable, net	-	13,056
Prepaid expenses	203,939	240,840
Total current assets	226,255	373,692
Property and equipment, net	228,322	258,450
Capitalized software, net	416,235	450,782
Note Receivable, non-current	-	-
Prepaid expenses, non-current	36,900	110,700
Intangible assets, net	150,000	150,000
Other assets	-	2,496
TOTAL ASSETS	$1,057,712	$1,346,120
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$334,739	$518,309
Notes payable (See Note 3)	2,154,328	1,964,281
Deferred revenue (See Note 2)	34,803	40,115
Accrued liabilities - Nouri	1,400,000	1,802,379
Accrued liabilities (See Note 2)	2,693,953	2,623,959
Total current liabilities	6,617,823	6,949,043
Long-term liabilities:
Long-term portion of notes payable (See Note 3)	11,224,189	9,785,255
Deferred revenue (See Note 2)	2,750	5,601
Total long-term liabilities	11,226,939	9,790,856
Total liabilities	17,844,762	16,739,899
Commitments and contingencies (See Note 7)
Stockholders' equity (deficit):
Preferred stock, 0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009
Common Stock, $.001 par value, 45,000,000 shares authorized, 18,342,543 and 18,332,542 shares Issued and Outstanding at June 30, 2010 and December 31, 2009 respectively.	18,343	18,333
Additional paid-in capital	67,048,479	67,036,836
Accumulated deficit	(83,853,872)	(82,448,948)
Total Stockholders’ Equity (Deficit)	(16,787,050)	(15,163,779)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,057,712	$1,346,120

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUES:
Subscription fees	$123,146	$209,820	$259,404	$451,602
Professional service fees	7,050	79,726	69,825	198,499
License fees	70,850	11,250	158,650	22,500
Hosting fees	37,722	33,045	81,994	105,255
Other revenue	20,950	36,806	53,745	74,478
Total revenues	259,718	370,647	623,618	852,334

COST OF REVENUES	336,310	202,333	702,244	694,934

GROSS PROFIT (LOSS)	(76,592)	168,314	(78,626)	157,400

OPERATING EXPENSES:
General and administrative	389,469	862,050	1,061,888	1,757,643
Sales and marketing	179,640	216,780	332,275	516,318
Research and development	10,380	226,950	42,385	503,826
Loss on impairment of assets	-	438,228	-	438,228

Total operating expenses	579,489	1,744,008	1,436,548	3,216,015

LOSS FROM OPERATIONS	(656,081)	(1,575,694)	(1,515,174)	(3,058,615)

OTHER INCOME (EXPENSE):
Interest expense, net	(233,025)	(158,343)	(443,720)	(286,342)
Gain on legal settlements, net	401,107	-	553,970	6,000
Gain on disposal of assets	-		-	10,267
Total other expense	168,082	(158,343)	110,250	(270,075)

NET LOSS	$(487,999)	$(1,734,037)	$(1,404,924)	$(3,328,690)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.03)	$(0.09)	$(0.08)	$(0.18)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and fully diluted	18,342,543	18,333,122	18,342,543	18,333,122

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,404,924)	$(3,328,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,046	328,525
Bad debt expense	249,760	421,922
Stock-based compensation expense	11,642	82,483
Loss on impairment of intangible assets	-	438,228
Gain on disposal of assets	-	(10,267)
Changes in assets and liabilities:
Accounts receivable	(185,426)	173,983
Notes receivable	(51,278)	(1,420,581)
Prepaid expenses	110,701	132,796
Other assets	2,496	(350)
Deferred revenue	(8,163)	(88,522)
Accounts payable	(183,570)	1,884,427
Accrued and other expenses	(332,385)	15,672
Net cash used in operating activities	(1,722,101)	(1,370,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(4,372)	(14,565)
Capitalized software	-	(212,824)
Proceeds from sale of furniture and equipment	-	45,361
Net Cash used in Investing Activities	(4,372)	(182,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(2,991,573)	(3,734,867)
Debt borrowings	4,620,566	5,301,379
Net cash provided by (used in) financing activities	1,628,993	1,566,512

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(97,480)	14,110
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	119,796	18,602
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,316	$32,712

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$467,489	$173,818
Taxes	$	$10
Supplemental schedule of non-cash financing activities:
Conversion of debt to equity	$-	$-

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.      SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and services (One Biz®) targeted to small businesses that are delivered via a Software-as-a-Service (“SaaS”) model. The Company sells its SaaS products and services primarily through private-label marketing partners. In addition, the Company provides sophisticated and complex website consulting and development services, primarily in the e-commerce retail and direct-selling organization industries. The Company maintains a website that offers additional information about these capabilities as well as certain corporate information at www.smartonline.com.

Basis of Presentation - The financial statements as of and for the three and six months ended June 30, 2010 and 2009 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2009 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010 (the “2009 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2010, and its results of operations for the three and six months ended June 30, 2010 and 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three and six months ended June 30, 2010 and 2009, the Company incurred net losses as well as negative cash flows, was involved in a class action lawsuit (See Note 7, “Commitments and Contingencies,” in the 2009 Annual Report), and had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of August 10, 2010, the Company has a commitment from its convertible secured subordinated noteholders to purchase up to an additional $3.8 million in convertible notes upon approval and call by the Company’s Board of Directors. There can be no assurance that, if the noteholders do not purchase the $3.8 million in convertible notes, the Company will be able to obtain alternative funding. There can be no assurance that the Company’s efforts to raise capital or increase revenue will be successful. If these efforts are unsuccessful, the Company may have to cease operations and liquidate the business. The Company’s future plans include the continued development and marketing of the Loyalty Clicks platform for not-for profit organizations, the development of additional new products and applications, and further enhancement of its existing small-business applications and tools. The Company’s continuation as a going concern depends upon its capability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and six months ended June 30, 2010 are consistent with those used for the year ended December 31, 2009. Accordingly, please refer to the 2009 Annual Report for the Company’s significant accounting policies.

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

Additionally, from time to time the Company, as part of its negotiated contracts, has granted extended payment terms to its strategic partners. As payments become due under the terms of the contract, they are invoiced and reclassified as accounts receivable. During the second quarter of 2008, the Company entered into a web services agreement with a direct-selling organization customer that provided for extended payment terms related to both professional services and the grant of a software license. During the third quarter of 2008, this customer began experiencing cash flow difficulties and has since significantly slowed its payments to the Company. In addition, the Company entered into a web services agreement with a real estate services customer in the third quarter of 2007 that called for contractual payments against a note receivable upon delivery and acceptance of a custom application. The customer has not made payments as per the revised agreements reached in December 2009.

Based on these criteria, management determined that at June 30, 2010, an allowance for doubtful accounts of $1,072,071 was required, comprising the full outstanding balance of the direct-selling organization customer’s account and contract receivable and the entire real estate services customer’s note receivable.

Intangible Assets - Intangible assets consist primarily of assets obtained through the acquisitions of Computility, Inc. (“Computility”) and iMart Incorporated (“iMart”) in 2005 and include customer bases, acquired technology, non-compete agreements, trademarks, and trade names. The Company also owns several copyrights and trademarks related to products, names, and logos used throughout its non-acquired product lines. All assets are amortized on a straight-line basis over their estimated useful lives with the exception of the iMart trade name, which is deemed by management to have an indefinite life and is not amortized.  These assets are re-evaluated on a quarterly basis and the values are revised based upon current US GAAP pronouncements.

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

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. The Company typically has a revenue-share arrangement with these marketing partners in order to encourage them to market the Company’s products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. Any payments received in advance of the subscription period are accrued as deferred revenue and amortized over the subscription period. The Company recognizes certain revenue on a gross basis in accordance with US GAAP, when services are provided directly by the Company to end users and revenue-share arrangements exist with its marketing partners.

Because its customers generally do not have the contractual right to take possession of the software it licenses or markets at any time, the Company recognizes revenue on hosting and maintenance fees as the services are provided in accordance with US GAAP.

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

Stock-Based Compensation -  Total stock-based compensation expense recognized under US GAAP provisions during the three and six months ended June 30, 2010 was $8,095 and $11,656 respectively of which $2,850 and $2,850 related to the issuance of restricted stock and $5,245 and $8,806 was expense associated with stock options for the respective three and six month period. Total stock-based compensation expense during the three and six months ended June 30, 2009 was $29,339 and $82,483 respectively, of which $20,937 and $47,499 related to the issuance of restricted stock and $8,402 and $34,984 was expense associated with stock options for the respective periods. No stock-based compensation was capitalized in the financial statements.

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

The fair value of option grants under the Company’s equity compensation plan during the three and six months ended June 30, 2010 and 2009 were estimated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	98.3%	102.1%	98.5%	101.28%
Risk free interest rate	1.40%	2.54%	1.79%	2.29%
Expected lives (years)	3	3	3	3

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

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of stock options and warrants, totaling 1,794,035 and 1,796,535 on June 30, 2010 and 2009, respectively, were excluded from the calculation of common equivalent shares, as the impact was anti-dilutive.

Recently Issued Accounting Pronouncements - New and recently issued, but not yet effective, accounting pronouncements have been deemed to be not relevant to the Company and therefore are not expected to have any impact once adopted.

2.      BALANCE SHEET ACCOUNTS

Prepaid Expenses

In July 2008, the Company entered into a 36-month sublease agreement, subsequently restructured as a lease with the primary landlord, for approximately 9,837 square feet of office space in Durham, North Carolina located near Research Triangle Park North Carolina, into which the Company relocated its headquarters in September 2008. The agreement included the conveyance of certain furniture to the Company without a stated value and required a lump-sum, upfront payment of $500,000 that was made in September 2008. Management has assessed the fair market value of the furniture to be approximately $50,000, and this amount was capitalized and is subject to depreciation in accordance with the Company’s fixed asset policies. The remainder of the payment was recorded as prepaid expense, with the portion relating to rent for periods beyond the next 12 months classified as non-current, and is being amortized to rent expense over the term of the lease.

Intangible Assets

The following table summarizes information about intangible assets at June 30, 2010:

Asset Category	Value Assigned	Residual Value	Weighted Average Amortization Period (in Years)	Accumulated Amortization and Impairments	Carrying Value
Customer base	$539,872	$-	6.2	$539,872	$-
Acquired technology	501,264	-	3.0	501,264	-
Non-compete agreements	801,785	-	4.0	801,785	-
Trade name	432,372	N/A	N/A	282,372	150,000
Totals	$2,275,293	$-		$2,125,293	$150,000

Intangible assets acquired were valued using the US GAAP standards concerning Business Combinations , as “the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.” Copyrights and trademarks were capitalized using the costs of all legal and application fees incurred.

Accrued Liabilities

At June 30, 2010, the Company had accrued liabilities totaling $4,093,953. This amount consisted primarily of $1,400,000  related to legal reserves for the settlement of legal fees on behalf of former officers and employees, Michael Nouri and Eric Reza Nouri, both of whom were convicted on criminal charges brought by the US Department of Justice; $75,436 of liability related to the development of the Company’s custom accounting application; $2,149,500 for legal costs, settlement fees and estimated value of stock to be issued in accordance with the Class Action settlement agreement; $47,574 for accrued payroll; $119,552 of convertible note interest payable; $247,506 of unearned cash due to customers and $54,385 of other liabilities.

At December 31, 2009, the Company had accrued liabilities totaling $4,426,338. This amount consisted primarily of $99,453 of liability related to the development of the Company’s custom accounting application; $1,802,379 related to legal reserves for the settlement of legal fees on behalf of former officers and employees, Michael Nouri and Eric Reza Nouri, both of whom were convicted on criminal charges brought by the US Department of Justice; $152,657 for accrued legal fees related to the defense;  $71,159 for accrued payroll and related costs; and $102,647 of convertible note interest payable and $2,149,500 for the estimated settlement costs for the class action lawsuit. (See Note 4 “Commitments and Contingencies”).

Deferred Revenue

Deferred revenue comprises the following items:

•	Subscription fees – Short-term and long-term portions of cash received related to one- or two-year subscriptions for domain names and/or e-mail accounts.

•	License fees – Licensing revenue where customers did not meet all the criteria of US GAAP. Such deferred revenue is recognized when delivery has occurred or collectability becomes probable.

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

The components of deferred revenue for the periods indicated were as follows:

	June 30, 2010	December 31, 2009

Subscription fees	$37,553	$40,115
License fees	-	5,601
Totals	$37,553	$45,716

Current portion	$34,803	$40,115
Non-current portion	2,750	5,601
Totals	$37,553	$45,716

3.       NOTES PAYABLE

Convertible Notes

As of June 30, 2010, the Company had $11.05 million aggregate principal amount of convertible secured subordinated notes due November 14, 2013 (the “notes”) outstanding, net of a $200,000 reduction in connection with the Company’s sale/leaseback of equipment in September 2009. On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of initial notes due November 14, 2010. In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal of convertible secured subordinated notes in future closings upon approval and call by our Board of Directors. On August 12, 2008, we exercised our option to sell $1.5 million aggregate principal of additional notes due November 14, 2010 to existing noteholders, with substantially the same terms and conditions as the initial notes. In connection with the sale of the additional notes, the noteholders holding a majority of the aggregate principal amount of the convertible secured subordinated notes then outstanding agreed to increase the aggregate principal amount of convertible secured subordinated notes that they are committed to purchase from $8.5 million to $15.3 million. On November 21, 2008, we sold $500,000 aggregate principal amount of new notes due November 14, 2010 to two new convertible noteholders, with substantially the same terms and conditions as the Initial notes and the additional notes. At December 31, 2008, $5.3 million aggregate principal amount of notes were outstanding.

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

On April 1, 2010, the Company sold a note to Atlas in the principal amount of $350,000, on Jun2 2010, the Company sold a note to Atlas in the principal amount of $600,000, on July 1, 2010, the Company sold a note to Atlas in the principal amount of $250,000.  Each note is due November 14, 2013, upon substantially the same terms and conditions as the previously issued notes.

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

Lines of Credit

On February 20, 2008, the Company entered into a $2.47 million revolving credit arrangement with Paragon Commercial Bank (“Paragon”) that was renewable on an annual basis subject to mutual approval to be used for general working capital. Any advances made on the line of credit were to be paid off no later than February 19, 2009, subject to extension due to renewal, with monthly payments being applied first to accrued interest and then to principal. The interest accrued on the unpaid principal balance at the Wall Street Journal’s published Prime Rate minus one-half percent. The line of credit is secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party with an original expiration date of February 18, 2010. The Company also agreed with Atlas that in the event of a default by the Company in the repayment of the line of credit that results in the letter of credit being drawn, the Company shall reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At the sole discretion of Atlas, these payments may be made in cash or by issuing shares of the Company’s common stock at a set per-share price of $2.50.

On February 25, 2010, the Company entered into a Modification Agreement with Paragon, with an effective date of February 22, 2010, relating to the Paragon Note. The Modification Agreement (i) extended the maturity date of the Paragon Note from February 11, 2010 to August 11, 2010, and (ii) changed the interest rate from a variable annual rate equal to The Wall Street Journal Prime Rate, with a floor of 5.50%, to a fixed annual rate of 6.50%. Effective January 28, 2010, the expiration date of the standby letter of credit in the amount of $2,500,000 issued by HSBC securing the Paragon Note was extended from February 18, 2010 to September 17, 2010.  On August 10, 2010, Paragon Bank further extended the maturity date of the Paragon note to October 11, 2010 with the provision that the standby letter of credit in the amount of $2,500,000 issued by HSBC that is securing the Paragon Note be extended to November 17, 2010.

As of August 10, 2010, the Company had an outstanding balance of $2.435 million under the line of credit.

As of June 30, 2010, the Company had notes payable totaling $13,378,517. The detail of these notes is as follows:

Note Description	Short- Term Portion	Long- Term Portion	Total	Maturity	Rate
Paragon Commercial Bank credit line	$2,127,174	$-	$2,127,174	Aug 2010	Prime, not less than 6.5%
Insurance premium note	-	-	-	Jul 2010	5.4%
Various capital leases	27,153	174,190	201,343	Various	10.7-18.9%
Convertible notes	-	11,050,000	11,050,000	Nov 2013	8.0%
Totals	$2,154,327	$11,224,190	$13,378,517

4.      COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases computer and office equipment under capital lease agreements that expire through August 2019. Total amounts financed under these capital leases were $201,342 and $222,794 at June 30, 2010 and December 31, 2009, respectively, net of accumulated amortization of $70,821 and $69,608, respectively. The current and non-current portions of the capital leases have been recorded in current and long-term portions of notes payable on the balance sheets as of June 30, 2010 and December 31, 2009. See also Note 3, “Notes Payable.”

In 2008, the Company entered into a non-cancelable sublease, subsequently, restructured as a lease with the primary landlord, with a remaining term of 36 months to relocate its North Carolina headquarters to another facility near Research Triangle Park. As described in Note 2, “Balance Sheet Accounts,” the Company prepaid the lease and purchased existing furniture and fixtures for a lump-sum payment of $500,000, of which $450,080 was allocated to rent and is being amortized monthly over the remaining term of the lease.  The Company also had a non-cancelable lease through October 2009 for an apartment near its headquarters that is utilized by its out of town executives and members of its Board of Directors. As of June 30, 2010, future annual minimum operating lease payments for 2010 are $53,744.

Rent expense for the six months ended June 30, 2010 and 2009 was $107,509 and $87,727, respectively.

Development Agreement

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application. In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company’s common stock based upon the developer attaining certain milestones. This agreement was modified on March 26, 2008 to adjust the total number of shares issuable under the agreement to 29,014. As of June 30, 2010, the Company had paid $470,834 and issued 3,473 shares of common stock related to this obligation.

Legal Proceedings

The Company is subject to claims and suits that arise from time to time in the ordinary course of business.

On October 18, 2007, Robyn L. Gooden filed a purported class action lawsuit in the United States District Court for the Middle District of North Carolina naming the Company, certain of its current and former officers and directors, Maxim Group, LLC, Jesup & Lamont Securities Corp. and Sherb & Co. (our former independent registered  accounting firm) as defendants. The lawsuit was filed on behalf of all persons other than the defendants who purchased the Company’s securities from May 2, 2005 through September 28, 2007 and were damaged. The complaint asserted violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The complaint asserted that the defendants made material and misleading statements with the intent to mislead the investing public and conspired in a fraudulent scheme to manipulate trading in the Company’s stock, allegedly causing plaintiffs to purchase the stock at an inflated price. The complaint requested certification of the plaintiff as class representative and seeks, among other relief, unspecified compensatory damages including interest, plus reasonable costs and expenses including counsel fees and expert fees. On June 24, 2008, the court entered an order appointing a lead plaintiff for the class action. On September 8, 2008, the plaintiff filed an amended complaint that added additional defendants who had served as directors or officers of the Company during the class period as well as the Company’s independent auditor.

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the "Stipulation") with the lead plaintiff in the pending securities class action. Also included in the settlement are all the current and former officers, directors, shareholders and employees of the Company who had also been named as defendants in the securities class action, as well as Maxim Group. The Stipulation provides for the settlement of the securities class action on the terms described below. The settlement is subject to preliminary and final approval of the United States District Court for the Middle District of North Carolina, which the Company anticipates will occur in the second half of this year.

The Stipulation provides for the certification of a class consisting of all persons who purchased the Company's publicly-traded securities between May 2, 2005 and September 28, 2007, inclusive. The settlement class will receive total consideration of a cash payment of $350,000 to be made by the Company, a cash payment of $112,500 to be made by Maxim Group, the transfer from Henry Nouri to the class of 25,000 shares of Company common stock and the issuance by the Company to the class of 1,475,000 shares of Company common stock. Under the terms of the Stipulation, counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares on one day or 50,000 shares in 30 calendar days.

All claims against the settling defendants will be dismissed with prejudice. The claims of the lead plaintiff against Jesup & Lamont Securities Corp. and the Company’s former independent registered public accounting firm, Sherb & Co., are not being dismissed and will continue. The Stipulation contains no admission of fault or wrongdoing by the Company or the other settling defendants.

On July 2, 2009, Dennis Michael Nouri, a former officer of the Company, and Reza Eric Nouri, a former employee of the Company (together, the “Nouris”), were convicted of nine counts of criminal activity in a federal criminal action brought against them in the United States District Court for the Southern District of New York involving a fraudulent scheme to manipulate the Company’s stock price. On May 19, 2010, Dennis Michael Nouri was sentenced to eight years incarceration and two years supervised release; he filed a notice of appeal on June 1, 2010. On May 10, 2010, Reza Eric Nouri was sentenced to 18 months incarceration and 24 months supervised release; he filed a notice of appeal on May 27, 2010 and was allowed to remain out on bail pending appeal.

On September 24, 2009, the Nouris filed a motion in the Court of Chancery of the State of Delaware against the Company seeking the appointment of a receiver for the Company for the purpose of collecting a judgment in the amount of $826,798 entered against it by order of the Court of Chancery on August 6, 2009 (the “Order”) for the advancement of legal expenses incurred by the Nouris in their defense of criminal proceedings brought against them by the United States, and in their defense of civil proceedings brought against them by the Securities and Exchange Commission and the Company’s stockholders. Such legal expenses were in addition to legal fees and costs totaling $3 million that were paid out by the Company’s insurance carrier under the Company’s insurance policy, which exhausted the insurance coverage. The terms of the Order were previously reported in the Form 10-Q filed by the Company for the quarterly period ended June 30, 2009. The Company has recorded a total of unpaid legal expense obligations of $1,798,595 for this matter based on invoices received from the Nouris’ law firms through March 31, 2010, which figure does not include invoices generated but not yet received.

On June 18, 2010, the Company entered into a Settlement Agreement (the "Settlement Agreement") with Dennis Michael Nouri, Reza Eric Nouri, Henry Nouri and Ronna Loprete Nouri (collectively, the “Nouri Parties”). The Settlement Agreement provides for the payment by the Company of up to $1,400,000. Of that amount, $500,000 is payable within ten days after the date (the “Effective Date”) of preliminary judicial approval of the class action settlement described above (“Class Action Preliminary Judicial Approval”), and $900,000 is payable in twelve fixed monthly installments of $75,000 commencing 60 days after the Effective Date, with the last four scheduled installments totaling $300,000 subject to reduction to the extent that fees and disbursements for the Nouris’ appeal are below certain levels or if the appeal is not taken to final adjudication. The Settlement Agreement provides for the exchange of mutual releases by the parties.

The Settlement Agreement is contingent upon Class Action Preliminary Judicial Approval.

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

On May 11, 2010 we reached an agreement with the Nottingham Hall LLC that required the payment of the rent differential for the period August 2009 through May 2010 and the monthly payment of the rent differential ($4,900.00) for the remainder of the lease period through September 30, 2011.  The Company entered into a lease with the primary landlord for the remaining lease term.

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a further description of material legal proceedings.

5.      STOCKHOLDERS’ EQUITY

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at June 30, 2010.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2010, it had 18,342,543 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

Warrants

As incentive to modify a letter of credit relating to the Wachovia line of credit (see Note 3, “Notes Payable”), the Company entered into a Stock Purchase Warrant and Agreement (the “Warrant Agreement”) with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant containing a provision for cashless exercise to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share at the termination of the line of credit or if the Company is in default under the terms of the line of credit with Wachovia. The fair value of the warrant was $734,303 as measured using the Black-Scholes option pricing model at the time the warrant was issued. This amount was recorded as deferred financing costs and was amortized to interest expense.. In consideration for Atlas providing the Paragon line of credit (see Note 3, “Notes Payable”), the Company agreed to amend the Warrant Agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit. If the warrant is exercised in full for cash, it will result in gross proceeds to the Company of approximately $1.2 million.

Under a Securities Purchase Agreement with two investors entered in connection with a 2007 private placement of the Company’s common stock, the investors were issued warrants for the purchase of an aggregate of 1,176,471 shares of common stock at an exercise price of $3.00 per share. These warrants contain a provision for cashless exercise and must be exercised by February 21, 2010.  These warrants were not exercised.

As part of the commission paid to Canaccord Adams, Inc. (“CA”), the Company’s placement agent in the 2007 private placement transaction, CA was issued a warrant to purchase 35,000 shares of the Company’s common stock at an exercise price of $2.55 per share. This warrant contains a provision for cashless exercise and must be exercised by February 21, 2012.

As of June 30, 2010, warrants to purchase up to 1,655,915 shares were outstanding.

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

Restricted Stock – During the second quarter of 2010, we issued 10,000 shares of restricted stock to Shlomo Elia, as compensation for his service as a member of the Board of Directors. A total of 479 shares of restricted stock were canceled during the first two quarters of 2009 due to terminations and payment of employee tax obligations resulting from share vesting. At June 30, 2010, there remains $8,550 of unvested expense yet to be recorded related to all restricted stock outstanding.

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

The following is a summary of the stock option activity for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price
BALANCE, December 31, 2009	132,500	$4.43
Granted	125,000	1.14
Exercised
Canceled	(2,500)
BALANCE, June 30, 2010	255,000	$2.77

The following table summarizes information about stock options outstanding at June 30, 2010:

				Currently Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.14	125,000	4.0	$1.14	-	$-
From $2.50 to $3.50	85,000	5.8	$3.15	85,000	$3.15
$5.00	25,000	4.3	$5.00	25,000	$5.00
$8.61	20,000	3.5	$8.61	20,000	$8.61
Totals	255,000	3.6	$2.77	130,000	$4.35

At June 30, 2010, there remains $77,697 of unvested expense yet to be recorded related to all options outstanding.

Dividends - The Company has not paid any cash dividends through June 30, 2010.

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Three Months Ended June 30, 2010
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$-	-%
Customer B	Professional service and other fees	95,573	36.8%
Customer C	Subscription fees	44,919	17.3%
Others	Various	119,226	45.9%
Total		$259,718	100%

		Three Months Ended June 30, 2009
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$73,049	19.7%
Customer B	Professional service and other fees	109,521	29.5%
Customer C	Subscription fees	92,216	24.9%
Others	Various	95,861	25.9%
Total		$370,647	100%

		Six Months Ended June 30, 2010
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$-	-%
Customer B	Professional service and other fees	207,454	33.3%
Customer C	Subscription fees	97,359	15.6%
Others	Various	318,805	51.1%
Total		$623,618	100%

		Six Months Ended June 30, 2009
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$229,749	27.0%
Customer B	Professional service and other fees	215,816	25.3%
Customer C	Subscription fees	217,719	25.5%
Others	Various	189,050	22.2%
Total		$852,334	100%

As of June 30, 2010, two customers accounted for 100% of accounts receivable, which are both fully reserved. As of December 31, 2009, one customer accounted for 91% of accounts receivable.

7.      SUBSEQUENT EVENTS

On July 1, 2010, the Company sold $250,000 aggregate principal amount of convertible secured subordinated notes due November 14, 2013 to Atlas with substantially the same terms and conditions as the previously outstanding notes, as described in Note 3, “Notes Payable.”

On July 2, 2010, the Company paid $75,000 as the first payment in accordance with the settlement terms of the class action law suit.

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal y ear ended December 31, 2009 for a further description of material legal proceedings.

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

Overview

We develop and market software products and services targeted to small businesses that are delivered via a Software-as-a-Service, or SaaS, model. We also provide website consulting and custom software development services, primarily in the e-commerce retail and direct-selling organization industries.. We believe these relationships provide a cost- and time-efficient way to market to a diverse and fragmented yet very sizeable small-business sector. We also offer our products directly to end-user small businesses through our One Biz®  branded website.

We are developing a core industry-standard platform for small business and not-for-profit organizations with an architecture designed to integrate with a virtually unlimited number of other applications, services, and existing infrastructures. These applications include not only our own small-business applications, but also other applications we expect to arise from collaborative partnerships with third-party developers and service providers. In addition, we identified emerging-market opportunities using our Loyalty Clicks application suite targeted to not-for –profit organizations that leverage social media and smart-phone technology to provide increased engagement and fundraising online.  We are refining and integrating the core platform in an effort to meet anticipated customer need. We believe, but cannot assure, this platform and associated applications will provide opportunities for new sources of revenue, including an increase in our subscription fees.

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

Operating Expenses

We are devoting resources to the sale and marketing of our SaaS based applications including Loyalty Clicks ™and iMart products, through both channel partners and direct sales efforts. Additionally, we have placed renewed emphasis on marketing our consulting and software development capabilities (i Mart ®) to support companies who require sophisticated and complex e-commerce websites.

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing, public relations and advertising expenses. Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small-business customer bases. In June 2008, we engaged a public relations firm and, as a result, our public relations expenses increased during the latter part of 2008. As we continue to execute our sales and marketing strategy, we expect associated costs to increase throughout 2010 due to targeting new partnerships, development of channel partner enablement programs, advertising campaigns, additional sales and marketing personnel, and the various percentages of revenues we may be required to pay to future partners as marketing fees or pursuant to revenue share arrangements.

Research and Development – Research and development expenses include costs associated with the development of new products, enhancements of existing products, and general technology research. These costs are composed primarily of salaries and related compensation costs of our research and development personnel as well as outside consultant costs.

US GAAP concerning accounting for the costs of computer software to be sold, leased, or otherwise marketed requires capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. Historically, we had not developed detailed design plans for our SaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant. As a result of these factors, combined with the historically low revenue generated by the sale of the applications that do not support the net realizable value of any capitalized costs, we continued the expensing of underlying costs as research and development.

Beginning in May 2008, we determined that it was strategically desirable to develop an industry-standard platform and to enhance our current SaaS applications. A detailed design plan indicated that the product was technologically feasible. In July 2008, we commenced development, and from that point in time, we have capitalized all related costs in accordance with US GAAP. Because of our scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which means we don’t have to incur certain development costs as do those companies who develop traditional enterprise software business models. As we further the development of our new applications throughout 2010, we expect that future research and development expenses will decrease in both absolute and relative dollars.

General and Administrative –  General and administrative expenses are composed primarily of costs associated with our executive, finance and accounting, legal, human resources, and information technology personnel and consist of salaries and related compensation costs; professional services (such as outside legal counsel fees, audit, and other compliance costs); depreciation and amortization; facilities and insurance costs; and travel and other costs. We anticipate general and administrative expenses will decrease slightly in 2010 as part of the objectives identified by current management. However, we are obligated to pay a material amount of indemnification costs in 2010 under settlement agreement described in detail in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Note 4. “Commitments and Contingencies” Legal Proceedings, above, which would significantly increase our general and administrative expenses.

Stock-Based Expenses – Our operating expenses include stock-based expenses related to options, restricted stock awards, and warrants issued to employees and non-employees that are recognized at their fair market value utilizing the Black Sholes Model. These charges have been significant and are reflected in our historical financial results. In June 2007, we limited the issuance of awards under our 2004 Equity Compensation Plan, or the 2004 Plan, to awards of restricted or unrestricted stock. In June 2008, we made options available for grant under the 2004 Plan once again, primarily due to the adverse tax consequences to recipients of restricted stock upon the lapsing of restrictions.

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

Revenue Recognition – We derive revenue primarily from subscription fees charged to customers accessing our SaaS applications; professional service fees, consisting primarily of consulting and custom software development; the perpetual or term licensing of software platforms or applications; and hosting and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. Because we license, sell, lease, or otherwise market computer software, we use the residual method pursuant to American Institute of Certified Public Accountants concerning Software Revenue Recognition.  This method allows us to recognize revenue for a delivered element when such element has vendor specific objective evidence, or VSOE, of the fair value of the delivered element. If we cannot determine or maintain VSOE for an element, it could impact revenues, as we may need to defer all or a portion of the revenue from the multiple-element arrangement.

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

Under the provisions of US GAAP concerning, Revenue Arrangements with Multiple Deliverables , we account for consulting, website design fees, and application development services separately from the license of associated software platforms when these services have value to the customer and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, we recognize revenue as the services are rendered for time and material contracts, and when milestones are achieved and accepted by the customer for fixed-price or long-term contracts. The majority of our consulting service contracts are on a time and material basis, and we typically bill our customers monthly based upon standard professional service rates.

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

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We accrue any payments received in advance of the subscription period as deferred revenue and amortize them over the subscription period. We recognize revenue on a gross basis in accordance with US GAAP concerning Reporting Revenue Gross as a Principal versus Net as an Agent, when we provide services directly to end users and revenue-share arrangements exist with our marketing partners.

Because our customers generally do not have the contractual right to take possession of the software we license or market at any time, we recognize revenue on hosting and maintenance fees as we provide the services in accordance with US GAAP concerning the arrangements that include the right to use software stored on another entity’s hardware.

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

Impairment of Long-Lived Assets – We record our long-lived assets, such as property and equipment, at cost. We review the carrying value of our long-lived assets for possible impairment at the earlier of annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with the provisions of US GAAP. We measure the recoverability of assets to be held and used by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If we consider such assets to be impaired, we measure the impairment as the amount by which the carrying amount exceeds the fair value, and we recognize it as an operating expense in the period in which the determination is made.

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

Income Taxes – We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve. In the event we determine that we will not be able to realize all or part of our net deferred tax assets, we would make an adjustment in the period we make such determination. We recorded no income tax expense in the first or second quarter of 2010, or in 2009 and 2008, as we have experienced significant operating losses to date. If utilized, we may apply the benefit of our total net operating loss carryforwards to reduce future tax expense. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets. These carryforwards would also be subject to limitations, as prescribed by applicable tax laws.

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

Results of Operations for the Three Months Ended June 30, 2010 and June 30, 2009

The following table sets forth certain statements of operations data for the periods indicated:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Dollars	% of Revenue	Dollars	% of Revenue
Total revenues	$259,718	100.0%	$370,647	100.0%
Cost of revenues	336,310	129.5%	202,333	54.6%

Gross profit	$(76,592)	-29.5%	$168,314	45.4%

Operating expenses	579,489	223.1%	1,744,008	470.5%

Loss from operations	$(656,081)	-252.6%	$(1,575,694)	-425.1%

Other income (expense), net	168,082	64.7%	(158,343)	-42.7%

Net loss	$(487,999)	-187.9%	$(1,734,037)	-467.8%

Net loss per common share	$(0.03)		$(0.09)

Revenues

Revenues for the three months ended June 30, 2010 and 2009 comprise the following:

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Subscription fees	$123,146	$209,820	$(86,674)	-41.31%
Professional service fees	7,050	79,726	(72,676)	-91.16%
License fees	70,850	11,250	59,600	529.78%
Hosting fees	37,722	33,045	4,677	14.15%
Other revenue	20,950	36,806	(15,856)	-43.08%
Total revenues	$259,718	$370,647	$(110,929)	-29.93%

Revenues decreased 30% to $259,719 for the three months ended June 30, 2010 from $370,647 for the same period in 2009. Our overall decrease in revenues was driven by substantial declines in subscription fees and professional service fees and offset by an increase in license fees. Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Subscription fees	$123,146	$209,820	$(86,674)	-41.3%
Percent of total revenues	47.4%	56.6%

Revenues from subscription fees decreased 41.3% to $123,146 for the three months ended June 30, 2010 from $209,820 for the same period in 2009. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution that has resulted in a continuous decline in subscription fees.

Professional Service Fees

Revenues from professional service fees for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Professional service fees	$7,050	$79,726	$(72,676)	-91.2%
Percent of total revenues	2.71%	21.51%

Revenues from professional service fees decreased 91.2% to $7,050 for the three months ended June 30, 2010 from $79,726 for the same period in 2009. This decrease is primarily due to a significant decline in web consulting services provided to customers during the second quarter of 2010.

License Fees

Revenues from license fees for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
License fees	$70,850	$11,250	$59,600	529.8%
Percent of total revenues	27.28%	3.04%

Revenues from license fees increased 530% to $70,850 for the three months ended June 30, 2010 from $11,250 for the same period in 2009. License fee revenue recognized in the second quarter of 2010 comprised the ratable recognition of a term license that commenced in December 2009.

Hosting Fees

Revenues from hosting fees for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Hosting fees	$37,722	$33,045	$4,677	14.2%
Percent of total revenues	14.52%	8.92%

Revenues from hosting fees increased 14.2% to $37,772 for the three months ended June 30, 2010 from $33,045 for the same period in 2009. This increase is due to the growth of services provided to clients.

Other Revenue

Revenues from other sources for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Other revenue	$20,950	$36,806	$(15,856)	-43.1%
Percent of total revenues	8.07%	9.93%

Revenues from non-core activities decreased 43.1% to $20,950 for the three months ended June 30, 2010 from $36,806 for the same period in 2009. We expect these revenue streams to continue to be insignificant in the future as we focus on the growth of our subscription fees revenue.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Cost of revenues	$336,310	$202,333	$133,977	66.2%
Percent of total revenues	129.49%	54.59%

Cost of revenues increased 66.2% to $336,310 for the three months ended June 30, 2010 from $202,333 for the same period in 2009. This increase is the result of additional professional service costs associated with subscription revenue.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 and 2009 comprise the following:

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Sales and marketing	$179,640	$216,780	$(37,140)	-17.1%
Research and development	10,380	226,950	(216,570)	-95.4%
General and administrative	389,469	862,050	(472,581)	-54.8%
(Loss) on impairment of assets	-	438,228	(438,228)	-100.0%
Total operating expenses	$579,489	$1,744,008	$-1,164,520)	-66.8%

Operating expenses decreased 66.8% to $579,489 for the three months ended June 30, 2010 from $1,744,008 for the same period in 2009. This decrease is the direct result of our concerted efforts during the latter part of 2009 and into 2010 to reduce operating expenses by improving efficiencies and eliminating unnecessary costs offset by the recognition of loss on the reevaluation of an intangible asset. Select items are discussed in detail below.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Sales and marketing	$179,640	$216,780	$(37,140)	-17.1%
Percent of total revenues	69.17%	58.49%

Sales and marketing expenses decreased 17% to $179,640 for the three months ended June 30, 2010 from $216,780 for the same period in 2009. This variance is primarily attributable to reductions associated with revenue-sharing arrangements with our multi-level marketing partners.

Research and Development

Research and development expenses for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Research and development	$10,380	$226,950	$(216,570)	-95.4%
Percent of total revenues	4.00%	61.23%

Research and development expenses decreased 95% to $10,380 for the three months ended June 30, 2010 from $226,950 for the same period in 2009. This decrease is primarily attributable to a reduction in employee head count and outside contractor fees incurred and allocation of internal resources to current production requirements during the second quarter of 2010.

General and Administrative

General and administrative expenses for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
General and administrative	$389,469	$862,050	$(472,581)	-54.8%
Percent of total revenues	149.96%	232.58%

General and administrative expenses decreased 55% to $389,469 for the three months ended June 30, 2010 from $862,050 for the same period in 2009. This decrease is primarily attributable to reductions in bad debt expense $128,000; and $15,000 stock-based compensation expense resulting from employee turnover and a decrease in new equity grants; and $167,000 reduction in legal expenses; $135,000 reduction in the amount of amortization of intangible costs; and $10,300 in management consulting fees. Bad debt expense is reduced because management is being more cautious of new customer acceptance and sales volume is down for the three months ended June 30, 2010.  Legal expense reduced because we have been able to settle the outstanding litigation that the Company was involved with since 2007.

(Loss) on impairment of assets, net

(Loss) on impairment of assets, net for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
(Loss) on impairment of assets, net	$-	$(438,228)	$(438,228)	-100.0%
Percent of total revenues	-%	118.23%

(Loss) on impairment of assets, net decreased by 100% since the reevaluation of intangibles assets as of June 30, 2010 did not require any adjustment and there were no sales of assets.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2010 and 2009 comprise the following:

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Interest (expense) net	$(233,025)	$(158,343)	$(74,682)	-47.2%
Gain on legal settlements, net	401,107	-	401,107	100.0%
Other income (expense)	-	-	-	-%
Total other income (expense)	$168,082	$(158,343)	$326,425	206.2%

Net other income increased 206% to $168,082 for the three months ended June 30, 2010 from an expense of $158,343 for the same period in 2009. This net increase was primarily attributable to the settlement of the Nouri litigation.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Interest expense, net	$233,025	$158,343	$(74,682)	47.2%
Percent of total revenues	-89.72%	-42.72%

Net interest expense decreased 47% to $233,025 for the three months ended June 30, 2010 from $158,343 for the same period in 2009. This increase is primarily the $74,682 of interest expense recognized in the second quarter of 2009 relating to additional borrowings in 2010.

Gain on legal settlements, Net

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Gain on legal settlements, Net	$401,107	$-	$401,107	100.0%
Percent of total revenues	154.4%	-%

Net gain on legal settlements increased 100% to $401,107 for the three months ended June 30, 2010 from an expense of $-0- for the same period in 2009. This net increase was primarily attributable to the results of the negotiations to settle the Nouri litigation.

Results of Operations for the Six Months Ended June 30, 2010 and June 30, 2009

The following table sets forth certain statements of operations data for the periods indicated:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Dollars	% of Revenue	Dollars	% of Revenue
Total revenues	$623,618	100.00%	$852,334	100.00%
Cost of revenues	702,244	112.61%	694,934	81.53%

Gross profit	$(78,626)	-12.61%	$157,400	18.47%

Operating expenses	1,436,548	230.36%	3,216,015	377.32%

Loss from operations	$(1,515,174)	-242.97%	$(3,058,615)	-358.85%

Other income (expense), net	110,250	17.68%	(270,075)	-31.699%

Net loss	$(1,404,924)	-225.29%	$(3,328,690)	-390.54%

Net loss per common share	$(0.08)		$(0.18)

Revenues

Revenues for the six months ended June 30, 2010 and 2009 comprise the following:

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Subscription fees	$259,404	$451,602	$(192,198)	-42.6%
Professional service fees	69,825	198,499	(128,674)	-64.8%
License fees	158,650	22,500	136150	605.1%
Hosting fees	81,994	105,255	(23,261)	-22.1%
Other revenue	53,745	74,478	(20,733)	-27.8%
Total revenues	$623,618	$852,334	$(228,716)	-26.8%

Revenues decreased 26.8% to $623,618 for the six months ended June 30, 2010 from $852,334 for the same period in 2009. Our overall decrease in revenues was driven by substantial declines in subscription fees and professional service fees. Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Subscription fees	$259,404	$451,602	$(192,198)	-42.6%
Percent of total revenues	41.60%	52.98%

Revenues from subscription fees decreased 42.6% to $259,404 for the six months ended June 30, 2010 from $451,602 for the same period in 2009. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution that has resulted in a continuous decline in subscription fees.

Professional Service Fees

Revenues from professional service fees for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Professional service fees	$69,825	$198,499	$(128,674)	-64.8%
Percent of total revenues	11.20%	12.9%

Revenues from professional service fees decreased 64.8% to $128,674 for the six months ended June 30, 2010 from $198,499 for the same period in 2009. This decrease is primarily due to a significant decline in web consulting services provided to customers during the second quarter of 2010.

License Fees

Revenues from license fees for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
License fees	$158,650	$22,500	$136,150	605.1%
Percent of total revenues	25.44%	2.64%

Revenues from license fees increased 605% to $158,650 for the six months ended June 30, 2010 from $22,500 for the same period in 2009. License fee revenue recognized in the first and second quarter of 2010 includes fees from customers that began in June 2009 and January 2010.

Hosting Fees

Revenues from hosting fees for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Hosting fees	$81,994	$105,255	$(23,261)	-22.1%
Percent of total revenues	13.15%	12.35%

Revenues from hosting fees decreased 22% to $81,994 for the six months ended June 30, 2010 from $105,255 for the same period in 2009. This decrease is due to the reduced customer traffic for clients.

Other Revenue

Revenues from other sources for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Other revenue	$53,745	$74,478	$(20,733)	-27.8%
Percent of total revenues	8.62%	8.74%

Revenues from non-core activities decreased 28% to $53,745 for the six months ended June 30, 2010 from $74,478 for the same period in 2009. We expect these revenue streams to continue to be insignificant in the future as we focus on the growth of our subscription fees revenue.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Cost of revenues	$702,244	$694,934	$7,310	1.05%
Percent of total revenues	112.61%	81.53%

Cost of revenues increased 1% to $702,244 for the six months ended June 30, 2010 from $694,434 for the same period in 2009. This increase is the result of increased professional services costs associated with subscription fees revenue.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 and 2009 comprise the following:

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Sales and marketing	$332,275	$516,318	$(184,043)	-35.7%
Research and development	42,385	503,826	(461,441)	-91.6%
General and administrative	1,061,888	1,757,643	(695,755)	-39.6%
(Gain) loss on impairment of assets, net	-	438,228	(438,228)	-100.0
Total operating expenses	$1,436,548	$3,216,015	$(1,779,468)	-55.2%

Operating expenses decreased 55% to $1,436,548 for the six months ended June 30, 2010 from $3,216,015 for the same period in 2009. This decrease is the direct result of our concerted efforts during the latter part of 2009 and into 2010 to reduce operating expenses by improving efficiencies and eliminating unnecessary costs offset by the recognition of loss on the reevaluation of an intangible asset. Select items are discussed in detail below.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Sales and marketing	$332,275	$516,318	$(184,043)	-35.65%
Percent of total revenues	53.28%	60.58%

Sales and marketing expenses decreased 36% to $332,275 for the six months ended June 30, 2010 from $516,318 for the same period in 2009. This variance is primarily attributable to reductions associated with revenue-sharing arrangements with our channel partners.

Research and Development

Research and development expenses for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Research and development	$42,385	$503,826	$(461,441)	-91.6%
Percent of total revenues	6.8%	59.11%

Research and development expenses decreased 92% to $42,385 for the six months ended June 30, 2010 from $503,826 for the same period in 2009. This decrease is primarily attributable to a reduction in employee head count and outside contractor fees incurred during the first and second quarter of 2010.

General and Administrative

General and administrative expenses for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
General and administrative	$1,061,888	$1,757,643	$(695,755)	-39.6%
Percent of total revenues	170.28%	206.22%

General and administrative expenses decreased 40% to $1,061,888 for the six months ended June 30, 2010 from $1,757,643 for the same period in 2009. This decrease is primarily attributable to reductions in personnel costs of $60,000; and $43,000 stock-based compensation expense resulting from employee turnover and a decrease in new equity grants; and $9,000 in management consulting expenses; and $116,000 reduction in outside legal fees; $271,000 reduction in the amount of amortization of intangible costs; and $172,000 reduction in bad debt expense.

(Loss) on impairment of assets

(Loss) on impairment of assets for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
(Loss) on impairment of assets	$-	$(438,228)	$(438,228)	100.0%
Percent of total revenues	-%	-51.42%

(Loss) on impairment of assets, net decreased by 100% since the reevaluation of intangibles assets as of June 30, 2010 did not require any adjustment and there were no sales of assets.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2010 and 2009 comprise the following:

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Interest expense, net	$(443,720)	$(286,342)	$(157,378)	54.9%
Gain on legal settlements, net	553,970	6,000	547,970	9,132.8%
Gain on disposal of asset	-	10,267	10,267	100.0%
Total other (expense) income	$110,250	$(270,075)	$380,325	-140.8%

Net other (expense) income decreased 139% to $110,250 for the six months ended June 30, 2010 from ($270,075) for the same period in 2009. This net decrease was primarily attributable to the net increase in interest expense offset by significant gain on legal settlements for the six months ending June 30, 2010.

Interest Expense, Net

Interest expense, net of interest income, for the six months ended June 30, 2010 and 2009 is as follows:

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Interest (expense), net	$(443,720)	$(286,342)	$(157,378)	54.9%
Percent of total revenues	-71.15%	-33.60%

Net interest expense increased 55% to $443,720 for the six months ended June 30, 2010 from $286,342 for the same period in 2009. This increase is primarily the result of additional borrowings during 2010.

Gain on legal settlements, Net

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Gain on legal settlements, Net	$553,970	$6,000	$547,970	9,132.8%
Percent of total revenues	88.8%	-%

Net gain on legal settlements increased 9,133% to $553,970 for the six months ended June 30, 2010 from $6,000 for the same period in 2009. This net increase was primarily attributable to the results of the negotiations to settle the Nouri litigation.

Gain on disposal of assets

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Gain on disposal of assets	$0	$10,267	$(10,267)	-100.0%
Percent of total revenues	-%	1.20%

Gain on disposal of assets decreased 100% to $-0- for the six months ended June 30, 2010 from $10,267 for the same period in 2009. This net decrease was due to the fact there were no assets disposed of during the period.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first or second quarter of 2010 primarily due to continued substantial uncertainty based on objective evidence regarding our ability to realize our deferred tax assets, thereby warranting a full valuation allowance in our financial statements. We have approximately $49.6 million in net operating loss carryforwards, which may be utilized to offset future taxable income.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

Overview

As of June 30, 2010, our principal sources of liquidity were cash and cash equivalents totaling $22,000 and current accounts receivable of $ -0-, net of allowance for doubtful accounts, as compared to $120,000 of cash and cash equivalents and $13,000 in accounts receivable as of December 31, 2009. We maintain a low cash balance because of automated sweeps among our accounts at Paragon whereby all available cash at the end of each day is used to pay down our line of credit with Paragon, the purpose of which is to reduce our interest expense. As of June 30, 2010, we had drawn approximately $2,154,000 on the $2,470,000 line of credit, leaving approximately $316,000 available under the line of credit for our operations. Deferred revenue at June 30, 2010 was $37,500 as compared to $46,000 at December 31, 2009.

As of August 6, 2010, our principal sources of liquidity were cash and cash equivalents totaling approximately $22,000 and accounts receivable of approximately $-0-. In addition, we had drawn approximately $2,152,000 on the Paragon line of credit, leaving approximately $318,000 available under the line of credit for operations. As of August 6, 2010, we also have a commitment from our convertible secured subordinated noteholders to purchase up to an additional $3.8 million in convertible notes upon approval and call by our Board of Directors.

Cash Flows

During the six months ended June 30, 2010, our working capital deficit decreased by approximately $184,000 to $6,392,000 from a working capital deficit of $6,575,000 at December 31, 2009. As described more fully below, the working capital deficit at June 30, 2010 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.

Cash Flows from Operating Activities

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Net cash used in operating activities	$1,722,101	$1,370,374	$351,727	-25.7%

Net cash used in operating activities increased 26% to $1,722,101 for the six months ended June 30, 2010 from $1,370,374 for the same period in 2009. This decrease is primarily attributable a decrease in accounts payable and accrued liabilities, decrease in accounts receivable and bad debt expense.

Cash Flows from Investing Activities

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Net cash provided by (used in) investing activities	$(4,372)	$(182,028)	$177,656	97.6%

Net cash used in investing activities decreased 97.6% to $4,372 for the six months ended June 30, 2010 from $182,028 for the same period in 2009. This net decrease in use of cash is attributable to the fact that we are no longer capitalizing software costs related to our new industry-standard platform that we release in July 2009.  The current use relates to the purchase of office equipment in 2010.

Cash Flows from Financing Activities

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Net cash provided by (used in) financing activities	$1,628,993	$1,566,512	$(62,481)	-3.8%

Net cash provided by financing activities increased 4% to $1,628,993 for the six months ended June 30, 2010 from net cash used in financing activities of $1,566,512 for the same period in 2009. This net source of cash is primarily due to net debt borrowings in the first and second quarters of 2010, as described below.

The net cash for the second quarter of 2010 from our financing activities was generated through debt financing, as described below.

Debt Financing.  In November 2006, we established a $1.3 million revolving credit arrangement with Wachovia Bank, NA (“Wachovia”) to be used for general working capital purposes, which we increased to $2.5 million in January 2007. The line of credit was secured by our deposit account at Wachovia and an irrevocable standby letter of credit issued by HSBC Private Bank (Suisse) SA, or HSBC, with Atlas Capital, SA (“Atlas”), a current stockholder and affiliate, as account party. Any advances made on the line of credit were to be paid off no later than August 1, 2008. On February 15, 2008, we repaid the full outstanding principal balance of $2,052,000 and accrued interest of $2,890 outstanding under the line of credit, and our deposit account and the irrevocable standby letter of credit were both released by Wachovia.

On February 20, 2008, we entered into a revolving credit arrangement with Paragon that was renewable on an annual basis subject to mutual approval. The line of credit advanced by Paragon was $2.47 million, to be used for general working capital. Any advances made on the line of credit were to be paid off no later than February 19, 2009, subject to extension due to renewal, with monthly payments being applied first to accrued interest and then to principal.

The interest accrued on the unpaid principal balance at the Wall Street Journal has published Prime Rate minus one-half percent. On February 19, 2009, we renewed our revolving credit arrangement with Paragon. Any advances made on the line of credit were to be paid off no later than February 11, 2010, with interest to accrue on the unpaid principal balance at the Wall Street Journal's published Prime Rate, but at no time at a rate less than 5.5%.  The line of credit was secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party, expiring February 18, 2010. We also have agreed with Atlas that in the event of our default in the repayment of the line of credit that results in the letter of credit being drawn, we would reimburse Atlas any sums that Atlas is required to pay under such letter of credit. At our sole discretion, these payments may be made in cash or by issuing shares of our common stock at a set per-share price of $2.50.

On February 25, 2010, the Company and Paragon extended the maturity date of the Paragon line of credit from February 11, 2010 to August 11, 2010, and changed the interest rate on the line of credit from the variable Prime Rate published by the Wall Street Journal, with a floor of 5.50%, to a fixed annual rate of 6.50%.  The Company has been advised that, effective January 28, 2010, the expiration date of the standby letter of credit in the amount of $2,500,000 issued by HSBC has been extended from February 18, 2010 to September 17, 2010.  As of August 10, 2010, the Company had an outstanding balance of $2.435 million under the line of credit. On August 10, 2010, Paragon Bank extended the maturity date of the Paragon note to October 11, 2010 with the provision that the standby letter of credit in the amount of $2,500,000 issued by HSBC that is securing the Paragon Note is also extended to November 17, 2010.

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

As of June 30, 2010, we had $11.05 million aggregate principal amount of convertible secured subordinated notes due November 14, 2010, or the notes, outstanding, net of a $200,000 reduction in connection with the Company’s sale/leaseback of equipment in September 2009.  On November 14, 2007, in an initial closing, we sold $3.3 million aggregate principal amount of notes, or the initial notes. In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal amount of notes in future closings upon approval and call by our Board of Directors. On August 12, 2008, we exercised our option to sell $1.5 million aggregate principal amount of notes with substantially the same terms and conditions as the initial notes, or the additional notes. In connection with the sale of the additional notes, the noteholders holding a majority of the aggregate principal amount of the notes then outstanding agreed to increase the aggregate principal amount of notes that they are committed to purchase from $8.5 million to $15.3 million. On November 21, 2008, we sold $500,000 aggregate principal amount of notes, or the new notes, to two new investors with substantially the same terms and conditions as the previously outstanding notes. On each of January 6, 2009 and February 24, 2009, we sold $500,000 aggregate principal amount of notes to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.

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

On April 1, 2010, the Company sold a Note to Atlas in the principal amount of $350,000, on June 2 2010, the Company sold a Note to Atlas in the principal amount of $600,000, on July 1, 2010, the Company sold a Note to Atlas in the principal amount of $250,000.  Each Note is due November 14, 2013, upon substantially the same terms and conditions as the previously issued notes.

We are obligated to pay interest on the notes at an annualized rate of 8% payable in quarterly installments commencing three months after the purchase date of the notes. We are not permitted to prepay the notes without approval of the holders of at least a majority of the principal amount of the notes then outstanding.

On the earlier of November 14, 2013 or a merger or acquisition or other transaction pursuant to which our existing stockholders hold less than 50% of the surviving entity, or the sale of all or substantially all of our assets, or similar transaction, or event of default, each noteholder in its sole discretion shall have the option to:

	convert the principal then outstanding on its notes into shares of our common stock, or

	receive immediate repayment in cash of the notes, including any accrued and unpaid interest.

If a noteholder elects to convert its notes under these circumstances, the conversion price will be the lowest “applicable conversion price” determined for each note. The “applicable conversion price” for each note shall be calculated by multiplying 120% by the lowest of:

	the average of the high and low prices of our common stock on the OTC Bulletin Board averaged over the five trading days prior to the closing date of the issuance of such note,


if our common stock is not traded on the Over-The-Counter market, the closing price of the common stock reported on the Nasdaq National Market or the principal exchange on which the common stock is listed, averaged over the five trading days prior to the closing date of the issuance of such note, or


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

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional convertible secured subordinated notes, and bank lines of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit, and additional issuances of notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget that is approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and could require additional covenants and operating restrictions. In addition, legal settlement payments arising out of indemnification obligations in favor of certain former officer and employees will put further strain on the cash flow of the Company (see item 4 Legal Proceedings).

Going Concern

Our independent registered public accountants for fiscal 2009 have issued an explanatory paragraph in their report included in our Annual Report on Form 10-K for the year ended December 31, 2009 in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Recent Developments

On July 1, 2010, the Company sold $250,000 aggregate principal amount of convertible secured subordinated notes due November 14, 2013 to Atlas with substantially the same terms and conditions as the previously outstanding notes, as described in Note 3, “Notes Payable.”

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a further description of material legal proceedings.

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

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such, term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2010 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a description of material legal proceedings.

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the "Stipulation") with the lead plaintiff in the pending securities class action. Also included in the settlement are all the current and former officers, directors, shareholders and employees of the Company who had also been named as defendants in the securities class action, as well as Maxim Group. The Stipulation provides for the settlement of the securities class action on the terms described below. The settlement is subject to preliminary and final approval of the United States District Court for the Middle District of North Carolina, which the Company anticipates will occur in the second half of this year.

The Stipulation provides for the certification of a class consisting of all persons who purchased the Company's publicly-traded securities between May 2, 2005 and September 28, 2007, inclusive. The settlement class will receive total consideration of a cash payment of $350,000 to be made by the Company, a cash payment of $112,500 to be made by Maxim Group, the transfer from Henry Nouri to the class of 25,000 shares of Company common stock and the issuance by the Company to the class of 1,475,000 shares of Company common stock. Under the terms of the Stipulation, counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares on one day or 50,000 shares in 30 calendar days.

All claims against the settling defendants will be dismissed with prejudice. The claims of the lead plaintiff against Jesup & Lamont Securities Corp. and the Company’s former independent registered public accounting firm, Sherb & Co., are not being dismissed and will continue. The Stipulation contains no admission of fault or wrongdoing by the Company or the other settling defendants.

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

 On June 18, 2010, the Company entered into a Settlement Agreement (the "Settlement Agreement") with Dennis Michael Nouri, Reza Eric Nouri, Henry Nouri and Ronna Loprete Nouri (collectively, the “Nouri Parties”). The Settlement Agreement provides for the payment by the Company of up to $1,400,000. Of that amount, $500,000 is payable within ten days after the date (the “Effective Date”) of preliminary judicial approval of the class action settlement described above (“Class Action Preliminary Judicial Approval”), and $900,000 is payable in twelve fixed monthly installments of $75,000 commencing 60 days after the Effective Date, with the last four scheduled installments totaling $300,000 subject to reduction to the extent that fees and disbursements for the Nouris’ appeal are below certain levels or if the appeal is not taken to final adjudication. The Settlement Agreement provides for the exchange of mutual releases by the parties.

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a further description of material legal proceedings.

Item 1A.    Risk Factors

Other than with respect to the risk factors described below, there have been no changes in our risk factors for our quarter ended June 30, 2010 from those previously reported in our Quarterly Report on Form 10-Q filed on May 14, 2010.

We previously noted that the Paragon line of credit was set to expire on August 11, 2010. On August 10, 2010, Paragon Bank extended the maturity date of the Paragon note from August 11, 2010 to October 11, 2010 with the provision that the standby letter of credit in the amount of $2,500,000 securing the Paragon note is also extended to November 17, 2010. If we are unable to establish a new line of credit, we may have difficulty dealing with cash flow activities of daily business operations that will be disruptive to the future success of the business.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2010, there were no sales of unregistered securities other than the sales of convertible notes, as described in our Current Reports on Form 8-K filed in connection with such transactions.

There were no repurchases during the second quarter of fiscal 2010 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As reported in a Form 8-K filed by the Company on June 22, 2010, the Annual Meeting of Stockholders of the Company was convened as scheduled on June 22,  The annual meeting was held for the purposes of electing directors to serve until the next annual meeting of stockholders or until their successors are appointed and qualified. Mr. C. James Meese, Jr. resigned as directors prior to the Annual Meeting, and was not a candidate for re-election.

Amir Elbaz, Dror Zoreff and Shlomo Elia were each elected as directors of the Company, with the number of votes for and withheld, respectively, for such persons as follows:

	For	Withheld

Amir Elbaz.	14,713,433	22,077
Dror Zoreff	14,713,433	22,077
Shlomo Elia	14,713,433	22,077

Item 6.      Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer/Principal Accounting Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

SMART ONLINE, INC.

	By:	/s/ Dror Zoreff
August 12, 2010		Dror Zoreff
Principal Executive Officer, Interim CEO and President

SMART ONLINE, INC.

	By:	/s/ Thaddeus J. Shalek
August 12, 2010		Thaddeus J. Shalek
Principal Accounting Officer and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer/Principal Accounting Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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