Form 10-Q
period 2010-09-30
SMART ONLINE INC
filed 2010-11-15
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 11, 2010, there were 18,343,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$56,686	$119,796
Accounts Receivable, Net	-	13,056
Note Receivable	-	-
Prepaid Expenses	203,339	240,840
Total current assets	260,025	373,692
Property and equipment, net	216,399	258,450
Capitalized software, net	-	450,782
Note Receivable, non-current	-	-
Prepaid expenses, non-current	-	110,700
Intangible assets, net	150,000	150,000
Other assets	5,000	2,496
TOTAL ASSETS	$631,424	$1,346,120
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$537,928	$518,309
Notes payable (See Note 3)	2,124,678	1,964,281
Deferred revenue (See Note 2)	27,561	40,115
Accrued liabilities – Nouri	1,400,000	1,802,379
Accrued liabilities (See Note 2)	2,266,165	2,623,959
Total current liabilities	6,356,332	6,949,043
Long-term liabilities:
Long-term portion of notes payable (See Note 3)	12,370,367	9,785,255
Deferred revenue (See Note 2)	1,153	5,601
Total long-term liabilities	12,371,520	9,790,856
Total liabilities	18,727,852	16,739,899
Commitments and contingencies (See Note 4)
Stockholders' equity (deficit):
Preferred stock, 0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009
Common Stock, $.001 par value, 45,000,000 shares authorized, 18,342,542 and 18,332,542 shares Issued and Outstanding at September 30, 2010 and December 31, 2009 respectively.	18,343	18,333
Additional paid-in capital	67,059,722	67,036,836
Accumulated deficit	(85,174,493)	(82,448,948)
Total Stockholders’ Deficit	(18,096,428)	(15,393,779)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$631,424	$1,346,120

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUES:
Subscription fees	$119,152	$159,149	$378,556	$610,751
Professional service fees	12,600	63,200	82,425	261,699
License fees	65,850	11,250	224,500	33,750
Hosting fees	37,722	33,751	119,716	139,007
Other revenue	25,644	26,300	79,389	100,777
Total revenues	260,968	293,650	884,586	1,145,984

COST OF REVENUES	344,156	430,967	1,046,400	1,125,901

GROSS PROFIT (LOSS)	(83,188)	(137,317)	(161,814)	20,083

OPERATING EXPENSES:
General and administrative	408,004	2,355,353	1,469,892	4,112,993
Sales and marketing	181,132	180,759	513,408	707,289
Research and development	7,695	36,406	50,080	540,232
Loss on impairment	-	-	-	438,286
(Gain) loss on disposal of assets, net	398,962	(12,307)	398,962	(22,574)

Total operating expenses	995,793	2,560,211	2,432,342	5,776,226

LOSS FROM OPERATIONS	(1,078,981)	(2,697,528)	(2,594,156)	(5,756,143)

OTHER INCOME (EXPENSE):
Interest expense, net	(244,189)	(169,609)	(687,909)	(455,951)
Gain on legal settlements, net	2,547	-	556,517	6,000
Other Income	-	-	-	10,267
Total other expense	(241,642)	(169,609)	(131,392)	(439,684)

NET LOSS	$(1,320,623)	$(2,867,137)	$(2,725,548)	$(6,195,827)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.07)	$(0.16)	$(0.15)	$(0.34)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and fully diluted	18,342,542	18,332,542	18,342,542	18,332,542

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,725,548)	$(6,195,827)
Adjustments to reconcile let loss to net cash used in operating activities:
Depreciation and amortization	100,892	462,761
Bad debt expense	377,348	2,207,685
Stock-based compensation expense	22,884	88,235
Loss on impairment of intangible assets		438,228
(Gain) loss on disposal of assets	398,962	(22,574)
Changes in assets and liabilities:
Accounts receivable	(309,404)	213,010
Notes receivable	(54,888)	(3,228,038)
Prepaid expenses	148,204	126,005
Other assets	(2,504)	(352)
Deferred revenue	(17,002)	(188,170)
Accounts payable	19,619	1,768,181
Accrued and other expenses	(760,173)	1,627,739
Net cash used in operating activities	(2,801,610)	(2,703,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(7,009)	(14,565)
Capitalized software	-	(206,835)
Proceeds from sale of furniture and equipment	-	45,362
Net Cash used in investing activities	(7,009)	(176,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(4,261,620)	(5,068,063)
Debt borrowings	7,007,129	7,947,365
Net cash provided by financing activities	2,745,509	2,879,302

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(63,110)	147
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	119,796	18,602
CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,686	$18,749

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$173,818	$461,360
Taxes	$-	$-

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

Basis of Presentation - The financial statements as of and for the three and nine months ended September 30, 2010 and 2009 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2009 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010 (the “2009 Annual Report”).

The financial statements have been prepared in accordance with United State Generally Accepted Accounting Principles (“US GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2010, and its results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three and nine months ended September 30, 2010 and 2009, the Company incurred net losses as well as negative cash flows and had deficiencies in working capital. In addition, the Company was involved in the settlement of a class action lawsuit (See Note 7 “Commitments and Contingencies,” in the 2009 Annual Report), and the settlement of a lawsuit for legal fees advanced on behalf of former officers and employees who were convicted in Federal Court. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At November 10, 2010, the Company does have a commitment from its convertible secured subordinated noteholders to purchase up to an additional $2.6 million in convertible notes upon approval and call by the Company’s Board of Directors. There can be no assurance that, if the noteholders do not purchase the $2.6 million in convertible notes, the Company will be able to obtain alternative funding. There can be no assurance that the Company’s efforts to raise capital or increase revenue will be successful. If these efforts are unsuccessful, the Company may have to cease operations and liquidate the business. The Company’s plans include the development of additional new products and applications, and further enhancement of its existing small-business applications and tools. The Company’s continuation as a going concern depends upon its capability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and nine months ended September 30, 2010 are consistent with those used for the years ended December 31, 2009 and 2008. Accordingly, please refer to the 2009Annual Report for the Company’s significant accounting policies.

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

From time to time, the Company, as part of its negotiated contracts, has granted extended payment terms to its strategic partners. As payments become due under the terms of the contract, they are invoiced and reclassified as accounts receivable. Based on these criteria, management determined that at September 30, 2010, an allowance for doubtful accounts of $1,199,859 was required, comprising the full outstanding balance of a direct-selling organization customers’ account and contract receivable.

Intangible Assets - Intangible assets consist primarily of assets obtained through the acquisitions of iMart Incorporated (“iMart”) in 2005 and includes the trade name. The iMart trade name is deemed by management to have an indefinite life and is not amortized.

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

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. Any payments received in advance of the subscription period are accrued as deferred revenue and amortized over the subscription period. In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we identified the fact that certain contracts required the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP. On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis. The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change our net income.Because our customers generally do not have the contractual right to take possession of the software we license or market at any time, we recognize revenue on hosting and maintenance fees as the services are provided in accordance with US GAAP that includes the right to use software stored on another entity’s hardware.

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

On a continuing basis, we review the value of all assets of the Company. During the quarter ending September 30, 2010, we wrote off the entire value of the previously capitalized software for the Onebiz® product since there were no customers and the product was not competitive with similar offerings in the marketplace. In addition, management has changed the focus of sales and marketing efforts away from the OneBiz® product.

Advertising Costs - The Company expenses all advertising costs as they are incurred. The amounts charged to sales and marketing expense during the third quarter of 2010 and 2009 were $47,480 and $3,000, respectively. During the first nine months of 2010 and 2009, these amounts were $97,088 and $42,364, respectively.

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

Stock-Based Compensation   -   The Company adopted US GAAP provisions related to share-based payments which requires companies to expense the value of employee stock options, restricted stock, and similar awards and applies to all such securities outstanding and vested.

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

The following is a summary of the Company’s stock-based compensation expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Compensation expense included in G&A expense related to stock options	$8,393	$5,191	$17,184	$40,155
Compensation expense included in G&A expense related to restricted stock awards	2,850	560	5,700	48,080

Total expense	$11,243	$5,751	$22,884	$88,235

The fair value of option grants under the Company’s equity compensation plan and other stock option issuances during the three months and nine months ended September 30, 2010 and 2009 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	97%	70%	97%	69%
Risk-free interest rate	1.27%	2.37%	1.9%	2.3%
Expected lives (years)	4.0	4.0	4.0	4.0

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

The following is a summary of the stock option activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price

BALANCE, December 31, 2009	132,500	$4.43
Granted	125,000	1.14
Forfeited	(42,500)	3.31
Exercised	-	-
BALANCE, September 30, 2010	215,000	$2.74

Recently Issued Accounting Pronouncements -. The current US GAAP pronouncements concerning the life of intangible assets require entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets and also mandates certain related disclosure requirements.

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

Intangible Assets

The following table summarizes information about intangible assets at September 30, 2010:
Asset Category	Value Assigned	Residual Value	Weighted Average Amortization Period (in Years)	Accumulated Amortization		Carrying Value

Trade name	$150,000	N/A	N/A		N/A	$150,000
Totals	$150,000	$-		$		$150,000

Intangible assets acquired were valued using the standard of “fair value” defined in US GAAP related to business combinations , as “the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.”

Accrued Liabilities
At September 30, 2010, the Company had accrued liabilities totaling $3,666,165. This amount consisted primarily of $1,400,000 related to legal reserves for the settlement of legal fees on behalf of former officers and employees, Michael Nouri and Eric Reza Nouri, both of whom were convicted on criminal charges brought by the US Department of Justice; $126,030 of liability accrued related to the development of the Company’s custom accounting application; $1,974,500 related to settlement costs and legal expenses associated with the Company’s class action settlement agreement  (see Note 4, “Commitments and Contingencies”); $22,946 of accrued payroll; $136,929 of convertible note interest payable and other liabilities of $5,760.

At September 30, 2009, the Company had accrued liabilities totaling $2,107,751. This amount consisted primarily of $117,102 of liability accrued related to the development of the Company’s custom accounting application; $1,804,207 related to legal expenses associated with the settlement of claims brought by the Company’s former officers and employees  (see Note 4, “Commitments and Contingencies”); $24,518 for tax-related liabilities associated with the vesting of restricted stock; $10,043 of loss estimated on a long-term customer contract; $25,685 of accrued payroll; $87,688 of convertible note interest payable and other liabilities of $36,617.

Deferred Revenue

Deferred revenue comprises the following items:

•	Subscription Fees - short-term and long-term portions of cash received related to one- or two-year subscriptions for domain names and/or email accounts

•	License Fees - licensing revenue where customers did not meet all the criteria of US GAAP. Such deferred revenue will be recognized as cash is delivered or collectability becomes probable.

The components of deferred revenue for the periods indicated were as follows:

	September 30, 2010	December 31, 2009

Subscription fees	$28,714	$40,115
License fees	-	5,601
Totals	$28,714	$45,716

Current portion	$27,561	$40,115
Non-current portion	1,153	5,601
Totals	$28,714	$45,716

3.   NOTES PAYABLE

Convertible Notes

As of September 30, 2010, the Company had $12.2 million aggregate principal amount of convertible secured subordinated notes due November 14, 2013 (the “notes”) outstanding, after the $200,000 reduction of such current outstanding debt on account of the sale-leaseback described in item 4, Commitments and Contingencies, below. The convertible notes have been sold as follows:

	Through the Quarter ending September 30, 2010
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Original Due Date	Restated due Date
Atlas Capital	November 14, 2007	$2,050,000	8%	11/14/2010	11/14/2013
Crystal Management	November 14, 2007	$500,000	8%	11/14/2010	11/14/2013
William Furr	November 14, 2007	$250,000	8%	11/14/2010	11/14/2013
Blueline Fund	November 14, 2007	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	August 12, 2008	$1,250,000	8%	11/14/2010	11/14/2013
Crystal Management	August 12, 2008	$250,000	8%	11/14/2010	11/14/2013
UBP, Union Bancaire Privee	November 21, 2008	$250,000	8%	11/14/2010	11/14/2013
HSBC Private Bank (Suisse), SA	November 21, 2008	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	January 6, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	February 24, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	April 3, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	June 2, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	July 16, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	August 26, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	September 8, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	October 5, 2009	$250,000	8%	11/14/2010	11/14/2013
UBP, Union Bancaire Privee	October 9, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	November 6, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	December 23, 2009	$750,000	8%	11/14/2010	11/14/2013
Atlas Capital	February 11, 2010	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	April 1, 2010	$350,000	8%	11/14/2013
Atlas Capital	June 2, 2010	$600,000	8%	11/14/2013
Atlas Capital	July 1, 2010	$250,000	8%	11/14/2013
Atlas Capital	August 13, 2010	$100,000	8%	11/14/2013
Atlas Capital	August 30, 2010	$200,000	8%	11/14/2013
Atlas Capital	September 14, 2010	$300,000	8%	11/14/2013
Atlas Capital	September 30, 2010	$300,000	8%	11/14/2013

On August 12, 2008, the Company exercised its option to sell $1.5 million aggregate principal amount of notes (the “Additional Notes”) with substantially the same terms and conditions as the initial subordinated notes sold in November 2007 (the “Initial Notes”). In connection with the sale of the Additional Notes, the noteholders holding a majority of the aggregate principal amount of the notes then outstanding agreed to increase the aggregate principal amount of notes that they are committed to purchase from $8.5 million to $15.3 million.

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
On March 5, 2010, the Company entered into the Fourth Amendment with the holders of a majority of the aggregate outstanding principal amount of the notes issued by the Company under the Convertible Subordinated Secured Note Purchase Agreement, dated November 14, 2007 (the “Note Purchase Agreement’).  The Fourth Amendment extended the original maturity date of the notes from November 14, 2010 to November 14, 2013, and amended the Note Purchase Agreement, the notes and the Registration Rights Agreement, dated November 14, 2007, to reflect this maturity date extension.

On the earlier of November 14, 2013 or a merger or acquisition or other transaction pursuant to which existing stockholders of the Company hold less than 50% of the surviving entity, or the sale of all or substantially all of the Company’s assets, or similar transaction, or event of default, each noteholder in its sole discretion shall have the option to:

•	convert the principal then outstanding on its notes into shares of the Company’s common stock, or

•	receive immediate repayment in cash of the notes, including any accrued and unpaid interest.

If a noteholder elects to convert its notes under these circumstances, the conversion price for each note will be the lowest “applicable conversion price” determined for all of the notes. The “applicable conversion price” for each note shall be calculated by multiplying 120% by the lowest of:

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

The notes and the common stock into which they may be converted have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors. The investors in the Initial Notes include (i) The Blueline Fund, which originally recommended Philippe Pouponnot, a former director of the Company, for appointment to the Company’s Board of Directors; (ii) Atlas Capital SA (“Atlas”), an affiliate of the Company that originally recommended Shlomo Elia, one of the Company’s current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd. (“Crystal”), which is owned by Doron Roethler, as the former Chairman of the Company’s Board of Directors and former Interim President and Chief Executive Officer of the Company,  who serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of the Company’s directors and executive officers. The noteholders in the additional notes are Atlas and Crystal. The noteholders of the new notes are not affiliated with the Company. .

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

Line of Credit

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

On February 19, 2009, the Company renewed its revolving credit arrangement with Paragon. Any advances made on the line of credit were required to be paid off no later than February 19, 2010 with interest accruing on the unpaid principal balance at the Wall Street Journal's published Prime Rate, with a floor at 5.5%.

On February 25, 2010, the Company entered into a Modification Agreement with Paragon, with an effective date of February 22, 2010, relating to the Paragon Note, delivered by the Company to Paragon in the maximum principal amount of $2,500,000.  The Modification Agreement (i) extended the maturity date of the Paragon Note from February 11, 2010 to August 11, 2010, and (ii) changed the interest rate from a variable annual rate equal to The Wall Street Journal Prime Rate, with a floor of 5.50%, to a fixed annual rate of 6.50%.   On August 19, 2010, the Paragon Note was further extended to October 10, 2010. Effective January 28, 2010, the expiration date of the standby letter of credit in the amount of $2,500,000 issued by HSBC securing the Paragon Note was extended from February 18, 2010 to October 17, 2010 and the expiration date of the letter of credit was subsequently extended through December 17, 2010.  We are currently finalizing a new credit facility with a New York City based bank that we anticipate will provide approximately $6 million of term loans that will be due eighteen months from the date of the definitive agreements.  The loans would be collateralized by letters of credit provided by UBS and HSBC to the bank on behalf of Atlas. A representative of the bank has informed us that the bank has completed its approval process for the proposed credit facility. The credit facility is anticipated to be available subject to execution of definitive agreements.

As of November 10, 2010, the Company had an outstanding balance of $2.05 million under the line of credit.  As of September 30, 2010, the Company had notes payable totaling $14,495,045. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	TOTAL	Maturity	Rate
Paragon Commercial Bank credit line	$2,069,821	$-	$2,069,821	Oct ‘10	6.5%
Various capital leases	22,472	170,367	192,839	Various	8-19%
Insurance premium note	32,385	-	32,385	Jul ‘11	5.4%
Convertible notes	-	12,200,000	12,200,000	Nov ‘13	8.0%

TOTAL	$2,124,678	$12,370,367	$14,495,045

4.           COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases computer and office equipment under capital lease agreements that expire through August 2019. Total amounts financed under these capital leases were $192,838 and $222,794 at September 30, 2010 and December 31, 2009, respectively, net of accumulated amortization of $55,376 and $69,608, respectively. The current and non-current portions of the capital leases have been recorded in current and long-term portions of notes payable on the balance sheets as of September 30, 2010 and December 31, 2009. See also Note 3, “Notes Payable.”

In 2008, the Company entered into a non-cancelable sublease, subsequently restructured as a lease with the primary landlord, with a remaining term of 36 months to relocate its headquarters to another facility near Research Triangle Park, North Carolina. As described in Note 2, “Assets and Liabilities,” the Company prepaid the lease and purchased existing furniture and fixtures for a lump-sum payment of $500,000, of which $450,080 was allocated to rent and is being amortized monthly over the remaining term of the lease. The Company also had a lease through October 2009 for an apartment near its headquarters that was utilized by its out of town executives and members of its Board of Directors. The lease was terminated as of August 4, 2009.

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

Rent expense for the nine months ended September 30, 2010 and 2009 was $163,059 and $129,572 respectively.

Development Agreement

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application. In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company’s common stock based upon the developer attaining certain milestones. This agreement was modified on March 26, 2008 to adjust the total number of shares issuable under the agreement to 29,014. As of September 30, 2010, the Company had paid $470,834 and issued 3,473 shares of common stock related to this obligation.

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

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the "Stipulation") with the lead plaintiff in the pending securities class action. Also included in the settlement are all the current and former officers, directors, shareholders and employees of the Company who had also been named as defendants in the securities class action, as well as Maxim Group. The Stipulation provides for the settlement of the securities class action on the terms described below. The settlement is subject to preliminary and final approval of the United States District Court for the Middle District of North Carolina, which the Company anticipates will occur in the fourth quarter of this year.

The Stipulation provides for the certification of a class consisting of all persons who purchased the Company's publicly-traded securities between May 2, 2005 and September 28, 2007, inclusive. The settlement class will receive total consideration of a cash payment of $350,000 to be made by the Company, a cash payment of $112,500 to be made by Maxim Group, the transfer from Henry Nouri to the class of 25,000 shares of Company common stock and the issuance by the Company to the class of 1,475,000 shares of Company common stock. Under the terms of the Stipulation, counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares on one day or 50,000 shares in 30 calendar days. Subject to the terms of the Stipulation, we paid the lead plaintiff $75,000 on July 14, 2010 and $100,000 on September 15, 2010. In addition, the terms of the stipulation call for the payment of $100,000 on December 14, 2010 and $75,000 on March 14, 2011.

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

The Settlement Agreement is contingent upon Class Action Preliminary Judicial Approval.

On March 2, 2010, Nottingham Hall LLC, the primary landlord for the office space occupied by the Company under a sublease between our Company and Advantis Real Estate Services Company (Advantis), filed a Complaint in Summary Ejectment against Advantis and our Company. The suit sought to recoup the funds not paid by Advantis over term of the original lease between Nottingham Hall LLC and Advantis in the sum of approximately $121,000.  Representatives for Nottingham Hall LLC indicated that Advantis had defaulted on the terms of the lease and Nottingham Hall pursued our Company for the differential in rent between our prepaid negotiated amount and the total actually due from Advantis.

On May 11, 2010 we reached an agreement with Nottingham Hall LLC that required the payment of the rent differential for the period August 2009 through May 2010 and the monthly payment of the rent differential ($4,900) for the remainder of the lease period through September 30, 2011.  The Company entered into a lease with the primary landlord for the remaining lease term.

Please refer to Part I, Item 3 of our annual report on Form 10-K for the fiscal year ending December 31, 2009 for a further description of material legal proceedings.

5.   STOCKHOLDERS’ EQUITY

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, subject to the approval of the Noteholders, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at September 30, 2010.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of September 30, 2010, it had 18,342,542 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

Warrants

The Company entered into a Stock Purchase Warrant and Agreement (the “Warrant Agreement”) with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant containing a provision for cashless exercise to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share at the termination of the line of credit or if the Company is in default under the terms of the line of credit with Wachovia. The fair value of the warrant was $734,303 as measured using the Black-Scholes option pricing model at the time the warrant was issued. This amount was recorded as deferred financing costs and was amortized to interest expense. In consideration for Atlas providing the Paragon line of credit (see Note 3, “Notes Payable”), the Company agreed to amend the Warrant Agreement to provide that the warrant is exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit. If the warrant is exercised in full for cash, it will result in gross proceeds to the Company of approximately $1.2 million.

As part of the commission paid to Canaccord Adams, Inc. (“CA”), the Company’s placement agent in the 2007 private placement transaction, CA was issued a warrant to purchase 35,000 shares of the Company’s common stock at an exercise price of $2.55 per share. This warrant contains a provision for cashless exercise and must be exercised by February 21, 2012.

As of September 30, 2010, warrants to purchase up to 1,655,915 shares were outstanding.

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

Restricted Stock – During the second quarter of 2010, we issued 10,000 restricted shares of stock to Mr. Shlomo Elia for his services as a member of the Board of Directors. No other shares of restricted stock were issued. There were no shares of restricted stock canceled during the first three quarters of 2010 due to terminations and payment of employee tax obligations resulting from share vesting. At September 30, 2010, there was $5,700 of unvested expense yet to be recorded related to all restricted stock outstanding.

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

The following is a summary of the stock option activity for the six months ended September 30, 2010:

	Shares	Weighted Average Exercise Price
BALANCE, December 31, 2009	132,500	$4.43
Granted	125,000	1.14
Exercised	-	-
Canceled	(42,500)	3.31
BALANCE, September 30, 2010	215,000	$2.74

The following table summarizes information about stock options outstanding at September 30, 2010:

				Currently Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.14	125,000	4.0	1.14
From $2.50 to $3.50	45,000	4.8	$3.31	85,000	$3.14
$5.00	25,000	2.3	$5.00	25,000	$5.00
From $8.61	20,000	2.5	$8.61	20,000	$8.73
Totals	215,000	3.4	$6.10	130,000	$6.10

At September 30, 2010, there remains $67,361 of unvested expense yet to be recorded related to all options outstanding.

Dividends

The Company has not paid any cash dividends through September 30, 2010.

6.   MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by ongoing credit evaluation processes, relatively short collection terms, and the nature of the Company’s customer base, primarily mid- and large-size corporations with significant financial histories. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding risk of specific customers, historical trends, and other information.

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Three Months Ended September 30, 2010
	Revenue Type	Revenues	% of Total Revenues

Customer A	Subscription fees	$102,117	39.13%
Customer C	Subscription fees	39,622	15.18%
Customer D	Professional service fees	90,000	34.49%
Customer E	Professional service fees	28,731	11.01%
Others	Various	498	.19%
Total		$260,968	100%

		Three Months Ended September 30, 2009
	Revenue Type	Revenues	% of Total Revenues

Customer A	Subscription fees	$106,499	36.27%
Customer C	Subscription fees	74,465	25.36%
Customer D	Professional service fees	75,150	25.59%
Customer E	Professional service fees	37,632	12.82%
Others	Various	-96	-0.04%
Total		$293,650	100%

		Nine Months Ended September 30, 2010
	Revenue Type	Revenues	% of Total Revenues

Customer A	Subscription fees	$309,572	35.00%
Customer C	Subscription fees	136,981	15.49%
Customer D	Professional service fees	305,000	34.48%
Others	Various	133,033	15.03%
Total		$884,586	100%

		Nine Months Ended September 30, 2009
	Revenue Type	Revenues	% of Total Revenues

Customer A	Subscription fees	$322,314	28.13%
Customer B	Professional service fees	222,725	19.44%
Customer C	Subscription fees	291,819	25.46%
Customer D	Professional service fees	120,578	10.52%
Customer E	Professional service fees	114,328	9.98%
Others	Various	74,220	6.47%
Total		$1,145,984	100%

As of September 30, 2010, two customers accounted for 59% and 41% of accounts receivable, respectively, before consideration of the allowance for doubtful accounts.   As of December 31, 2009, two customers accounted for 62% and 38% of accounts receivable, respectively.

7.   SUBSEQUENT EVENTS

The information for this section has been updated through November 11, 2010.

The Company sold convertible secured subordinated notes as follows:

Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	l Due Date
Atlas Capital	November 9, 2010	300,000	8%	11/14/2013

On February 25, 2010, the Company entered into a Modification Agreement with Paragon, with an effective date of February 22, 2010, relating to the Paragon Note, delivered by the Company to Paragon in the maximum principal amount of $2,500,000.  The Modification Agreement (i) extended the maturity date of the Paragon Note from February 11, 2010 to August 11, 2010, and (ii) changed the interest rate from a variable annual rate equal to The Wall Street Journal Prime Rate, with a floor of 5.50%, to a fixed annual rate of 6.50.   On August 19, 2010, the Paragon Note was further extended to October 10, 2010. Effective January 28, 2010, the expiration date of the standby letter of credit in the amount of $2,500,000 issued by HSBC securing the Paragon Note was extended from February 18, 2010 to October 17, 2010 and the expiration date of the letter of credit was subsequently extended through December 17, 2010.  We are currently finalizing a new credit facility with a New York City based bank that we anticipate will provide approximately $6 million of term loans, that will be due eighteen-month from the date of the definitive agreements.  The loans would be collateralized by letters of credit provided by UBS and HSBC to the bank on behalf of Atlas Capital.  A representative of the bank has informed us that the bank has completed its approval process for the proposed credit facility. The credit facility will be available subject to execution of definitive agreements.

During the October 21, 2010 Board of Directors meeting, the Board approved the grant of additional options to current employees who have been with the Company for six months or longer as of October 1, 2010,. The number of options, representing the right to purchase an aggregate of 76,000 shares, varied by employee, responsibility and length of service.

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

We are developing a core industry-standard platform for small business and not-for-profit organizations with an architecture designed to integrate with a virtually unlimited number of other applications, services, and existing infrastructures. These applications include not only our own small-business applications, but also other applications we expect to arise from collaborative partnerships with third-party developers and service providers. In addition, we identified emerging-market opportunities using our Loyalty Clicks™ application suite targeted to not-for –profit organizations that leverage social media and smart-phone technology to provide increased engagement and fundraising online. We are refining and integrating the core platform in an effort to meet anticipated customer need. We believe, but cannot assure, this platform and associated applications will provide opportunities for new sources of revenue, including an increase in our subscription fees.

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

Operating Expenses

We are devoting resources to the sale and marketing of our SaaS based applications including Loyalty Clicks™ and iMart® products, through both channel partners and direct sales efforts.  Additionally, we have placed renewed emphasis on marketing our consulting and software development capabilities (iMart®) to support companies who require sophisticated and complex e-commerce websites.

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

Beginning in May 2008, we determined that it was strategically desirable to develop an industry-standard platform and to enhance our current SaaS applications. A detailed design plan indicated that the product was technologically feasible. In July 2008, we commenced development, and from that point in time, we have capitalized all related costs in accordance with US GAAP. Because of our scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which means we do not have to incur certain development costs as do those companies who develop traditional enterprise software business models. As we further the development of our new applications throughout 2010, we expect that future research and development expenses will decrease in both absolute and relative dollars.

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

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user or the aggregating entity. Any payments received in advance of the subscription period are accrued as deferred revenue and amortized over the subscription period. In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we identified the fact that certain contracts required the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP. On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis. The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change our net income

Because our customers generally do not have the contractual right to take possession of the software we license or market at any time, we recognize revenue on hosting and maintenance fees as we provide the services in accordance with US GAAP concerning the arrangements that include the right to use software stored on another entity’s hardware.

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

Income Taxes – We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve. In the event we determine that we will not be able to realize all or part of our net deferred tax assets, we would make an adjustment in the period we make such determination. We recorded no income tax expense in the first, second or third quarter of 2010, or in 2009 and 2008, as we have experienced significant operating losses to date. If utilized, we may apply the benefit of our total net operating loss carryforwards to reduce future tax expense. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets. These carryforwards would also be subject to limitations, as prescribed by applicable tax laws.

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

Overview of Results of Operations for the Three Months Ended September 30, 2010 and September 30, 2009

Total revenues were $260,968 for the three months ended September 30, 2010 compared to $293,650 for the same period in 2009, representing a decrease of $32,682, or 11%. Gross Loss decreased $54,129, or 39%, to Gross Loss $83,188 from Gross Loss $137,317. Operating expenses decreased $1,564,418 or 61%, to 995,793 from $2,560,211. Net loss decreased $1,546,514, or 54%, to $1,320,623 from $2,867,137.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	September 30, 2010	% of Revenue	September 30, 2009	% of Revenue

REVENUES
Subscription Fees	$119,152	45.66%	$159,149	54.2%
Professional service fees	12,600	4.83%	63,200	21.52%
License fees	65,850	25.23%	11,250	3.83%
Hosting Fees	37,722	14.45%	33,751	11.49%
Other revenue	25,644	9.83%	26,300	8.96%

Total Revenues	260,968	100.0%	293,650	100.0%

COST OF REVENUES	344,156	131.88%	430,967	146.76%

GROSS PROFIT (LOSS)	(83,188)	-31.88%	(137,317)	-46.76%

OPERATING EXPENSES
General and administrative	408,004	156.34%	2,355,353	802.10%
Sales and marketing	181,132	69.41%	180,759	61.56%
Research and development	7,695	2.95%	36,406	12.4%
(Gain)/ Loss disposal of assets	398,962	152.88%	(12,307)	-4.19%

Total operating expenses	995,793	381.58%	2,560,211	871.86%

Total other income (expense)
Interest Expense (net)	(244,189)	-93.57%	(169,609)	-57.76%
Gain on legal settlements (net)	2,547	0.98%	-	%
Total Other Income (Expense)	(241,642)	-92.59%	(169,609)	-57.76%

NET(LOSS)	$(1,320,623)	-506.05%	$(2,867,137)	-976.38%

Comparison of the Results of Operations for the Three Months Ended September 30, 2010 and September 30, 2009

Revenues. Total revenues for the three months ended September 30, 2010 were $260,968 compared to $293,650 for the same period in 2009, representing a decrease of $32,682, or 11%. This overall decrease in revenues was primarily attributable to decreases in subscription fees, and professional service fees.

Subscription Fees - Subscription fees for the three months ended September 30, 2010 were $119,152 compared to $159,149 for the same period in 2009, representing a decrease of $39,997, or 25%. This decrease is primarily due to a decrease in active subscribers to whom we provide e-commerce, domain name, email services, and related event ticket sale services for use as members of one of our primary customers, a direct-selling organization.

Professional Service Fees - Professional service fees for the three months ended September 30, 2010 were $12,600 compared to $63,200 for the same period in 2009, representing a decrease of $50,600, or 80%. This decrease is primarily due to the decrease in the number of customers to whom we provided professional services.

License Fees - License fees for the three months ended September 30, 2010 were $65,850 compared to $11,250 for the same period in 2009, representing an increase of $54,600, or 485%. This increase is primarily due to the fact that we continue to bill a customer for license services since January 2010 while the customer’s project was in the development phase during the third quarter of 2009.

Hosting Fees – Hosting fees for the three months ended September 30, 2010 were $37,722 compared to $33,751 for the same period in 2009, representing an increase of $3,900, or 12%. This increase is primarily due to increased hosting services provided during the third quarter of 2010.

Other Revenue - Other revenue for the three months ended September 30, 2010 totaled $25,644 compared to $26,300 for the same period in 2009. This revenue is generated from non-core activities. We expect these revenue streams to continue to be insignificant in the future as we continue our strategy of focusing on the growth of our subscription and license revenues.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2010 was $344,156 compared to $430,967 for the same period in 2009, representing a decrease of $86,811, or 20%. This decrease is primarily due to a reduction in domain name registrations, credit card processing fees, and business card printing for members of our direct-selling organization customers.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 were $995,793 compared to $2,560,211 for the same period in 2009, representing a decrease of 1,564,418, or 61%. This decrease was primarily attributable to the fact that we had a significant write-off of approximately $1.8 million related to the reserve for uncollectable amounts due from the advancement of legal fees for the defense in criminal proceedings against Dennis Michael Nouri and Reza Eric Nouri, a former officer and employee of the Company during the third quarter of 2009 and no similar item in the third quarter of 2010.

General and Administrative - General and administrative expenses for the three months ended September 30, 2010 were $408,004 compared to $2,355,353 for the same period in 2009, representing an decrease of $1,947,349, or 83%. The decrease was primarily attributable to the establishment of a $1,804,763 bad-debt reserve for the estimated uncollectable amounts due from the advancement of legal fees for the defense in criminal proceedings against Dennis Michael Nouri and Reza Eric Nouri, a former officer and employee of the Company during the third quarter of 2009 while we had no such occurrence in the third quarter of 2010.

Sales and Marketing - Sales and marketing expenses for the three months ended September 30, 2010 were $181,132 compared to $180,759 for the same period in 2009, representing an increase of $373, or .02%. This increase is primarily attributable to the decrease in revenue sharing expense.

Research and Development - Research and development expenses for the three months ended September 30, 2010 were $7,695 compared to $36,406 for the same period in 2009, representing a decrease of $28,711, or 79%. This decrease is primarily due to the fact that the ongoing development expenses are now classified as part of the cost of operations.

(Gain) loss on disposal of assets – The loss on disposal of assets for the three months ended September 30, 2010 was $398,962 compared to a gain of $12,307 for the same period in 2009, representing an increase of $411,269 or 3,341%. This increase is due to the fact that we wrote off the previously capitalized software development costs for OneBiz® during the third quarter of 2010 since the product value could not be justified.

Other Income (Expense)

We incurred net interest expense of $244,189 for the three months ended September 30, 2010 compared to net interest expense of $169,609 for the same period in 2009, representing an increase of $74,580, or 44%. During the three months ended September 30, 2010, we carried a higher balance on our line of credit with Paragon Commercial Bank and borrowed additional funds from the bond noteholders.

Overview of Results of Operations for the Nine Months Ended September 30, 2010 and September 30, 2009

Total revenues were $884,586 for the nine months ended September 30, 2010 compared to $1,145,984 for the same period in 2009, representing a decrease of $261,398, or 23%. Gross profit decreased $181,897, to Gross (Loss) $(161,814) from Gross Profit of $20,083. Operating expenses decreased $3,343,885, or 58%, to $2,432,342 from $5,776,226. Net loss decreased $3,470,279 or 56%, to $2,725,548 from $6,195,827.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenues for the periods indicated:

	Nine Months Ended
	September 30, 2010	% of Revenue	September 30, 2009	% of Revenue

REVENUES
Subscription Fees	$378,556	42.79%	$610,751	53.29%
Professional service fees	82,425	9.32%	261,699	22.84%
License fees	224,500	25.38%	33,750	2.95%
Hosting Fees	119,716	13.53%	139,007	12.13%
Other revenue	79,389	8.97%	100,777	8.79%

Total Revenues	884,586	100.0%	1,145,984	100.0%

COST OF REVENUES	1,046,400	118.29%	1,125,901	98.25%

GROSS PROFIT (LOSS)	(161,814)	-18.29%	20,083	1.75%

OPERATING EXPENSES
General and administrative	1,469,892	166.17%	4,112,993	358.90%
Sales and marketing	513,408	58.04%	707,289	61.72%
Research and development	50,080	5.66%	540,232	47.14%
(Gain)/ Loss on impairment of assets	-	-	438,286	38.25
(Gain)/ Loss disposal of assets	398,962	45.10%	-	-%

Total operating expenses	2,432,342	274.97%	5,776,226	504.04%

Total other income (expense)
Interest Expense (net)	(687,909)	-77.77%	(455,951)	-39.79%
Gain on legal settlements (net)	556,517	62.91%	6,000	0.52%
Other income		-	10,267	0.89%
Total Other Income (Expense)	(131,392)	-14.85%	(439,684)	-38.73%

NET (LOSS)	$(2,725,548)	-308.16%	$(6,195,827)	-540.66%

Comparison of the Results of Operations for the Nine Months Ended September 30, 2010 and September 30, 2009

Revenues. Total revenues for the nine months ended September 30, 2010 were $884,586 compared to $1,145,984 for the same period in 2009, representing a decrease of $261,398, or 23%. This overall decrease in revenues was primarily attributable to a decrease in subscription and professional service fees.

Subscription Fees – Subscription fees for the nine months ended September 30, 2010 were $378,556 compared to $ 610,751 for the same period in 2009, representing a decrease of $232,195, or 54%. This decrease was due to a reduction in membership revenue from a multi-level marketing organization that terminated its relationship with our Company in 2009.

Professional Service Fees - Professional service fees for the nine months ended September 30, 2010 were $82,425 compared to $261,699 for the same period in 2009, representing a decrease of $179,274, or 68%. This decrease was due to the loss of a major customer reported in 2009.

License Fees - License fees for the nine months ended September 30, 2010 were $224,500 compared to $33,750 for the same period in 2009, representing an increase of $190,750, or 565%. The increase in license revenue for the first nine months of 2010 relates to invoicing pursuant to a license agreement upon the completion of development work for one of our customers.

Hosting Fees – Hosting fees for the nine months ended September 30, 2010 were $119,716 as compared to $ 139,007 for the same period in 2009, representing a decrease of $19,289 or 14%.  The decrease relates to the reduction in hosting services required by the customer that no longer uses our Company’s services as described in Professional Service fees above.

Other Revenue - Other revenue for the nine months ended September 30, 2010 totaled $79,389 compared to $100,777 for the same period in 2009. This revenue is generated from non-core activities. We expect these revenue streams to continue to be insignificant in the future as we continue our strategy of focusing on the growth of our subscription and license revenues.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2010 was $1,046,400 compared to $1,125,901 for the same period in 2009, representing a decrease of $79,501, or 7%. This decrease was primarily the result of the decrease of development personnel previously involved with the development and servicing of the major customer that left the Company during 2010

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were $2,432,342 compared to $ 5,776,226 for the same period in 2009 representing a decrease of $3,343,884, or 58%. This decrease was primarily attributable to a decrease in general and administrative expenses due to the accrual of expenses associated with the Nouri legal issues in the third quarter of 2009.

General and Administrative - General and administrative expenses for the nine months ended September 30, 2010 were $1,469,892 compared to $4,112,993 for the same period in 2009, representing a decrease of $2,643,101, or 64%. The decrease was primarily attributable to the fact that in 2009 we had established a $1,804,763 bad-debt reserve for the estimated uncollectable amounts due from the advancement of legal fees for the defense in criminal proceedings against Dennis Michael Nouri and Reza Eric Nouri, a former officer and employee of the Company and we did not require any additional reserve in 2010.   In addition, we had a reduction in salaries since our Chairman of the Board was functioning as our interim Chief Executive Officer without any additional compensation.

Sales and Marketing - Sales and marketing expenses for the nine months ended September 30, 2010 were $513,408 compared to $707,289 for the same period in 2009, representing a decrease of $193,881, or 27%. The decrease is primarily attributable to $144,000 decrease in payroll and benefit expense, and a decrease in revenue sharing costs with customers of $53,000 and offset by a minor increase in other expenses.

Research and Development - Research and development expenses for the nine months ended September 30, 2010 were $50,080 compared to $540,232 for the same period in 2009, representing a decrease of $490,152, or 91%. This decrease is primarily due to the reduction of ongoing development expense and the continuing maintenance and upgrade expense is now treated as part of the Cost of Revenues.

Impairment of  Assets – During the nine month period ending September 30, 2010, the Company did not recognize any reduction in the value of intangibles while in the same nine month period ending September 30, 2009 we recognized a loss from the reduction of the value of an intangible asset in the amount of $438,286.

(Gain) loss on disposal of assets – the loss on disposal of assets for the nine months ended September 30, 2010 was $398,962 compared to a gain of $22,574 for the same period in 2009, representing an increase of $421,536 or 1,867%. This increase is due to the fact that we wrote off the previously capitalized software development costs for Onebiz during the third quarter of 2010 since the product value could not be justified

Other Income (Expense)

We incurred net interest expense of $687,909 for the nine months ended September 30, 2010 compared to net interest expense of $455,951 for the same period in 2009, representing a decrease of $231,958, or 51%. Interest expense totaled $764,574 and $494,582 and interest income totaled $76,665 and $38,631 during the first nine months of 2010 and 2009, respectively. Interest expense decreased as a result of the use of cash flow during the nine-month period to reduce the outstanding balance on the line of credit whenever possible.

During the first nine months of 2010, we recognized $556,517 in other income from a gain due to legal settlements, as compared to net gain of  $6,000 for the gain on legal settlements with our insurance carrier as described in Note 4, “Commitments and Contingencies,” to the consolidated financial statements in this report.

During the first nine months of 2009, we recognized $10,267 net gain on the sale of assets. We had no sales of assets during the nine months ended September 30, 2010.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the third quarter of 2010 primarily due to continued substantial uncertainty based on objective evidence regarding our ability to realize our deferred tax assets, thereby warranting a full valuation allowance in our financial statements. We have approximately $52,000,000 in net operating loss carryforwards, which may be utilized to offset future taxable income.

Liquidity and Capital Resources

At September 30, 2010, our principal sources of liquidity were cash and cash equivalents totaling $56,686 and current accounts receivable of -0-. As of November 10, 2010, our principal sources of liquidity were cash and cash equivalents totaling approximately $229,000 and accounts receivable of $-0-.  As of September 30, 2010, we had drawn approximately $2.1 million on our $2.47 million line of credit with Paragon, leaving approximately $370,000 available under the line of credit for our operations. As of November 10, 2010, we had drawn approximately $2.4 million on the Paragon line of credit. We expect to draw from the credit facility currently being negotiated with a New York City bank, described below, replacing the Paragon line of credit, as needed for working capital purposes. During the third quarter of 2008, management established automated sweeps among its accounts at Paragon whereby all available cash at the end of each day is used to pay down the line of credit with Paragon, the purpose of which is to reduce our interest expense. This line of credit expired in October 2010 and we are currently finalizing a new credit facility with a New York City based bank that we anticipate will provide approximately $6 million of term loans, that will be due eighteen-month from the date of the definitive agreements.  The loans would be collateralized by letters of credit provided by UBS and HSBC to the bank on behalf of Atlas Capital.  A representative of the bank has informed us that the bank has completed its approval process for the proposed credit facility. Paragon Bank continues to provide our banking facility, which is supported by the underlying irrevocable standby letter of credit remains in force. This letter of credit is currently scheduled to expire in December 2010. As of November 10, 2010, we also have the ability to call up to approximately $2.6 million of additional funding from our convertible noteholders.  On November 9, 2010, the Company sold a note in the principal amount of $300,000 to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.

During the quarter ended September 30, 2010, our working capital deficit decreased by approximately $479,045 to approximately $6,096,000 compared to a working capital deficit of $6,575,351 at December 31, 2009. As described more fully below, the working capital deficit at September 30, 2010 is primarily attributable to negative cash flows from operations, including a $377,348 increase in accounts receivable, a $54,888 increase in notes receivable, and a $148,204 decrease in prepaid expenses during the first nine months of 2010.

Cash Flow from Operations. Cash used in operations for the nine months ended September 30, 2010 totaled $2,801,610, up from $2,703,117 for the same period in 2009. This increase is primarily due to the increase in accounts payable and accrued expenses offset by the net increase in notes receivable and the related bad debt expense experienced in 2009.

Cash Flow from Investing Activities. Cash used in investing activities for the nine months ended September 30, 2010 totaled $7,009, down from $176,038 for the same period in 2009. This decrease is primarily due to the fact that the Company acquired less computer equipment and capitalized less software development in the first nine months of 2010 compared to the same period in 2009.

Cash Flow from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2010 totaled $2,745,509, down from $2,879,302 for the same period in 2009. This decrease is primarily due to cash raised in 2010 from debt borrowings to help fund operations.

Debt Financing.
On February 20, 2008, the Company entered into a $2.47 million revolving credit arrangement with Paragon that was renewable on an annual basis subject to mutual approval to be used for general working capital. Any advances made on the line of credit were to be paid off no later than February 19, 2009, subject to extension due to renewal, with monthly payments being applied first to accrued interest and then to principal. Interest accrued on the unpaid principal balance at the Wall Street Journal’s published Prime Rate minus one-half percent. The line of credit was secured by an irrevocable standby letter of credit in the amount of $2.5 million issued by HSBC with Atlas as account party with an original expiration date of February 18, 2010. The Company also agreed with Atlas that in the event of a default by the Company in the repayment of the line of credit that results in the letter of credit being drawn, the Company shall reimburse Atlas any sums that Atlas is required to pay under such letter of credit.  At the sole discretion of Atlas, these payments may be made in cash or by issuing shares of the Company’s common stock at a set per-share price of $2.50.

On February 19, 2009, the Company renewed its revolving credit arrangement with Paragon. Any advances made on the line of credit were required to be paid off no later than February 19, 2010 with interest shall accruing on the unpaid principal balance at the Wall Street Journal's published Prime Rate, with a floor at 5.5%.

On February 25, 2010, the Company entered into a Modification Agreement with Paragon, with an effective date of February 22, 2010, relating to the Paragon Note, delivered by the Company to Paragon in the maximum principal amount of $2,500,000.  The Modification Agreement (i) extended the maturity date of the Paragon Note from February 11, 2010 to August 11, 2010, and (ii) changed the interest rate from a variable annual rate equal to The Wall Street Journal Prime Rate, with a floor of 5.50%, to a fixed annual rate of 6.50%.   On August 19, 2010, the Paragon Note was further extended to October 10, 2010. Effective January 28, 2010, the expiration date of the standby letter of credit in the amount of $2,500,000 issued by HSBC securing the Paragon Note was extended from February 18, 2010 to October 17, 2010 and the expiration date of the letter of credit was subsequently extended through December 17, 2010.  We are currently finalizing a new credit facility with a New York City based bank that we anticipate will provide approximately $6 million of term loans that will be due eighteen months from the date of the definitive agreements.  The loans would be collateralized by letters of credit provided by UBS and HSBC to the bank on behalf of Atlas. A representative of the bank has informed us that the bank has completed its approval process for the proposed credit facility. The credit facility will be available subject to execution of definitive agreements.

As of September 30, 2010, the Company had $12.2 million aggregate principal amount of convertible secured subordinated notes due November 14, 2013 (the “notes”) outstanding, after the $200,000 reduction of such current outstanding debt on account of the sale-leaseback described in Item 1, Note 4, Commitments and Contingencies. The convertible notes have been sold as follows:

	Through the Quarter ending September 30, 2010
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Original Due Date	Restated due Date
Atlas Capital	November 14, 2007	$2,050,000	8%	11/14/2010	11/14/2013
Crystal Management	November 14, 2007	$500,000	8%	11/14/2010	11/14/2013
William Furr	November 14, 2007	$250,000	8%	11/14/2010	11/14/2013
Blueline Fund	November 14, 2007	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	August 12, 2008	$1,250,000	8%	11/14/2010	11/14/2013
Crystal Management	August 12, 2008	$250,000	8%	11/14/2010	11/14/2013
UBP, Union Bancaire Privee	November 21, 2008	$250,000	8%	11/14/2010	11/14/2013
HSBC Private Bank (Suisse), SA	November 21, 2008	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	January 6, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	February 24, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	April 3, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	June 2, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	July 16, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	August 26, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	September 8, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	October 5, 2009	$250,000	8%	11/14/2010	11/14/2013
UBP, Union Bancaire Privee	October 9, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	November 6, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	December 23, 2009	$750,000	8%	11/14/2010	11/14/2013
Atlas Capital	February 11, 2010	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	April 1, 2010	$350,000	8%	11/14/2013
Atlas Capital	June 2, 2010	$600,000	8%	11/14/2013
Atlas Capital	July 1, 2010	$250,000	8%	11/14/2013
Atlas Capital	August 13, 2010	$100,000	8%	11/14/2013
Atlas Capital	August 30, 2010	$200,000	8%	11/14/2013
Atlas Capital	September 14, 2010	$300,000	8%	11/14/2013
Atlas Capital	September 30, 2010	$300,000	8%	11/14/2013

On August 12, 2008, the Company exercised its option to sell $1.5 million aggregate principal amount of Additional Notes with substantially the same terms and conditions as the Initial Notes sold in November 2007. In connection with the sale of the Additional Notes, the noteholders holding a majority of the aggregate principal amount of the notes then outstanding agreed to increase the aggregate principal amount of notes that they are committed to purchase from $8.5 million to $15.3 million.

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

On March 5, 2010, the Company entered into the Fourth Amendment with the holders of a majority of the aggregate outstanding principal amount of the notes issued by the Company under the Note Purchase Agreement.  The Fourth Amendment extends the original maturity date of the notes from November 14, 2010 to November 14, 2013, and amends the Note Purchase Agreement, the notes and the Registration Rights Agreement, dated November 14, 2007, to reflect this extension

On the earlier of November 14, 2013 or a merger or acquisition or other transaction pursuant to which existing stockholders of the Company hold less than 50% of the surviving entity, or the sale of all or substantially all of the Company’s assets, or similar transaction, or event of default, each noteholder in its sole discretion shall have the option to:

•	convert the principal then outstanding on its notes into shares of the Company’s common stock, or

•	receive immediate repayment in cash of the notes, including any accrued and unpaid interest.

If a noteholder elects to convert its notes under these circumstances, the conversion price for each note will be the lowest “applicable conversion price” determined for all of the notes. The “applicable conversion price” for each note shall be calculated by multiplying 120% by the lowest of:

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

The notes and the common stock into which they may be converted have not been registered under the Securities Act, or the securities laws of any other jurisdiction. As a result, offers and sales of the notes were made pursuant to Regulation D of the Securities Act and only made to accredited investors. The investors in the Initial Notes include (i) The Blueline Fund, which originally recommended Philippe Pouponnot, a former director of the Company, for appointment to the Company’s Board of Directors; (ii) Atlas, an affiliate of the Company that originally recommended Shlomo Elia, one of the Company’s current directors, for appointment to the Board of Directors; (iii) Crystal, which is owned by Doron Roethler, the former Chairman of the Company’s Board of Directors,  who serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of the Company’s directors and executive officers. The noteholders in the additional notes are Atlas and Crystal.

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
Going Concern

Our independent registered public accountants for fiscal 2009 have issued an explanatory paragraph in their report included in our Annual Report on Form 10-K for the year ended December 31, 2009 in which they express substantial doubt as tour ability to continue as an ongoing concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, an ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Recent Developments

For more information on recent developments, see Item 1, Note 7 – “Subsequent Events”.

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

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such, term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2010 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 for a description of material legal proceedings, including the proceedings discussed below.

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

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the "Stipulation") with the lead plaintiff in the pending securities class action. Also included in the settlement are all the current and former officers, directors, shareholders and employees of the Company who had also been named as defendants in the securities class action, as well as Maxim Group. The Stipulation provides for the settlement of the securities class action on the terms described below. The settlement is subject to preliminary and final approval of the United States District Court for the Middle District of North Carolina, which the Company anticipates will occur in the fourth quarter of this year.

The Stipulation provides for the certification of a class consisting of all persons who purchased the Company's publicly-traded securities between May 2, 2005 and September 28, 2007, inclusive. The settlement class will receive total consideration of a cash payment of $350,000 to be made by the Company, a cash payment of $112,500 to be made by Maxim Group, the transfer from Henry Nouri to the class of 25,000 shares of Company common stock and the issuance by the Company to the class of 1,475,000 shares of Company common stock. Under the terms of the Stipulation, counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares on one day or 50,000 shares in 30 calendar days. Subject to the terms of the Stipulation, we paid the lead plaintiff $75,000 on July 14, 2010 and $100,000 on September 15, 2010. In addition, the terms of the stipulation call for the payment of $100,000 on December 14, 2010 and $75,000 on March 14, 2011.

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

The Settlement Agreement is contingent upon Class Action Preliminary Judicial Approval.

Item 1A.         Risk Factors

Other than, with respect to the risk factors described below, there have been no changes in our risk factors for our quarter ended September 30, 2010 from those previously reported in our Quarterly Report on Form 10-Q filed on August 12, 2010.

We previously noted that the Paragon line of credit was set to expire on August 11, 2010.  On August 10, 2010, Paragon Bank extended the maturity date of the Paragon note from August 11, 2010 to October 17, 2010 with the provision that the standby letter of credit in the amount of $2,500,000 securing the Paragon note is also extended to November 17, 2010. We are currently finalizing a new credit facility with a New York City-based bank that we anticipate will provide approximately $6 million of term loans that will be due eighteen months from the date of definitive agreements.  If we are unable to establish this credit facility, we may have difficulty dealing with cash flow activities of daily business operations that will be disruptive to the future success of the business.

Failure to comply with the provisions of our debt financing arrangements could have a material adverse effect on us.

Our revolving line of credit from Paragon is secured by an irrevocable standby letter of credit issued by HSBC with Atlas as account party. Our convertible secured subordinated notes are secured by a first priority lien on all of our unencumbered assets.

We are currently finalizing a new credit facility with a New York City based bank that we anticipate will provide approximately $6 million of term loans, that will be due eighteen-month from the date of the definitive agreements.  The loans would be collateralized by letters of credit provided by UBS and HSBC to the bank on behalf of Atlas Capital.  A representative of the bank has informed us that the bank has completed its approval process for the proposed credit facility.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the first, second and third quarter of fiscal 2010, we did not sell any equity securities that were not registered under the Securities Act, other than the Convertible Notes as described in our Current Reports on Form 8-K filed in connection with such transactions.

There were no repurchases during the third quarter of fiscal 2010 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

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

Smart Online, Inc.

/s/ Dror Zoreff
Dror Zoreff
Date: November 15, 2010	Interim Chief Executive Officer, President and Principal Executive Officer

/s/ Thaddeus J. Shalek
Thaddeus J. Shalek
Chief Financial Officer and
Date: November 15, 2010	Principal Accounting Officer