Form 10-Q/A
period 2009-03-31
SMART ONLINE INC
filed 2010-11-17
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Smart Online, Inc. (the "Company") is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the "Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which was filed with the Securities and Exchange Commission ("SEC") on May 14, 2009 (the "Original Filing" and together with the Form 10-Q/A, the "Form 10-Q") to include restated unaudited consolidated financial statements as described in Note 1 to the unaudited consolidated financial statements.

The Company has previously included the restated information in footnote 13 to the Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission ("SEC") on April 15, 2010.

The Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2008 and unaudited consolidated financial statements as of and for the quarter ended March 31, 2009to include net subscription revenue as compared to gross subscription revenue as presented in the original filings. We typically have a revenue-share arrangement with our marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We accrue any payments received in advance of the subscription period as deferred revenue and amortize them over the subscription period. In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we identified the fact that certain contracts required the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP. On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis. The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change our net income.

In addition to the restatement of subscription revenue, we restated the value of the iMart trade name as of December 31, 2008 because of a recalculation of the net royalty method of valuation. The restatement caused an increase in the amount of loss on impairment of intangible assets for the year ended December 31, 2008 in the amount of $230,000. The restated total loss on impairment of intangible assets is $3,702,141 as compared to the original loss of $3,472,141. The restated loss for the year ended December 31, 2008 decreased the total assets by $230,000 to $2,992,717 and increased the accumulated deficit to $72,908,076 as reflected in the restated Balance Sheet as of December 31, 2008.

This Form 10-Q/A amends Part I of the Company's Original Filing to reflect the restatement of revenue previously reported on a gross basis to a net revenue presentation.  For the convenience of the reader, this Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety. Other than, as described above and as indicated in Note 7, “Subsequent Events”, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company's filings with the Securities and Exchange Commission subsequent to the Original Filing.

SMART ONLINE, INC.

FORM 10-Q/A
For the Quarterly Period Ended March 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

SMART ONLINE, INC.
BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$38,289	$18,602
Accounts receivable, net	134,286	184,930
Note receivable	-	60,000
Prepaid expenses	246,716	289,372
Total current assets	419,291	552,904
Property and equipment, net	316,557	365,993
Capitalized software, net	375,299	261,221
Note receivable, non-current	217,783	372,317
Prepaid expenses, non-current	221,401	258,301
Intangible assets, net	1,044,863	1,180,245
Other assets	2,987	1,736
TOTAL ASSETS	$2,598,181	$2,992,717

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$408,654	$398,237
Notes payable	2,336,210	2,341,177
Deferred revenue	287,692	323,976
Accrued liabilities	675,783	478,917
Total current liabilities	3,708,339	3,542,307
Long-term liabilities:
Notes payable	6,320,038	5,327,211
Deferred revenue	55,686	67,353
Total long-term liabilities	6,375,724	5,394,564
Total liabilities	10,084,063	8,936,871
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,333,122 and 18,333,601 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	18,333	18,334
Additional paid-in capital	66,998,514	66,945,588
Accumulated deficit	(74,502,729)	(72,908,076)
Total stockholders’ deficit	(7,485,882)	(5,944,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,598,181	$2,992,717

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
	(Restated)	(Restated)
REVENUES:
Subscription fees	$241,783	$479,341
Professional service fees	118,773	504,083
License fees	11,250	100,000
Hosting fees	72,211	59,482
Other revenue	37,671	40,759
Total revenues	481,688	1,183,665

COST OF REVENUES	492,601	711,667

GROSS PROFIT	(10,913)	471,998

OPERATING EXPENSES:
Sales and marketing	299,539	431,727
Research and development	276,879	452,124
General and administrative	895,590	1,243,273

Total operating expenses	1,472,008	2,127,124

LOSS FROM OPERATIONS	(1,482,921)	(1,655,126)

OTHER INCOME (EXPENSE):
Interest expense, net	(127,999)	(178,314)
Gain on disposal of assets, net	10,267	2,665
Gain on legal settlements, net	6,000	-
Other expense	-	(108)

Total other expense	(111,732)	(175,757)

NET LOSS	$(1,594,653)	$(1,830,883)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.09)	$(0.10)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and fully diluted	18,333,518	18,201,171

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

Basis of Presentation - The financial statements as of and for the three months ended March 31, 2009 and 2008 included in this Quarterly Report on Form 10-Q/A are unaudited. The balance sheet as of December 31, 2008 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009 (the “2008 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q/A include all normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2009, and its results of operations and cash flows for the three months ended March 31, 2009 and 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.

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

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. The Company typically has a revenue-share arrangement with these marketing partners in order to encourage them to market the Company’s products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. Any payments received in advance of the subscription period are accrued as deferred revenue and amortized over the subscription period. In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we identified the fact that certain contracts required the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP. On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis. The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change our net income.

Because its customers generally do not have the contractual right to take possession of the software it licenses or markets at any time, the Company recognizes revenue on hosting and maintenance fees as the services are provided in accordance with US GAAP pronouncements relating to arrangements for the right to use software stored on another entity’s hardware.

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

Stock-Based Compensation - The  Company adopted US GAAP provisions related to share-based payments which require companies to expense the value of employee stock options, restricted stock, and similar awards and apply to all such securities outstanding and vested,

In computing the impact of stock-based compensation expense, the fair value of each award is estimated on the date of grant based on the Black-Scholes option pricing model utilizing certain assumptions for a risk-free interest rate, volatility, expected remaining lives of the awards, and forfeiture rate. The forfeiture rate is the estimated percentage of equity grants that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates pre-vesting forfeiture rates at the time of grant based on historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates, with the cumulative effect on current and prior periods of such changes recognized in compensation cost in the period of the change. The Company records stock-based compensation expense only for those awards that are expected to vest, amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The assumptions used in calculating the fair value of share-based payment awards, including if the Company’s actual forfeiture rate is materially different from what the Company has recorded in the current period, represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.

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

Net Loss Per   Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of stock options and warrants, totaling 1,913,615 on March 31, 2009, were excluded from the calculation of common equivalent shares, as the impact was anti-dilutive.

Recently Issued Accounting Pronouncements - The current US GAAP pronouncements concerning the life of intangible assets require entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets and also mandates certain related disclosures.

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

Intangible Assets

The following table summarizes information about intangible assets at March 31, 2009:

Asset Category	Value Assigned	Residual Value	Weighted Average Amortization Period (in Years)	Accumulated Amortization	Carrying Value
	(Restated)				(Restated)
Customer bases	$1,944,347	$-	6.2	$1,160,642	$783,705
Acquired technology	501,264	-	3.0	501,264	-
Non-compete agreements	801,785	-	4.0	693,209	108,576
Trademarks and copyrights	52,372	-	9.7	49,790	2,582
Trade name	150,000	N/A	N/A	N/A	150,000
Totals	$3,449,768	$-		$2,404,905	$1,044,863

Intangible assets acquired were valued using the standard of “fair value” defined in US GAAP , as “the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.” Copyrights and trademarks were capitalized using the costs of all legal and application fees incurred.

We restated the value of the iMart trade name as of December 31, 2008, as presented in the Form 10-K filed for the year ended December 31, 2009, because of a recalculation of the net royalty method of valuation. The restatement caused an increase in the amount of loss on impairment of intangible assets for the year ended December 31, 2008 in the amount of $230,000 and resulted in a like reduction of the value of the trade name intangible asset.

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Three Months Ended March 31, 2009
	Revenue Type	Revenues	% of Total Revenues
		(Restated)	(Restated)
Customer A	Subscription fees	$156,700	33%
Customer B	Professional service fees	106,294	22%
Customer C	Subscription fees	125,503	26%
Others	Various	93,191	19%
Total		$481,688	100%

		Three Months Ended March 31, 2008
	Revenue Type	Revenues	% of Total Revenues
		(Restated)	(Restated)
Customer A	Subscription fees	$383,191	32%
Customer C	Subscription fees	361,090	31%
Customer D	Professional service fees	216,283	18%
Others	Various	223,101	19%
Total		$1,183,665	100%

As of March 31, 2009, one customer accounted for 92% of accounts receivable. As of December 31, 2008, one customer accounted for 93% of accounts receivable.

7.          SUBSEQUENT EVENTS

The information for this section has been updated through November 15, 2010.

The Company sold convertible secured subordinated notes as follows:

Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Original Due Date	Restated due Date
Atlas Capital	April 3, 2009	500,000	8%	11/14/2010	11/14/2013
Atlas Capital	June 2, 2009	500,000	8%	11/14/2010	11/14/2013
Atlas Capital	July 16, 2009	250,000	8%	11/14/2010	11/14/2013
Atlas Capital	August 26, 2009	250,000	8%	11/14/2010	11/14/2013
Atlas Capital	September 8, 2009	250,000	8%	11/14/2010	11/14/2013
Atlas Capital	October 5, 2009	250,000	8%	11/14/2010	11/14/2013
UBP, Union Bancaire Privee	October 9, 2009	250,000	8%	11/14/2010	11/14/2013
Atlas Capital	November 6, 2009	500,000	8%	11/14/2010	11/14/2013
Atlas Capital	December 23, 2009	750,000	8%	11/14/2010	11/14/2013
Atlas Capital	February 11, 2010	500,000	8%	11/14/2010	11/14/2013
Atlas Capital	April 1, 2010	350,000	8%	11/14/2013
Atlas Capital	June 2, 2010	600,000	8%	11/14/2013
Atlas Capital	July 1, 2010	250,000	8%	11/14/2013
Atlas Capital	August 13, 2010	100,000	8%	11/14/2013
Atlas Capital	August 30, 2010	200,000	8%	11/14/2013
Atlas Capital	September 14, 2010	300,000	8%	11/14/2013
Atlas Capital	September 30, 2010	300,000	8%	11/14/2013
Atlas Capital	November 9, 2010	300,000	8%	11/14/2013

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

To fill a vacancy in the Board, the members of the Board unanimously appointed Amir Elbaz as a director of the Company, effective January 15, 2010, to serve until his successor is duly elected and qualified.

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

On March 2, 2010, Nottingham Hall LLC, the primary landlord for the office space occupied by the Company under a sublease between our Company and Advantis Real Estate Services Company (Advantis), filed a Complaint in Summary Ejectment against Advantis and our Company. The suit sought to recoup the funds not paid by Advantis over term of the original lease between Nottingham Hall LLC and Advantis in the sum of approximately $121,000. Representatives for Nottingham Hall LLC have indicated that Advantis has defaulted on the terms of the lease and Nottingham Hall pursued our Company for the differential in rent between our prepaid negotiated amount and the total actually due from Advantis.

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

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the "Stipulation") with the lead plaintiff in the pending securities class action. Also included in the settlement are all the current and former officers, directors, shareholders and employees of the Company who had also been named as defendants in the securities class action, as well as Maxim Group. The Stipulation provides for the settlement of the securities class action on the terms described below. The settlement is subject to preliminary and final approval of the United States District Court for the Middle District of North Carolina, which the Company anticipates will occur in the fourth quarter of 2010.

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

Once approved, all claims against the settling defendants will be dismissed with prejudice. The claims of the lead plaintiff against Jesup & Lamont Securities Corp. and the Company’s former independent registered public accounting firm, Sherb & Co., are not being dismissed and will continue. The Stipulation contains no admission of fault or wrongdoing by the Company or the other settling defendants.

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

The Settlement Agreement is contingent upon Class Action Preliminary Judicial Approval.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information set forth in this Quarterly Report on Form 10-Q/A contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part II, Item 1A, “Risk Factors,” for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. We make subscription sales either on a subscription or on a “for fee” basis. Applications for which subscriptions are available vary from our own direct-sale website, OneBiz ®, to the websites of our partners. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We are focusing our efforts on enlisting new channel partners as well as diversifying with vertical intermediaries in various industries.

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

Beginning in May 2008, we determined that it was strategically desirable to develop an industry-standard platform and to enhance our current SaaS applications. A detailed design plan indicated that the product was technologically feasible. In July 2008, we commenced development, and from that point in time, we are capitalizing all related costs in accordance with current US GAAP. Because of our scalable and secure multi-user architecture, we are able to provide all customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions, which enable us to incur relatively low development costs as compared to traditional enterprise software business models. As we complete the core development of our new applications through the first half of 2009, we expect that future research and development expenses will decrease in both absolute and relative dollars as we continue to capitalize costs associated with the new platform, reduce our personnel to a core group focused on enhancements and custom development work for customers, and achieve scalability of our applications through subscription revenue.

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

Stock-Based Expenses – Our operating expenses include stock-based expenses related to options, restricted stock awards, and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. Effective January 1, 2006, we adopted provisions of US GAAP, which resulted and will continue to result in material costs on a prospective basis as long as a significant number of options are outstanding. In June 2007, we limited the issuance of awards under our 2004 Equity Compensation Plan, or the 2004 Plan, to awards of restricted or unrestricted stock. In June 2008, we made options available for grant under the 2004 Plan once again, primarily due to the adverse   tax consequences to recipients of restricted stock upon the lapsing of restrictions.

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

Under the provisions of current US GAAP, we account for consulting, website design fees, and application development services separately from the license of associated software platforms when these services have value to the customer and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, we recognize revenue as the services are rendered for time and material contracts, and when milestones are achieved and accepted by the customer for fixed-price or long-term contracts. The majority of our consulting service contracts are on a time and material basis, and we typically bill our customers monthly based upon standard professional service rates.

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

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We accrue any payments received in advance of the subscription period as deferred revenue and amortize them over the subscription period. In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we identified the fact that certain contracts required the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP. On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis. The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change our net income.
Because our customers generally do not have the contractual right to take possession of the software we license or market at any time, we recognize revenue on hosting and maintenance fees as we provide the services in accordance with current US GAAP provisions relating to arrangements that include the right to use software stored on another entity’s hardware.

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

Results of Operations for the Three Months Ended March 31, 2009 and March 31, 2008

The following table sets forth certain statements of operations data for the periods indicated:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	(Restated)		(Restated)
	Dollars	% of Revenue	Dollars	% of Revenue
Total revenues	$481,688	100.0%	$1,183,665	100.0%
Cost of revenues	492,601	102.2%	711,667	60.1%

Gross profit	$(10,913)	-2.3%	$471,998	39.9%

Operating expenses	1,472,008	305.6%	2,127,124	179.7%

Loss from operations	$(1,482,921)	-307.9%	$(1,655,126)	-139.8%

Other income (expense), net	(111,732)	-23.2%	(175,757)	-14.9%

Net loss	$(1,594,653)	-331.1%	$(1,830,883)	-154.7%

Net loss per common share	$(0.09)		$(0.10)

Revenues

Revenues for the three months ended March 31, 2009 and 2008 comprise the following:

	Three Months Ended March 31,		Change
	(Restated)		(Restated)
	2009	2008	Dollars	Percent
Subscription fees	$241,783	$479,341	$(237,558)	-50%
Professional service fees	118,773	504,083	(385,310)	-76%
License fees	11,250	100,000	(88,750)	-89%
Hosting fees	72,211	59,482	12,729	21%
Other revenue	37,671	40,759	(3,088)	-8%
Total revenues	$481,688	$1,183,665	$(701,977)	-59%

Revenues decreased 59% to $482,000 for the three months ended March 31, 2009 from $1,184,000 for the same period in 2008. Our overall decrease in revenues was driven by substantial declines in subscription fees, professional service fees, and license fees. Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	(Restated)		(Restated)
	2009	2008	Dollars	Percent
Subscription fees	$241,783	$479,341	$(237,558)	-50%
Percent of total revenues	50.2%	40.5%

Revenues from subscription fees decreased 50% to $242,000 for the three months ended March 31, 2009 from $479,000 for the same period in 2008. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution that has resulted in a continuous decline in subscription fees.

Professional Service Fees

Revenues from professional service fees for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)
Professional service fees	$118,773	$504,083	$(385,310)	-76%
Percent of total revenues	24.7%	42.6%

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

License Fees

Revenues from license fees for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)
License fees	$11,250	$100,000	$(88,750)	-89%
Percent of total revenues	2.3%	8.5%

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

Hosting Fees

Revenues from hosting fees for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)
Hosting fees	$72,211	$59,482	$12,729	21%
Percent of total revenues	14.9%	5.0%

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

Other Revenue

Revenues from other sources for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)
Other revenue	$37,671	$40,759	$(3,088)	-8%
Percent of total revenues	7.8%	3.4%

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

Cost of Revenues

Cost of revenues for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)
Cost of revenues	$492,601	$711,667	$(219,066)	-31%
Percent of total revenues	102.3%	60.1%

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

Operating Expenses

Operating expenses for the three months ended March 31, 2009 and 2008 comprise the following:

	Three Months Ended March 31,		Change
	(Restated)		(Restated)
	2009	2008	Dollars	Percent
Sales and marketing	$299,539	$431,727	$(132,188)	-31%
Research and development	276,879	452,124	(175,245)	-39%
General and administrative	895,590	1,243,273	(347,683)	-28%
Total operating expenses	$1,472,008	$2,127,124	$(655,116)	31%

Operating expenses decreased 31% to $1,472,000 for the three months ended March 31, 2009 from $2,127,000 for the same period in 2008. This decrease is the direct result of our concerted efforts during the latter part of 2008 and into 2009 to reduce operating expenses by improving efficiencies and eliminating unnecessary costs. Select items are discussed in detail below.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	(Restated)		(Restated)
	2009	2008	Dollars	Percent
Sales and marketing	$299,539	$431,727	$(132,188)	-31%
Percent of total revenues	62.2%	36.5%

Sales and marketing expenses decreased 31% to $300,000 for the three months ended March 31, 2009 from $432,000 for the same period in 2008. This variance is primarily attributable to reductions of $115,000 associated with revenue-sharing arrangements with our channel partners, $51,000 in commission expense, and $13,000 in travel-related expenses, all due to lower revenue and sales headcount, offset in part by an increase in salaries of $55,000 resulting from the reclassification in the latter part of 2008 of our Chief Operating Officer’s salary from general and administrative expense in the first quarter of 2008 to sales and marketing expense upon his appointment to Vice President, Sales and Marketing.

Research and Development

Research and development expenses for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)
Research and development	$276,879	$452,124	$(175,245)	-39%
Percent of total revenues	57.5%	38.2%

Research and development expenses decreased 39% to $277,000 for the three months ended March 31, 2009 from $452,000 for the same period in 2008. This decrease is primarily attributable to $170,000 in outside contractor fees incurred during the first quarter of 2008 as we worked on enhancing our business tools and applications that were not incurred in the first quarter of 2009.

General and Administrative

General and administrative expenses for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)
General and administrative	$895,590	$1,243,273	$(347,683)	-28%
Percent of total revenues	186.0%	105.0%

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

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)
Interest expense, net	$127,999	$178,314	$(50,315)	-28%
Percent of total revenues	26.6%	15.1%

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

Recent Developments

For more information on recent developments, see Item 1, Note 7 – “Subsequent Events”, which is incorporated herein by reference

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                 Controls and Procedures

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rules 13a-15(b) or 15d-15(b) in connection with this Quarterly Report on Form 10-Q/A, our management, with the participation of our interim Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.  Based on the evaluation of our disclosure controls and procedures, our interim Chief Executive Officer and interim Chief Financial Officer concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below, which required us to restate our unaudited financial statements at and for the period ended March 31, 2009.

•
Review of our revenue recognition procedures caused the financial statements to be restated to include net subscription revenue as compared to the gross subscription revenue as presented in prior filings for 2009 and 2008. In the past we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting procedures we identified the fact that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP. As a result of our review for the fourth quarter of 2009, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis. The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change the net income.

•
Review of our intangible asset values caused the financial statements to be restated. The value of the iMart trade name as of December 31, 2008 was restated because of a recalculation of the net royalty method of valuation.

Since our evaluation of the above, we performed additional analysis and other post closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMART ONLINE, INC.

	By:	/s/ Dror Zoreff
November 16,2010		Dror Zoreff
Principal Executive Officer

	By:	/s/ Thaddeus J. Shalek
November 16, 2010		Thaddeus J. Shalek
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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