Form 10-Q/A
period 2009-06-30
SMART ONLINE INC
filed 2010-11-17
CIK 1113513

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

EXPLANATORY NOTE

        Smart Online, Inc. (the "Company") is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the "Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which was filed with the Securities and Exchange Commission ("SEC") on August 12, 2009 (the "Original Filing" and together with the Form 10-Q/A, the "Form 10-Q") to include restated unaudited consolidated financial statements as described in Note 1 to the unaudited consolidated financial statements.

        The Company has previously included the restated information in footnote 13 to the Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission ("SEC") on April 15, 2010.

The Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2008 and unaudited consolidated financial statements as of and for the quarters ended June 30, 2009 to include net subscription revenue as compared to gross subscription revenue as presented in the original filings. We typically have a revenue-share arrangement with our marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We accrue any payments received in advance of the subscription period as deferred revenue and amortize them over the subscription period. In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we identified the fact that certain contracts required the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP. On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis. The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change our net income.

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

SMART ONLINE, INC.

FORM 10-Q/A
For the Quarterly Period Ended June 30, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

 Item 1.              Financial Statements

SMART ONLINE, INC.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$32,712	$18,602
Accounts Receivable, Net	27,842	184,930
Note Receivable	-	60,000
Prepaid Expenses	230,377	289,372
Total current assets	290,931	552,904
Property and equipment, net	287,703	365,993
Capitalized software, net	474,044	261,221
Note Receivable, non-current	-	372,317
Prepaid expenses, non-current	184,500	258,301
Intangible assets, net	471,252	1,180,245
Other assets	2,088	1,736
TOTAL ASSETS	$1,710,518	$2,992,717
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$868,582	$398,237
Notes payable (See Note 3)	1,922,291	2,341,177
Deferred revenue (See Note 2)	252,816	323,976
Accrued liabilities (See Note 2)	495,683	478,917
Total current liabilities	3,539,372	3,542,307
Long-term liabilities:
Long-term portion of notes payable (See Note 3)	7,312,609	5,327,211
Deferred revenue (See Note 2)	49,992	67,353
Total long-term liabilities	7,362,601	5,394,564
Total liabilities	10,901,973	8,936,871
Commitments and contingencies (See Note 7)
Stockholders' equity (deficit):
Preferred stock, 0.001 par value, 5,000,000 shares authorozed, no shares issued and outstanding at June 30, 2009 and December 31, 2008
Common Stock, $.001 par value, 45,000,000 shares authorized, 18,332,543 and 18,333,601 shares Issued and Outstanding at June 30, 2009 and December 31, 2008 respectively.	18,333	18,334
Additional paid-in capital	67,026,977	66,945,588
Accumulated deficit	(76,236,765)	(72,908,076)
Total Stockholders’ Equity (Deficit)	(9,191,455)	(5,944,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,710,518	$2,992,717

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Restated)	(Restated	(Restated)	(Restated)
REVENUES:	(Re
Subscription fees	$209,819	$464,456	$451,603	$943,797
Professional service fees	79,726	932,444	198,499	1,436,527
License fees	11,250	3,750	22,500	103,750
Hosting fees	33,045	36,196	105,255	95,678
Other revenue	36,806	36,173	74,477	76,932
Total revenues	370,646	1,473,019	852,334	2,656,684

COST OF REVENUES	202,333	647,528	694,934	1,359,195

GROSS PROFIT	168,313	852,491	157,400	1,297,489

OPERATING EXPENSES:
General and administrative	862,050	1,002,080	1,757,640	2,245,353
Sales and marketing	216,779	489,651	516,321	921,378
Research and development	226,950	458,409	503,826	910,533
(Gain )loss on impairment of assets, net	438,228	-	438,228	-

Total operating expenses	1,744,007	1,950,140	3,216,015	4.077,264

LOSS FROM OPERATIONS	(1,575,694)	(1,124,649)	(3,058,615)	(2,779,775)

OTHER INCOME (EXPENSE):
Interest expense, net	(158,343)	(190,922)	(286,342)	(369,236)
Gain on legal settlements, net	-	-	6,000	-
Other Income	-	13,512	10,267	16,069
Total other expense	(158,343)	(177,410)	(270,075)	(353,167)

NET LOSS	$(1,734,037)	$(1,302,059)	$(3,328,690)	$(3,132,942)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.09)	$(0.08)	$(0.18)	$(0.19)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and fully diluted	18,332,765	17,252,639	18,333,140	16,728,010

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,734,037)	$(1,302,059)	$(3,328,690)	$(3,132,942)
Adjustments to reconcile let loss to net cash used in operating activities:
Depreciation and amortization	164,237	207,893	328,525	415,523
Amortization of deferred financing costs	-	112,971	-	225,942
Bad debt expense	197,929	9,532	421,922	45,000
Stock-based compensation expense	29,339	89,645	82,483	260,144
Loss on impairment of intangible assets	438,228	-	438,228	-
Gain on disposal of assets	-	-	(10,267)	(2,665)
Changes in assets and liabilities:
Accounts receivable	129,548	(474,056)	173,983	(452,207)
Notes receivable	(1,417,331)	-	(1,420,581)	-
Costs in excess of billings	-	(60,437)	-	(60,437)
Prepaid expenses	53,240	2,645	132,796	(38,113)
Other assets	900	10,560	(351)	25,560
Deferred revenue	(40,571)	85,014	(88,522)	(4,262)
Accounts payable	1,874,010	(65,938)	1,884,427	(150,363)
Accrued and other expenses	(180,976)	(112,874)	15,672	28,517
Net cash used in operating activities	(485,484)	(1,497,104)	(1,370,375)	(2,840,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	-	(52,363)	(14,565)	(61,800)
Capitalized software	(98,745)	-	(212,824)	-
Proceeds from sale of furniture and equipment	-	-	45,361	12,500
Net Cash used in Investing Activities	(98,745)	(52,363)	(182,028)	(49,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(1,797,216)	(2,461)	(3,734,867)	(2,284,526)
Debt borrowings	2,375,868	1,383,215	5,301,379	1,883,215
Net cash provided by (used in) financing activities	578,652	1,380,754	1,566,512	(401,311)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,577)	(168,713)	14,110	(3,290,914)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	38,289	351,758	18,602	3,473,959
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,712	$183,045	$32,712	$183,045

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$46,068	$190,215	$173,818	$383,064
Taxes	$-	$17,350	$10	$35,370
Supplemental schedule of non-cash financing activities:
Conversion of debt to equity	$-	$-	$-	$228,546

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

Basis of Presentation - The financial statements as of and for the three and six months ended June 30, 2009 and 2008 included in this Quarterly Report on Form 10-Q/A are unaudited. The balance sheet as of December 31, 2008 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009 (the “2008 Annual Report”).

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

Because its customers generally do not have the contractual right to take possession of the software it licenses or markets at any time, the Company recognizes revenue on hosting and maintenance fees as the services are provided in accordance with US GAAP provisions relating to the right to use software stored on another entity’s hardware.

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

Stock-Based Compensation -  The Company adopted US GAAP provisions related to share-based payments which require companies to expense the value of employee stock options, restricted stock, and similar awards and apply to all such securities outstanding and vested.  Total stock-based compensation expense recognized under US GAAP provisions during the three and six months ended June 30, 2009 was approximately $29,339 and $82,483 respectively of which $20,937 and $47,499 related to the issuance of restricted stock and $8,402 and $34,984 was expense associated with stock options for the respective three and six month period. Total stock-based compensation expense during the three and six months ended June 30, 2008 was approximately $89,645 and $260,144 respectively, of which $62,703 and $184,940 related to the issuance of restricted stock and $26,942 and $75,204 was expense associated with stock options for the respective periods. No stock-based compensation was capitalized in the financial statements.

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

Net Loss Per   Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of stock options and warrants, totaling 1,796,535 and 1,704,500 on June 30, 2009 and 2008, respectively, were excluded from the calculation of common equivalent shares, as the impact was anti-dilutive.

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

Intangible Assets

The following table summarizes information about intangible assets at June 30, 2009:

Asset Category	Value Assigned	Residual Value	Weighted Average Amortization Period (in Years)	Accumulated Amortization	Carrying Value
Customer base	$1,012,421	$-	6.2	$750,845	$261,576
Acquired technology	501,264	-	3.0	501,264	-
Non-compete agreements	801,785	-	4.0	743,322	58,463
Trademarks and copyrights	52,372	-	9.7	51,159	1,213
Trade name	150,000	N/A	N/A	N/A	150,000
Totals	$2,517,842	$-		$2,046,590	$471,252

Intangible assets acquired were valued using the standard of “fair value” defined in SFAS No. 141, Business Combinations , as “the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.” Copyrights and trademarks were capitalized using the costs of all legal and application fees incurred.

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Three Months Ended June 30, 2009
	Revenue Type	Revenues	% of Total Revenues
		(Restated)	(Restated)
Customer A	Subscription fees	$109,521	30%
Customer B	Professional service fees	73,049	20%
Customer C	Subscription fees	92,216	25%
Others	Various	95,860	25%
Total		$370,646	100%

		Three Months Ended June 30, 2008
	Revenue Type	Revenues	% of Total Revenues
		(Restated)	(Restated)
Customer B	Professional service fees	401,805	27%
Customer C	Subscription fees	307,913	21%
Customer D	Professional service fees	182,068	12%
Customer E	Professional service fees	348,750	24
Others	Various	232,483	16%
Total		$1,473,019	100%

		Six Months Ended June 30, 2009
	Revenue Type	Revenues	% of Total Revenues
		(Restated)	(Restated)
Customer A	Subscription fees	$215,815	25%
Customer B	Professional service fees	229,749	27%
Customer C	Subscription fees	217,719	26%
Others	Various	189,051	22%
Total		$852,334	100%

		Six Months Ended June 30, 2008
	Revenue Type	Revenues	% of Total Revenues
		(Restated)	(Restated)
Customer B	Professional service fees	784,996	30%
Customer C	Subscription fees	669,003	26%
Customer D	Professional service fees	398,351	15%
Customer E	Professional service fees	348,750	13%
Others	Various	455,584	16%
Total		$2,656,684	100%

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

In the second half of 2007, we commenced an overall evaluation of our business model as well as our current technologies, the outcome of which was our decision to develop a core industry-standard platform for small business with an architecture designed to integrate with a virtually unlimited number of other applications, services, and existing infrastructures. These applications would include not only our own small-business applications, which we are currently optimizing, but also other applications we expect to arise from collaborative partnerships with third-party developers and service providers. In addition, we identified emerging-market opportunities in the small-business segment to leverage social networking and community building. We are currently refining and integrating these capabilities into the core platform in an effort to meet any anticipated customer need. We believe that, but cannot assure this platform and associated applications will provide opportunities for new sources of revenue, including an increase in our subscription fees. As we near completion of the development of our industry-standard platform, as evidenced by the release of OneBiz™ 1.1, we have begun increasing our focus on the sales and marketing of the new platform.

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

Operating Expenses

On July 14, 2009, we launched our new industry-standard platform (OneBiz™ 1.1) that contains relevant applications targeted to small businesses, and we are devoting resources to the sale and marketing of these SaaS based applications through both channel partners and direct sales efforts.  Additionally, we have placed renewed emphasis on marketing our consulting and software development capabilities (iMart) to support companies who require sophisticated and complex e-commerce websites.

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

Stock-Based Expenses – Our operating expenses include stock-based expenses related to options, restricted stock awards, and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. Effective January 1, 2006, we adopted provisions of US GAAP which resulted and will continue to result in material costs on a prospective basis as long as a significant number of options are outstanding. In June 2007, we limited the issuance of awards under our 2004 Equity Compensation Plan, or the 2004 Plan, to awards of restricted or unrestricted stock. In June 2008, we made options available for grant under the 2004 Plan once again, primarily due to the adverse   tax consequences to recipients of restricted stock upon the lapsing of restrictions.

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

Under the provisions of US GAAP regarding revenue arrangements with multiple deliverables, we account for consulting, website design fees, and application development services separately from the license of associated software platforms when these services have value to the customer and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, we recognize revenue as the services are rendered for time and material contracts, and when milestones are achieved and accepted by the customer for fixed-price or long-term contracts. The majority of our consulting service contracts are on a time and material basis, and we typically bill our customers monthly based upon standard professional service rates.

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

Results of Operations for the Three Months Ended June 30, 2009 and June 30, 2008

The following table sets forth certain statements of operations data for the periods indicated:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Dollars	% of Revenue	Dollars	% of Revenue
	(Restated)	(Restated)	(Restated)	(Restated)
Total revenues	$370,646	100.0%	$1,473,019	100.0%
Cost of revenues	202,333	54.6%	647,528	44.0%

Gross profit	$168,313	45.4%	$852,491	56.0%

Operating expenses	1,744,007	470.5%	1,950,140	132.4%

Loss from operations	$(1,575,694)	-425.1%	$(1,124,649)	-76.4%

Other income (expense), net	(158,343)	-42.7%	(177,410)	-12.0%

Net loss	$(1,734,037)	-467.8%	$(1,302,059)	-88.4%

Net loss per common share	$(0.07)		$(0.07)

Revenues

Revenues for the three months ended June 30, 2009 and 2008 comprise the following:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Subscription fees	$209,819	$464,456	$(254,637)	-54.8%
Professional service fees	79,726	932,444	(852,718)	-91.4%
License fees	11,250	3,750	7,500	200.0%
Hosting fees	33,045	36,196	(3,151)	-8.7%
Other revenue	36,806	36,173	633	1.7%
Total revenues	$370,646	$1,473,019	$(1,102,373)	-74.8%

Revenues decreased 74.8% to $370,646 for the three months ended June 30, 2009 from $1,473,019 for the same period in 2008. Our overall decrease in revenues was driven by substantial declines in subscription fees, professional service fees, and license fees. Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Subscription fees	$209,819	$464,456	$(254,637)	-54.8%
Percent of total revenues	56.6%	31.5%

Revenues from subscription fees decreased 54.8% to $209,819 for the three months ended June 30, 2009 from $464,456 for the same period in 2008. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution that has resulted in a continuous decline in subscription fees.

Professional Service Fees

Revenues from professional service fees for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Professional service fees	$79,726	$932,444	$(852,718)	-91.4%
Percent of total revenues	21.5%	63.3%

Revenues from professional service fees decreased 91% to $79,726 for the three months ended June 30, 2009 from $932,444 for the same period in 2008. This decrease is primarily due to a significant decline in web consulting services provided to customers during the second quarter of 2009.

License Fees

Revenues from license fees for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
License fees	$11,250	$3,750	$7,500	200.0%
Percent of total revenues	3.0%	.2%

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

Hosting Fees

Revenues from hosting fees for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Hosting fees	$33,045	$36,196	$-3,151	-8.7%
Percent of total revenues	8.9%	2.5%

Revenues from hosting fees decreased 8.7% to $33,045 for the three months ended June 30, 2009 from $36,196 for the same period in 2008. This decrease is due to the reduction of services provided to clients.

Other Revenue

Revenues from other sources for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Other revenue	$36,806	$36,173	$633	1.7%
Percent of total revenues	9.9%	2.5%

Revenues from non-core activities increased 1.7% to $36,806 for the three months ended June 30, 2009 from $36,173 for the same period in 2008. We expect these revenue streams to continue to be insignificant in the future as we focus on the growth of our subscription fees revenue.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Cost of revenues	$202,333	$647,528	$(445,195)	-68.8%
Percent of total revenues	54.6%	44.0%

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

Operating Expenses

Operating expenses for the three months ended June 30, 2009 and 2008 comprise the following:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Sales and marketing	$216,779	$489,651	$(272,872)	-55.7%
Research and development	226,950	458,409	(231,459)	-50.5%
General and administrative	862,050	1,002,080	(140,030)	-13.9%
Gain (loss) on impairment of assets, net	438,228	-	(438,228)	100%
Total operating expenses	$1,744,007	$1,950,140	$(206,133)	-10.6%

Operating expenses decreased 10.6% to $1,744,007 for the three months ended June 30, 2009 from $1,950,140 for the same period in 2008. This decrease is the direct result of our concerted efforts during the latter part of 2008 and into 2009 to reduce operating expenses by improving efficiencies and eliminating unnecessary costs offset by the recognition of loss on the reevaluation of an intangible asset. Select items are discussed in detail below.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Sales and marketing	$216,779	$489,651	$(272,872)	-55.7%
Percent of total revenues	58.5%	33.2%

Sales and marketing expenses decreased 55.7% to $216,779 for the three months ended June 30, 2009 from $489,651 for the same period in 2008. This variance is primarily attributable to reductions associated with revenue-sharing arrangements with our channel partners.

Research and Development

Research and development expenses for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Research and development	$226,950	$458,409	$(231,459)	-50.5%
Percent of total revenues	61.2%	31.1%

Research and development expenses decreased 51% to $226,950 for the three months ended June 30, 2009 from $458,409 for the same period in 2008. This decrease is primarily attributable to a reduction in outside contractor fees incurred during the first quarter of 2008 as we worked on enhancing our business tools and applications that were not incurred in the first quarter of 2009.

General and Administrative

General and administrative expenses for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
General and administrative	$862,050	$1,002,080	$(140,030)	-13.9%
Percent of total revenues	232.6%	68.0%

General and administrative expenses decreased 14% to $862,050 for the three months ended June 30, 2009 from $1,002,080 for the same period in 2008. This decrease is primarily attributable to reductions in personnel costs of $97,000; and $67,000 stock-based compensation expense resulting from employee turnover and a decrease in new equity grants; and $35,000 in rent due to closing of Michigan operations; and $30,000 in management consulting expenses; and $29,000 reduction in outside accounting and audit fees; $49,000 reduction in the amount of amortization of intangible costs. These decreases were offset in part by a net increase of $189,000 in bad debt expense on trade accounts and notes receivable.

Gain (loss) on disposal of assets, net

Gain (loss) on disposal of assets, net for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Gain (loss) on impairment of assets, net	$(438,228)	$-	$(438,226)	-100%
Percent of total revenues	-118.2%	-%

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

Interest Expense, Net

Interest expense, net of interest income, for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Interest expense, net	$158,343	$190,922	$(32,579)	-17.0%
Percent of total revenues	42.7%	12.9%

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

Results of Operations for the Six Months Ended June 30, 2009 and June 30, 2008

The following table sets forth certain statements of operations data for the periods indicated:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Dollars	% of Revenue	Dollars	% of Revenue
	(Restated)	(Restated)	(Restated)	(Restated)
Total revenues	$852,334	100.0%	$2,656,684	100.0%
Cost of revenues	694,934	81.5%	1,359,195	51.2%

Gross profit	$157,400	18.5%	$1,297,489	48.8%

Operating expenses	3,216,015	377.3%	4,077,264	153.5%

Loss from operations	$(3,058,615)	-358.8%	$(2,779,775)	-104.7%

Other income (expense), net	(270,075)	-31.7%	(353,167)	-13.3%

Net loss	$(3,328,690)	-390.5%	$(3,132,942)	-118.0%

Net loss per common share	$(0.17)		$(0.15)

Revenues

Revenues for the six months ended June 30, 2009 and 2008 comprise the following:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Subscription fees	$451,603	$943,797	$(492,194)	-52.2%
Professional service fees	198,499	1,436,527	(1,238,028)	-86.2%
License fees	22,500	103,750	(81,250)	-78.3%
Hosting fees	105,255	95,678	9,577	10.0%
Other revenue	74,477	76,932	(2,455)	-3.2%
Total revenues	$852,334	$2,656,684	$(1,804,350)	-67.9%

Revenues decreased 67.9% to $852,334 for the six months ended June 30, 2009 from $2,656,684 for the same period in 2008. Our overall decrease in revenues was driven by substantial declines in subscription fees, professional service fees, and license fees. Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Subscription fees	$451,603	$943,797	$(492,194)	-52.2%
Percent of total revenues	52.9%	35.5%

Revenues from subscription fees decreased 52.2% to $451,603 for the six months ended June 30, 2009 from $943,797 for the same period in 2008. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution that has resulted in a continuous decline in subscription fees.

Professional Service Fees

Revenues from professional service fees for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Professional service fees	$198,499	$1,436,527	$(1,238,028)	-86.2%
Percent of total revenues	23.3%	54.1%

Revenues from professional service fees decreased 86.2% to $198,499 for the six months ended June 30, 2009 from $1,436,527 for the same period in 2008. This decrease is primarily due to a significant decline in web consulting services provided to customers during the second quarter of 2009.

License Fees

Revenues from license fees for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
License fees	$22,500	$103,750	$(81,250)	-78.3%
Percent of total revenues	2.6%	3.99%

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

Hosting Fees

Revenues from hosting fees for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Hosting fees	$105,225	$95,678	$9,577	10.0%
Percent of total revenues	12.4%	3.6%

Revenues from hosting fees increased 10% to $105,255 for the six months ended June 30, 2009 from $95,678 for the same period in 2008. This increase is due to the additional customer traffic for clients.

Other Revenue

Revenues from other sources for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Other revenue	$74,477	$76,932	$(2,455)	-3.2%
Percent of total revenues	8.7%	2.9%

Revenues from non-core activities decreased 3.2% to $74,477 for the six months ended June 30, 2009 from $76,932 for the same period in 2008. We expect these revenue streams to continue to be insignificant in the future as we focus on the growth of our subscription fees revenue.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Cost of revenues	$694,934	$1,359,195	$(664,261)	-48.9%
Percent of total revenues	81.5%	51.2%

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

Operating Expenses

Operating expenses for the six months ended June 30, 2009 and 2008 comprise the following:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Sales and marketing	$516,321	$921,378	$(405,057)	-43.9%
Research and development	503,826	910,533	(406,707)	-44.7%
General and administrative	1,757,640	2,245,353	(487,713)	-21.7%
Gain (loss) on impairment of assets, net	438,228	-	438,228	-100
Total operating expenses	$3,216,015	$4,077,264	$(861,249)	-21.1%

Operating expenses decreased 21.1% to $3,216,015 for the six months ended June 30, 2009 from $4,077,264 for the same period in 2008. This decrease is the direct result of our concerted efforts during the latter part of 2008 and into 2009 to reduce operating expenses by improving efficiencies and eliminating unnecessary costs offset by the recognition of loss on the reevaluation of an intangible asset. Select items are discussed in detail below.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Sales and marketing	$516,321	$921,378	$(405,057)	-44.0%
Percent of total revenues	60.6%	34.7%

Sales and marketing expenses decreased 44% to $516,321 for the six months ended June 30, 2009 from $921,378 for the same period in 2008. This variance is primarily attributable to reductions associated with revenue-sharing arrangements with our channel partners.

Research and Development

Research and development expenses for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Research and development	$503,826	$910,533	$(406,707)	-44.7%
Percent of total revenues	59.1%	34.3%

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

General and Administrative

General and administrative expenses for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
General and administrative	$1,757,640	$2,245,353	$(487,713)	-21.7%
Percent of total revenues	206.2%	84.5%

General and administrative expenses decreased 22% to $1,757,640 for the six months ended June 30, 2009 from $2,245,353 for the same period in 2008. This decrease is primarily attributable to reductions in personnel costs of $498,000; and $35,000 stock-based compensation expense resulting from employee turnover and a decrease in new equity grants; and $69,000 in rent due to closing of Michigan operations; and $30,000 in management consulting expenses; and $101,000 reduction in outside accounting and audit fees; $98,000 reduction in the amount of amortization of intangible costs. These decreases were offset in part by a net increase of $377,000 in bad debt expense on trade accounts and notes receivable.

Gain (loss) on disposal of assets, net

Gain (loss) on impairment of assets, net for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Gain (loss) on impairment of assets, net	$(438,228)	$-	$(438,228)	-100%
Percent of total revenues	-51.4%	-%

  (Loss) on disposal of assets, net  increased by 100% due to the reevaluation of certain intangibles assets as of June 30, 2009 and the determination that the intangible asset no longer had any remaining value.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2009 and 2008 comprise the following:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Interest expense, net	$(286,342)	$(369,236)	$82,894	-22.5%

Gain on legal settlements, net	6,000	-	6,000	100%
Other income (expense)	10,267	16,069	5,802	-36.1%
Total other expense	$(270,075)	$(353,167)	$83,092	-23.5%

Net other expense decreased 24% to $270,075 for the six months ended June 30, 2009 from $353,167 for the same period in 2008. This net decrease was primarily attributable to the net reduction in interest expense for the six months ending June 30, 2009.

Interest Expense, Net

Interest expense, net of interest income, for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
	(Restated)	(Restated)	(Restated)	(Restated)
Interest expense, net	$286,342	$369,236	$(82,894)	-23%
Percent of total revenues	33.6%	13.9%

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

As of August 10, 2009, our principal sources of liquidity were cash and cash equivalents totaling approximately $48,000 and accounts receivable of approximately $18,000. In addition, we had drawn approximately $2,160,000 on the Paragon line of credit, leaving approximately $310,000 available under the line of credit for operations. As of August 10, 2009, we also have a commitment from our convertible secured subordinated noteholders to purchase up to an additional $7.75 million in convertible notes upon approval and call by our Board of Directors.

Cash Flows

During the six months ended June 30, 2009, our working capital deficit increased by approximately $259,000 to $3,248,000 from a working capital deficit of $2,989,000 at December 31, 2008. As described more fully below, the working capital deficit at June 30, 2009 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.

Cash Flows from Operating Activities

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Net cash used in operating activities	$1,370,375	$2,840,303	$(1,469,928)	-59%

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

Net cash used in investing activities increased 269.6% to $182,028 for the six months ended June 30, 2009 from $49,300 for the same period in 2008. This net use of cash is attributable to the capitalization of software costs related to our new industry-standard platform that we commenced in the latter part of 2008, offset in part by proceeds from the sale of equipment to a customer.

Cash Flows from Financing Activities

	Six Months Ended June 30,		Change
	2009	2008	Dollars	Percent
Net cash provided by (used in) financing activities	$1,566,512	$(401,311)	$1,967,823	490%

Net cash provided by financing activities increased 490% to $1,566,512 for the six months ended June 30, 2009 from net cash used in financing activities of $401,311 for the same period in 2008. This net source of cash is primarily due to net debt borrowings in the first and second quarters of 2009 versus the repayment of the Wachovia line of credit in the first quarter of 2008, as described below.

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

On July 16, 2009, the Company sold a $250,000 principal amount note to a current shareholder with substantially the same terms and conditions as the previously outstanding notes.

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

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional convertible secured subordinated notes, and bank lines of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit, and additional issuances of notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget that is approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and could require additional covenants and operating restrictions.  In addition, existing indemnification obligations in favor of certain former officer and employees will put further strain on the cash flow of the Company (see item 4 Legal Proceedings.)

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

Recent Developments

For more information on recent developments, see Item 1, Note 7 – “Subsequent Events”, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rules 13a-15(b) or 15d-15(b) in connection with this Quarterly Report on Form 10-Q/A, our management, with the participation of our interim Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.  Based on the evaluation of our disclosure controls and procedures, our interim Chief Executive Officer and interim Chief Financial Officer concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below, which required us to restate our unaudited financial statements at and for the period ended June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As reported in a Form 8-K filed by the Company on June 12, 2009, the Annual Meeting of Stockholders of the Company was convened as scheduled on June 16, 2009, and then immediately adjourned and held on July 15, 2009. The annual meeting was held for the purposes of electing directors to serve until the next annual meeting of stockholders or until their successors are appointed and qualified. As reported in the reports on Form 8-K filed by the Company on May 22, 2009 and June 12, 2009, two of the director nominees named in the Company ’ s April 30, 2009 proxy statement has resigned as directors prior to the Annual Meeting, and were not candidates for re-election.

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