Form 10-Q/A
period 2009-09-30
SMART ONLINE INC
filed 2010-11-17
CIK 1113513

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

EXPLANATORY NOTE

        Smart Online, Inc. (the "Company") is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the "Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which was filed with the Securities and Exchange Commission ("SEC") on November 16, 2009 (the "Original Filing" and together with the Form 10-Q/A, the "Form 10-Q") to include restated unaudited consolidated financial statements as described in Note 1 to the unaudited consolidated financial statements.

        The Company has previously included the restated information in footnote 13 to the Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission ("SEC") on April 15, 2010.

        The Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2008 and unaudited consolidated financial statements as of and for the quarter ended September 30, 2009 to include net subscription revenue as compared to gross subscription revenue as presented in the original filings.  We typically have a revenue-share arrangement with our marketing partners in order to encourage them to market our products and services to their customers.  Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user.  We accrue any payments received in advance of the subscription period as deferred revenue and amortize them over the subscription period.  In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we identified the fact that certain contracts required the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP.  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.  The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change our net income.

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

SMART ONLINE, INC.

FORM 10-Q/A
For the Quarterly Period Ended September 30, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
SMART ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)	(Restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$18,749	$18,602
Accounts Receivable, Net	10,510	184,930
Note Receivable	-	60,000
Prepaid Expenses	274,069	289,372
Total current assets	303,328	552,904
Property and equipment, net	267,716	365,993
Capitalized software, net	468,056	261,221
Note Receivable, non-current	-	372,317
Prepaid expenses, non-current	147,600	258,301
Intangible assets, net	599,309	1,180,245
Other assets	2,087	1,736
TOTAL ASSETS	$1,788,096	$2,992,717
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$752,337	$398,237
Notes payable (See Note 3)	2,504,850	2,341,177
Deferred revenue (See Note 2)	166,142	323,976
Accrued liabilities (See Note 2)	2,107,751	478,917
Total current liabilities	5,531,080	3,542,307
Long-term liabilities:
Long-term portion of notes payable (See Note 3)	8,042,838	5,327,211
Deferred revenue (See Note 2)	37,018	67,353
Total long-term liabilities	8,079,856	5,394,564
Total liabilities	13,610,936	8,936,871
Commitments and contingencies (See Note 4)
Stockholders' equity (deficit):
Preferred stock, 0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008
Common Stock, $.001 par value, 45,000,000 shares authorized,
18,332,542 and 18,333,601 shares Issued and Outstanding at
September 30, 2009 and December 31, 2008 respectively.	18,333	18,334
Additional paid-in capital	67,032,729	66,945,588
Accumulated deficit	(78,873,902)	(72,908,076)
Total Stockholders’ Deficit	(11,822,840)	(5,944,154)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,788,096	$2,992,717

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES:
Subscription fees	$159,149	$364,136	$610,751	$1,307,934
Professional service fees	63,200	574,970	261,699	2,011,497
License fees	11,250	291,250	33,750	395,000
Hosting fees	33,751	70,856	139,007	166,534
Other revenue	26,300	31,501	100,777	108,432
Total revenues	293,650	1,332,713	1,145,984	3,989,397

COST OF REVENUES	430,967	409,414	1,125,901	1,768,609

GROSS PROFIT	(137,317)	923,299	20,083	2,220,788

OPERATING EXPENSES:
General and administrative	2,355,353	1,115,398	4,112,993	3,456,054
Sales and marketing	180,759	454,625	707,289	1,280,700
Research and development	36,406	887,657	540,232	1,798,190
Loss on Impairment	-	-	438,286	-
(Gain) loss on disposal of assets, net	(12,307)	-	(22,574)	-

Total operating expenses	2,560,211	2,457,680	5,776,226	6,534,944

LOSS FROM OPERATIONS	(2,697,528)	(1,534,381)	(5,756,143)	(4,314,156)

OTHER INCOME (EXPENSE):
Interest expense, net	(169,609)	(150,510)	(455,951)	(519,746)
Gain on legal settlements, net	-	291,407	6,000	291,408
Other Income	-	1,065	10,267	17,133
Total other expense	(169,609)	141,962	(439,684)	(211,205)

NET LOSS	$(2,867,137)	$(1,392,419)	$(6,195,827)	$(4,525,361)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.16)	$(0.08)	$(0.34)	$(0.25)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and fully diluted	18,332,542	18,378,940	18,332,653	18,282,180

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,195,827)	$(4,525,361)
Adjustments to reconcile let loss to net cash used in operating activities:
Depreciation and amortization	462,761	638,930
Amortization of deferred financing costs	-	301,249
Bad debt expense	2,207,685	266,875
Stock-based compensation expense	88,235	341,722
Loss on impairment of intangible assets	438,228	-
Gain on disposal of assets	(22,574)	(3,729)
Changes in assets and liabilities:
Accounts receivable	213,010	(120,108)
Notes receivable	(3,228,038)	(148,236)
Costs in excess of billings	-	-
Prepaid expenses	126,005	(544,297)
Other assets	(352)	36,660
Deferred revenue	(188,170)	(330,686)
Accounts payable	1,768,181	10,836
Accrued and other expenses	1,627,739	96,189
Net cash used in operating activities	(2,703,117)	(3,979,956)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(14,565)	(293,656)
Capitalized software	(206,835)	(120,191)
Proceeds from sale of furniture and equipment	45,362	13,564
Net Cash used in Investing Activities	(176,038)	(400,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(5,068,063)	(5,022,392)
Debt borrowings	7,947,365	5,861,924
Issuance of common Stock	-	97,500
Net cash provided by financing activities	2,879,302	937,032
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	147	(3,443,209)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	18,602	3,473,959
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,749	$30,750

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$461,360	$243,168
Taxes	$10	$38,905
Supplemental schedule of non-cash financing activities:
Conversion of debt to equity	$-	$228,546

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

Basis of Presentation - The financial statements as of and for the three and nine months ended September 30, 2009 and 2008 included in this Quarterly Report on Form 10-Q/A are unaudited. The balance sheet as of December 31, 2008 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009 (the “2008 Annual Report”).

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

Beginning in May 2008, the Company determined that it was strategically desirable to develop an industry standard platform and enhance the current SaaS applications. A detailed design plan indicated that the product was technologically feasible, and in July 2008, development commenced. All related costs from that point in time are being capitalized in accordance with current US GAAP.  The first release of the revised product took place in July 2009.   At that time, additional development costs were no longer capitalized and the costs capitalized to that point are now being amortized.

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

Recently Issued Accounting Pronouncements -. The current US GAAP pronouncements concerning the life of intangible assets requires entities to consider their own historical experience in renewing or extending similar arrangements when developing assumptions regarding the useful lives of intangible assets and also mandates certain related disclosures.

All other new and recently issued, but not yet, effective, accounting pronouncements have been deemed to be not relevant to the Company and therefore are not expected to have any impact once adopted.

2.    ASSETS & LIABILITIES

Prepaid Expenses
In July 2008, the Company entered into a 36-month sublease agreement with Advantis Real Estate Services Company for approximately 9,837 square feet of office space in Durham, North Carolina, into which the Company relocated its headquarters in September 2008. The agreement included the conveyance of certain furniture to the Company without a stated value and required a lump-sum, upfront payment of $500,000 that was made in September 2008. Management has assessed the fair market value of the furniture to be approximately $50,000, and this amount was capitalized and is subject to depreciation in accordance with the Company’s fixed asset policies. The remainder of the payment was recorded as prepaid expense; with the portion, relating to rent for periods beyond the next twelve months classified as non-current, and is being amortized to rent expense over the term of the lease.  The Company’s prepaid sublease with Advantis Real Estate Services Company includes an expiration date of September 2011. On November 3, 2009, the Company received notice from the prime landlord of the office space that the Company’s sub-landlord, Advantis Real Estate Services Company, had defaulted on the prime lease, thereby giving the prime landlord the right to terminate the Company’s sublease, and that the prime landlord was seeking to renegotiate the occupancy terms for the Company’s office space. The Company is currently engaged in discussions with the prime landlord to lease the office space from the prime landlord on a prime lease basis.

Intangible Assets
The following table summarizes information about intangible assets at September 30, 2009:
Asset Category	Value Assigned	Residual Value	Weighted Average Amortization Period (in Years)	Accumulated Amortization	Carrying Value
	( Restated)				( Restated)
Customer base	$1,012,421	$-	6.2	$801,464	$210,957
Acquired technology	501,264	-	3.0	501,264	-
Non-compete agreements	801,785	-	4.0	793,433	8,352
Trademarks and copyrights	52,372	-	9.7	52,372	-
Trade name	150,000	N/A	N/A	N/A	150,000
Totals	$2,517,842	$-		$2,148,533	$369,309

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

On each of July 16, 2009, August 26, 2009, September 8, 2009, October 5, 2009 and October 9, 2009 the Company sold a note in the principal amount of $250,000 (total $1,250,000) to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.  On November 6, 2009, the Company sold a note in the principal amount of $500,000 to a current noteholder with substantially the same terms and conditions.

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

6.   MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company derives a significant portion of its revenues from certain customer relationships. The following is a summary of customers that represent greater than ten percent of total revenues for their respective time periods:

		Three Months Ended September 30, 2009
	Revenue Type	Revenues	% of Total Revenues
		(Restated)	(Restated)
Customer A	Subscription fees	$106,499	36%
Customer C	Subscription fees	74,465	25%
Customer D	Professional service fees	75,150	26%
Customer E	Professional service fees	37,632	13%
Others	Various	(96)	-%
Total		$293,650	100%

		Three Months Ended September 30, 2008
	Revenue Type	Revenues	% of Total Revenues
		(Restated)	(Restated)
Customer B	Professional service fees	465,750	35%
Customer C	Subscription fees	213,384	16%
Customer F	Professional service fees	400,000	30%
Others	Various	253,579	19%
Total		$1,332,713	100%

		Nine Months Ended September 30, 2009
	Revenue Type	Revenues	% of Total Revenues
		(Restated)	(Restated)
Customer A	Subscription fees	$322,314	28%
Customer B	Professional service fees	222,725	19%
Customer C	Subscription fees	291,819	25%
Customer D	Professional service fees	120,578	11%
Customer E	Professional service fees	114,328	10%
Others	Various	74,220	7%
Total		$1,145,984	100%

		Nine Months Ended September 30, 2008
	Revenue Type	Revenues	% of Total Revenues
		(Restated)	(Restated)
Customer A	Subscription fees	$582,020	15%
Customer B	Professional service fees	1,156,854	29%
Customer C	Subscription fees	882,387	22%
Customer D	Professional service fees	398,351	10%
Customer F	Professional service fees	400,000	10%
Others	Various	569,785	14%
Total		$3.989,397	100%

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

Operating Expenses

During the fourth quarter of 2009, executive management intends to continue the restructuring of the operations team that began early in the third quarter of 2009, including additions to the software development and sales and marketing functions. The restructuring that is taking place was precipitated by the departure of several executive management personnel in May 2009; as noted in our public filings.

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

  General and Administrative. General and administrative expenses consist of salaries and related expenses for executive, finance and accounting, legal, human resources, and information technology personnel; professional fees; depreciation and amortization expenses; insurance; and other corporate expenses, including facilities costs. We anticipate general and administrative expenses will increase as we incur additional professional fees and insurance costs related to the growth of our business and our operations as a public company. We expect to continue to incur material costs in 2009 related to the civil and criminal complaints filed in September 2007, described in detail in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1, “Legal Proceedings,” in this report and the Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2009 and June 30, 2009.

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

Impairment of Long-Lived Assets – We record our long-lived assets, such as property and equipment, at cost. We review the carrying value of our long-lived assets for possible impairment at the earlier of annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable as provided for in the current US GAAP relating to the accounting for the impairment or disposal of long-lived assets. We measure the recoverability of assets to be held and used by comparing the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If we consider such assets to be impaired, we measure the impairment as the amount by which the carrying amount exceeds the fair value, and we recognize it as an operating expense in the period in which the determination is made.

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

Overview of Results of Operations for the Three Months Ended September 30, 2009 and September 30, 2008

Total revenues were $293,650 for the three months ended September 30, 2009 compared to $1,332,713 for the same period in 2008, representing a decrease of $1,039,063, or 78%. Gross profit decreased $1,060,616, or 115%, to Gross Loss ($137,317) from Gross Profit $923,299. Operating expenses increased $102,531 or 4%, to 2,560,211 from $2,457,680. Net loss increased $1,474,718, or 106%, to $2,867,137 from $1,392,419.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	September 30, 2009	% of Revenue	September 30, 2008	% of Revenue
	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES
Subscription Fees	$159,149	54.2%	$364,136	27.3%
Professional service fees	63,200	21.5%	574,970	43.1%
License fees	11,250	3.8%	291,250	21.9%
Hosting Fees	33,751	11.5%	70,856	5.3%
Other revenue	26,300	9.0%	31,501	2.4%

Total Revenues	293,650	100.0%	1,332,713	100.0%

COST OF REVENUES	430,967	146.8%	409,414	30.7%

GROSS PROFIT	(137,317)	-46.8%	923,299	69.3%

OPERATING EXPENSES
General and administrative	2,355,353	802.1%	1,115,398	83.4%
Sales and marketing	180,759	61.6%	454,625	34.1%
Research and development	36,406	12.4%	887,657	66.6%
(Gain)/ Loss disposal of assets	(12,307)	-4.2%	-	0.0%

Total operating expenses	2,560,211	871.9%	2,457,860	184.4%

Total other income (expense)
Interest Expense (net)	(169,609)	-57.7%	(150,510)	-11.3%
Gain on legal settlements (net)	-	0.0%	291,407	21.9%
Other income	-	0.0%	1,065	0.1%
Total Other Income (Expense)	(169,609)	-57.7%	141,962	10.7%

NET LOSS	$(2,867,137)	-976.4%	$(1,392,419)	-104.44%

Comparison of the Results of Operations for the Three Months Ended September 30, 2009 and September 30, 2008

Revenues. Total revenues for the three months ended September 30, 2009 were $293,650 compared to $1,332,713 for the same period in 2008, representing a decrease of $1,039,063, or 78%. This overall decrease in revenues was primarily attributable to decreases in subscription fees, professional service fees and license fees. Subscription Fees - Subscription fees for the three months ended September 30, 2009 were $159,149 compared to $364,136 for the same period in 2008, representing a decrease of $204,987, or 56%. This decrease is primarily due to a decrease in active subscribers to whom we provide e-commerce, domain name, email services, and related event ticket sale services for use as members of one of our primary customers, a direct-selling organization.

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

Hosting Fees – Hosting fees for the three months ended September 30, 2009 were $33,751 compared to $70,856 for the same period in 2008, representing a decrease of $37,105, or 52%. This decrease is primarily due to the fact that there was less hosting services provided during the third quarter of 2009.

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

Operating Expenses

Operating expenses for the three months ended September 30, 2009 were $2,560,211 compared to $2,457,680 for the same period in 2008, representing an increase of 102,531, or 4%. This increase was primarily attributable to the write-off of approximately $1.8 million related to the reserve for uncollectable amounts due from the advancement of legal fees for the defense in criminal proceedings against Dennis Michael Nouri and Reza Eric Nouri, a former officer and employee of the Company.  The expense is offset by a significant reduction in the amount of research and development expense as well as the reduction of administrative salaries and other operating expenses.

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

Sales and Marketing - Sales and marketing expenses for the three months ended September 30, 2009 were $180,759 compared to $454,625 for the same period in 2008, representing a decrease of $273,866, or 60%. This decrease is primarily attributable to the decrease in revenue sharing expense of $274000 with one of our primary customers, a direct-selling organization.

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

Overview of Results of Operations for the Nine Months Ended September 30, 2009 and September 30, 2008

Total revenues were $1,145,984 for the nine months ended September 30, 2009 compared to $3,989,397 for the same period in 2008, representing a decrease of $2,843,413, or 71%. Gross profit decreased $2,200,705, or 99%, to $20,083 from $2,220,788. Operating expenses decreased $758,718, or 12%, to $5,776,226 from $6,534,944. Net loss increased $1,670,466, or 37%, to $6,195,827 from $4,525,361.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenues for the periods indicated:

	Nine Months Ended
	September 30, 2009	% of Revenue	September 30, 2008	% of Revenue
	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES
Subscription Fees	$610,751	53.3%	$1,307,934	32.8%
Professional service fees	261,699	22.8%	2,011,497	50.4%
License fees	33,750	3.0%	395,000	9.9%
Hosting Fees	139,007	12.1%	166,534	4.2%
Other revenue	100,777	8.8%	108,432	2.7%

Total Revenues	1,145,984	100.0%	3,989,397	100.0%

COST OF REVENUES	1,125,901	98.2%	1,768,609	44.3%

GROSS PROFIT	20,083	1.8%	2,220,788	55.7%

OPERATING EXPENSES
General and administrative	4,112,993	358.9%	3,456,054	96.6%
Sales and marketing	707,289	61.7%	1,280,700	32.1%
Research and development	540,232	47.1%	1,798,190	45.1%
(Gain)/ Loss disposal of assets	415,712	36.3%	-	0.0%

Total operating expenses	5,776,226	504.0%	6,534,944	163.8%

Total other income (expense)
Interest Expense (net)	(455,951)	-38.9%	(519,746)	-13.0%
Gain on legal settlements (net)	6,000	0.5%	291,408	8.0%
Other income	10,267		17,133	0.4%
Total Other Income (Expense)	(439,684)	-38.4%	(211,205)	-5.3%

NET LOSS	$(6,195,827)	-540.7%	$(4,525,361)	-113.4%

Comparison of the Results of Operations for the Nine Months Ended September 30, 2009 and September 30, 2008

Revenues. Total revenues for the nine months ended September 30, 2009 were $1,145,984 compared to $3,989,397 for the same period in 2008, representing a decrease of $2,843,413, or 71%. This overall decrease in revenues was primarily attributable to a decrease in subscription and professional service fees.

Subscription Fees – Subscription fees for the nine months ended September 30, 2009 were $610,751 compared to $1,307,934 for the same period in 2008, representing a decrease of $697,183, or 54%. This decrease was due to a reduction in membership revenue from a multi-level marketing organization that terminated its relationship with our Company in June 2009.

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

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2009 was $1,125,901 compared to $1,768,609 for the same period in 2008, representing a decrease of $642,708, or 36%. This decrease was primarily the result of the decrease of development personnel previously involved with the development and servicing of the major customer that left the Company during 2009

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 were $5,776,226 compared to $6,534,944 for the same period in 2008, representing a decrease of $758,718, or 11%. This decrease was primarily attributable to a decrease in research and development expenses because the OneBiz product was released in July 2009.

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

Sales and Marketing - Sales and marketing expenses for the nine months ended September 30, 2009 were $707,289compared to $1,280,700 for the same period in 2008, representing a decrease of $573,411, or 45%. The decrease is primarily attributable to $244,000 decrease in payroll and benefit expense, decrease of $51,000 in travel related expense, decrease of $49,000  in recruiting, advertising and lead generation costs, decrease in computer and office expenses of $52,000,   and a decrease in revenue sharing costs with customers of  $177,000.

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

Impairment of Assets and Gain (loss) in Disposal of Assets – During the nine month period ending September 30, 2009 the Company recognized a loss from the reduction of the value of an intangible asset in the amount of $438,286; the amount is offset by the gain from the sale of fixed assets during 2009.  The net result of the transactions is $415,712.

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

During the first nine months of 2009, we recognized $6,000 in other income from a gain due to legal settlements, as compared to net gain of  $291,408 for the gain on legal settlements with our insurance carrier as described in Note 4, “Commitments and Contingencies,” to the consolidated financial statements in this report.

During the first nine months of 2009, we recognized $10,267 net gain on the sale of assets, as compared to net gain of $17,133 for the same nine month period in 2008,

Provision for Income Taxes

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

Liquidity and Capital Resources

At September 30, 2009, our principal sources of liquidity were cash and cash equivalents totaling $18,749 and current accounts receivable of $10,510. As of November 6, 2009, our principal sources of liquidity were cash and cash equivalents totaling approximately $69,000 and accounts receivable of approximately $19,262.  As of September 30, 2009, we had drawn approximately $2.4 million on our $2.47 million line of credit with Paragon, leaving approximately $70,000 available under the line of credit for our operations. As of November 10, 2009, we had drawn approximately $2.05 million on the Paragon line of credit, leaving approximately $420,000 available under the line of credit for our operations, and we expect to continue to draw down on this line of credit as needed for working capital purposes. During the third quarter of 2008, management established automated sweeps among its accounts at Paragon whereby all available cash at the end of each day is used to pay down the line of credit with Paragon, the purpose of which is to reduce our interest expense. This line of credit expires in February 2010 but is renewable if the underlying irrevocable standby letter of credit remains in force. This letter of credit is currently scheduled to expire in February 2010. As of November 12 2009, we also have the ability to call up to approximately $6.25 million of additional funding from our convertible noteholders.  On each of October 5, 2009 and October 9, 2009, the Company sold a note in the principal amount of $250,000 (total $500,000) to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.  On November 6, 2009, the Company sold a note in the principal amount of $500,000 to a current noteholder with substantially the same terms and conditions.

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

Cash Flow from Operations. Cash used in operations for the nine months ended September 30, 2009 totaled $2,703,117, down from $3,979,956 for the same period in 2008. This decrease is primarily due to the increase in accounts payable and accrued expenses offset by the net increase in notes receivable and the related bad debt expense.

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

As of September 30, 2009, the Company had $7.85 million aggregate principal amount of convertible secured subordinated notes due November 14, 2010 outstanding.  On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of secured subordinated convertible notes due November 14, 2010, or the initial notes. In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal of secured subordinated notes in future closings upon approval and call by our Board of Directors. On August 12, 2008, the Company exercised its option to sell $1.5 million aggregate principal of additional secured subordinated notes due November 14, 2010, or the additional notes, and together with the initial notes, the notes, with substantially the same terms and conditions as the initial notes. In connection with the sale of the additional notes, the noteholders holding a majority of the aggregate principal amount of the notes outstanding agreed to increase the aggregate principal amount of secured subordinated convertible notes that they are committed to purchase from $8.5 million to $15.3 million.  On November 21, 2008, the Company sold $500,000 aggregate principal amount of notes, or the new notes, to two new investors with substantially the same terms and conditions as the previously outstanding notes. On each of January 6, 2009 and February 24, 2009, the Company sold $500,000 aggregate principal amount of notes to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.  Additional notes with similar terms of $500,000 each were sold on April 3, 2009 and June 2, 2009.  On each of July 16, 2009, August 26, 2009, September 8, 2009, October 5, 2009 and October 9, 2009 the Company sold $250,000 aggregate principal amount of notes to current noteholders with substantially the same terms and conditions as the previously outstanding notes.  On November 6, 2009, the Company sold $500,000 aggregate principal amount of notes to a current noteholder with substantially the same terms and conditions as the previously outstanding notes.

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

On the earlier of the maturity date of November 14, 2010, or a merger or acquisition or other transaction pursuant to which our existing stockholders hold less than 50% of the surviving entity, or the sale of all or substantially all of our assets, or similar transaction, or event of default, each noteholder in its sole discretion shall have the option to:

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

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rules 13a-15(b) or 15d-15(b) in connection with this Quarterly Report on Form 10-Q/A, our management, with the participation of our interim Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do.  Based on the evaluation of our disclosure controls and procedures, our interim Chief Executive Officer and interim Chief Financial Officer concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below, which required us to restate our unaudited financial statements at and for the period ended September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1 of our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2009 and June 30, 2009 for a description of material legal proceedings, including the proceedings discussed below.

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

Our officers, directors, and principal stockholders beneficially own or control a large percentage of our outstanding common stock. Certain of these principal stockholders hold warrants and convertible notes, which may be exercised or converted into additional shares of our common stock under certain conditions. The convertible noteholders have designated a bond representative to act as their agent. We have agreed that the bond representative shall be granted access to our facilities and personnel during normal business hours shall have the right to attend all meetings of our Board of Directors and its committees, and to receive all materials provided to our Board of Directors or any committee of our Board. In addition, so long as the notes are outstanding, we have agreed that we will not take certain material corporate actions without approval of the bond representative. The Chairman of our Board of Directors currently is serving as the bond representative.

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

From time to time, we evaluate strategic opportunities available to us for product, technology, or business acquisitions or dispositions. If we choose to make acquisitions or dispositions, we face certain risks, such as failure of an acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired business, and difficulty in integrating or separating a business’s operations, personnel, and financial and operating systems. We may not be able to successfully address these risks or any other problems that arise from our previous or future acquisitions or dispositions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition or disposition could adversely affect our business, results of operations, and financial condition.

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

Smart Online, Inc.

/s/ Dror Zoreff
Dror Zoreff
Date: November 16, 2010	Interim Chief Executive Officer, President and Principal Executive Officer

/s/ Thaddeus J. Shalek
Thaddeus J. Shalek
Chief Financial Officer and
Date: November 16, 2010	Principal Accounting Officer