Form 10-K
period 2010-12-31
SMART ONLINE INC
filed 2011-03-31
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $20,177,896 (based on the closing sale price of $1.10 per share).

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of March 18, 2011 was 18,342,543.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 15, 2011 are incorporated by reference into Part III.

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

We develop and market software products and services targeted to small businesses that are delivered via a Software-as-a-Service, or SaaS, model. We also provide website and mobile consulting services to not-for-profit organizations and businesses.

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

In October 2005, we acquired substantially all of the assets of Computility, Inc., or Computility, an Iowa-based, privately held developer and distributor of sales force automation and customer relationship management, or SFA/CRM, software applications. We operated this business under the name Smart CRM, Inc. (d/b/a Computility), or Smart CRM. Upon our integration of Smart CRM’s SFA/CRM application into our OneBiz ® platform, we determined that the remaining operations of Smart CRM, specifically consulting and network management, were not integral to our ongoing operations and business model.  During the latter months of 2010, we decided that the market for OneBiz platform products was saturated and therefore no longer market or support the product.

In October 2005, we purchased all of the capital stock of iMart Incorporated, or iMart, a Michigan-based company providing multi-channel e-commerce systems. Subsequently, we operated this business as our wholly owned subsidiary, Smart Commerce, Inc., or Smart Commerce.

In 2007, we operated our company as two segments. The two segments were our core operations, or the Smart Online segment, and the operations of our wholly owned subsidiary Smart Commerce, or the Smart Commerce segment. The Smart Online segment generated revenues from the development and distribution of Internet-delivered SaaS small-business applications through a variety of channels. The Smart Commerce segment generated revenues primarily from subscriptions to our multi-channel e-commerce systems, including domain name registration and e-mail solutions, e-commerce solutions, and website design, as well as website hosting and consulting services. We included costs that were not allocated to specific segments, such as corporate general and administrative expenses and share-based compensation expenses, in the Smart Online segment. During late 2007 and the first quarter of 2008, we realigned certain production and development functions and eliminated redundant administrative functions and now report the business as a single business segment.

In 2010, we focused on the use of our e-commerce technology knowledge in the not-for-profit industry by introducing the Loyalty Clicks product, now renamed as SmartOnCause.  The strategy of the e-commerce marketing is to provide funding sources for not-for-profit organizations while creating revenue for our Company.

In addition, we recognized that smart phones are the primary communications device purchased today and therefore our research team is developing cross platform mobile phone applications that we market to the not-for-profit industry and businesses.

Principal Products and Services

Our principal products and services include:

-	SaaS applications for business management, web marketing, and e-commerce;
-	Software business tools that assist customers in developing written content;
-	Services that are designed to complement our product offerings and allow us to create custom business solutions that fit our end users’ and channel partners’ needs;
-	Services that assist not-for-profit organizations in their fundraising efforts, and
-	Mobile phone applications used to provide specialized communications and e-commerce opportunities for not-for-profit organizations and industry.

Our SaaS applications are designed to allow end users to access and work on information securely from any location where an Internet browser can be accessed. These applications include:

e-Commerce – Our e-commerce applications are designed to give customers the capability to conduct transactions online. These applications also include shopping cart, financial transactions, shipping, domain name registration and business-to-business communication for small businesses. We provide consulting services such as website design and launch, among others, in connection with these applications. Our e-commerce offerings are designed to help direct marketers increase sales, better leverage corporate resources, and deliver superior customer service.

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

In addition, our nonprofit sector background and understanding of nonprofits’ missions, pain points and challenges allows us to deliver mobile applications that resolve problems and provide robust and innovative mobile service architecture and infrastructure; cutting edge push messaging, integrated newsfeeds and geo-location services.

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

Target Market and Sales Channels

Our focus has been to design software products and services to help run businesses in a more efficient and cost-effective manner. The small-business market is diverse and fragmented, yet very large and, we believe, underserved. We have focused on offering a wide range of software products that combine simplicity and affordability and that meet the needs of small businesses with capabilities that typically can be afforded only by much larger companies. We follow a two-prong approach to target these small business and entrepreneurial end users that access our software products and services via the Internet. The first is an indirect approach via marketing partners that are vertical intermediaries in industries such as agriculture, finance, telecommunications, direct selling, retail, and technology as channels to reach these small-business customers. The second approach is the direct sales approach with our own sales staff selling directly to end-users.

Principal Customers

During 2010, we consider three customers as our major customers, and the loss of any one of these customers could have a material adverse effect on our business.

UR Association, or URA, is a multi-level-marketing organization that sells memberships and subscriptions to independent business owners, or IBOs. The net of the subscriptions from these IBOs represented approximately 39% of our revenues for the year ended December 31, 2010. URA became a customer in 2007 and represented 29% of our revenues in 2009.  Since our revenue is derived from the IBOs, URA can directly influence the memberships and actions of the IBOs, this revenue has been netted for purposes of this Annual Report on Form 10-K.

1-800-Pharmacy, Inc. is a mail-order pharmacy that offers customers access both through a toll-free number and website, and gives customers rebates on their pharmaceutical and health & beauty purchases, as well as credit for referring others.  1-800-Pharmacy accounted for approximately 30% of our revenues for the year ended December 31, 2010. 1-800-Pharmacy became a customer in 2007 and represented 13% of our revenues in 2009.

Britt Worldwide, or BWW, is a multi-level-marketing entity that indirectly controls a significant number of independent business operators (“IBOs”) that currently subscribe to our services. The aggregate of the subscriptions from these IBOs represented approximately 17% of our revenues for the year ended December 31, 2010. BWW became a customer after we acquired iMart in October 2005 and represented 25% of our revenues in 2009. Although our revenue is derived from the IBOs, BWW can influence the actions of the IBOs, so this revenue has been aggregated for purposes of this Annual Report on Form 10-K.  During 2009, BWW terminated its primary relationship with our Company. As of December 31, 2010, notwithstanding such termination, several IBOs have chosen to retain their subscriptions for our services

Research and Development

In the second half of 2007, as part of a general restructuring, we began to conduct an evaluation of our technology, platforms, and applications in an effort to document and improve upon our current product offerings and determine which applications, if any, should be discontinued. During 2008, we decided to develop an industry-standard platform that would allow significant technological flexibility with current and future customers. We devoted a substantial amount of time and effort in 2008 and 2009 to developing this platform, updating and migrating our business applications and tools to the new platform, and enhancing the user interface of the products. During 2009, we continued the development work of SaaS applications for the not-for profit segment of the marketplace.  We call this SmartOnCause.  During 2010, we expanded our focus to include the delivery of mobile applications, which allow our customers to better communicate with their members, customers and constituents.

Our research and development costs were approximately $146,000 and $586,000 in 2010 and 2009, respectively. We have not engaged in any customer-sponsored research and development.

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

On each competitive front, we seek to compete against these larger and better-financed companies primarily by offering a specialized set of SaaS applications that are useful to small businesses. We believe we offer SaaS applications and features specifically targeted to small businesses. To meet our business objectives, we will need to continue to develop high quality and competitively priced new applications for our SaaS offerings. If we are unable to do so, our revenue and profitability targets and timetables could be adversely impacted.

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

Employees

As of December 31, 2010, we had 22 full-time employees and no part-time employees. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage.

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

We have had recurring losses from operations and continue to have negative cash flows. If we do not become cash flow positive through additional financing or growth, we may have to cease operations and liquidate our business. Our working capital, which is dependent on our convertible note financing facility, should fund our operations for the next 12 to 18 months. As of March 21, 2011, we have approximately $2,500,000 available from our credit facility with Israeli Discount Bank of New York (“IDB”) and approximately $2.025 million available through our convertible note financing facility. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, and expenses on account of lawsuits brought by a former officer and a former employee for advancement of indemnification expenses and the tentative settlement of the shareholder class action lawsuit (see Part I, Item 3, “Legal Proceedings” and Part II, Item 8, Note 7, “Commitments and Contingencies – Legal Proceedings”, below) will require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan and may not be able to sustain our business.

In addition, our current primary credit facilities consist of the IDB Bank credit facility with a due date of May 31, 2012 and the convertible note financing with a maturity date on November 14, 2013. Should we be unable to repay the principal then due from operations or from new or renegotiated capital funding sources, we may not be able to sustain our business. As of March 16, 2011, we have approximately $4.0 million outstanding on our credit facility with IDB Bank and $13.075 million aggregate principal amount of convertible Notes outstanding.

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

Our credit facility with IDB Bank is secured by an irrevocable standby letter of credit issued by UBS Private Bank, with Atlas Capital SA, or Atlas, as account party. Our secured subordinated convertible notes are secured by a first priority lien on all of our unencumbered assets.

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

Legal and other fees related to these actions have also reduced our available cash for operations. We make no assurance that we will not continue to experience additional harm as a result of these matters. The time spent by our management team and directors dealing with issues related to these actions detracts, and despite the tentative settlement of the class action continue to detract, from the time they spend on our operations, including strategy development and implementation. These actions, more fully described in Part I, Item 3, “Legal Proceedings” and Part II, Item 8, Note 7, “Contingencies – Legal Proceedings” in this Annual Report on Form 10-K, also have harmed our reputation in the business community, jeopardized our relationships with vendors and customers, and decreased our ability to attract qualified personnel, especially given the media coverage of these events.

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

We currently are required to comply with the requirements of Section 404 of Sarbanes-Oxley involving management’s assessment of our internal control over financial reporting.  To comply with this requirement, we are evaluating and testing our internal controls, and where necessary, taking remedial actions, to allow management to report on our internal control over financial reporting. As a result, we have incurred and will continue to incur expenses and diversion of management’s time and attention from the daily operations of the business, which may increase our operating expenses and impair our ability to achieve profitability.

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

We may issue shares of our common stock or other securities in the future for a variety of reasons. Upon maturity of their convertible Notes, our convertible noteholders may elect to convert all, a part of, or none of their Notes into shares of our common stock at a floating conversion price.

Under the terms of the  class action settlement, the settlement consideration would include 1,475,000 shares of Company common stock.  Counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares on one day or 50,000 shares in 30 calendar days. This issuance and sale may have a further dilutive effect on the value of the Company’s outstanding shares.

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

Future sales of substantial amounts of our shares in the public market, or the appearance that a large number of our shares are available for sale, could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our securities. At March 18, 2011, 18,342,543 shares of our common stock were issued and outstanding, and a significant number of shares may be issued upon the exercise of outstanding options, warrants, and convertible notes.

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

Our executive management team underwent significant changes during 2008 and 2009, including the resignation of our former Chief Executive Officer in December 2008, our former interim Chief Executive Officers in May 2009 and November 2009 and the resignation of our former Chief Financial Officer in May 2009, among others.  Furthermore, in light of the prior SEC charges filed against us, and the related adverse publicity from the criminal trial and conviction of the Nouris (defined below), it may be difficult to attract highly qualified candidates to serve on our executive management team. If we cannot attract and retain qualified personnel and integrate new members of our executive management team effectively into our business, then our business and financial results may suffer. In addition, all of our executive team works at the same location, which could make us vulnerable to the loss of our entire team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters and research and development facility is located in Durham, North Carolina near Research Triangle Park and consists of approximately 9,837 square feet of office space held under a prepaid sublease that expires in September 2011.

Item 3.	Legal Proceedings

Gooden v. Smart Online, Inc. – On October 18, 2007, Robyn L. Gooden filed a purported class action lawsuit in the United States District Court for the Middle District of North Carolina naming us, certain of our current and former officers and directors, Maxim Group, LLC, Jesup & Lamont Securities Corp. and Sherb & Co. (our former independent registered accounting firm) as defendants. The lawsuit was filed on behalf of all persons other than the defendants who purchased our securities from May 2, 2005 through September 28, 2007 and were damaged. The complaint asserts violations of federal securities laws, including violations of Section 10(b) of the Exchange Act and Rule 10b-5. The complaint asserts that the defendants made material and misleading statements with the intent to mislead the investing public and conspired in a fraudulent scheme to manipulate trading in our stock, allegedly causing plaintiffs to purchase the stock at an inflated price. The complaint requests certification of the plaintiff as class representative and seeks, among other relief, unspecified compensatory damages including interest, plus reasonable costs and expenses including counsel fees and expert fees. On June 24, 2008, the court entered an order appointing a lead plaintiff for the class action. On September 8, 2008, the plaintiff filed an amended complaint that added additional defendants who had served as our directors or officers during the class period as well as our independent auditor.  The Company and the lead plaintiff in the action negotiated an agreement which has been signed providing for the settlement of the securities class action on the following terms. The settlement requires a cash payment of $350,000 to be made by the Company and the issuance to the class of 1,475,000 shares of Company common stock, in consideration for which all claims against the settling defendants would be dismissed with prejudice, with no admission of fault or wrongdoing by the Company or the other defendants.  The Company's additional charge to expenses for 2009 as a result of this settlement was approximately $2,150,000.  There are no charges to expense in 2010.  An order preliminarily approving the settlement was issued in January 2011 and the final settlement hearing is scheduled for May 2011.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCBB under the symbol “SOLN.” The following table sets forth the range of high and low sales prices of our common stock quoted on the OTCBB for the quarterly periods indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2009:
First Quarter	$2.60	$1.10
Second Quarter	$2.00	$1.01
Third Quarter	$1.70	$0.41
Fourth Quarter	$1.50	$1.11
Year Ended December 31, 2010:
First Quarter	$1.14	$1.14
Second Quarter	$1.20	$.76
Third Quarter	$1.18	$.60
Fourth Quarter	$1.25	$.55

At March 19, 2011, there were 189 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to declare or pay dividends for the foreseeable future. As long as our convertible notes are outstanding, we must receive approval from the agent designated by the noteholders in order to pay any dividend on our capital stock.

During 2010, by private placements of convertible notes to accredited investors under Regulation D, equity securities were sold that were not registered under the Securities Act, as described in our quarterly reports on Form 10-Q and current reports on Form 8-K filed in connection with such transactions, and more fully described in Part II, Item VII, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the sub-heading Debt Financing, in this Annual Report on Form 10-K.

We did not repurchase any shares during 2010 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations in this Item 7; Item 1A, “Risk Factors”; and our financial statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

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

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. We make subscription sales either on a subscription or on a “for fee” basis. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We are focusing our efforts on enlisting new channel partners as well as diversifying with vertical intermediaries in various industries.  In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we recognized that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to United States Generally Accepted Accounting Principles (“US GAAP”).  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.  The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change the net income.  We discuss this matter in more depth in Note 1 to the financial statements.

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

Operating Expenses

During 2008 and 2009, our primary business initiatives included increasing subscription fee revenue and professional services revenue, making organizational improvements, concentrating our development efforts on enhancements and customization of our platforms and applications, and shifting our strategic focus to the sales and marketing of our products. In 2010, we provided services for our subscription fee customers and focused our efforts on improving our current technology for those industries that we have historically serviced and we began providing our SmartOnCause products to not-for-profit organizations.

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

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing and advertising expenses. In the past, sales and marketing also included the amounts we paid to our marketing partners as part of the subscription revenue received; in the past, the subscription revenue was presented as a gross amount as was the amount included in the sales and marketing category.  As part of our ongoing review of accounting pronouncements, we have reclassified the revenues and sales and marketing expenses to reflect net revenue and expense – see Note 1 to the financial statements for further details.  Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small-business customer bases. As we continue to execute our sales and marketing strategy to take our enhanced products to market, we expect associated costs to increase in 2011 due to targeting new partnerships, development of channel partner enablement programs, advertising campaigns, additional sales and marketing personnel, and the various percentages of revenues we may be required to pay to future partners as marketing fees.

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

On February 1, 2010, the Board of Directors approved the grant of an option to purchase 75,000 shares to Mr. Bob Dieterle, newly hired General Manager and Vice President of Operations, with an initial vesting date of February 1, 2011.

On March 26, 2010, the Board of Directors approved the grant of an option to purchase 30,000 shares to Mr. Dror Zoreff, Chairman of the Board of Directors and Interim Chief Executive Officer, and the option to purchase 20,000 shares to Mr. Amir Elbaz, Chairman of the Audit Committee and member of the Board of Directors with an initial vesting date of March 26, 2010, as a result $22,485 of expense is recognized in 2010.

On October 21, 2010, the Board of Directors approved the grant of additional options to current employees who have been with the Company for six months or longer as of October 1, 2010. The number of options approved, representing the right to purchase an aggregate of 68,000 shares, varied by employee, responsibility and length of service.  The initial vesting date for the majority of the options is January 15, 2011.

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

Revenue Recognition – We derive revenue primarily from subscription fees charged to customers accessing our SaaS applications; professional service fees, consisting primarily of consulting; the perpetual or term licensing of software platforms or applications; and hosting and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. We license, sell, lease, or otherwise market computer software that is more than incidental to the underlying customer arrangement.  Accordingly, we account for those arrangements in accordance with ASC Subtopic 985-605.  For arrangements that do not have vendor specific objective evidence of fair value (VSOE) for the delivered element in our arrangements  (when applicable), , we use the residual method to allocate revenue to the delivered element(s) in our arrangements when VSOE exists for all undelivered elements in that arrangement If we cannot determine or maintain sufficient VSOE for an element, it could impact revenues, as we may be required to defer all or a portion of the revenue from the delivered items in a  multiple-element arrangement.

We also enter into multiple-element arrangements where some of the elements are within the scope of ASC Subtopic 605-25 for purposes of the separation and allocation of the related revenue and other elements in the arrangement are within the scope of other Codification Topics.  For these arrangements, we follow the guidance in ASC Subtopic 605-25 to determine whether we can separate and allocate the revenue for those elements within the scope of other Codification Topics (e.g. ASC Subtopic 985-605) from those within the scope of ASC Subtopic 605-25.

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

Under US GAAP, provided the arrangement does not require significant development, modification, or customization, we recognize revenue when all of the following criteria have been met:

      1.     persuasive evidence of an arrangement exists

      2.     delivery has occurred

      3.     the fee is fixed or determinable

      4.     collectability is probable

If at the inception of an arrangement the fee is not fixed or determinable, we defer revenue until the arrangement fee becomes due and payable. If we determine collectability is not probable, we defer revenue until we receive payment or collection becomes probable, whichever is earlier. The determination of whether fees are collectible requires judgment of our management, and the amount and timing of revenue recognition may change if different assessments are made.

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

Income Taxes – We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve. In the event we determine that we will not be able to realize all or part of our net deferred tax assets, we would make an adjustment in the period we make such determination. We recorded no income tax expense in 2010 and 2009, as we have experienced significant operating losses to date. If utilized, we may apply the benefit of our total net operating loss carryforwards to reduce future tax expense. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets. These carryforwards would also be subject to limitations, as prescribed by applicable tax laws. As a result of prior equity financings and the equity issued in conjunction with certain acquisitions, we have incurred ownership changes, as defined by applicable tax laws. Accordingly, our use of the acquired net operating loss carryforwards may be limited. Further, to the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

2010 Summary

The following is a summary of key financial results and certain non-financial results achieved for the year ended December 31, 2010:

•
Our total revenues for the year were $1.0 million, a decrease from 2009 of $0.4 million, or 28%. This overall decrease in revenues was primarily attributable to decreases in professional and subscription fees.

•	Our gross loss for the year was $277,000, an increase from 2009 of $152,000 or 121%. This increase was primarily attributable to lower revenue.

•
Operating expenses for the year were $2.8 million, a decrease from 2009 of $6.0 million, or 68%. A significant portion of this decrease was a reduction in the amount of legal expenses and the settlement cost associated with the Class Action and Nouri lawsuits recognized in 2009. The remaining increase was in research, development, sales and marketing expenses.

•	Our loss from operations for the year was $3.0 million, a decrease from 2009 of $5.9 million, or 66%. Net loss per basic and fully diluted share was $0.22 in 2010 compared to $0.52 in 2009.

•
Cash and cash equivalents at December 31, 2010 were $1,100,000 compared to $120,000 at December 31, 2009. The primary reason for this increase is that in 2010, we borrowed $4.0 million on the IDB Bank credit facility at the end of the accounting period.

Business Outlook

We believe that the current economic recession will spawn a record number of new, highly fragmented and underserved small businesses seeking low-cost tools and applications to help them operate. We also believe that trade organizations and other membership- or subscription-driven agencies and companies will recognize an increased need for customer retention and will look for new and innovative ways to achieve this. Both of these events could increase our ability to obtain new channel partners and end-user businesses in 2011. However, we also believe that competition for Internet-delivered business solutions will increase. We anticipate focusing on the following key areas, among others, during 2010 in response to these opportunities and competitive environment:

•
Investment in technology, product development, and infrastructure.  We have shifted our investments toward the rapid growth of mobile smartphones and how they can be utilized in the segments that we know, non-profits and direct selling organizations.  We are developing mobile cross-platform native application solutions that move non-profit and direct selling organizations to all the top selling smartphones.  Specifically, our SmartOn Mobile platform is modular and multi-tenant with popular pre-built mobile functionality modules that allows us the flexibility too quickly and efficiently package unique and innovative branded solutions for each client and deploy to each of the smartphone’s application stores for easy distribution to the client’s constituents.

•
Investment in marketing.  In 2009 and 2010, we began to shift our focus from development to sales and marketing of our products. We expect to increase this effort in 2011 through public relations, attendance at trade shows, print and electronic advertisements, e-mail marketing, white-paper placement, webcasts, blogging, and paid search, among other tactics.

•	Expansion of our sales channels. We intend to expand our sales force and channel partner relationships to reach more small-business end users.

•
Continuation of operating improvements.  We continue to streamline our operations in an effort to reduce cash burn, reach profitability, and improve efficiencies. We will continue to focus on this critical area in 2011 by questioning current practices, closely scrutinizing actual-to-budget variances to identify deviations early, and realigning the business as required to meet the needs of our operations.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated:

	2010		2009
	Dollars	% of Revenue	Dollars	% of Revenue
Total revenues	$1,028,879	100.00%	$1,419,502	100.00%
Cost of revenues	1,305,922	126.93%	1,544,861	108.83%

Gross loss	$(277,043)	(26.93)%	$(125,359)	(8.83)%

Operating expenses	2,716,266	264.00%	8,772,163	617.97%

Loss from operations	$(2,993,309)	(290.93)%	$(8,897,522)	(626.81)%

Other expense, net	(955,633)	(92.88)%	(643,349)	(45.32)%

Net loss	$(3,948,942)	(383.81)%	$(9,540,871)	(672.13)%

Net loss per common share	$(.22)		$(0.52)

Revenues

Revenues for 2010 and 2009 comprise the following:

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
Subscription fees	$482,219	$756,233	$(274,014)	(36.23)%
Professional service fees	82,425	335,079	(252,654)	(75.40)%
License fees	224,500	45,000	179,500	398.89%
Hosting fees	137,788	156,053	(18,265)	(11.70)%
Other revenue	101,947	127,137	(25,190)	(19.81)%
Total revenues	$1,028,879	$1,419,502	$(390,623)	(27.52)%

Revenues decreased 28% to $1.0 million in 2010 from $1.4 million in 2009. Our overall decrease in revenues was the result of decreased professional service and subscription fees.  Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees for 2010 and 2009 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
Subscription fees	$482,219	$756,233	$(274,014)	(36.2)%
Percent of total revenues	46.9%	53.3%

Revenue from subscription fees decreased 36% to $482,000 in 2010 from $756,000 in 2009. This decrease is primarily attributable to the loss of a direct-selling organization customer.

Professional Service Fees

Revenues from professional service fees for 2010 and 2009 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
Professional service fees	$82,425	$335,079	$(252,654)	(75.4)%
Percent of total revenues	8.01%	23.6%

Revenue from professional service fees decreased 75% to $82,000 in 2010 from $335,000 in 2009. This decrease was due to a decrease in customers requesting additional project consulting services for their web initiatives.

License Fees

Revenues from license fees for 2010 and 2009 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
License fees	$224,500	$45,000	$179,500	398.9%
Percent of total revenues	21.8%	3.2%

Revenue from license fees increased 399% to $224,000 in 2010 from $45,000 in 2009. License fee revenue recognized in 2010 comprised the receipt of fees from a license that commenced in June 2008.

Hosting Fees

Revenues from hosting fees for 2010 and 2009 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
Hosting fees	$137,788	$156,053	$(18,265)	(11.7)%
Percent of total revenues	13.4%	11.0%

Hosting fees for 2010 decreased to $138,000 from $156,000.

Other Revenue

Revenues from other sources for 2010 and 2009 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
Other revenue	$101,947	$127,137	$(25,190)	(19.8)%
Percent of total revenues	9.9%	8.9%

Revenue from non-core activities decreased 20% to $102,000 in 2010 from $127,000 in 2009. This decrease is primarily attributable to a reduction in commissions derived from an existing customer.

Cost of Revenues

Cost of revenues for 2010 and 2009 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
Cost of revenues	$1,305,922	$1,544,861	$(238,939)	(15.5)%
Percent of total revenues	126.9%	108.8%

Cost of revenues decreased 15% to $1.3 million in 2010 from $1.5 million in 2009. This decrease is primarily the result of the reduction in labor costs incurred due to the loss of a significant customer in 2010.

Operating Expenses

Operating expenses for 2010 and 2009 comprise the following:

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
General and administrative	$1,914,164	$4,554,435	$(2,640,271)	(58.0)%
Sales and marketing	721,912	887,999	(166,087)	(18.7)%
Research and development	145,820	586,254	(440,434)	(75.1)%
Loss on impairment of intangible assets	548,962	626,685	(77,723)	(12.4)%
(Gain) loss on legal settlements	(614,592)	2,139,364	(2,753,956)	(128.7)%
(Gain) on disposal of assets, net		(22,574)	22,574	100.0%
Total operating expenses	$2,716,266	$8,772,163	$(6,055,897)	(69.0)%

Operating expenses decreased 68% to $2.7 million in 2010 from $8.8 million in 2009. This decrease was, in part related to the reduction in workforce, resulting in a reduction of compensation related expenses of $995,000, a $1.7 million reduction in the amount of bad debt expense, a reduction of $404,000 in the amount of write-off of intangible assets, $386,000 reduction in legal fees and the gain from the settlement of litigation in the amount of $615,000 in 2010 compared to a loss of $2.1 million in 2009.

General and Administrative

General and administrative expenses for 2010 and 2009 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
General and administrative	$1,914,164	$4,554,435	$(2,640,271)	(58.0)%
Percent of total revenues	186.0%	320.8%

General and administrative expenses decreased 58% to $2.0 million in 2010 from $4.6 million in 2009. The decrease is primarily due to a $1.7 million reduction in the amount of bad debt expense, a reduction of $404,000 in the amount of write-off of  intangible assets, $386,000 reduction in legal fees and the reduction of $105,000 in payroll and  related costs during 2010.

Sales and Marketing

Sales and marketing expenses for 2010 and 2009 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
Sales and marketing	$721,912	$887,999	$(166,087)	(18.7)%
Percent of total revenues	70.2%	62.6%

Sales and marketing expenses decreased 19% to $722,000 in 2010 from $888,000 in 2009. This decrease is primarily attributable to $235,000 reduction in payroll and related costs due to reduction in employee headcount.
Research and Development

Research and development expenses for 2010 and 2009 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
Research and development	$145,820	$586,254	$(440,434)	(75.1)%
Percent of total revenues	14.2%	41.3%

Research and development expenses decreased 75% to $146,000 in 2010 from $586,000 in 2009. This net decrease is primarily attributable to a decrease of $440,000 in wages and benefits during 2010.

Loss on Impairment of Intangible Assets

On a periodic basis, we review our long-lived assets, including intangible assets, for possible impairment. Loss on impairment of intangible assets for 2010 and 2009 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
Loss on impairment of intangible assets	$548,962	$626,685	$(77,723)	(12.4)%
Percent of total revenues	53.4%	44.1%

The loss on impairment of intangible assets in 2010 decreased to $549,000 from $627,000 in 2009.  The decrease is due to the fact that our write-offs of value of intangible assets in 2010 were less than those in 2009 and no further write-offs will be required since all Intangible Assets have been written-off after appropriate review and evaluation by management.

Loss on legal settlements

Loss on legal settlements for 2010 and 2009 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
(Gain) Loss on legal settlements	$(614,592)	$2,139,364	$(2,753,956)	(128.7)%
Percent of total revenues	(59.7)%	150.7%

The loss on legal settlements is primarily attributable to the recognition of the loss derived from the tentative settlement reached on the Class Action lawsuit that was filed against the Company in 2007.

(Gain) on disposal of assets

(Gain) on disposal of assets   for 2010 and 2009 are as follows:

	Years Ended December 31,			Year-Over-Year Change
		2010	2009	Dollars	Percent
(Gain) on disposal of assets	$		(22,574)	$22,574	100.0%
Percent of total revenues	%		1.6%

During 2009, we sold computer equipment to a former customer and recognized a gain; there were no sales of assets during 2010.

Other Income (Expense)

Other income (expense) for 2010 and 2009 comprise the following:

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
Interest expense, net	$(955,633)	$(643,349)	$(312,284)	(48.5)%

Interest expense increased 49% to $956,000 in 2010 from $643,000 in 2009. This net increase was caused by the requirement to borrow additional funds for operations during 2010.

Provision for Income Taxes

We did not record a provision for income tax expense in 2010 or 2009 because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for 2010 or 2009 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding our ability to realize deferred tax assets to warrant a full valuation allowance in our financial statements. As of December 31, 2010, we had approximately $50 million in net operating loss carryforwards, which may be utilized to offset future taxable income.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures and debt service. As of December 31, 2010, our principal sources of liquidity were cash and cash equivalents totaling $1,110,000 and current accounts receivable of $8,900, as compared to $120,000 of cash and cash equivalents and $13,000 in accounts receivable as of December 31, 2009.  As of December 31, 2010, we had drawn $4.0 million on the $6.5 million IDB Bank credit facility, discussed below under “Debt Financing,” leaving approximately $2.5 million available under the credit facility for our operations. Deferred revenue at December 31, 2010 was $22,000 as compared to $46,000 at December 31, 2009.

As of March 18, 2011, our principal sources of liquidity were cash and cash equivalents totaling approximately $279,000 and no accounts receivable. In addition, we had drawn approximately $4.0 million on the IDB Bank credit facility, leaving approximately $2.5 million available under the terms of the credit agreement to fund future operations. As of March 18, 2011, we also have the ability to call up to approximately $2.025 million of additional funding from our convertible noteholders.

Cash Flows

During the year ended December 31, 2010, our working capital deficit decreased by approximately $3,725,000 to $2,850,000 from a working capital deficit of $6,575,000 at December 31, 2009. As described more fully below, the working capital deficit at December 31, 2010 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.

Cash Flows from Operating Activities

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
Net cash used in operating activities	$3,959,212	$3,821,194	$(138,018)	(3.6)%

Net cash used in operating activities increased 4% to $4.0 million in 2010 from $3.8 million in 2009. This increase is primarily attributable to the 2010 decrease in accrued liabilities.

Cash Flows from Investing Activities

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
Net cash used in investing activities	$7,872	$158,765	$(150,893)	(95.0)%

Net cash used in investing activities decreased 95% to $8,000 in 2010 from $159,000 in 2009. This decrease is attributable to the reduction in purchases of furniture and equipment and capitalization of software in 2010 as compared to 2009,

Cash Flows from Financing Activities

	Years Ended December 31,		Year-Over-Year Change
	2010	2009	Dollars	Percent
Net cash provided by financing activities	$4,957,497	$4,081,153	$876,344	21.5%

Net cash provided by financing activities increased 22% to $5 million in 2010 from $4.1 million in 2009. This increase is primarily due to cash raised in 2010 from additional borrowing from bondholders.

The net cash in 2010 from our financing activities was generated through debt financing, as described below.

Debt Financing.

On February 20, 2008, the Company entered into a revolving credit arrangement with Paragon Commercial Bank (“Paragon”) and delivered to Paragon a secured promissory note, dated February 20, 2008 (the “Paragon Note”).  As subsequently amended and modified, the Paragon Note was extended from February 11, 2010 to November 2010. The Paragon line of credit was paid in its entirety in November 2010.

On December 6, 2010, Smart Online, Inc. (the “Company”) entered into a credit facility agreement with IDB Bank (i) a $6,500,000 Promissory Note (the “IDB Note”), as borrower, and (ii) a Letter Agreement for the $6,500,000 Term Loan Facility (the “Letter Agreement”), each with IDB as lender.

 Under the IDB Note and Letter Agreement, IDB will make available to the Company one or more term loan advances in the maximum aggregate principal amount of $6,500,000 (the “IDB Credit Facility”). The IDB Credit Facility is secured by (i) an irrevocable standby letter of credit issued by UBS Switzerland in favor of IDB in the aggregate amount of $2,500,000 and (ii) an irrevocable standby letter of credit issued by UBS Switzerland in favor of IDB in the aggregate amount of $4,000,000 ((i) and (ii), together, the “SBLC”), each issued with Atlas Capital S.A. (“Atlas”) as account party. Atlas and the Company anticipate finalizing in the near future the terms of the Company’s reimbursement of Atlas for any future drawdowns on the SBLC. Any advances drawn on the IDB Credit Facility must be repaid on the earlier of (a) May 31, 2012 or (b) 180 days prior to the expiration date of the SBLC. Interest on each advance under the IDB Credit Facility accrues, at the Company’s election, at either LIBOR plus 300 basis points or IDB’s prime rate plus 100 basis points, provided that the rate of interest for each advance shall never be less than four percent. Interest accrued on each advance is due quarterly and payable in arrears on the last day of each February, May, August and November commencing on the last day of February 2010.

The IDB Credit Facility replaced the Company’s revolving line of credit (the “Paragon Credit Facility”) with Paragon, which was extended by Paragon to November 30, 2010, at which time the Paragon Credit Facility expired and Paragon drew upon the letter of credit securing the Paragon Credit Facility satisfying all of the obligations of the Company to Paragon,  The Company reimbursed Atlas for Paragon’s draw upon the Paragon Letter of Credit in cash out of the proceeds of the IDB Credit Facility, as elected by Atlas pursuant to the Reimbursement Agreement, dated November 10, 2006, between the Company and Atlas, as subsequently amended.    The Company continues to maintain a banking relationship with Paragon through the maintenance of certain operating accounts.

As previously reported in the Company’s filings with the Securities and Exchange Commission, Atlas Capital is a beneficial owner of 10% or more of the Common Stock of the Company, and the holder of a majority of the aggregate outstanding principal amount (the “Requisite Percentage Holder”) of the convertible secured subordinated notes , as amended, (the “Notes”) under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007 (as amended, the “Note Purchase Agreement”), between the Company and the convertible noteholders, under which the Company is entitled to elect to sell to the convertible noteholders, and the convertible noteholders are obligated to buy, Notes.  The terms of the Note Purchase Agreement and the Notes were previously described, as applicable, in the Form 10-Q filed by the Company on November 14, 2007, and the Forms 8-K filed by the Company on November 21, 2008, February 25, 2009 and March 8, 2010.

Sales of Notes to the convertible noteholders are subject to certain conditions, including the absence of events or conditions that could reasonably be expected to have a material adverse effect on the ability of the Company to perform its obligations under the Note Purchase Agreement.

As of December 31, 2010, the Company had $12.5 million aggregate principal amount of Notes due November 14, 2013 outstanding, after the $200,000 reduction of such current outstanding debt on account of the sale-leaseback described in Item 4, Note 8 Commitments and Contingencies, below. The Notes have been sold as follows:

	Through the Year ending December 31, 2010
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Original Due Date	Restated due Date
Atlas Capital	November 14, 2007	$2,050,000	8%	11/14/2010	11/14/2013
Crystal Management	November 14, 2007	$500,000	8%	11/14/2010	11/14/2013
William Furr	November 14, 2007	$250,000	8%	11/14/2010	11/14/2013
Blueline Fund	November 14, 2007	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	August 12, 2008	$1,250,000	8%	11/14/2010	11/14/2013
Crystal Management	August 12, 2008	$250,000	8%	11/14/2010	11/14/2013
UBP, Union Bancaire Privee	November 21, 2008	$250,000	8%	11/14/2010	11/14/2013
HSBC Private Bank (Suisse), SA	November 21, 2008	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	January 6, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	February 24, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	April 3, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	June 2, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	July 16, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	August 26, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	September 8, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	October 5, 2009	$250,000	8%	11/14/2010	11/14/2013
UBP, Union Bancaire Privee	October 9, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	November 6, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	December 23, 2009	$750,000	8%	11/14/2010	11/14/2013
Atlas Capital	February 11, 2010	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	April 1, 2010	$350,000	8%	11/14/2013
Atlas Capital	June 2, 2010	$600,000	8%	11/14/2013
Atlas Capital	July 1, 2010	$250,000	8%	11/14/2013
Atlas Capital	August 13, 2010	$100,000	8%	11/14/2013
Atlas Capital	August 30, 2010	$200,000	8%	11/14/2013
Atlas Capital	September 14, 2010	$300,000	8%	11/14/2013
Atlas Capital	September 30, 2010	$300,000	8%	11/14/2013
Atlas Capital	November 9, 2010	$300,000	8%	11/14/2013

The Company may sell up to $15.3 million aggregate principal amount of Notes to new convertible noteholders or existing noteholders with an outside maturity date of November 14, 2013.  In addition, the maturity date definition for each of the Notes is the date upon which the note is due and payable, which is the earlier of (1) November 14, 2013, (2) a change of control, or (3) if an event occurs, the date upon which noteholders accelerate the indebtedness evidenced by the Notes.  The conversion price for each outstanding Note and any additional Note sold in the future is the same and set at the lowest applicable conversion price for all the Notes, determined according to the formula described below.

On February 7, 2011, the Company sold a Note to Atlas in the principal amount of $250,000, and on March 4, 2011, the Company sold a Note to Atlas in the principal amount of $325,000, each due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.

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

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional Notes, and a bank line of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit (which expires August 2010, as described above), placement of a new line of credit and additional issuances of notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.  If the tentative Class Action settlement is finalized, current shareholders will be further diluted due to the issuance of an additional 1,475,000 shares of common stock pursuant to the terms of the tentative agreement.

Going Concern

Our independent registered public accountants have issued an explanatory paragraph in their report included in this Annual Report on Form 10-K for the year ended December 31, 2010 in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Recent Developments

On February 7, 2011, the Company sold a Note to Atlas in the principal amount of $250,000, and on March 4, 2011, the Company sold a Note to Atlas in the principal amount of $325,000, each due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Smart Online, Inc.

We have audited the accompanying balance sheets of Smart Online, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Raleigh, North Carolina
March 30, 2011

SMART ONLINE, INC.
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,110,209	$119,796
Accounts receivable, net	8,931	13,056

Prepaid expenses	164,692	240,840
Total current assets	1,283,832	373,692
Property and equipment, net	202,922	258,450
Capitalized software, net	-	450,782

Prepaid expenses, non-current	-	110,700
Intangible assets, net	-	150,000
Other assets	5,000	2,496
TOTAL ASSETS	$1,491,754	$1,346,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$551,759	$518,309
Notes payable	40,564	1,964,281
Deferred revenue	22,271	40,115
Accrued liabilities – Nouri	-	1,802,379
Accrued liabilities	3,519,376	2,623,959
Total current liabilities	4,133,970	6,949,043
Long-term liabilities:
Notes payable	16,666,469	9,785,255
Deferred revenue	294	5,601
Total long-term liabilities	16,666,763	9,790,856
Total liabilities	20,800,733	16,739,899
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, 0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,342,542 and 18,332,542 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	18,343	18,333
Additional paid-in capital	67,070,568	67,036,836
Accumulated deficit	(86,397,890)	(82,448,948)
Total stockholders’ deficit	(19,308,979)	(15,393,779)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,491,754	$1,346,120

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Year Ended December 31, 2009
REVENUES:
Subscription fees	$482,219	$756,233
Professional service fees	82,425	335,079
License fees	224,500	45,000
Hosting fees	137,788	156,053
Other revenue	101,947	127,137
Total revenues	1,028,879	1,419,502

COST OF REVENUES	1,305,922	1,544,861

GROSS PROFIT (LOSS)	(277,043)	(125,359)

OPERATING EXPENSES:
General and administrative	1,914,164	4,554,435
Sales and marketing	721,912	887,999
Research and development	145,820	586,254
Loss on impairment of intangible assets and capitalized software	548,962	626,685
Loss on legal settlements	(614,592)	2,139,364
(Gain) on disposal of assets, net	-	(22,574)

Total operating expenses	2,716,266	8,772,163

LOSS FROM OPERATIONS	(2,993,309)	(8,897,522)

OTHER INCOME (EXPENSE):
Interest expense, net	(955,633)	(643,349)

Total other expense	(955,963)	(643,349)

NET LOSS	$(3,948,942)	$(9,540,871)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.22)	$(0.52)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and fully diluted	18,342,542	18,332,542

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,948,942)	$(9,540,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,229	502,881
Amortization of deferred financing costs	-	-
Bad debt expense	519,956	2,129,198
Stock-based compensation	33,730	92,339
Gain on disposal of assets	-	(22,574)
Loss on impairment of intangible assets	548,962	626,685
Changes in assets and liabilities:
Accounts receivable	(458,536)	228,451
Unbilled receivables	(57,295)	(3,167,538)
Prepaid expenses	186,848	196,132
Other assets	(2,501)	(762)
Accounts payable	33,450	1,534,153
Deferred revenue	(24,934)	(345,614)
Accrued and other expenses	(905,179)	3,946,326
Net cash used in operating activities	(3,959,212)	(3,821,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,872)	(14,565)
Proceeds from sale of furniture and equipment	-	45,362
Capitalized software	-	(189,562)
Net cash used in investing activities	(7,872)	(158,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings	11,840,519	11,284,045
Repayments of debt borrowings	(6,883,022)	(7,202,892)

Net cash provided by financing activities	4,957,497	4,081,153

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	990,413	101,194
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	119,796	18,602
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,110,209	$119,796

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,014,521	$657,644

Supplemental schedule of non-cash financing activities:

Assets acquired under capital lease	$-	$200,000

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional
	Shares	$0.001 Par Value	Paid-In Capital	Accumulated Deficit	Totals
BALANCES, DECEMBER 31, 2008	18,333,601	18,334	$66,945,588	$(72,908,077)	$(5,944,155)

Equity-based compensation	-	-	92,340	-	92,340
Cancellations of unvested restricted share issuances and forfeitures for payment of tax obligations	(1,059)	(1)	(1,092)	-	(1,093)
Net loss				(9,540,871)	(9,540,871)
BALANCES, DECEMBER 31, 2009	18,332,542	18,333	$67,036,836	$(82,448,948)	$(15,393,779)

Equity-based compensation	10,000	10	33,732	-	33,742

Net loss				(3,948,942)	(3,948,942)
BALANCES, DECEMBER 31, 2010	18,342,542	18,343	$67,070,568	$(86,397,890)	$(19,308,979)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.	SUMMARY OF BUSINESS AND DESCRIPTION OF GOING CONCERN

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2010 and 2009, the Company incurred net losses as well as negative cash flows, is involved in a class action lawsuit (See Note 7, “Commitments and Contingencies”), and at December 31, 2010 and 2009, had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. At December 31, 2010, the Company does have a commitment from its secured subordinated noteholders to purchase up to an additional $2.6 million in convertible notes, of which $575,000 was issued through March 18, 2011 (Note 12). The Company’s future plans include the introduction of its new industry-standard platform, the development of additional new products and applications, and further enhancement of its existing small-business applications and tools.

2.	SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Company’s fiscal year ends December 31. References to fiscal 2010, for example, refer to the fiscal year ending December 31, 2010.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued, the period over which revenue is generated and the determination of allowances on our deferred tax assets. Actual results could differ materially from those estimates.

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

Intangible Assets and Goodwill - Intangible assets consist of the iMart trade name obtained through the acquisition of iMart Incorporated (“iMart”). The Company also owns several copyrights and trademarks related to products, names, and logos used throughout its non-acquired product lines. Management has reviewed the value of each asset and all values have been written off as of December 31, 2010.

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

In 2010, management determined to rebrand the product line that previously used  the iMart trade name.  Based upon that decision the value of the iMart trade name was impaired and therefore the remaining value of $150,000 was written off and recognized as an operating expense in 2010.

Revenue Recognition – We derive revenue primarily from subscription fees charged to customers accessing our SaaS applications; professional service fees, consisting primarily of consulting; the perpetual or term licensing of software platforms or applications; and hosting and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. We license, sell, lease, or otherwise market computer software that is more than incidental to the underlying customer arrangement.  Accordingly, we account for those arrangements in accordance with ASC Subtopic 985-605.  For arrangements that do not have vendor specific objective evidence of fair value (VSOE) for the delivered element in our arrangements  (when applicable), , we use the residual method to allocate revenue to the delivered element(s) in our arrangements when VSOE exists for all undelivered elements in that arrangement  If we cannot determine or maintain sufficient VSOE for an element, it could impact revenues, as we may be required to defer all or a portion of the revenue from the delivered items in a  multiple-element arrangement.

We also enter into multiple-element arrangements where some of the elements are within the scope of ASC Subtopic 605-25 for purposes of the separation and allocation of the related revenue and other elements in the arrangement are within the scope of other Codification Topics.  For these arrangements, we follow the guidance in ASC Subtopic 605-25 to determine whether we can separate and allocate the revenue for those elements within the scope of other Codification Topics (e.g. ASC Subtopic 985-605) from those within the scope of ASC Subtopic 605-25.

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

Under US GAAP, provided the arrangement does not require significant development, modification, or customization, we recognize revenue when all of the following criteria have been met:

      1.     persuasive evidence of an arrangement exists

      2.     delivery has occurred

      3.     the fee is fixed or determinable

      4.     collectability is probable

If at the inception of an arrangement the fee is not fixed or determinable, we defer revenue until the arrangement fee becomes due and payable. If we determine collectability is not probable, we defer revenue until we receive payment or collection becomes probable, whichever is earlier. The determination of whether fees are collectible requires judgment of our management, and the amount and timing of revenue recognition may change if different assessments are made.

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

Beginning in May 2008, the Company determined that it was strategically desirable to develop an industry-standard platform and to enhance the current SaaS applications. A detailed design plan indicated that the product was technologically feasible. As of December 31, 2009, the total capitalized amount was $450,782.  During 2010, management reviewed the market possibilities for the sale of the software and the potential additional investment that may be required in the future.  The decision was made to abandon the product line and therefore the entire amount was expensed during 2010.

US GAAP establishes accounting and reporting standards for research and development. Costs incurred to search for new revenue producing products or services, to significantly improve an existing product, and to formulate design plans in an effort to establish technological feasibility are expensed in the period they are incurred.

Advertising Costs - The Company expenses all advertising costs as they are incurred. The amounts charged to sales and marketing expense during 2010 and 2009 were $114,586 and $18,306, respectively.

Stock-Based Compensation – The Company uses the US GAAP Modified Prospective Approach for the recognition of stock based compensation. Total stock-based compensation expense recognized was $33,730 and $93,339 for the years ended December 31, 2010 and 2009, respectively.

In computing the impact of stock-based compensation expense, the fair value of each award is estimated on the date of grant based on the Black-Scholes option-pricing model utilizing certain assumptions for a risk-free interest rate, volatility, and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, in future grants, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different.  In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The fair value of option grants under the Company’s equity compensation plan during the years ended December 31, 2010 and 2009 were estimated using the following weighted average assumptions:

	Year Ended December 31,
	2010	2009
Dividend yield	0.0%	0.0%
Expected volatility	96.1%	200.0%
Risk-free interest rate	2.65%	2.75%
Expected lives (years)	4.0	4.0

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

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of stock options, totaling 283,000 and 132,500 shares on December 31, 2010 and 2009 respectively, were excluded from the calculation of common equivalent shares, as the impact was anti-dilutive.

Recently Issued Accounting Pronouncements – No new significant accounting policies were adopted during 2010.

In 2011, the following recently issued standards could have a significant impact:

-ASU 2009-13 – Amends FASB ASC 605-25 Revenue Recognition-Multiple-Element Arrangements. Establishes a selling price hierarchy for determining the selling price of a deliverable. Eliminates the residual method of allocation and requires allocation to be determined at inception using the relative selling price method. Also expands required disclosures.
- ASU 2009-14 – Changes the accounting model for revenue arrangements that include both tangible and software elements. Tangible products containing software components that function together to deliver the tangible product’s essential functionality are now excluded from FASB ASC 9850695 Software-Revenue Recognition.

Segment reporting

The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information. Accordingly, in accordance with US GAAP, the Company has determined that it has a single reporting segment and operating unit structure, specifically the provision of an on-demand suite of integrated business management software services.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The value hierarchy prescribed by the accounting literature contains three levels as follows:

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

The Company reviews property and equipment impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  During 2010 and 2009, the Company recognized impairment charges of $548,962 and $626,685 respectively, based on Level 3 analysis.  In the current year, impairment charges were recognized in full against customer lists because of the loss of significant customers.  (See Note 5)

3.	BALANCE SHEET ACCOUNTS

Accounts Receivable

	December 31
	2010	2009
Accounts receivable	$744,320	$403,250
Unbilled receivable	-	432,317
Total Accounts receivable	744,320	835,567
Allowance for doubtful accounts	(735,389)	(822,511)
	$8,931	$13,056

Unbilled receivables represent costs incurred on a development agreement with a Customer.  The company has not recognized any revenue as the appropriate revenue recognition criteria has not been met.

Prepaid Expenses

In July 2008, the Company entered into a 36-month sublease agreement for approximately 9,837 square feet of office space in Durham, North Carolina near Research Triangle Park, into which the Company relocated its headquarters in September 2008. The agreement included the conveyance of certain furniture to the Company without a stated value and required a lump-sum, upfront payment of $500,000 that was made in September 2008. Management has assessed the fair market value of the furniture to be approximately $50,000, and this amount was capitalized and is subject to depreciation in accordance with the Company’s fixed asset policies. The remainder of the payment was recorded as prepaid expense; with the portion, relating to rent for periods beyond the next 12 months classified as non-current, and is being amortized to rent expense over the term of the lease.  (See Note 7)

Accrued Liabilities

At December 31, 2010, the Company had accrued liabilities totaling $3,519,376. This amount consisted primarily of $75,436 of liability accrued related to the development of the Company’s custom accounting application;  $24,139 related to other accrued items, $1,400,000 related to legal reserves for the settlement of legal fees on behalf of former officers and employees, Michael Nouri and Eric Reza Nouri, both of whom were convicted on criminal charges brought by the US Department of Justice; $3,406 for accrued payroll and related costs; $141,985 of convertible note interest payable; and $1,874,500 for the estimated settlement costs of the class action lawsuit.   (See Note 12)

At December 31, 2009, the Company had accrued liabilities totaling $4,426,338. This amount consisted primarily of $99,453 of liability accrued related to the development of the Company’s custom accounting application; $1,802,379 related to legal reserves for the settlement of legal fees on behalf of Michael Nouri and Eric Reza Nouri,; $152,657 for accrued legal fees related to the defense; $71,159 for accrued payroll and related costs; and $102,647 of convertible note interest payable and $2,149,500 for the estimated settlement costs of the class action lawsuit.   (See Note 12)

Deferred Revenue

Deferred revenue comprises the following items:
•	Subscription fees– Short-term and long-term portions of cash received related to one- or two-year subscriptions for domain names and/or e-mail accounts.

•
License fees– Licensing revenue where customers did not meet all the criteria for income recognition under current US GAAP. Such deferred revenue will be recognized when delivery has occurred and collectability becomes probable.

•
Professional service  fees– A customer that purchased a license and paid professional service fees during 2008 to develop a customized application decided in the latter part of 2008 to move the application to the Company’s new technology platform. In connection with this new arrangement, the customer desires customization beyond the original scope of the project and will be responsible for a monthly fee to maintain the application starting in the first quarter of 2010. This deferred revenue represents the difference between earned fees and unearned license and professional service fees that were recognized as professional service fees revenue in 2009.

The components of deferred revenue for the periods indicated were as follows:

	December 31, 2010	December 31, 2009

Subscription fees	$22,565	$40,115
License fees	-	5,601
Totals	$22,565	$45,716

Current portion	$22,271	$40,115
Non-current portion	294	5,601
Totals	$22,565	$45,716

4.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

Property and equipment consists of the following:

	December 31, 2010	December 31, 2009
Computer hardware	$145,829	$141,793
Computer software	291,436	291,436
Furniture and fixtures	88,946	88,946
Office equipment	17,006	16,172
Leasehold improvements	53,279	53,279
	596,496	591,626
Less accumulated depreciation	(393,574)	(333,176)
Property and equipment, net	$202,922	$258,450

Capitalized software consists of the following:

	December 31, 2010	December 31, 2009
Capitalized software	$-	$483,657
Less accumulated amortization	-	(32,875
Capitalized software, net	$-	$450,782

Depreciation expense for the years ended December 31, 2010 and 2009 was $63,409 and $99,320, respectively.

The entire remaining amount of the capitalized software was written off as an impairment of assets during 2010; the Company recognized $51,820 of amortization expense for the year ending December 31, 2010.  As of July 10, 2009, the Company released the products previously included in the capitalized software.  The Company recognized amortization expense of $32,875 for the year ending December 31. 2009.
5.	INTANGIBLE ASSETS

The following table summarizes information about intangible assets at December 31, 2010:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments)
Customer bases	$1,944,347	6.2	$(626,685)	$1,317,662	$-
Acquired technology	501,264	3	-	501,264	-
Totals	$2,445,611		$(626685)	$1,818,926	$-

The following table summarizes information about intangible assets at December 31, 2009:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments)
Customer bases	$1,944,347	6.2	$(626,685)	$1,317,662	$-
Acquired technology	501,264	3	-	501,264	-
Non-compete agreement	801,785	4	-	801,785	-
Trademarks and copyrights	52,372	9.7	-	52,372	-
Trade name	150,000	N/A	-	N/A	150,000
Totals	$3,449,768		$(626,685)	$2,673,083	$150,000

For the years ended December 31, 2010 and 2009, the aggregate amortization expense on the above intangibles was approximately $51,820 and $403,560, respectively. The aggregate amortization expense for the years ended December 31, 2011through 2015 is expected to be $0 for each respective year.

6.	NOTES PAYABLE

As of December 31, 2010, the Company had notes payable totaling $16,707,033. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	Total	Maturity	Rate
Paragon Commercial Bank credit line	$-	$-	$-	-	-
IDB Bank		4,000,000	4,000,000	May 2012	4%
Insurance premium note	21,778	-	21,778	June 2011	7%
Various capital leases	18,786	166,469	185,255	Various	8.0-18.9%
Convertible notes	-	12,500,000	12,500,000	Nov 2013	8.0%
Totals	$40,564	$16,666,469	$16,707,033

As of December 31, 2009, the Company had notes payable totaling $11,749,536. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	Total	Maturity	Rate
Paragon Commercial Bank credit line	$1,884,110	$-	$1,884,110	Aug 2010	6.5%
Insurance premium note	42,632	-	42,632	Jun 2010	5.4%
Various capital leases	37,539	185,255	222,794	Various	8.0-18.9%
Convertible notes	-	9,600,000	9,600,000	Nov 2013	8.0%
Totals	$1,964,281	$9,785,255	$11,749,536

Convertible Notes

On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of initial Notes due November 14, 2010. In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal of convertible secured subordinated Notes in future closings upon approval and call by our Board of Directors. On August 12, 2008, we exercised our option to sell $1.5 million aggregate principal of additional Notes due November 14, 2010 to existing noteholders, with substantially the same terms and conditions as the Notes sold in 2007. In connection with the sale of the additional Notes, the noteholders holding a majority of the aggregate principal amount of the convertible secured subordinated Notes then outstanding agreed to increase the aggregate principal amount of convertible secured subordinated Notes that they are committed to purchase from $8.5 million to $15.3 million.

	As of December 31, 2010
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Original Due Date	Restated due Date
Atlas Capital	November 14, 2007	$2,050,000	8%	11/14/2010	11/14/2013
Crystal Management	November 14, 2007	$500,000	8%	11/14/2010	11/14/2013
William Furr	November 14, 2007	$250,000	8%	11/14/2010	11/14/2013
Blueline Fund	November 14, 2007	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	August 12, 2008	$1,250,000	8%	11/14/2010	11/14/2013
Crystal Management	August 12, 2008	$250,000	8%	11/14/2010	11/14/2013
UBP, Union Bancaire Privee	November 21, 2008	$250,000	8%	11/14/2010	11/14/2013
HSBC Private Bank (Suisse), SA	November 21, 2008	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	January 6, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	February 24, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	April 3, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	June 2, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	July 16, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	August 26, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	September 8, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	October 5, 2009	$250,000	8%	11/14/2010	11/14/2013
UBP, Union Bancaire Privee	October 9, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	November 6, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	December 23, 2009	$750,000	8%	11/14/2010	11/14/2013
Atlas Capital	February 11, 2010	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	April 1, 2010	$350,000	8%	11/14/2013
Atlas Capital	June 2, 2010	$600,000	8%	11/14/2013
Atlas Capital	July 1, 2010	$250,000	8%	11/14/2013
Atlas Capital	August 13, 2010	$100,000	8%	11/14/2013
Atlas Capital	August 30, 2010	$200,000	8%	11/14/2013
Atlas Capital	September 14, 2010	$300,000	8%	11/14/2013
Atlas Capital	September 30, 2010	$300,000	8%	11/14/2013
Atlas Capital	November 9, 2010	$300,000	8%	11/14/2013
Less – lease conversion	September 4, 2009	$(200,000)
Total Convertible Notes		12,500,000

On February 24, 2009, the maturity date definition for each of the Notes was changed from November 14, 2010 to the date upon which the note is due and payable, which is the earlier of (1) November 14, 2010, (2) a change of control, or (3) if an event of default occurs, the date upon which noteholders accelerate the indebtedness evidenced by the Notes. The formula for calculating the conversion price of the Notes was also amended such that the conversion price of each outstanding note and any additional note sold in the future would be the same and set at the lowest applicable conversion price, as described below.

On September 4, 2009, the Company entered into a sale transaction whereby it sold its computer equipment, furniture, fixtures and certain personal property located at its principal executive offices in Durham, North Carolina (collectively, the “Equipment”) on an “as-is, where is” basis to the holders of the Company’s  Notes, on a ratable basis in proportion to their respective holdings of Notes, for $200,000 (“Purchase Price”). The Purchase Price was paid through a $200,000 reduction, on a ratable basis, in the outstanding aggregate principal amount of the Notes, which principal amount was $7.8 million immediately before giving effect to this sale. The Purchase Price represented the fair market value of the Equipment based on an independent appraisal of the Equipment by Dynamic Office Services and Coastal Computers, which are not affiliated with the Company.

The foregoing Equipment served as a portion of the collateral securing the Company’s obligations under the Notes. The Noteholders and their collateral agent consented to the partial release of collateral consisting of the Equipment in order to effectuate the sale.

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

Lines of Credit

On December 6, 2010, the “Company entered into (i) a $6,500,000 Promissory Note (the “IDB Note”), as borrower, and (ii) a Letter Agreement for the $6,500,000 Term Loan Facility (the “Letter Agreement”), each with Israel Discount Bank of New York (“IDB”) as lender.

 Under the IDB Note and Letter Agreement, IDB will make available to the Company one or more term loan advances in the maximum aggregate principal amount of $6,500,000 (the “IDB Credit Facility”). The IDB Credit Facility is secured by  two irrevocable standby letters of credit issued by UBS Switzerland in favor of IDB in the aggregate amount of $6,500,000 (the “SBLC”), each issued with Atlas Capital S.A. (“Atlas”) as account party. Atlas and the Company anticipate finalizing in the near future the terms of the Company’s reimbursement of Atlas for any future drawdowns on the SBLC. Any advances drawn on the IDB Credit Facility must be repaid on the earlier of (a) May 31, 2012 or (b) 180 days prior to the expiration date of the SBLC. Interest on each advance under the IDB Credit Facility accrues, at the Company’s election, at either LIBOR plus 300 basis points or IDB’s prime rate plus 100 basis points, provided that the rate of interest for each advance shall never be less than four percent. Interest accrued on each advance is due quarterly and payable in arrears on the last day of each February, May, August and November commencing on the last day of February 2011.

 The IDB Credit Facility replaced the Company’s revolving line of credit (the “Paragon Credit Facility”) with Paragon, which expired on November 30, 2010, at which time Paragon drew upon the letter of credit securing the Paragon Credit Facility and satisfied all of the obligations of the Company to Paragon.  The Company reimbursed Atlas, as account party under the letter of credit, for Paragon’s draw upon the letter of credit with cash out of the proceeds from an advance under the IDB Credit Facility

7.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through July 2019. Total amounts financed under these capital leases were $185,255 and $222,794 at December 31, 2010 and 2009, respectively, net of accumulated amortization of $37,539 and $709, respectively. The current and non-current portions of the capital leases have been recorded in current and long-term portions of notes payable on the balance sheets as of December 31, 2010 and 2009. See also Note 6, “Notes Payable.”

In 2008, the Company entered into a non-cancelable sublease with a remaining term of 36 months to relocate its North Carolina headquarters to another facility near Research Triangle Park. As described in Note 3, “Balance Sheet Accounts,” the Company prepaid the lease and purchased existing furniture and fixtures for a lump-sum payment of $500,000, of which $450,080 was allocated to rent and is being amortized monthly over the remaining term of the lease.  The Company also had a non-cancelable lease through October 2009 for an apartment near its headquarters that is utilized by its out of town executives and members of its Board of Directors.  The lease was terminated in 2010.  The total lease expense for 2010 was $3,100.

As discussed in Note 6, on September 4, 2009, the Company entered into a sale transaction whereby it sold equipment to its noteholders for $200,000.  The Purchase Price was paid through a $200,000 reduction, on a ratable basis, in the outstanding aggregate principal amount of the Notes

Rent expense for the years ended December 31, 2010 and 2009 was $208,443 and $186,515, respectively.

Development Agreement

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application. In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company’s common stock based upon the developer attaining certain milestones. This agreement was modified on March 26, 2008 to adjust the total number of shares issuable under the agreement to 29,014. As of December 31, 2010, the Company had paid $484,834 and issued 3,473 shares of common stock related to this obligation.

Legal Proceedings

The Company is subject to claims and suits that arise from time to time in the ordinary course of business.

On October 18, 2007, Robyn L. Gooden filed a purported class action lawsuit in the United States District Court for the Middle District of North Carolina naming the Company, certain of its current and former officers and directors, Maxim Group, LLC, Jesup & Lamont Securities Corp. and Sherb & Co. (our former independent registered  accounting firm) as defendants. The lawsuit was filed on behalf of all persons other than the defendants who purchased the Company’s securities from May 2, 2005 through September 28, 2007 and were damaged. The complaint asserted violations of federal securities laws, including violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The complaint asserted that the defendants made material and misleading statements with the intent to mislead the investing public and conspired in a fraudulent scheme to manipulate trading in the Company’s stock, allegedly causing plaintiffs to purchase the stock at an inflated price. The complaint requested certification of the plaintiff as class representative and sought, among other relief, unspecified compensatory damages including interest, plus reasonable costs and expenses including counsel fees and expert fees. On June 24, 2008, the court entered an order appointing a lead plaintiff for the class action. On September 8, 2008, the plaintiff filed an amended complaint that added additional defendants who had served as directors or officers of the Company during the class period as well as the Company’s independent auditor.

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the "Stipulation") with the lead plaintiff in the pending securities class action. Also included in the settlement are all the current and former officers, directors, shareholders and employees of the Company who had also been named as defendants in the securities class action, as well as Maxim Group. The Stipulation provides for the settlement of the securities class action on the terms described below. The United States District Court for the Middle District of North Carolina issued an order preliminarily approving the settlement on January 13, 2011 and the final settlement hearing is scheduled for May 11, 2011.

The Stipulation provides for the certification of a class consisting of all persons who purchased the Company's publicly-traded securities between May 2, 2005 and September 28, 2007, inclusive. The settlement class will receive total consideration of a cash payment of $350,000 to be made by the Company, a cash payment of $112,500 to be made by Maxim Group, the transfer from Henry Nouri to the class of 25,000 shares of Company common stock and the issuance by the Company to the class of 1,475,000 shares of Company common stock. Under the terms of the Stipulation, counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares on one day or 50,000 shares in 30 calendar days. Subject to the terms of the Stipulation, we paid the lead plaintiff $75,000 on July 14, 2010, $100,000 on September 15, 2010, $100,000 on December 14, 2010 and $75,000 on March 14, 2011.

The stipulation provides that all claims against the settling defendants will be dismissed with prejudice. The claims of the lead plaintiff against Jesup & Lamont Securities Corp. and the Company’s former independent registered public accounting firm, Sherb & Co., are not being dismissed and will continue. The Stipulation contains no admission of fault or wrongdoing by the Company or the other settling defendants.

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

On January 13, 2011(the “Effective Date”), the United States District Court, Middle District of North Carolina, presiding over the Class Action suit,  issued the Order Preliminarily Approving Settlement and Providing Notice.
Based upon the Nouri Settlement Agreement, and the January 13, 2011 United States District Court, Middle District of North Carolina Order Preliminarily Approving Settlement and Providing Notice, the following amounts were paid to the Nouri law firm: the amount of $500,000 was paid on January 22, 2011 and $75,000 was paid on March 16, 2011, and an additional  $825,000 is payable in eleven fixed monthly installments of $75,000 based on the Effective Date, with the last four scheduled installments totaling $300,000 subject to reduction to the extent that fees and disbursements for the Nouris’ appeal are below certain levels or if the appeal is not taken to final adjudication. The Settlement Agreement provides for the exchange of mutual releases by the parties.

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

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2010, it had 18,342,542 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at December 31, 2010 and 2009.

Warrants

The Company entered into a Stock Purchase Warrant and Agreement (the “Warrant Agreement”) with Atlas on January 15, 2007. Under the terms of the Warrant Agreement, Atlas received a warrant containing a provision for cashless exercise to purchase up to 444,444 shares of the Company’s common stock at $2.70 per share upon the occurrence of certain events. The fair value of the warrant was $734,303 as measured using the Black-Scholes option-pricing model at the time the warrant was issued. This amount was recorded as deferred financing costs and was amortized to interest expense through August 2008. In consideration for Atlas providing the Paragon line of credit, the Company agreed to amend the Warrant Agreement to provide that the warrant was exercisable within 30 business days of the termination of the Paragon line of credit or if the Company is in default under the terms of the line of credit. Atlas did not exercise the warrants after the termination of the Paragon line of credit.

As part of the commission paid to Canaccord Adams, Inc. (“CA”), the Company’s placement agent in a transaction that closed in February 2007, CA was issued a warrant to purchase 35,000 shares of the Company’s common stock at an exercise price of $2.55 per share. This warrant contains a provision for cashless exercise and must be exercised by February 21, 2012. CA and the Company also entered into a Registration Rights Agreement (the “CA RRA”). Under the CA RRA, the shares issuable upon exercise of the warrant must be included on the same registration statement the Company was obligated to file under a previous registration rights agreement, but CA was not entitled to any penalties for late registration or effectiveness.

As of December 31, 2010, warrants to purchase up to 479,444 shares were outstanding.

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

On February 1, 2010, the Board of Directors approved the grant of an option to purchase 75,000 shares to Mr. Bob Dieterle, newly hired General Manager and Vice President of Operations, with an initial vesting date of February 1, 2011.

On March 26, 2010, the Board of Directors approved the grant of an option to purchase 30,000 shares to Mr. Dror Zoreff, Chairman of the Board of Directors and Interim Chief Executive Officer, and the option to purchase 20,000 shares to Mr. Amir Elbaz, Chairman of the Audit Committee and member of the Board of Directors with an initial vesting date of March 26, 2010, as a result $22,485 of expense is recognized in 2010.

On October 21, 2010, the Board of Directors approved the grant of additional options to current employees who have been with the Company for six months or longer as of October 1, 2010. The number of options, representing the right to purchase an aggregate of 68,000 shares, varied by employee, responsibility and length of service.  The initial vesting date for the majority of the options is January 15, 2011..

A total of 42,500 incentive stock options were canceled during the year ended December 31, 2010 due to resignations and terminations.

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

During the second quarter of 2010, we issued 10,000 restricted shares of stock to Mr. Shlomo Elia for his services as a member of the Board of Directors. No other shares of restricted stock were issued. There were no shares of restricted stock canceled during 2010 due to terminations and payment of employee tax obligations resulting from share vesting. At December 31, 2010, there was $2,850 of unvested expense yet to be recorded related to all restricted stock outstanding.

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

1998 Stock Option Plan

At December 31, 2010, no options to purchase shares of common stock were outstanding under the 1998 Plan.  .  There are no remaining authorized shares to be issued under the 1998 Plan.

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

A summary of the status of the stock option issuances as of December 31, 2010 and 2009, and changes during the periods ended on these dates is as follows:

	Shares	Weighted Average Exercise Price
BALANCE, December 31, 2008	271,250	$5.89
Granted	40,000	1.10
Exercised	-	-
Canceled	(178,750)	6.02
BALANCE, December 31, 2009	132,500	4.43
Granted	193,000	1.13
Exercised	-	-
Canceled	(42,500)	3.31
BALANCE, December 31, 2010	283,000	$2.34

The following table summarizes information about stock options outstanding at December 31, 2010:

				Currently Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.10	68,000	10	$1.10	-	$-
$1.14	125,000	10	$1.14	-	$-
From $2.50 to $3.50	45,000	5.3	$3.31	45,000	$3.31
$5.00	25,000	4.3	$5.00	25,000	$5.00
$8.61	20,000	4.5	$8.61	20,000	$8.61
Totals	283,000	6.5	$2.84	90,000	$4.96

At December 31, 2010, there remains $125,884 of unvested expense yet to be recorded related to all incentive stock options outstanding, which will be recognized through 2014.   The outstanding options have no intrinsic value at December 31, 2010.

Dividends - The Company has not paid any cash dividends through December 31, 2010.

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

The balances of deferred tax assets and liabilities are as follows:

	December 31, 2010	December 31, 2009
Net current deferred income tax assets related to:
Depreciation	$113,000	$269,000
Stock-based expenses	226,000	226,000
Accrued liabilities – litigation expenses	-	2,260,000
Net operating loss carryforwards	19,241,000	19,241,000
Total	19,580,000	21,996,000
Less valuation allowance	(19,580,000)	(21,996,000)
Net current deferred income tax	$-	$-

Under US GAAP, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Tax benefit computed at statutory rate of 34%	$(1,343,000)	$(3,244,000)
State income tax benefit, net of federal effect	(180,000)	(434,000)
Change in valuation allowance	1,323,000	3,480,000
Permanent differences:
Stock based compensation	(13,000)	(36,000)
Intangible impairment	212,000	233,000
Other permanent differences	1,000	1,000
Totals	-	-

As of December 31, 2010, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $50 million, which expire between 2011 and 2029. For state tax purposes, the NOL carryforwards expire between 2011 and 2023. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The Company has reviewed its tax position and has determined that it has no significant uncertain tax positions at December 31, 2010.

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Year Ended December 31, 2010
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$399,764	39%
Customer C	Subscription fees	171,107	17%
Customer D	Professional services	305,000	30%
Others	Others	153,008	14%
Total		$1,028,879	100%

		Year Ended December 31, 2009
	Revenue Type	Revenues	% of Total Revenues
Customer A	Professional services	$275,111	19%
Customer B	Subscription fees	404,485	29%
Customer C	Subscription fees	353,293	25%
Customer D	Professional services	186,478	13%
Others	Others	200,135	14%
Total		$1,419,502	100%

As of December 31, 2010, one customer accounted for 100% of accounts receivable. As of December 31, 2009, one customer accounted for 91% of accounts receivable, respectively.

11.	EMPLOYEE BENEFIT PLAN

All full time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $9,625 and $8,756 to the plan during 2010 and 2009, respectively.

12.	SUBSEQUENT EVENTS

On January 13, 2011, the United States District Court, Middle District of North Carolina, presiding over the Class Action suit, issued the Order Preliminarily Approving Settlement and Providing Notice.

Based upon the Nouri Settlement Agreement, and the January 13, 2011, Order Preliminarily Approving Settlement and Providing Notice, the following amounts were paid to the Nouri law firm: the amount of $500,000 was paid on January 22, 2011 and $75,000 was paid on March 16, 2011.

On February 7, 2011, the Company sold an additional convertible secured subordinated Note due November 14, 2013 in the principal amount of $250,000 to a current noteholder upon substantially the same terms and conditions as the previously issued Notes.  (See Note 6)

On March 4, 2011, the company sold a Note due November 14, 2013 in the principal amount of $325,000 to a current noteholder upon substantially the same terms and conditions as the previously issued Notes.

On March 14, 2011, the Company paid the lead plaintiff attorney in the Class Action proceedings the final $75,000 installment due under the Class Action settlement agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Based upon prior years’ evaluations, we have made the following changes to our internal controls over financial reporting  and continue to monitor the changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•
Continued to update our general ledger chart of accounts segregated by department to more closely align our 2010 budget with actual results and to assign accountability for expenses to departmental managers;

•
Continued to monitor the accounting system, put in place during 2008, that (a) allows assignment by our Chief Financial Officer of role-specific permission rights, thereby mitigating certain segregation of duties control weaknesses; and (b) allows the customization of financial reports to improve the monitoring controls by our executive management and our Board of Directors;

•
Continued and improved the fraud deterrent system, implemented in 2008, with our banks to ensure all checks or other debits receive dual internal approval before initial transmission and then are presented for payment to the bank are approved by us in advance;

•
Continued to monitor the accrual analysis systems, implemented in 2008, by which the Controller prepares all accruals on a rollforward basis, and the Chief Financial Officer reviews and approves monthly financial statements prior to release to internal users; and where applicable, entries to be reversed in the following period are notated as such in the supporting accounting records.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal control over financial reporting was effective as of December 31, 2010.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

None.

PART III

Information called for in Items 10, 11, 12, 13, and 14 is incorporated by reference from our definitive proxy statement relating to our Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2010.

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) and (2). The financial statements and report of our independent registered public accounting firm are filed as part of this report (see “Index to Financial Statements,” at Part II, Item 8). The financial statement schedules are not included in this Item as they are either not applicable or are included as part of the financial statements.

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

4.4
First Amendment to Convertible Secured Subordinated Note Purchase Agreement, dated August 12, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2008)

4.5
Second Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement, dated November 21, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.5 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.6
Third Amendment to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement and Amendment to Convertible Secured Subordinated Promissory Notes, dated February 24, 2009, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.6 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.7
Form of Convertible Secured Subordinated Promissory Note to be issued post January 2009 (incorporated herein by reference to Exhibit 4.7 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.8
Fourth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Second Amendment to Convertible Secured Subordinated Promissory Notes and Third Amendment to Registration Rights Agreement, dated March 5, 2010, by and among Smart Online, Inc. and certain Investors (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2010).

4.9
Form of Convertible Secured Subordinated Promissory Note to be issued post March 5, 2010 (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2010).

10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.2*
Form of Incentive Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.3*
Form of Incentive Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.4*
Form of Non-Qualified Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.5*
Form of Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.6*
Form of revised Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010.

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

10.12*
Form of revised Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director) (incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010.

10.13*	Cash Bonus Program (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.14*	Equity Award Program (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to our Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.15*
Smart Online, Inc. Revised Board Compensation Policy, effective March 26, 2010 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010).

10.16*
Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Tom Furr (incorporated herein by reference to Exhibit 10.44 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.17
Warrant to Purchase Common Stock of Smart Online, Inc., and Registration Rights Agreement, dated February 27, 2007, by and between Smart Online, Inc. and Canaccord Adams Inc. (incorporated herein by reference to Exhibit 10.47 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.18
Form of Registration Rights Agreement, of various dates, by and between Smart Online, Inc. and certain parties in connection with the sale of shares by Dennis Michael Nouri (incorporated herein by reference to Exhibit 10.48 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.19
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.20
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.21
Letter Agreement for $6,500,000 Term Loan Facility, dated December 6, 2010, between Smart Online, Inc. and Israel Discount Bank of New York (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 6, 2010).

10.22
Promissory Note dated  December 6, 2010, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 6, 2010.)

10.23	Web Services Agreement dated October 10, 2010, between UR Association, LLC and Smart Online, Inc.

10.24	Office Lease Agreement dated May 1, 2010, between Smart Online, Inc. and Nottingham Hall LLC.

10.25	Smart Online License Agreement, entered into on February 16, 2010, with an effective date of December 1, 2009, by and between Smart Online, Inc. and 1-800-Pharmacy, Inc.

10.26
Settlement Agreement dated June 18, 2010, between Smart Online, Inc. and Dennis Michael Nouri, Reza Eric Nouri and Rona Loprete Nouri (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 21, 2010)

10.27
Stipulation and Agreement of Settlement (Class Action) dated June 18, 2010, by and among Smart Online, Inc. and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on June 21, 2010)

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

SMART ONLINE, INC.

March 30, 2011	By:	/s/ Dror Zoreff
Dror Zoreff, Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2011	By:	/s/ Dror Zoreff
Dror Zoreff
Interim Chief Executive Officer and Chairman of the Board

March 30, 2011	By:	/s/ Thaddeus J. Shalek
Thaddeus J. Shalek
Chief Financial Officer and Principal Accounting Officer

March 30, 2011	By:	/s/ Shlomo Elia
Shlomo Elia
Director

March 30, 2011	By:	/s/ Amir Elbaz
Amir Elbaz
Director

EXHIBIT INDEX
Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

3.2	Sixth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on January 20, 2010)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

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

4.4
First Amendment to Convertible Secured Subordinated Note Purchase Agreement, dated August 12, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2008)

4.5
Second Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement, dated November 21, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.5 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.6
Third Amendment to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement and Amendment to Convertible Secured Subordinated Promissory Notes, dated February 24, 2009, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.6 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.7
Form of Convertible Secured Subordinated Promissory Note to be issued post January 2009 (incorporated herein by reference to Exhibit 4.7 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.8
Fourth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Second Amendment to Convertible Secured Subordinated Promissory Notes and Third Amendment to Registration Rights Agreement, dated March 5, 2010, by and among Smart Online, Inc. and certain Investors (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2010).

4.9
Form of Convertible Secured Subordinated Promissory Note to be issued post March 5, 2010 (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2010).

10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.2*
Form of Incentive Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.3*
Form of Incentive Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.4*
Form of Non-Qualified Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.5*
Form of Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.6*
Form of revised Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010.

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

10.12*
Form of revised Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director) (incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010.

10.13*	Cash Bonus Program (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.14*	Equity Award Program (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to our Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.15*
Smart Online, Inc. Revised Board Compensation Policy, effective March 26, 2010 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.16*
Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Tom Furr (incorporated herein by reference to Exhibit 10.44 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.17
Warrant to Purchase Common Stock of Smart Online, Inc., and Registration Rights Agreement, dated February 27, 2007, by and between Smart Online, Inc. and Canaccord Adams Inc. (incorporated herein by reference to Exhibit 10.47 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.18
Form of Registration Rights Agreement, of various dates, by and between Smart Online, Inc. and certain parties in connection with the sale of shares by Dennis Michael Nouri (incorporated herein by reference to Exhibit 10.48 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.19
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.20
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.21
Letter Agreement for $6,500,000 Term Loan Facility, dated December 6, 2010, between Smart Online, Inc. and Israel Discount Bank of New York (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on December 6, 2010)

10.22
Promissory Note dated  December 6, 2010, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on December 6, 2010)

10.23	Web Services Agreement dated October 10, 2010, between UR Association, LLC and Smart Online, Inc.

10.24	Office Lease Agreement dated May 1, 2010, between Smart Online, Inc. and Nottingham Hall LLC.

10.25	Smart Online License Agreement, entered into on February 16, 2010, with an effective date of December 1, 2009, by and between Smart Online, Inc. and 1-800-Pharmacy, Inc.

10.26
Settlement Agreement dated June 18, 2010, between Smart Online, Inc. and Dennis Michael Nouri, Reza Eric Nouri and Rona Loprete Nouri (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 21, 2010)

10.27
Stipulation and Agreement of Settlement (Class Action) dated June 18, 2010, by and among Smart Online, Inc. and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on June 21, 2010)

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

* Management contract or compensatory plan.