Form 10-Q
period 2011-03-31
SMART ONLINE INC
filed 2011-05-13
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 11, 2011, there were approximately 18,342,543 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements
SMART ONLINE, INC.
BALANCE SHEETS

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$225,285	$860,211
Restricted cash	222,442	249,998
Accounts receivable, net	-	8,931
Prepaid expenses	105,661	164,692
Total current assets	553,388	1,283,832
Property and equipment, net	191,187	202,922
Other assets	-	5,000
TOTAL ASSETS	$744,575	$1,491,754

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$818,567	$551,759
Notes payable	28,282	40,564
Deferred revenue	16,000	22,271
Accrued liabilities	2,914,646	3,519,376
Total current liabilities	3,777,495	4,133,970
Long-term liabilities:
Notes payable	17,237,492	16,666,469
Deferred revenue	430	294
Total long-term liabilities	17,237,922	16,666,763
Total liabilities	21,015,417	20,800,733
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,352,543 and 18,342,542 shares issued and outstanding at March 31, 2011and December 31, 2010, respectively	18,353	18,343
Additional paid-in capital	67,096,493	67,070,568
Accumulated deficit	(87,385,688)	(86,397,890)
Total stockholders’ deficit	(20,270,842)	(19,308,979)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$744,575	$1,491,754

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
REVENUES:
Subscription fees	$103,272	$136,258
Professional service fees	-	62,775
License fees	-	87,800
Hosting fees	-	44,272
Other revenue	35,466	32,795
Total revenues	138,738	363,900

COST OF REVENUES	192,316	365,934

GROSS PROFIT	(53,578)	(2,034)

OPERATING EXPENSES:
Sales and marketing	142,055	152,635
Research and development	158,892	32,005
General and administrative	338,966	672,419

Total operating expenses	639,913	857,059

LOSS FROM OPERATIONS	(693,491)	(859,093)

OTHER INCOME (EXPENSE):
Interest expense, net	(294,329)	(210,695)
Gain on legal settlements, net	22	152,863

Total other expense	(294,307)	(57,832)

NET LOSS	$(987,798)	$(916,925)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.05)	$(0.05)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and fully diluted	18,352,543	18,342,542

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(987,798)	$(916,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,215	16,209
Provision for doubtful accounts	-	179,517
Equity-based compensation	25,936	3,561
Changes in assets and liabilities:
Accounts receivable	8,931	(121,343)
Notes receivable	-	(45,118)
Prepaid expenses	59,031	55,029
Other assets	5,000	1,401
Accounts payable	266,805	234,492
Deferred revenue	(6,135)	(6,561)
Accrued and other expenses	(604,730)	(191,456)
Net cash used in operating activities	(1,218,745)	(791,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,480)	(835)
Capitalized software	-	17,273
Net cash provided by (used in) investing activities	(2,480)	16,438

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to pay IDB interest expense	27,556	-
Proceeds from debt borrowings	575,000	1,982,698
Repayments of debt borrowings	(16,257)	(1,305,261)
Net cash provided by financing activities	586,299	677,437

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(634,926)	(97,319)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	860,211	119,796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$225,285	$22,477

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$294,332	$228,981
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Quarterly Period Ended March 31, 2011
(unaudited)

1.            SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and services targeted to small businesses that are delivered via a Software-as-a-Service (“SaaS”) model. The Company sells its SaaS products and services through direct sales representatives and private-label marketing partners. In addition, the Company provides website consulting services, mobile websites and mobile applications, primarily in the e-commerce retail and direct-selling organization industries. The Company maintains a website for potential partners containing certain corporate information located at www.smartonline.com.

Basis of Presentation - The financial statements as of and for the three months ended March 31, 2011 and 2010 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2010 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “2010 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2011, and its results of operations and cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2011and 2010, the Company incurred net losses as well as negative cash flows, settled a class action ,lawsuit (subject to court approval), (See Note 7, “Commitments and Contingencies,” in the 2010 Annual Report), and had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At May 9, 2011, the Company has a commitment from its convertible secured subordinated noteholders to purchase up to an additional $1.225 million in convertible notes upon approval and call by the Company’s Board of Directors. There can be no assurance that, if the noteholders do not purchase the $1.225 million in convertible notes, the Company will be able to obtain alternative funding. There can be no assurance that the Company’s efforts to raise capital or increase revenue will be successful. If these efforts are unsuccessful, the Company may have to cease operations and liquidate the business. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three months ended March 31, 2011 are consistent with those used for the year ended December 31, 2010. Accordingly, please refer to the 2010 Annual Report for the Company’s significant accounting policies.

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

Reclassifications - Certain prior year and comparative period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ deficit.

 Stock-Based Compensation - Effective January 1, 2006, the Company began recognizing stock based compensation, using the Modified Prospective Approach based on the grant date fair value estimated in accordance with US GAAP. Under the Modified Prospective Approach, the amount of compensation cost recognized includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, and (ii) compensation cost for all share-based payments that are granted subsequent to January 1, 2006. Stock-based compensation is recognized on the straight-line method over the requisite service period. Total stock-based compensation expense recognized was $25,936 and $3,561 for the quarters ended March 31, 2011 and 2010 respectively. No stock-based compensation was capitalized in the consolidated financial statements.

The fair value of option grants under the Company’s equity compensation plan for the three months ended March 31, 2011 and 2010 were estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Dividend yield	0.0%	0.0%
Expected volatility	92.5%	98.7%
Risk-free interest rate	2.86%	3.19%
Expected lives (years)	10.0	4.0

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of stock options and warrants, totaling 762,444 on March 31, 2011, were excluded from the calculation of common equivalent shares, as the impact was anti-dilutive.

2.            BALANCE SHEET ACCOUNTS

Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31,	December 31,
	2011	2010
Class Action law suit settlement (See Note 4)	$1,799,500	$1,874,500
Nouri legal fee settlement (See Note 4)	825,000	1,400,000
Accrued payroll and related costs	29,798	3,406
Custom accounting development cost	75,436	75,436
Hosting service costs	25,530	-
Professional services	3,791	-
Interest payable to IDB and Bondholders (See Note 3)	154,847	141,895
Other accrued items	744	24,139
	$2,914,646	$3,519,376

3.           NOTES PAYABLE

As of March 31, 2011, the Company had notes payable totaling $17,265,774. The detail of these notes is as follows:

Note Description	As of March 31, 2011	As of December 31, 2010	Maturity	Rate
IDB Israeli Discount Bank credit facility	$4,000,000	$4,000,000	May 2012	Prime, not less than 4.0%
Insurance premium note	10,984	21,778	Jul 2011	5.4%
Various capital leases	179,790	185,255	Various	8.0-18.0%
Convertible notes	13,075,000	12,500,000	Nov 2013	8.0%
Totals	17,265,774	16,707,033
Less current portion of debt	28,282	40,564
Long –term portion of debt	$17,237,492	$16,666,469

Lines of Credit

On December 6, 2010, the Company entered into (i) a $6,500,000 Promissory Note (the “IDB Note”), as borrower, and (ii) a Letter Agreement for the $6,500,000 Term Loan Facility (the “Letter Agreement”), each with Israel Discount Bank of New York (“IDB”) as lender.

Under the IDB Note and Letter Agreement, IDB will make available to the Company one or more term loan advances in the maximum aggregate principal amount of $6,500,000 (the “IDB Credit Facility”). The IDB Credit Facility is secured by  two irrevocable standby letters of credit issued by UBS Switzerland in favor of IDB in the aggregate amount of $6,500,000 (the “SBLC”), each issued with Atlas Capital S.A. (“Atlas”) as account party. Atlas and the Company anticipate finalizing in the near future the terms of the Company’s reimbursement of Atlas for any future drawdowns on the SBLC. Any advances drawn on the IDB Credit Facility must be repaid on the earlier of (a) May 31, 2012 or (b) 180 days prior to the expiration date of the SBLC. Interest on each advance under the IDB Credit Facility accrues, at the Company’s election, at LIBOR plus 300 basis points or IDB’s prime rate plus 100 basis points, provided that the annual rate of interest for each advance shall never be less than four percent. Interest accrued on each advance is due quarterly and payable in arrears on the last day of each February, May, August and November commencing on the last day of February 2011.

Convertible Notes

The Company has issued convertible subordinated notes, as amended, (the “Notes”) under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007 (as amended, the “Note Purchase Agreement”), between the Company and the convertible noteholders, under which the Company is entitled to elect to sell to the convertible noteholder, and the convertible noteholders are obligated to buy Notes.

Sales of Notes to the convertible noteholders are subject to certain conditions, including the absence of events or conditions that could reasonably be expected to have a material adverse effect on the ability of the Company to perform its obligations under the Note Purchase Agreement.

As of March 31, 2011, the Company had $13.075 million aggregate principal amount of Notes due November 14, 2013 outstanding, after a $200,000 reduction of such current outstanding debt on account of a sale-leaseback of the Company’s equipment with the noteholders in 2009.  The Notes have been sold as follows:

	As of March 31, 2011
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Due Date
Atlas Capital	Various	$11,025,000	8%	11/14/2013
Blueline Fund	November 14, 2007	500,000	8%	11/14/2013
Crystal Management	Various	750,000	8%	11/14/2013
HSBC Private Bank (Suisse), SA	November 21, 2008	250,000	8%	11/14/2013
UBP, Union Bancaire Privee	Various	500,000	8%	11/14/2013
William Furr	November 14, 2007	250,000	8%	11/14/2013
Less – lease conversion	September 4, 2009	(200,000)
Total Convertible Notes		$13,075,000

The Company may sell up to $15.3 million aggregate principal amount of Notes to new convertible noteholders or existing noteholders with an outside maturity date of November 14, 2013.  In addition, the maturity date definition for each of the Notes is the date upon which the note is due and payable, which is the earlier of (1) November 14, 2013, (2) a change of control, or (3) if an event occurs, the date upon which noteholders accelerate the indebtedness evidenced by the Notes.  The conversion price for each outstanding Note and any additional Notes sold in the future is the same and set at the lowest applicable conversion price for all the Notes, determined according to the formula described in Note 6 in the 2010 Annual Report.

On February 7, 2011, the Company sold a Note to Atlas in the principal amount of $250,000, and on March 4, 2011, the Company sold a Note to Atlas in the principal amount of $325,000, each due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.

On April 6, 2011, the Company sold a Note to Atlas in the principal amount of $400,000 due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.   On May 4, 2011, the Company sold a Note to UBP, Union Bancaire Privee in the principal amount of $400,000 due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.  The Notes sold in April and May 2011 are not included in the chart above.

4.           COMMITMENTS AND CONTINGENCIES

Lease Commitments

In 2008, the Company entered into a non-cancellable sublease to relocate its North Carolina headquarters to another facility near Research Triangle Park, under which the Company prepaid rent in the total amount of $450,080 and purchased existing furniture and fixtures for an additional $49,920, which furniture and fixtures were capitalized for depreciation purposes.   Effective May 1, 2010, the sublease was restructured as a direct lease with the owner of the property, with a termination date of September 30, 2011 (the "Lease").  On April 28, 2011, the Company entered into the Lease Amendment (the “Lease Amendment”) with Nottingham Hall IC, LLC (“Nottingham”), extending the termination date of the Lease from September 30, 2011 to November 15, 2013.

Rent expense for the three months ended March 31, 2011 and 2010 was $53,076 and $53,765, respectively.

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

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the "Stipulation") with the lead plaintiff in the securities class action involving the Company in the case captioned Mary Jane Beauregard vs. Smart Online, Inc., et al, filed in the United States District Court for the  Middle District of North Carolina (the “Class Action”).   The Stipulation provides for the settlement of the Class Action on the terms described below. The United States District Court for the Middle District of North Carolina issued an order preliminarily approving the settlement on January 13, 2011 and the final settlement hearing is scheduled for May 11, 2011.

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

On June 18, 2010, the Company entered into a Settlement Agreement (the "Settlement Agreement") with Dennis Michael Nouri, Reza Eric Nouri, Henry Nouri and Ronna Loprete Nouri (collectively, the “Nouri Parties”) in settlement of claims filed by the Nouri Parties against the Company in the Court of Chancery of the State of Delaware for advancement of legal expenses and indemnification.   The Settlement Agreement provides for the payment by the Company of up to $1,400,000 for the benefit of the Parties.

On January 13, 2011(the “Effective Date”), the United States District Court, Middle District of North Carolina, presiding over the Class Action suit,  issued the Order Preliminarily Approving Settlement and Providing Notice.  Based upon the Nouri Settlement Agreement, and the January 13, 2011 United States District Court, Middle District of North Carolina Order Preliminarily Approving Settlement and Providing Notice, the following amounts were paid for the benefit of  the Nouri Parties: the amount of $500,000 was paid on January 22, 2011 and $75,000 was paid on March 16, 2011, and an additional  $825,000 is payable in eleven fixed monthly installments of $75,000 based on the Effective Date, with the last four scheduled installments totaling $300,000 subject to reduction to the extent that fees and disbursements for the Nouris’ appeal are below certain levels or if the appeal is not taken to final adjudication. The Settlement Agreement provides for the exchange of mutual releases by the parties.

5.           STOCKHOLDERS’ DEFICIT

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at March 31, 2011.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2011, it had 18,352,543 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

In March 2011, the Company issued 10,000 shares of restricted common stock to Mr. Shlomo Elia, for service as a Board Member.

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

As of March 31, 2011, warrants to purchase up to 479,444 shares were outstanding.

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

Restricted Stock – During the first quarter of 2011, 10,000 shares of restricted stock were issued. At March 31, 2011, there remains no unvested expense yet to be recorded related to all restricted stock outstanding.

Stock Options – The exercise price for incentive stock options granted under the 2004 Plan is required to be no less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. Incentive stock options typically have a maximum term of ten years, except for option grants to 10% stockholders, which are subject to a maximum term of four years. Non-statutory stock options have a term determined by either the Board of Directors or the Compensation Committee. Options granted under the 2004 Plan are not transferable, except by will and the laws of descent and distribution.

The following is a summary of the stock option activity for the three months ended March 31, 2011:

	Shares Outstanding	Weighted Average Exercise Price
BALANCE, December 31, 2010	283,000	$2.34
Granted	-	-
Exercised	-	-
Canceled	-	-
BALANCE, March 31, 2011	283,000	$2.34

The following table summarizes information about stock options outstanding at March 31, 2011:

				Currently Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.10	68,000	9.8	$1.10	17,000	$1.10
$ 1.14	125,000	8.8	$1.14	68,750	$1.14
From $2.50 to $3.50	45,000	4.2	$3.31	45,000	$3.31
$ 5.00	25,000	4.0	$5.00	25,000	$5.00
From $8.61 to $9.00	20,000	4.3	$8.61	20,000	$8.61
Totals	283,000	6.2	$2.84	175,750	$2.34

At March 31, 2011, there remains $87,488 of unvested expense yet to be recorded related to all options outstanding.

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Three Months Ended March 31, 2011
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$108,389	78%
Customer B	Subscription fees	28,069	20%
Others	Various	2,280	2%
Total		$138,738	100%

		Three Months Ended March 31, 2010
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees	$111,882	31%
Customer B	Subscription fees	52,440	14%
Others	Various	199,578	55%
Total		$363,900	100%

As of March 31, 2011, we had current accounts receivable of $ 735,389 and a note receivable from a customer of $100,000, both of which are fully reserved. As of December 31, 2010, one customer accounted for 100% of accounts receivable.

7.           SUBSEQUENT EVENTS

On April 6, 2011, the Company sold  a Note to Atlas in the principal amount of $400,000 upon substantially the same terms and conditions as the previously issued Notes, as described in Part I, Item 1, Note 3, Notes Payable, of this Quarterly Report on Form 10-Q.  On May 4, 2011, the Company sold  a Note to UBP, Union Bancaire Privee in the principal amount of $400,000 upon substantially the same terms and conditions as the previously issued Notes, as described in Part I, Item 1, Note 3, Notes Payable, of this Quarterly Report on Form 10-Q.

On April 28, 2011, the Company entered into the Lease Amendment with Nottingham, extending the termination date of the Lease from September 30, 2011 to November 15, 2013.

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

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

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

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional Notes, and bank lines of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing credit facility (which expires May 2012, as described above) and additional issuances of notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.   The settlement of the Class Action suit will cause current shareholders to be further diluted due to the issuance of an additional 1,475,000 shares of common stock pursuant to the terms of the Stipulation.

Sources of Revenue
We derive revenues from the following sources:

•	Subscription fees – monthly fees charged to customers for access to our SaaS applications

•	Professional service fees – fees related to consulting services, some of which complement our other products and applications

•	License fees – fees charged for perpetual or term licensing of platforms or applications

•	Hosting fees – fees charged for providing network accessibility for our customers using our customized platforms
•	Other revenues – revenues generated from non-core activities such as original equipment manufacturer, or OEM, credit card processing fees; and miscellaneous other revenues
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

Other revenues – revenues generated from non-core activities such as original equipment manufacturer, or OEM, credit card processing fees; and miscellaneous other revenues.

Cost of Revenues

Cost of revenues primarily is composed of salaries associated with maintaining and supporting customers, the cost of domain name and e-mail registrations, and the cost of external facilities where our applications and our customers’ customized applications are hosted.

Operating Expenses

During 2008 and 2009, our primary business initiatives included increasing subscription fee revenue and professional services revenue, making organizational improvements, concentrating our development efforts on enhancements and customization of our platforms and applications, and shifting our strategic focus to the sales and marketing of our products. In 2011, we provided services for our subscription fee customers and focused our efforts on improving our current technology for those industries that we have historically serviced and we began providing our SmartOnCause products to not-for-profit organizations.

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

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing and advertising expenses. In the past, sales and marketing also included the amounts we paid to our marketing partners as part of the subscription revenue received; in the past, the subscription revenue was presented as a gross amount as was the amount included in the sales and marketing category.  As part of our ongoing review of accounting pronouncements, we have reclassified the revenues and sales and marketing expenses to reflect net revenue and expense.  Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small-business customer bases. As we continue to execute our sales and marketing strategy to take our enhanced products to market, we expect associated costs to increase in 2011 due to targeting new partnerships, development of channel partner enablement programs, advertising campaigns, additional sales and marketing personnel, and the various percentages of revenues we may be required to pay to future partners as marketing fees.

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

Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010

The following table sets forth certain statements of operations data for the periods indicated:
	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010		2011 vs 2010
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	Percent
REVENUES:
Subscription fees	$103,272	74.4%	$136,258	37.4%	$(32,986)	-24%
Professional service fees	-	-%	62,775	17.3%	(62,775)	-100%
License fees	-	-%	87,800	24.1%	(87,800)	-100%
Hosting fees	-	-%	44,272	12.2%	(44,272)	-100%
Other revenue	35,466	25.6%	32,795	9.0%	2,671	8%
Total revenues	138,738	100.0%	363,900	100.0%	(225,162)	-62%

COST OF REVENUES	192,316	138.6%	365,934	100.6%	(173,618)	-47%

GROSS PROFIT	(53,578)	-38.6%	(2,034)	-0.6%	(51,544)	2534%

OPERATING EXPENSES:
Sales and marketing	142,055	102.4%	152,635	41.9%	(10,580)	-7%
Research and development	158,892	114.5%	32,005	8.8%	126,887	396%
General and administrative	338,966	244.3%	672,419	184.8%	(333,453)	-50%

Total operating expenses	639,913	461.2%	857,059	235.5%	(217,146)	-25%

LOSS FROM OPERATIONS	(693,491)	-499.9%	(859,093)	-236.1%	165,602	-19%

OTHER INCOME (EXPENSE):
Interest expense, net	(294,329)	-212.1%	(210,695)	-57.9%	(83,634)	40%
Gain on disposal of assets, net	-	-%	-	-%	-	-%
Gain on legal settlements, net	19	0.0%	152,863	42.0%	(152,844)	-100%
Other expense	-	-%	-	-%	-	-%

Total other expense	(294,310)	-212.1%	(57,832)	-15.9%	(236,478)	409%

NET LOSS	(987,801)	-712.0%	$(916,925)	-252.0%	(70,876)	8%

Revenue

Subscription Fees

Revenues from subscription fees decreased 24% to $103,000 for the three months ended March 31, 2011 from $136,000 for the same period in 2010. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution and the decline in membership of another direct-selling organization that has resulted in a continuous decline in subscription fees.

Professional Service Fees

Revenues from professional service fees decreased 100% to $ 0  for the three months ended March 31, 2011 from $63,000 for the same period in 2010. This decrease is primarily due to a lack of web consulting services provided to customers during the first quarter of 2011.

License Fees

Revenues from license fees decreased 100% to $ 0 for the three months ended March 31, 2011 from $88,000 for the same period in 2010. No license fees were recognized in the first quarter of 2011.

Hosting Fees

Revenues from hosting fees decreased 100% to $ 0 for the three months ended March 31, 2011 from $44,000 for the same period in 2010. The loss of revenue is due to the fact that one of our direct-selling organization customers lost a large number of members and was unable to pay for hosting services.

Other Revenue

Revenues from non-core activities increased 8% to $35,000 for the three months ended March 31, 2011 from $33,000 for the same period in 2010. This increase is primarily attributable to larger billed credit card and payment gateway fees during the first quarter of 2011.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2011 and 2010 are as follows:

Cost of revenues decreased 47% to $192,000 for the three months ended March 31, 2011 from $366,000 for the same period in 2010. This decrease is the result of lower professional services costs associated with professional service fees revenue, which is generally billed on a time and material basis. In addition, we have allocated lower amounts of development and general and administrative expenses as a result of an overall reduction in those areas.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased 7% to $142,000 for the three months ended March 31, 2011 from $153,000 for the same period in 2010. This variance is primarily attributable to reallocation of the sales and marketing efforts to subsequent quarters of 2011.

Research and Development

Research and development expenses increased 396% to $159,000 for the three months ended March 31, 2011 from $32,000 for the same period in 2010. This increase is primarily attributable to the focus of the Company on increased research in mobile products development during the first quarter of 2011.

General and Administrative

General and administrative expenses decreased 49% to $339,000 for the three months ended March 31, 2011 from $672,000 for the same period in 2010 This decrease is primarily attributable to the reduction of $142,000 in legal costs due to the settlements concluded in 2010; $180,000 in bad debt expenses as a result of no longer billing the direct selling customer for services that were not paid; $10,000 reduction of insurance premiums due to change in coverage as approved by the Board of Directors.

Interest Expense

Net other expense increased 409% to $294,000 for the three months ended March 31, 2011 from $58,000 for the same period in 2010. This net increase was primarily attributable to an increase in interest expense due to an increase in the amount of borrowings.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first quarter of 2011 primarily due to continued substantial uncertainty based on objective evidence regarding our ability to realize our deferred tax assets, thereby warranting a full valuation allowance in our financial statements. We have approximately $51 million in net operating loss carryforwards, which may be utilized to offset future taxable income.   These net operating losses begin to expire in 2010.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures and debt service. As of March 31, 2011, our principal sources of liquidity were cash and cash equivalents totaling $447,727 and current accounts receivable of $0, as compared to $1,110,209 of cash and cash equivalents and $8,931 in accounts receivable as of December 31, 2010.  As of March 31, 2011, we had drawn $4,000,000 on the $6,500,000 credit facility, leaving $2,500,000 available under the credit facility with IDB Bank for our operations. Deferred revenue at March 31, 2011 was $16,430 as compared to $22,565 at December 31, 2010.

As of May 9, 2011, our principal sources of liquidity were cash and cash equivalents totaling approximately $769,000. In addition, we had drawn approximately $4,000,000 on the IDB Bank credit facility, leaving approximately $2,500,000 available under credit facility for operations. As of May 9, 2011, we also have a commitment from our convertible secured subordinated noteholders to purchase up to an additional $1.225 million in Notes upon approval and call by our Board of Directors.

Cash Flows

During the three months ended March 31, 2011, our working capital deficit increased by approximately $400,000 to $3,244,107 from a working capital deficit of $2,850,138 at December 31, 2010. As described more fully below, the working capital deficit at March 31, 2011 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.  During the first quarter of 2011, we paid $75,000 of Class Action settlement and $575,000 of the Nouri legal settlement amount.

Cash Flows from Operating Activities

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
Net cash used in operating activities	$1,218,745	$791,194	$427,551	54%

Net cash used in operating activities increased 54% to $1,219,000 for the three months ended March 31, 2011 from $791,000 for the same period in 2010. This increase is primarily attributable to the net loss for the period and a decrease in accrued liabilities.

Cash Flows from Investing Activities

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
Net cash provided by (used in) investing activities	$(2,480)	$16,438	$(18,918)	-115%

Net cash used in investing activities decreased 115% to $2,480 for the three months ended March 31, 2011 from net cash provided by investing activities from $16,000 for the same period in 2010. This net cash used is attributable to the purchase of $2,480 of equipment compared to the $17,000 of cash provided by the amortization of capitalized software for the same period in 2010.

Cash Flows from Financing Activities

	Three Months Ended March 31,		Change
	2011	2010	Dollars	Percent
Net cash provided by (used in) financing activities	$586,299	$677,437	$(91,138)	-13%

Net cash provided by financing activities decreased 18% to $586,000 for the three months ended March 31, 2011 from net cash provided by financing activities of $677,000 for the same period in 2010. This net source of cash is primarily due to net increase in debt borrowings in the first quarter of 2011.

The net cash for the first quarter of 2011 from our financing activities was generated through debt financing, as described below.

Debt Financing.

Information concerning Debt Financing is reported in Note 3 to the Financial Statements above.

Going Concern

Our independent registered public accountants have issued an explanatory paragraph in their report included in our 2010 Annual Report in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Recent Developments

On April 6, 2011, the Company sold a  Note to Atlas in the principal amount of $400,000 , upon substantially the same terms and conditions as the previously issued Notes, as described in Part I, Item 1, Note 3, Notes Payable, of this Quarterly Report on Form 10-Q.  On May 4, 2011, the Company sold  a Note to UBP, Union Bancaire Privee in the principal amount of $400,000 upon substantially the same terms and conditions as the previously issued Notes, as described in Part I, Item 1, Note 3, Notes Payable, of this Quarterly Report on Form 10-Q.

In 2008, the Company entered into a non-cancellable sublease to relocate its North Carolina headquarters to another facility near Research Triangle Park, under which the Company prepaid rent in the total amount of $450,080 and purchased existing furniture and fixtures for an additional $49,920, which furniture and fixtures were capitalized for depreciation purposes.   Effective May 1, 2010, the sublease was restructured as a lease with the owner of the property, with a termination date of September 30, 2011.  On April 28, 2011, the Company entered into the Lease Amendment with Nottingham, extending the termination date of the Lease from September 30, 2011 to November 15, 2013.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                 Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such, term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2011 that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

Please refer to Part I, Item I, Note 4, to the Financial Statements, above, for a description of material legal proceedings.

At this time, except as discussed above, we are not able to determine the outcome of the legal matters described above, nor can we estimate our entire potential financial exposure. If an unfavorable resolution of any of these matters occurs, our business, results of operations, and financial condition could be materially adversely affected

Item 1A.        Risk Factors

As a smaller reporting company, we are not required to report Risk Factors under this Item 1A.  There have been no material changes in our risk factors from those reported in Part I, Item 1 A of our 2010 Annual Report.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Default Upon Securities

None.

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

SMART ONLINE, INC.

	By:	/s/ Dror Zoreff
May 12 2011		Dror Zoreff
Interim Chief Executive Officer

	By:	/s/ Thaddeus J. Shalek
May 12, 2011		Thaddeus J. Shalek
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer/Principal Accounting Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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