Form 10-Q
period 2011-06-30
SMART ONLINE INC
filed 2011-08-12
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 6, 2011, there were approximately 18,352,543 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2011

TABLE OF CONTENTS

		Page No.
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3
	Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and 2010	4
	Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010	5
	Notes to Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

	PART II – OTHER INFORMATION
Item 6.	Exhibits	22
	Signatures	23

PART I – FINANCIAL INFORMATION
 ITEM 1.    FINANCIAL STATEMENTS

SMART ONLINE, INC.
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$826,631	$860,211
Restricted cash	171,445	249,998
Accounts receivable, net	1,958	8,931
Prepaid expenses	86,267	164,692
Total current assets	1,086,301	1,283,832
Property and equipment, net	179,903	202,922
Other assets	15,370	5,000
TOTAL ASSETS	$1,281,574	$1,491,754
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$698,831	$551,759
Notes payable (See Note 3)	5,015,753	40,564
Deferred revenue	18,157	22,271
Accrued liabilities - Nouri	667,227	1,400,000
Accrued liabilities (See Note 2)	1,906,603	2,119,376
Total current liabilities	8,306,571	4,133,970
Long-term liabilities:
Long-term portion of notes payable (See Note 3)	14,033,436	16,666,469
Deferred revenue	2,424	294
Total long-term liabilities	14,035,860	16,666,763
Total liabilities	22,342,431	20,800,733
Commitments and contingencies (See Note 4)
Stockholders' equity (deficit):
Preferred stock, 0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock, $.001 par value, 45,000,000 shares authorized, 18,352,543 and 18,342,543 shares Issued and outstanding at June 30, 2011 and December 31, 2010 respectively.	18,353	18,343
Additional paid-in capital	67,106,737	67,070,568
Accumulated deficit	(88,185,947)	(86,397,890)
Total Stockholders’ Equity (Deficit)	(21,060,857)	(19,308,979)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,281,574	$1,491,754

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUES:
Subscription fees	$90,375	$123,146	$193,647	$259,404
Professional service fees	-	7,050	-	69,825
License fees	-	70,850	-	158,650
Hosting fees	-	37,722	-	81,994
Other revenue	20,697	20,950	56,162	53,745
Total revenues	111,072	259,718	249,809	623,618

COST OF REVENUES	201,889	336,310	394,205	702,244

GROSS LOSS	(90,817)	(76,592)	(144,396)	(78,626)

OPERATING EXPENSES:
General and administrative	308,763	389,469	647,731	1,061,888
Sales and marketing	146,888	179,640	288,942	332,275
Research and development	104,932	10,380	263,821	42,385
Loss on disposal of assets, net	3,471	-	3,471	-

Total operating expenses	564,054	579,489	1,203,965	1,436,548

LOSS FROM OPERATIONS	(654,871)	(656,081)	(1,348,361)	(1,515,174)

OTHER INCOME (EXPENSE):
Interest expense, net	(322,386)	(233,025)	(616,715)	(443,720)
Gain on legal settlements, net	177,000	401,107	177,019	553,970
Total other (expense) income	(145,386)	168,082	(439,696)	110,250

NET LOSS	$(800,257)	$(487,999)	$(1,788,057)	$(1,404,924)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.04)	$(0.03)	$(0.10)	$(0.08)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and fully diluted	18,352,543	18,342,542	18,352,543	18,342,542

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,788,057)	$(1,404,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,145	69,046
Bad debt expense	-	249,760
Stock-based compensation expense	36,180	11,642
Loss on disposal of assets	4,376	-
Changes in assets and liabilities:
Accounts receivable	6,973	(185,426)
Notes receivable	-	(51,278)
Prepaid expenses	78,425	110,701
Other assets	(10,370)	2,496
Deferred revenue	(1,984)	(8,163)
Accounts payable	147,072	(183,570)
Accrued and other expenses	(945,545)	(332,385)
Net cash used in operating activities	(2,446,785)	(1,722,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(7,506)	(4,372)
Net cash used in investing activities	(7,506)	(4,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to pay IDB interest expense and fees	78,555	-
Repayments on notes payable	(32,844)	(2,991,573)
Debt borrowings	2,375,000	4,620,566
Net cash provided by financing activities	2,420,711	1,628,993

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,580)	(97,480)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	860,211	119,796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$826,631	$22,316

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$593,673	$467,489
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.      SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and services targeted to businesses and not-for profit organizations.  These products are delivered via a Software-as-a-Service (“SaaS”) model. The Company sells its SaaS products and services through direct sales representatives and private-label marketing partners. In addition, the Company provides website consulting services, mobile websites and mobile applications, primarily in the e-commerce retail and direct-selling organization industries. The Company maintains a website for potential partners containing certain corporate information located at www.smartonline.com.

Basis of Presentation - The financial statements as of and for the three and six months ended June 30, 2011 and 2010 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2010 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “2010 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2011, and its results of operations for the three and six months ended June 30, 2011 and 2010. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three and six months ended June 30, 2011 and 2010, the Company incurred net losses as well as negative cash flows, was involved in a class action lawsuit (See Note 7, “Commitments and Contingencies,” in the 2010 Annual Report), and had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At August 4, 2011, the Company has a commitment from its convertible secured subordinated noteholders to purchase up to an additional $1.225 million in convertible notes upon approval and call by the Company’s Board of Directors. There can be no assurance that, if the noteholders do not purchase the $1.225 million in convertible notes, the Company will be able to obtain alternative funding. There can be no assurance that the Company’s efforts to raise capital or increase revenue will be successful. If these efforts are unsuccessful, the Company may have to cease operations and liquidate the business. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and six months ended June 30, 2011 are consistent with those used for the year ended December 31, 2010. Accordingly, please refer to the 2010 Annual Report for the Company’s significant accounting policies.

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

Stock-Based Compensation Effective January 1, 2006, the Company began recognizing stock based compensation. Stock-based compensation is recognized on the straight-line method over the requisite service period. Total stock-based compensation expense recognized under US GAAP provisions during the three and six months ended June 30, 2011 was $10,243 and $36,180, respectively, of which $ -0- and $13,850 related to the issuance of restricted stock and $10,243 and $22,330 was expensed associated with stock options. Total stock-based compensation expense during the three and six months ended June 30, 2010 was $8,095 and $11,656, respectively, of which $2,850 and $2,850 related to the issuance of restricted stock and $5,245 and $8,806 was expensed associated with stock options for the respective periods. No stock-based compensation was capitalized in the financial statements.

The fair value of option grants under the Company’s equity compensation plan during the three and six months ended June 30, 2011 and 2010 were estimated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	90.59%	98.3%	91.52%	98.5%
Risk free interest rate	2.51%	1.40%	2.68%	1.79%
Expected lives (years)	3.75	3	3.5	3

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. The 1,475,000 shares that will be issued to the claimants in the settled Class Action Settlement described in Notes 4 and 7 below based upon the District Court’s decision on July 1, 2011 are not included in the calculation of  net loss per share at June 30, 2011.  Shares issuable upon the exercise of stock options and warrants, totaling 1,859,035 and 1,794,035 on June 30, 2011 and 2010, respectively, were excluded from the calculation of common equivalent shares, as the impact was anti-dilutive.

2.      BALANCE SHEET ACCOUNTS

Accrued Liabilities

Accrued liabilities, in addition to the accrued liabilities related to the Company’s litigation related to certain Nouri Parties (see Note 4 below), consisted of the following:

	June 30,	December 31,
	2011	2010
Class Action law suit settlement	1,622,500	1,874,500
Accrued payroll and related costs	154	3,406
Custom accounting development cost	75,436	75,436
Professional services	14,594	-
Interest payable to IDB and Bondholders (See Note 3)	165,174	141,895
Other accrued items	28,745	24,139
	$1,906,603	$2,119,376

3.       NOTES PAYABLE

As of June 30, 2011, the Company had notes payable totaling $19,049,189. The detail of these notes is as follows:

Note Description	As of June 30, 2011	As of December 31, 2010	Maturity	Rate
IDB credit facility	$5,000,000	$4,000,000	May 2012	Prime, not less than 4.0%
Insurance premium note	-	21,778	July 2011	5.4%
Various capital leases	174,189	185,255	Various	8.0-18.0%
Convertible notes	13,875,000	12,500,000	November 2013	8.0%
Totals	19,049,189	16,707,033
Less current portion of debt	5,015,753	40,564
Long –term portion of debt	$14,033,436	$16,666,469

Line of Credit

On December 6, 2010, the Company entered into (i) a $6,500,000 Promissory Note (the “IDB Note”), as borrower, and (ii) a Letter Agreement for a $6,500,000 Term Loan Facility (the “Letter Agreement”), each with Israel Discount Bank of New York (“IDB”) as lender.

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

As of June 30, 2011, the Company had $13.875 million aggregate principal amount of Notes due November 14, 2013 outstanding, after a $200,000 reduction of such current outstanding debt on account of a sale-leaseback of the Company’s equipment with the noteholders in 2009.  The Notes have been sold as follows:

	As of June 30, 2011
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Due Date
Atlas Capital	Various	$11,425,000	8%	11/14/2013
Blueline Fund	November 14, 2007	500,000	8%	11/14/2013
Crystal Management	Various	750,000	8%	11/14/2013
HSBC Private Bank (Suisse), SA	November 21, 2008	250,000	8%	11/14/2013
UBP, Union Bancaire Privee	Various	900,000	8%	11/14/2013
William Furr	November 14, 2007	250,000	8%	11/14/2013
Less – lease conversion	September 4, 2009	(200,000)
Total Convertible Notes		$13,875,000

The Company may sell up to $20.3 million aggregate principal amount of Notes to new convertible noteholders or existing noteholders with an outside maturity date of November 14, 2013.  In addition, the maturity date definition for each of the Notes is the date upon which the note is due and payable, which is the earlier of (1) November 14, 2013, (2) a change of control, or (3) if an event of default occurs, the date upon which noteholders accelerate the indebtedness evidenced by the Notes.  The conversion price for each outstanding Note and any additional Notes sold in the future is the same and set at the lowest applicable conversion price for all the Notes, determined according to the formula described in Note 6 in the 2010 Annual Report.

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

During a Board of Directors Meeting, held on June 15, 2011, the Board unanimously approved a resolution to increase the total aggregate principal amount of Notes for sale to new convertible noteholders or existing noteholders from $15.3 million to $20.3 million.  The terms of sale, maturity and interest rate remain consistent with the Notes already sold.

4.      COMMITMENTS AND CONTINGENCIES

Lease Commitments

In 2008, the Company entered into a non-cancellable sublease to relocate its North Carolina headquarters to another facility near Research Triangle Park in Durham, N.C., under which the Company prepaid rent in the total amount of $450,080 and purchased existing furniture and fixtures for an additional $49,920, which furniture and fixtures were capitalized for depreciation purposes.   Effective May 1, 2010, the sublease was restructured as a direct lease with the owner of the property, with a termination date of September 30, 2011 (the "Lease").  On April 28, 2011, the Company entered into the Lease Amendment (the “Lease Amendment”) with Nottingham Hall IC, LLC (“Nottingham”), extending the termination date of the Lease from September 30, 2011 to November 15, 2013.

Rent expense for the six months ended June 30, 2011 and 2010 was $106,152 and $107,509, respectively.

Legal Proceedings

The Company is subject to claims and suits that arise from time to time in the ordinary course of business.

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the "Stipulation") with the lead plaintiff in the securities class action involving the Company in the case captioned Mary Jane Beauregard vs. Smart Online, Inc., et al , filed in the United States District Court for the  Middle District of North Carolina (the “Class Action”).   The Stipulation provides for the settlement of the Class Action on the terms described below. The United States District Court for the Middle District of North Carolina (the “District Court”) issued an order preliminarily approving the settlement on January 13, 2011, the final settlement hearing was held on May 11, 2011.  The District Court approved the Stipulation and directed that the terms of the Stipulation should be consummated.

The Stipulation provides for the certification of a class consisting of all persons who purchased the Company's publicly traded securities between May 2, 2005 and September 28, 2007, inclusive. As per the terms of the Stipulation, the settlement class has received total consideration of a cash payment of $350,000 made by the Company, and a cash payment of $112,500 made by Maxim Group.  In addition, Henry Nouri is required to transfer 25,000 shares of Company common stock to the settlement class and the Company is required to issue 1,475,000 shares of Company common stock to the class. Under the terms of the Stipulation, counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares on one day or 50,000 shares in 30 calendar days. Subject to the terms of the Stipulation, we paid the lead plaintiff $75,000 on July 14, 2010, $100,000 on September 15, 2010, $100,000 on December 14, 2010 and $75,000 on March 14, 2011.

The stipulation provides that all claims against the settling defendants are dismissed with prejudice. The claims of the lead plaintiff against Jesup & Lamont Securities Corp. and the Company’s former independent registered public accounting firm, Sherb & Co., are not being dismissed and will continue. The Stipulation contains no admission of fault or wrongdoing by the Company or the other settling defendants.

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

On January 13, 2011(the “Effective Date”), the District Court, issued the Order Preliminarily Approving Settlement and Providing Notice.  Based upon the Nouri Settlement Agreement and the January 13, 2011 District Court Order Preliminarily Approving Settlement and Providing Notice, the following amounts were paid for the benefit of  the Nouri Parties: the amount of $500,000 was paid on January 22, 2011 and $75,000 was paid on March 16, 2011, April 15, 2011, June 14, 2011 and July 14, 2011, $7,773 was paid on May 12, 2011, and an additional  $592,227 is payable in seven fixed monthly installments of $75,000 based on the Effective Date, with the last four scheduled installments totaling $300,000 subject to reduction to the extent that fees and disbursements for the Nouris’ appeal are below certain levels or if the appeal is not taken to final adjudication.  The Company was ordered by a Court of proper jurisdiction to withhold $67,227 for future payment of adjudicated debt owed by the Nouris.  The Settlement Agreement provides for the exchange of mutual releases by the parties.

On July 1, 2011, the District Court issued the Final Judgment and Order of Partial Dismissal with Prejudice in the Class Action case. The Court approved the Stipulation and directed that the terms of the Stipulation should be consummated.

5.      STOCKHOLDERS’ DEFICIT

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at June 30, 2011.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2011, it had 18,352,543 shares of common stock outstanding and will issue 1,475,000 shares to the lead plaintiff’s counsel as per the Stipulation described in Note 4 above.  Holders of common stock are entitled to one vote for each share held.

Warrants

As part of the commission paid to Canaccord Adams, Inc. (“CA”), the Company’s placement agent in the 2007 private placement transaction that closed in February 2007, CA was issued a warrant to purchase 35,000 shares of the Company’s common stock at an exercise price of $2.55 per share. This warrant contains a provision for cashless exercise and is exercisable until February 21, 2012. CA and the Company also entered into a Registration Rights Agreement (the “CA RRA”). Under the CA RRA, the shares issuable upon exercise of the warrant must be included on the same registration statement the Company was obligated to file under a previous registration rights agreement, but CA was not entitled to any penalties for late registration or effectiveness.

As of June 30, 2011, including the warrants described in the foregoing paragraph, the Company had outstanding warrants to purchase up to an aggregate of 479,444 shares of its common stock.

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

The following is a summary of the stock option activity for the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price
BALANCE, December 31, 2010	283,000	$2.34
Granted	-	-
Exercised	-	-
Canceled	(2,500)	1.10
BALANCE, June 30, 2011	280,500	$2.36

The following table summarizes information about stock options outstanding at June 30, 2011:

				Currently Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.10	65,500	9.5	$1.10	14,500	$1.10
$1.14	125,000	8.5	$1.14	68,750	$1.14
From $2.50 to $3.50	45,000	3.9	$3.31	45,000	$3.31
$5.00	25,000	3.8	$5.00	25,000	$5.00
$8.61	20,000	4.0	$8.61	20,000	$8.61
Totals	280,500	7.3	$2.36	173,250	$3.12

At June 30, 2011, there remains $74,247 of unvested expense yet to be recorded related to all options outstanding.

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Three Months Ended June 30, 2011
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees and other revenue	$88,383	80%
Customer B	Subscription fees	22,588	20%
Others	Various	101	-%
Total		$111,072	100%

		Three Months Ended June 30, 2010
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees and other revenue	$95,573	37%
Customer B	Subscription fees	44,919	17%
Others	Various	119,226	46%
Total		$259,718	100%

		Six Months Ended June 30, 2011
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees and other revenue	$196,772	79%
Customer B	Subscription fees	50,657	20%
Others	Various	2,380	1%
Total		$249,809	100%

		Six Months Ended June 30, 2010
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees and other revenue	$207,454	33%
Customer B	Subscription fees	97,359	16%
Others	Various	318,805	51%
Total		$623,618	100%

As of June 30, 2011, we had current accounts receivable of $ 737,346 and a note receivable from a customer of $100,000; we have established a reserve of $835,388 for bad debts against the total.  As of December 31, 2010, one customer accounted for 100% of accounts receivable.

7.      SUBSEQUENT EVENTS

During a meeting of our Board of Directors held on June 15, 2011, the Board unanimously approved a resolution to increase the total aggregate principal amount of Notes for sale to new convertible noteholders or existing noteholders from $15.3 million to $20.3 million.  The terms of sale, maturity and interest rate remain consistent with the Notes already sold.

On July 1, 2011, the District Court issued the Final Judgment and Order of Partial Dismissal with Prejudice in the Class Action case. The District Court approved the Stipulation and directed that the terms of the Stipulation should be consummated.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act and other federal securities laws,  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part II, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 and our subsequent periodic reports filed with the Securities and  Exchange Commission for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview

We develop and market software products and services targeted to businesses and not-for-profit organizations.  The products are delivered via a SaaS model. We also provide website-consulting services and customized mobile applications. We reach our customers primarily through direct sales, web-site marketing and community involvement.

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

Sources of Revenue

We derive revenues from the following sources:

●
Subscription fees – monthly fees charged to customers for access to our SaaS applications.  Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. We make subscription sales either on a subscription or on a “for fee” basis. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user.  In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we recognized that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to United States Generally Accepted Accounting Principles (“US GAAP”).  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.  The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change the net income.  Subscription fees are recognized as earned through our revenue sharing arrangements.

●
Professional service fees – fees related to consulting services, some of which complement our other products and applications.  For example, a customer may request that we re-design its website to better accommodate our products or to improve its own website traffic or adapt our mobile platform to their specific requirements. We typically bill professional service fees on a time and material basis.  These fees are recognized upon the delivery of services and acceptance by the customer.

●
License fees – fees charged for perpetual or term license agreements for the use of the SmartOn™ Cause, SmartOn™ Mobile,  SmartOn™ CommUnity or any of our applications that may be offered as part of our platforms.  Revenue is generally recognized on a monthly basis during the term of contract.

●
Hosting fees – fees charged to customers with network accessibility for any of the Smart Online platform products or applications.  Revenue is generally recognized on a monthly basis as services are provided.

●	Other revenue – revenues generated from non-core activities such as maintenance fees; original equipment manufacturer, or OEM, contracts; and miscellaneous other revenues

Cost of Revenues

Cost of revenues primarily is composed of salaries associated with maintaining and supporting customers, the cost of domain name and e-mail registrations, and the cost of external facilities where our applications and our customers’ customized applications are hosted.

Operating Expenses

During the 2010 and 2009, our primary business initiatives included increasing subscription fee revenue and professional services revenue, making organizational improvements, concentrating our development efforts on enhancements and customization of our platforms and applications, and shifting our strategic focus to the sales and marketing of our products. During the first six months of 2011, we provided services for our subscription fee customers and focused our efforts on improving our current technology for those industries that we have historically serviced and we began providing mobile solution products to businesses and not-for-profit organizations.

General and Administrative – General and administrative expenses are composed primarily of costs associated with our executive, finance and accounting, legal, human resources, and information technology personnel and consist of salaries and related compensation costs; professional services (such as outside legal counsel fees, audit, and other compliance costs); depreciation; facilities and insurance costs; and travel and other costs.

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing and advertising expenses. In the past, sales and marketing also included the amounts we paid to our marketing partners as part of the subscription revenue received; in the past, the subscription revenue was presented as a gross amount as was the amount included in the sales and marketing category.  As part of our ongoing review of accounting pronouncements, we have reclassified the revenues and sales and marketing expenses to reflect net revenue and expense.  Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small-business customer bases. As we continue to execute our sales and marketing strategy to take our products to market, we expect associated costs to increase in 2011 due to targeting new partnerships, advertising campaigns, and additional sales and marketing personnel

Research and Development – Research and development expenses include costs associated with the development of new products, and general technology research. These costs are composed primarily of salaries and related compensation costs of our research and development personnel as well as outside consultant costs.

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

Stock-Based Expenses – Our operating expenses include stock-based expenses related to options, restricted stock awards, and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. We have adopted accounting standards that resulted in and will continue to result in material costs on a prospective basis as long as a significant number of options are outstanding.

Results of Operations for the Three Months Ended June 30, 2011 and June 30, 2010

The following table sets forth certain statements of operations data for the periods indicated:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		2011 vs 2010
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	Percent
REVENUES:
Subscription fees	$90,375	81.4%	$123,146	47.4%	$(32,771)	-27%
Professional service fees	-	-%	7,050	2.7%	(7,050)	-100%
License fees	-	-%	70,850	27.3%	(70,850)	-100%
Hosting fees	-	-%	37,722	14.5%	(37,722)	-100%
Other revenue	20,697	18.6%	20,950	8.1%	(253)	-1%
Total revenues	111,072	100.0%	259,718	100.0%	(148,646)	-57%

COST OF REVENUES	201,889	181.8%	336,310	129.5%	(134,421)	-40%

GROSS LOSS	(90,817)	-81.8%	(76,592)	-29.5%	14,225	19%

OPERATING EXPENSES:
General and administrative	308,763	278.0%	389,469	150.0%	(80,706)	-21%
Sales and marketing	146,888	132.2%	179,640	69.2%	(32,752)	-18%
Research and development	104,932	94.5%	10,380	4.0%	94,552	911%
Loss on disposal of assets	3,471	3.1%	-	-	3,471	100%

Total operating expenses	564,054	507.8%	579,489	223.1%	(15,435)	-3%

LOSS FROM OPERATIONS	(654,871)	-589.6%	(656,081)	-252.6%	(1,210)	-1%

OTHER INCOME (EXPENSE):
Interest expense, net	(322,386)	-290.2%	(233,025)	-89.7%	89,361	38%
Gain on legal settlements, net	177,000	159.4%	401,107	154.4%	(224,107)	-56%
Total other expense	(145,386)	-130.9%	168,082	64.7%	(313,468)	-187%

NET LOSS	$(800,257)	-720.5%	$(487,999)	-187.9%	$312,258	64%

Revenues

Revenues decreased 57% to $111,072 for the three months ended June 30, 2011 from $259,718 for the same period in 2010. Our overall decrease in revenues was driven by substantial declines in subscription fees, license fees and hosting fees. During the period, we focused time and efforts to market and promote our newly released SmartOn™ Mobile product.  Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees decreased 27% to $90,375 for the three months ended June 30, 2011 from $123,146 for the same period in 2010. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution coupled with a decrease in demand for new subscription relationships during the second quarter of 2011.

Professional Service Fees

Revenues from professional service fees decreased 100% to $ -0- for the three months ended June 30, 2011 from $7,050 for the same period in 2010. This decrease is primarily due to a significant decline in web consulting services provided to customers and no new sales of professional services as we focused time and efforts to market and promote our newly released SmartOn™ Mobile product during the second quarter of 2011.

License Fees

Revenues from license fees decreased 100% to $ -0- for the three months ended June 30, 2011 from $70,850 for the same period in 2010. There was no license fee revenue recognized in the second quarter of 2011 due to the cancellation of a term license that commenced in December 2009.

Hosting Fees

Revenues from hosting fees decreased 100% to $ -0- for the three months ended June 30, 2011 from $37,722 for the same period in 2010. This decrease is due to the loss of clients that required hosting services.

Other Revenue

Revenues from non-core activities decreased 1% to $20,697 for the three months ended June 30, 2011 from $20,950 for the same period in 2010. We expect these revenue streams to continue to be insignificant in the future as we focus on the growth of our subscription fees revenue.

Cost of Revenues

Cost of revenues decreased 40% to $201,889 for the three months ended June 30, 2011 from $336,310 for the same period in 2010. This decrease is the result of reduction in costs directly related to the decrease in revenues.

Operating Expenses

General and Administrative

General and administrative expenses decreased 21% to $308,763 for the three months ended June 30, 2011 from $389,469 for the same period in 2010. This decrease is primarily attributable to reductions in bad debt expense $70,000; and $38,000 in audit fees.  Bad debt expense was reduced because we chose not to continue to do service for and invoice customers who were unable to pay.  Audit fees were reduced due to reduction of additional services required and increased efficiencies in our finance and accounting function.  These decreases were offset by a $10,000 increase in bank fees to secure additional financing;  a $5,000 increase in professional fees for initial implementation of XBRL, newly required SEC reporting requirements; and a $9,000 additional payroll processing and compensation expense during the three month period ending June 30, 2011.

Sales and Marketing

Sales and marketing expenses decreased 18% to $146,888 for the three months ended June 30, 2011from $179,640 for the same period in 2010. This variance is primarily attributable to reductions associated with revenue-sharing arrangements with our multi-level marketing partners while we focused time and efforts to market and promote our newly released SmartOn™ Mobile product.

Research and Development

Research and development expenses increased 911% to $104,932 for the three months ended June 30, 2011 from $10,380 for the same period in 2010. This increase is primarily attributable to an increase in the allocation of internal technical resources to research and development during the second quarter of 2011.

 Other Income (Expense)

Other income (expense) for the three months ended June 30, 2011 and 2010 comprise the following:

	Three Months Ended June 30,		Change
	2011	2010	Dollars	Percent
Interest (expense) net	$(322,386)	$(233,025)	$89,361	38%
Gain on legal settlements, net	177,000	401,107	(224,107)	-56%
Total other income (expense)	$(145,386)	$168,082	$(313,468)	-187%

Net other income (expense) decreased 187% to an expense of $145,386 for the three months ended June 30, 2011 from an income of $168,082 for the same period in 2010. This net increase was primarily attributable to the settlement of the Nouri litigation.

Interest Expense, NetNet interest expense increased 38% to $322,386 for the three months ended June 30, 2011 from $233,025 for the same period in 2010. This increase is primarily related to additional borrowings in 2011.

Gain on legal settlements, Net

Net gain on legal settlements decreased 56% to $177,000 for the three months ended June 30, 2011 from  $401,107 for the same period in 2010. This net decrease was primarily attributable to the results of the negotiations to settle the Nouri litigation in 2010 compared to the reduction of final Class Action costs in 2011.

Results of Operations for the Six Months Ended June 30, 2011 and June 30, 2010

The following table sets forth certain statements of operations data for the periods indicated:

	Six Months EndedJune 30, 2011		Six Months EndedJune 30, 2010		2011 vs 2010
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	Percent
REVENUES:				`
Subscription fees	$193,647	77.5%	$259,404	41.6%	$(65,757)	-25.3%
Professional service fees	-	-%	69,825	11.2%	(69,825)	-100.0%
License fees	-	-%	158,650	25.4%	(158,650)	-100.0%
Hosting fees	-	-%	81,994	13.1%	(81,994)	-100.0%
Other revenue	56,162	22.5%	53,745	8.6%	2,417	4.5%
Total revenues	249,809	100.0%	623,618	100.0%	(373,809)	-59.9%

COST OF REVENUES	394,205	157.8%	702,244	112.6%	(308,039)	-43.9%

GROSS LOSS	(144,396)	-57.8%	(78,626)	-12.6%	65,770	83.6%

OPERATING EXPENSES:
General and administrative	647,731	259.3%	1,061,888	170.3%	(414,157)	-39.0%
Sales and marketing	288,942	115.7%	332,275	53.3%	(43,333)	-13.0%
Research and development	263,821	105.6%	42,385	6.8%	221,436	522.4%
Loss on disposal of assets, net	3,471	1.4%	-	-%	3,471	100%

Total operating expenses	1,203,965	482.0%	1,436,548	230.4%	(232,583)	-16.2%

LOSS FROM OPERATIONS	(1,348,361)	-539.8%	(1,515,174)	-243.0%	(166,813)	-11.0%

OTHER INCOME (EXPENSE):
Interest expense, net	(616,715)	-246.9%	(443,720)	-71.2%	172,995	39.0%
Gain on legal settlements, net	177,019	70.9%	553,970	88.8%	(376,951)	-68.0%
Total other expense	(439,696)	-176.0%	110,250	17.7%	(549,946)	-498.8%

NET LOSS	$(1,788,057)	-715.8%	$(1,404,924)	-225.3%	$383,133	27.3%

Revenues

Revenues decreased 59.9% to $249,809 for the six months ended June 30, 2011 from $623,618 for the same period in 2010. Our overall decrease in revenues was driven by substantial declines in subscription, professional service, license and hosting fees. During the period, we focused time and efforts to market and promote our newly released SmartOn™ Mobile product.  Select items are discussed in detail below.

Subscription Fees

 Revenues from subscription fees decreased 25.3% to $193,647 for the six months ended June 30, 2011 from $259,404 for the same period in 2010. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution  coupled with a decrease in demand for new subscription relationships during the first and second quarters of 2011.

Professional Service Fees

Revenues from professional service fees decreased 100% to $ -0- for the six months ended June 30, 2011 from $69,825 for the same period in 2010. This decrease is primarily due to a significant decline in web consulting services provided to customers and no new sales of professional services as we focused time and efforts to market and promote our newly released SmartOn™ Mobile product during the first and second quarters of 2011.

License Fees

Revenues from license fees decreased 100% to $ -0- for the six months ended June 30, 2011 from $158,650 for the same period in 2010. There was no license fee revenue recognized in the first and second quarter of 2011 due to the cancellation of a term license that commenced in December 2009 and no new sales.

Hosting Fees

Revenues from hosting fees decreased 100% to $ -0- for the six months ended June 30, 2011 from $81,994 for the same period in 2010. This decrease is caused by lack of customer traffic for clients and the loss of clients that required hosting services.

Other Revenue

Revenues from non-core activities increased 4.5% to $ 56,162 for the six months ended June 30, 2011from $53,745 for the same period in 2010. We expect these revenue streams to continue to be insignificant in the future as we focus on the growth of our subscription fees revenue.

Cost of Revenues

Cost of revenues decreased 43.9% to $394,205 for the six months ended June 30, 2011 from $702,244 for the same period in 2010. This decrease is the result of decreased professional services costs associated with subscription fees revenue.

Operating Expenses

Operating expenses decreased 16.2% to $1,203,965 for the six months ended June 30, 2011 from $1,436,548 for the same period in 2010. This decrease is the direct result of our concerted efforts to reduce operating expenses by improving efficiencies and eliminating unnecessary costs.  Select items are discussed in detail below.

General and Administrative

General and administrative expenses decreased 39% to $647,731 for the six months ended June 30, 2011 from $1,061,888 for the same period in 2010. This decrease is primarily attributable to reductions in: bad debt expense of $250,000 because we chose not to continue to do services for  and invoice customers who were unable to pay; $136,000 of legal expense because we have been able to settle the outstanding litigation that we were involved with since 2007; $46,000 in audit fees due to a reduction of additional services required and increased efficiencies in our finance and accounting function; and a $19,000 decrease in insurance expense due to change in coverage.  These decreases were offset by the recognition of an additional $11,000 in compensation expense associated with the grant of stock options to current employees; $11,000 of additional expense for the granting of restricted stock to Board Member Shlomo Elia: and $15,000 of additional information technology and payroll processing costs during the six-month period ended June 30, 2011.

Sales and Marketing

Sales and marketing expenses decreased 13% to $288,942 for the six months ended June 30, 2011 from $332,275 for the same period in 2010. This variance is primarily attributable to reductions associated with revenue-sharing arrangements with our channel partners while we focused time and efforts to market and promote our newly released SmartOn™ Mobile product.

Research and Development

Research and development expenses increased 522.4% to $263,821 for the six months ended June 30, 2011 from $42,385 for the same period in 2010. This increase is primarily attributable to an emphasis on research and continued product development during the first and second quarters of 2011.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2011 and 2010 comprise the following:

	Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent
Interest expense, net	$(616,715)	$(443,720)	$172,995	39.0%
Gain on legal settlements, net	177,019	553,970	(376,951)	-68.0%
Total other (expense) income	$(439,696)	$110,250	$(549,946)	-498.8%

Net other (expense) income decreased 498.8% to an overall expense of ($439,696) for the six months ended June 30, 2011 from income of $110,250 for the same period in 2010. This net decrease was primarily attributable to the net increase in interest expense offset by a lesser gain on legal settlements for the six months ended June 30, 2011.

Interest Expense, Net
Net interest expense increased 39% to $616,715 for the six months ended June 30, 2011 from $443,720 for the same period in 2010. This increase is primarily the result of additional borrowings during 2011.

Gain on legal settlements, Net

Net gain on legal settlements decreased 68% to $177,019 for the six months ended June 30, 2011 from $553,970 for the same period in 2010. This net increase was primarily attributable to the results of the negotiations to settle the Nouri and Class Action litigation.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first or second quarter of 2011 primarily due to continued substantial uncertainty based on objective evidence regarding our ability to realize our deferred tax assets, thereby warranting a full valuation allowance in our financial statements. We have approximately $52.1 million in net operating loss carryforwards, which may be utilized to offset future taxable income.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.  The net operating loss carryforward amount will expire between 2011 and 2029.

Liquidity and Capital Resources

Overview

As of June 30, 2011, our principal sources of liquidity were cash and cash equivalents totaling $998,076 and current accounts receivable of $1,958, net of allowance for doubtful accounts, as compared to $1,110,209 of cash and cash equivalents and $8,931 in accounts receivable as of December 31, 2010. As of June 30, 2011, we had drawn $5,000,000 on the $6,500,000 line of credit, leaving approximately $1,500,000 available under the credit facility for our operations. Deferred revenue at June 30, 2011 was $21,000 as compared to $23,000 at December 31, 2010.

As of August 4, 2011, our principal sources of liquidity were cash and cash equivalents totaling approximately $696,000 and accounts receivable of approximately $9,600. In addition, we had drawn approximately $5,000,000 on the IDB Bank credit facility.  As of August 4, 2011, we also have a commitment from our convertible secured subordinated noteholders to purchase up to an additional $1.225 million in Notes upon approval and call by our Board of Directors.

Cash Flows

During the six months ended June 30, 2011, our working capital deficit increased by approximately $4.37 million to $7.22 million from a working capital deficit of $2.85 million at December 31, 2010. As described more fully below, the working capital deficit at June 30, 2011 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.

Cash Flows from Operating Activities

	Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent
Net cash (used) in operating activities	$(2,446,785)	$(1,722,101)	$724,684	42.1%

Net cash used in operating activities increased 42% to $2,446,785 for the six months ended June 30, 2011 from $1,722,101 for the same period in 2010. This increase is primarily attributable to an increase in accrued liabilities and accounts payable, and a decrease in accounts receivable, offset by a decrease in bad debt reserve allowance.

Cash Flows from Investing Activities

	Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent
Net cash (used) in investing activities	$(7,506)	$(4,372)	$3,134	71.7%

Net cash used in investing activities increased 71.7% to $7,506 for the six months ended June 30, 2011 from $4,372 for the same period in 2010. This net increase in use of cash is attributable to the purchase of additional purchase of equipment during the six-month period ended June 30, 2011.

Cash Flows from Financing Activities

	Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent
Net cash provided by financing activities	$2,420,710	$1,628,993	$791,717	48.6%

Net cash provided by financing activities increased 48.6% to $2,420,710 for the six months ended June 30, 2011 from $1,628,993 for the same period in 2010. This net source of cash is primarily due to debt borrowings in each period, as described below.

The net cash for the second quarter of 2011 from our financing activities was generated through debt financing, as described below.

Debt Financing

As of June 30, 2011, we had notes payable totaling $19,049,189. The detail of these notes is as follows:

Note Description	As of June 30, 2011	As of December 31, 2010	Maturity	Rate
IDB credit facility	$5,000,000	$4,000,000	May 2012	Prime, not less than 4.0%
Insurance premium note	-	21,778	July 2011	5.4%
Various capital leases	174,189	185,255	Various	8.0-18.0%
Convertible notes	13,875,000	12,500,000	November 2013	8.0%
Totals	19,049,189	16,707,033
Less current portion of debt	5,015,753	40,564
Long –term portion of debt	$14,033,436	$16,666,469

Line of Credit

On December 6, 2010, the Company entered into (i) a $6,500,000 Promissory Note (the “IDB Note”), as borrower, and (ii) a Letter Agreement for a $6,500,000 Term Loan Facility (the “Letter Agreement”), each with Israel Discount Bank of New York (“IDB”) as lender.

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

Convertible Notes

We have issued convertible subordinated notes, as amended, or the Notes, under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007 or, as amended, the Note Purchase Agreement, between the Company and the convertible noteholders, under which we are entitled to elect to sell to the convertible noteholder, and the convertible noteholders are obligated to buy Notes.

Sales of Notes to the convertible noteholders are subject to certain conditions, including the absence of events or conditions that could reasonably be expected to have a material adverse effect on the ability of the Company to perform its obligations under the Note Purchase Agreement.

As of June 30, 2011, we had $13.875 million aggregate principal amount of Notes due November 14, 2013 outstanding, after a $200,000 reduction of such current outstanding debt on account of a sale-leaseback of our equipment with the noteholders in 2009.  The Notes have been sold as follows:

	As of June 30, 2011
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Due Date
Atlas Capital	Various	$11,425,000	8%	11/14/2013
Blueline Fund	November 14, 2007	500,000	8%	11/14/2013
Crystal Management	Various	750,000	8%	11/14/2013
HSBC Private Bank (Suisse), SA	November 21, 2008	250,000	8%	11/14/2013
UBP, Union Bancaire Privee	Various	900,000	8%	11/14/2013
William Furr	November 14, 2007	250,000	8%	11/14/2013
Less – lease conversion	September 4, 2009	(200,000)
Total Convertible Notes		$13,875,000

During a Board of Directors Meeting, held on June 15, 2011, the Board unanimously approved a resolution to increase the total aggregate principal amount of Notes for sale to new convertible noteholders or existing noteholders from $15.3 million to $20.3 million.  The terms of sale, maturity and interest rate remain consistent with the Notes already sold.  We may now sell up to $20.3 million aggregate principal amount of Notes to new convertible noteholders or existing noteholders with an outside maturity date of November 14, 2013.  In addition, the maturity date definition for each of the Notes is the date upon which the note is due and payable, which is the earlier of (1) November 14, 2013, (2) a change of control, or (3) if an event of default occurs, the date upon which noteholders accelerate the indebtedness evidenced by the Notes.  The conversion price for each outstanding Note and any additional Notes sold in the future is the same and set at the lowest applicable conversion price for all the Notes, determined according to the formula described in Note 6 in the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010.

On April 6, 2011, we sold a Note to Atlas in the principal amount of $400,000 due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.   On May 4, 2011, we sold a Note to UBP, Union Bancaire Privee in the principal amount of $400,000 due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.

Going Concern

Our independent registered public accountants for the fiscal year ended December 31, 2010 have issued an explanatory paragraph in their report included in our Annual Report on Form 10-K for the year ended December 31, 2010 in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Legal Proceeding Development

On July 1, 2011, the United States District Court Middle District of North Carolina issued the Final Judgment and Order of Partial Dismissal with Prejudice in the Class Action case. The District Court approved the Stipulation and directed that the terms of the Stipulation should be consummated.

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Notes 4 and 7 to our financial statements contained elsewhere in this Quarterly Report on Form 10-Q for a further description of material legal proceedings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our interim Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Interim Chief Executive Officer and  Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes to our internal control over financial reporting, as such, term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.     EXHIBITS

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.1**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text.**

 * = Filed herewith.
** = Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART ONLINE, INC.

	By:	/s/ Dror Zoreff
August 12, 2011		Dror Zoreff
Principal Executive Officer, Interim CEO and President

SMART ONLINE, INC.

	By:	/s/ Thaddeus J. Shalek
August 12, 2011		Thaddeus J. Shalek
Principal Accounting Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer/Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350

101.1**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text.**

* = Filed herewith.
** = Furnished herewith.