Form 10-Q
period 2011-09-30
SMART ONLINE INC
filed 2011-11-17
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 11, 2011, there were 18,352,543 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SMART ONLINE, INC.
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$230,766	$860,211
Restricted cash	121,000	249,998
Accounts receivable, net	970	8,931
Prepaid Expenses	47,693	164,692
Total current assets	400,429	1,283,832
Property and equipment, net	171,819	202,922
Other assets	15,371	5,000
TOTAL ASSETS	$587,619	$1,491,754
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$547,312	$551,759
Notes payable (See Note 4)	5,050,053	40,564
Deferred revenue	21,534	22,271
Accrued liabilities – Nouri	442,227	1,400,000
Accrued liabilities (See Note 2)	303,820	2,119,376
Settlement related financial instrument liability (See Note 3)	1,917,500	-
Total current liabilities	8,282,446	4,133,970
Long-term liabilities:
Long-term portion of notes payable (See Note 4)	14,529,297	16,666,469
Deferred revenue	4,633	294
Total long-term liabilities	14,533,930	16,666,763
Total liabilities	22,816,376	20,800,733
Commitments and contingencies (See Note 5)
Stockholders' deficit:
Preferred stock,$ 0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010
Common Stock, $.001 par value, 45,000,000 shares authorized, 18,352,543 and 18,342,542 shares Issued and Outstanding at September 30, 2011 and December 31, 2010, respectively.	18,353	18,343
Additional paid-in capital	67,111,974	67,070,568
Accumulated deficit	(89,359,084)	(86,397,890)
Total Stockholders’ Deficit	(22,228,757)	(19,308,979)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$587,619	$1,491,754

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
REVENUES:
Subscription fees	$88,101	$119,152	$281,748	$378,556
Professional service fees	-	12,600	-	82,425
License fees	-	65,850	-	224,500
Hosting fees	-	37,722	-	119,716
Other revenue	26,988	25,644	83,150	79,389
Total revenues	115,089	260,968	364,898	884,586

COST OF REVENUES	205,215	344,156	599,420	1,046,400

GROSS LOSS	(90,126)	(83,188)	(234,522)	(161,814)

OPERATING EXPENSES:
General and administrative	232,874	408,004	880,605	1,469,892
Sales and marketing	125,866	181,132	414,808	513,408
Research and development	92,280	7,695	356,104	50,080
Loss on disposal of assets, net	-	398,962	3,471	398,962

Total operating expenses	451,020	995,793	1,654,988	2,432,342

LOSS FROM OPERATIONS	(541,146)	(1,078,981)	(1,889,510)	(2,594,156)

OTHER INCOME (EXPENSE):
Interest expense, net	(336,988)	(244,189)	(953,703)	(687,909)
Gain on legal settlements, net	-	2,547	177,019	556,517
Change in market value of settlement related financial instruments	(295,000)	-	(295,000)	-
Total other expense	(631,988)	(241,642)	(1,071,684)	(131,392)

NET LOSS	$(1,173,134)	$(1,320,623)	$(2,961,194)	$(2,725,548)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.06)	$(0.07)	$(0.16)	$(0.15)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and fully diluted	18,352,543	18,342,542	18,352,543	18,342,542

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,961,194)	$(2,725,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,683	100,892
Change in market value of settlement related financial instruments	295,000	-
Bad debt expense	-	377,348
Stock-based compensation expense	41,416	22,884
(Gain) loss on disposal of assets	3,471	398,962
Changes in assets and liabilities:
Accounts receivable	7,961	(309,404)
Notes receivable	-	(54,888)
Prepaid expenses	116,998	148,204
Other assets	(10,370)	(2,504)
Deferred revenue	5,387	(17,002)
Accounts payable	(4,447)	19,619
Accrued and other expenses	(1,152,612)	(760,173)
Net cash used in operating activities	(3,620,707)	(2,801,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(10,052)	(7,009)
Net cash used in investing activities	(10,052)	(7,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(2,683)	(4,261,620)
Restricted cash used to pay IDB interest and fees	128,997	-
Debt borrowings	2,875,000	7,007,129
Net cash provided by financing activities	3,001,314	2,745,509

NET DECREASE IN CASH AND CASH EQUIVALENTS	(629,445)	(63,110)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	860,211	119,796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$230,766	$56,686

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$926,931	$173,818

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and services targeted to businesses and not-for-profit organizations.  The products are delivered via a SaaS model. We also provide website-consulting services and customized mobile applications. We reach our customers primarily through direct sales, web-site marketing and community involvement.   The Company maintains a website that offers additional information about these capabilities as well as certain corporate information at www.smartonline.com.

Basis of Presentation - The financial statements as of and for the three and nine months ended September 30, 2011 and 2010 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2010 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “2010 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2011, and its results of operations for the three and nine months ended September 30, 2011 and 2010. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three and nine months ended September 30, 2011 and 2010, the Company incurred net losses as well as negative cash flows and had deficiencies in working capital. In addition, the Company was involved in the settlement of a class action lawsuit (See Note 7 “Commitments and Contingencies,” in the 2010 Annual Report), and the settlement of a lawsuit for legal fees advanced on behalf of former officers and employees who were convicted in Federal Court. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. At November 11, 2011, the Company has a commitment from its convertible secured subordinated noteholders to purchase up to an additional $1.225 million in convertible notes upon approval and call by the Company’s Board of Directors. There can be no assurance that, if the noteholders do not purchase the $1.225 million in convertible notes, the Company will be able to obtain alternative funding. There can be no assurance that the Company’s efforts to raise capital or increase revenue will be successful. If these efforts are unsuccessful, the Company may have to cease operations and liquidate the business. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows.

Fair value of financial assets and liabilities - The Company measures the fair value of financial assets and liabilities in accordance with U.S. GAAP which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. U.S. GAAP describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fair Value Measurements Using:
Liabilities
Settlement related financial instrument liability (shares of common stock)	$1,917,500	$-	$—	$1,917,500	$—	$—	$—	$—

The table below provides a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant observable inputs (Level 1). The table reflects net gains and losses for all financial assets and liabilities as of September 30, 2011 and December 31, 2010.

	$	Number of Shares Common Stock
Liabilities:
Class Action financial instrument liability as of January 1, 2011	$-	-
July 1, 2011, the District Court approved the Class Action settlement agreement calling for the future issuance of shares of common stock	1,622,500	1,475,000
Increase in fair value of shares of common stock	295,000	—

Settlement related financial instrument liability as of September 30, 2011	$1,917,500	1,475,000

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and nine months ended September 30, 2011 are consistent with those used for the year ended December 31, 2010.  Accordingly, please refer to the 2010 Annual Report for the Company’s significant accounting policies.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued, and the period over which revenue is generated. Actual results could differ materially from those estimates.  In particular, the liability for the settlement of the Class Action Law suit (see Note 5) was revised as of September 30, 2011 to account for the fluctuation in the closing stock price of the Company’s common stock as of September 30, 2011.

Stock-Based Compensation Effective January 1, 2006, the Company began recognizing stock based compensation. Stock-based compensation is recognized on the straight-line method over the requisite service period. Total stock-based compensation expense recognized under U.S. GAAP provisions during the three and nine months ended September 30, 2011 was $5,236 and $41,416, respectively, of which $ -0- and $13,850 related to the issuance of restricted stock and $5,236 and $27,566 was expensed associated with stock options. Total stock-based compensation expense during the three and nine months ended September 30, 2010 was $11,243 and $22,884, respectively, of which $2,850 and $5,700 related to the issuance of restricted stock and $8,393 and $17,184 was expensed for the respective periods. No stock-based compensation was capitalized in the financial statements.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Compensation expense included in G&A expense related to stock options	$5,236	$8,393	$27,566	$17,184
Compensation expense included in G&A expense related to restricted stock awards	-	2,850	13,850	5,700

Total expense	$5,236	$11,243	$41,416	$22,884

 The fair value of option grants under the Company’s equity compensation plan and other stock option issuances during the three months and nine months ended September 30, 2011 and 2010 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:
	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	92%	97%	92%	97%
Risk-free interest rate	1.44%	1.27%	1.44%	1.9%
Expected lives (years)	4.0	4.0	4.0	4.0

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. The 1,475,000 shares that will be issued to the claimants in the settled Class Action Settlement described in Notes 3 and 5 below based upon the District Court’s decision on July 1, 2011 are not included in the calculation of net loss per share at September 30, 2011. Shares issuable upon the exercise of stock options and warrants, totaling 343,900 and 1,793,415 on September 30, 2011 and 2010, respectively, were excluded from the calculation of common equivalent shares, as the impact was anti-dilutive.

2. BALANCE SHEET ACCOUNTS

Accrued Liabilities

Accrued liabilities, in addition to the accrued liabilities related to the Company’s litigation related to certain Nouri Parties (see Note 5 below), consisted of the following:

	September 30,	December 31,
	2011	2010
Class Action law suit settlement (See Note5)	$-	$1,874,500
Accrued payroll and related costs	24,804	3,406
Custom accounting development cost	75,436	75,436
Professional services	2,000	-
Interest payable to IDB and Bondholders (See Note 4)	169,255	141,895
Other accrued items	32,325	24,139
	$303,820	$2,119,376

Since the shares have not been issued to the Class Action class, the accrued liability for the Class Action lawsuit settlement is currently accounted for as a Financial Instrument, described in Note 3, rather than as a n accrued liability as in the past.

3. SETTLEMENT RELATED FINANCIAL INSTRUMENT LIABILITY:

The Company generally does not use derivative instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, in connection with the Company’s Class Action lawsuit settlement approved by the District Court on July 1, 2011 (see Note 5), we are required to issue 1,475,000 shares of our common stock to the Class Action class.  Through July 1, 2011, our liability related to these shares was accounted for as an accrued liability on our balance sheet and changes in the value of the shares were generally not reflected on our statements of operations, absent certain significant events, such as the approval of the settlement.  Now that the Class Action has been settled, because we have not yet issued the shares, the liability is now accounted for as a financial instrument liability on our balance sheet and, until the shares are issued, changes in their value will be reflected on our statements of operations as losses or gains, as applicable. The number of shares to be issued will not change, and these losses or gains are not cash items that will impact our income or loss from operations.

The following tabular presentation reflects the components of derivative assets and liabilities as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Shares into which financial instrument liability can be settled:
Unrestricted shares of common stock, when issued	1,475,000	-

	September 30, 2011	December 31, 2010
Settlement related Financial Instrument liability at fair value:
Fair value of unrestricted shares of common stock	$1,917,500	$-

The following tabular presentation reflects the (loss) in the fair value of financial instruments for the three and nine-month periods ended September 30, 2011 and 2010:

	3 months ended September 30, 2011	3 months ended September 30, 2010	9 months ended September 30, 2011	9 months ended September 30, 2010
Change in market value of settlement related financial instruments in the accompanying statement of operations is related to the Class Action settlement approved by the District Court on July 1, 2011
Unrestricted shares of common stock	$(295,000)	$-	$(295,000)	$-

4.  NOTES PAYABLE

As of September 30, 2011, the Company had notes payable totaling $19,579,350. The detail of these notes is as follows:

Note Description	As of September 30, 2011	As of December 31, 2010	Maturity	Rate
IDB credit facility	$5,000,000	$4,000,000	May 2012	Prime, not less than 4.0%
Insurance premium note	33,983	21,778	July 2011	5.4%
Various capital leases	170,367	185,255	Various	8.0-18.0%
Convertible notes	14,375,000	12,500,000	November 2013	8.0%
Totals	19,579,350	16,707,033
Less current portion of debt	(5,050,053)	(40,564)
Long –term portion of debt	$14,529,297	$16,666,469

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

As of September 30, 2011, the Company had $14.375 million aggregate principal amount of Notes due November 14, 2013 outstanding, after a $200,000 reduction of such current outstanding debt on account of a sale-leaseback of the Company’s equipment with the noteholders in 2009.  The Notes have been sold as follows:
	As of September 30, 2011
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Due Date
Atlas Capital	Various	$11,925,000	8%	11/14/2013
Blueline Fund	November 14, 2007	500,000	8%	11/14/2013
Crystal Management	Various	750,000	8%	11/14/2013
HSBC Private Bank (Suisse), SA	November 21, 2008	250,000	8%	11/14/2013
UBP, Union Bancaire Privee	Various	900,000	8%	11/14/2013
William Furr	November 14, 2007	250,000	8%	11/14/2013
Less – lease conversion	September 4, 2009	(200,000)
Total Convertible Notes		$14,375,000

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

On October 11, 2011 and November 7, 2011, the Company sold individual Notes to Atlas in the principal amount of $300,000 each due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In 2008, the Company entered into a non-cancellable sublease to relocate its North Carolina headquarters to another facility near Research Triangle Park in Durham, N.C., under which the Company prepaid rent in the total amount of $450,080 and purchased existing furniture and fixtures for an additional $49,920, which furniture and fixtures were capitalized for depreciation purposes.   Effective May 1, 2010, the sublease was restructured as a direct lease with the owner of the property, with a termination date of September 30, 2011 (the "Lease").  On April 28, 2011, the Company entered into a Lease Amendment with Nottingham Hall IC, LLC, extending the termination date of the lease from September 30, 2011 to November 15, 2013.

Rent expense for the nine months ended September 30, 2011 and 2010 was $156,747 and $163,059, respectively.

Legal Proceedings

The Company is subject to claims and suits that arise from time to time in the ordinary course of business.

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the "Stipulation") with the lead plaintiff in the securities class action involving the Company in the case captioned Mary Jane Beauregard vs. Smart Online, Inc., et al , filed in the United States District Court for the  Middle District of North Carolina (the “Class Action”).   The Stipulation provides for the settlement of the Class Action on the terms described below. The United States District Court for the Middle District of North Carolina (the “District Court”) issued an order preliminarily approving the settlement on January 13, 2011.  The final settlement hearing was held on May 11, 2011.  As of September 30, 2011, the 1,475,000 shares of common stock had not been issued and, according to U.S. GAAP, the Company now carries the obligation as a Financial Instrument on its balance sheet (see Note 3).

The Stipulation provides for the certification of a class consisting of all persons who purchased the Company's publicly traded securities between May 2, 2005 and September 28, 2007, inclusive. As per the terms of the Stipulation, the settlement class has received total consideration of a cash payment of $350,000 made by the Company, and a cash payment of $112,500 made by Maxim Group.  In addition, Henry Nouri is required to transfer 25,000 shares of Company common stock to the settlement class and the Company is required to issue 1,475,000 shares of Company common stock to the class. Under the terms of the Stipulation, counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares in one day or 50,000 shares in 30 calendar days. Subject to the terms of the Stipulation, we paid the lead plaintiff $75,000 on July 14, 2010, $100,000 on September 15, 2010, $100,000 on December 14, 2010 and $75,000 on March 14, 2011.   On July 1, 2011, the District Court issued the Final Judgment and Order of Partial Dismissal with Prejudice in the Class Action case. The Court approved the Stipulation and directed that the terms of the Stipulation should be consummated.

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

On January 13, 2011(the “Effective Date”), the District Court, issued the Order Preliminarily Approving Settlement and Providing Notice.  Based upon the Nouri Settlement Agreement and the January 13, 2011 District Court Order Preliminarily Approving Settlement and Providing Notice, the following amounts were paid for the benefit of  the Nouri Parties: the amount of $500,000 was paid on January 22, 2011 and $75,000 was paid on March 16, 2011, April 15, 2011, June 14, 2011, July 14, 2011, August 15, 2011, September 14, 2011 and October 14, 2011; $7,773 was paid on May 12, 2011, and an additional  $367,227 is payable in four fixed monthly installments of $75,000 based on the Effective Date, with the last four scheduled installments totaling $300,000 subject to reduction to the extent that fees and disbursements for the Nouris’ appeal are below certain levels or if the appeal is not taken to final adjudication.  The Company was ordered by a court of proper jurisdiction to withhold $67,227 for future payment of adjudicated debt owed by the Nouris.  The Settlement Agreement provides for the exchange of mutual releases by the parties.

6.  STOCKHOLDERS’ EQUITY

Preferred Stock
The Board of Directors is authorized, without further stockholder approval, subject to the approval of the Noteholders, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at September 30, 2011.

Common Stock
The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of September 30, 2011, it had 18,352,543 shares of common stock outstanding and will issue 1,475,000 shares to the lead plaintiff’s counsel as per the Stipulation described in Note 5 above. Holders of common stock are entitled to one vote for each share held.

Warrants
As part of the commission paid to Canaccord Adams, Inc. (“CA”), the Company’s placement agent in the February 2007 private placement transaction, CA was issued a warrant to purchase 35,000 shares of the Company’s common stock at an exercise price of $2.55 per share. This warrant contains a provision for cashless exercise and is exercisable until February 21, 2012. CA and the Company also entered into a Registration Rights Agreement (the “CA RRA”). Under the CA RRA, the shares issuable upon exercise of the warrant must be included on the same registration statement the Company was obligated to file under a previous registration rights agreement, but CA was not entitled to any penalties for late registration or effectiveness.

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

The following is a summary of the stock option activity for the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price
BALANCE, December 31, 2010	283,000	$2.34
Granted	28,400	1.21
Exercised	-	-
Canceled	(2,500)	1.10
BALANCE, September 30, 2011	308,900	$2.25

The following table summarizes information about stock options outstanding at September 30, 2011:
				Currently Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.90	8,400	10.0	$.90	-	$0.90
$1.10	65,500	9.3	$1.10	16,375	$1.10
$1.14	125,000	8.5	$1.14	68,750	$1.14
$1.35	20,000	10.0	$1.35	-	$1.35
From $2.50 to $3.50	45,000	3.8	$3.31	45,000	$3.31
$5.00	25,000	3.5	$5.00	25,000	$5.00
$8.61	20,000	2.5	$8.61	20,000	$8.61
Totals	308,900	5.9	$6.10	175,125	$6.10

At September 30, 2011, there remains $86,863 of unvested expense yet to be recorded related to all options outstanding.

7.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk principally consist of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by ongoing credit evaluation processes, relatively short collection terms, and the nature of the Company’s customer base, primarily mid- to large-size corporations with significant financial histories. Collateral is not generally required from customers. The need for an allowance for doubtful accounts is determined based upon factors surrounding risk of specific customers, historical trends, and other information.

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Three Months Ended September 30, 2011
	Revenue Type	Revenues	% of Total Revenues

Customer A	Subscription fees/other revenue	$95,592	83.06%
Customer B	Subscription fees/other revenue	19,396	16.85%
Others	Various	101	0.09%
Total		$115,089	100%

		Three Months Ended September 30, 2010
	Revenue Type	Revenues	% of Total Revenues

Customer A	Subscription fees/other revenue	$102,117	39.13%
Customer B	Subscription fees/other revenue	39,622	15.18%
Customer C	Professional service fees	90,000	34.49%
Customer D	Subscription fees	28,731	11.01%
Others	Various	498	.19%
Total		$260,968	100%

		Nine Months Ended September 30, 2011
	Revenue Type	Revenues	% of Total Revenues

Customer A	Subscription fees/other revenue	$292,365	80.12%
Customer B	Subscription fees/other revenue	70,052	19.20%
Others	Various	2,481	0.68%
Total		$364,898	100%

		Nine Months Ended September 30, 2010
	Revenue Type	Revenues	% of Total Revenues

Customer A	Subscription fees/other revenue	$309,572	35.00%
Customer B	Subscription fees/other revenue	136,981	15.49%
Customer C	Professional service fees	305,000	34.48%
Others	Various	133,033	15.03%
Total		$884,586	100%

As of September 30, 2011, two customers accounted for 64% and 36% of accounts receivable, respectively, before consideration of the allowance for doubtful accounts.   As of December 31, 2010, one customer accounted for 100% of accounts receivable.

8.  SUBSEQUENT EVENTS

The information for this section has been updated through November 11, 2011.

The Company sold convertible secured subordinated notes as follows:

Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	l Due Date
Atlas Capital	October 11, 2011	300,000	8%	11/14/2013
Atlas Capital	November 7, 2011	300,000	8%	11/14/2013

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act and other laws. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part II, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 and our subsequent periodic reports filed with the Securities and Exchange Commission, or SEC, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional Notes, and bank lines of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing credit facility (which expires May 2012, as described above) and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.   The settlement of the Class Action lawsuit will cause current shareholders to be further diluted due to the issuance of an additional 1,475,000 shares of our common stock pursuant to the terms of the Stipulation.

Sources of Revenue

We derive revenues from the following sources:

●
Subscription fees – monthly fees charged to customers for access to our SaaS applications.  Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. We make subscription sales either on a subscription or on a “for fee” basis. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user.  In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we recognized that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to United States Generally Accepted Accounting Principles (“U.S. GAAP”).  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.  The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change the net income.  Subscription fees are recognized as earned through our revenue sharing arrangements.

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

Operating Expenses

During the 2010 and 2009, our primary business initiatives included increasing subscription fee revenue and professional services revenue, making organizational improvements, concentrating our development efforts on enhancements and customization of our platforms and applications, and shifting our strategic focus to the sales and marketing of our products. During the first nine months of 2011, we provided services for our subscription fee customers and focused our efforts on improving our current technology for those industries that we have historically serviced and we began providing mobile solution products to businesses and not-for-profit organizations.

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

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing and advertising expenses. In the past, sales and marketing also included the amounts we paid to our marketing partners as part of the subscription revenue received; in the past, the subscription revenue was presented as a gross amount as was the amount included in the sales and marketing category.  As part of our ongoing review of accounting pronouncements, we have reclassified the revenues and sales and marketing expenses to reflect net revenue and expense.  Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small-business customer bases. As we continue to execute our sales and marketing strategy to take our products to market, we expect associated costs to increase during the remainder of 2011 due to targeting new partnerships, advertising campaigns, and additional sales and marketing personnel.

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

Settlement related financial instrument liability - In connection with the Company’s Class Action lawsuit settlement approved by the District Court on July 1, 2011 (see Note 5 to our financial statements included elsewhere in this report), we are required to issue 1,475,000 shares of our common stock to the Class Action class.  Through July 1, 2011, our liability related to these shares was accounted for as an accrued liability on our balance sheet and changes in the value of the shares were generally not reflected on our statements of operations, absent certain significant events, such as the approval of the settlement.  Now that the Class Action has been settled, because we have not yet issued the shares, the liability is now accounted for as a Derivative Financial Instrument  liability on our balance sheet and, until the shares are issued, changes in their value will be reflected on our statements of operations as losses or gains, as applicable.  As our stock price is volatile and not within our control, we cannot predict the magnitude of future losses or gains from the change in the fair market value of our stock.  However, the number of shares to be issued will not change, and these losses or gains are not cash items that will impact our income or loss from operations.

Results of Operations for the Three Months Ended September 30, 2011 and September 30, 2010:

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	September 30, 2011	% of Revenue	September 30, 2010	% of Revenue

REVENUES
Subscription Fees	$88,101	76.55%	$119,152	45.66%
Professional service fees	-	-%	12,600	4.83%
License fees	-	-%	65,850	25.23%
Hosting Fees	-	-%	37,722	14.45%
Other revenue	26,988	23.45%	25,644	9.83%

Total Revenues	115,089	100.0%	260,968	100.0%

COST OF REVENUES	205,215	178.31%	344,156	131.88%

GROSS PROFIT (LOSS)	(90,126)	-78.31%	(83,188)	-31.88%

OPERATING EXPENSES
General and administrative	232,874	202.34%	408,004	156.34%
Sales and marketing	125,866	109.36%	181,132	69.41%
Research and development	92,280	80.18%	7,695	2.95%
Loss disposal of assets	-	-%	398,962	152.88%

Total operating expenses	451,020	391.89%	995,793	381.58%

LOSS FROM OPERATIONS	(541,146)	-470.20%	(1,078,981)	-413.45%

Total other income (expense)
Interest Expense (net)	(336,988)	-292.81%	(244,189)	-93.57%
Gain on legal settlements (net)	-	-%	2,547	0.98%
Change in market value of settlement related financial instruments	(295,000)	-256.32%	-	-%
Total Other Income (Expense)	(631,988)	-549.13%	(241,642)	-92.59%

NET(LOSS)	$(1,173,134)	-1,019.33%	$(1,320,623)	-506.05%

Revenues

Total revenues for the three months ended September 30, 2011 were $115,089 compared to $260,968 for the same period in 2010, representing a decrease of $145,879, or 56%. This overall decrease in revenues was primarily attributable to decreases in subscription fees, and professional service fees in conjunction with the discontinuance of services to customers who were unable to pay for services provided.  Select items are discussed in detail below.

Subscription Fees

Subscription fees for the three months ended September 30, 2011 were $88,101 compared to $119,152 for the same period in 2010, representing a decrease of $31,051, or 26%. This decrease is primarily due to a decrease in active subscribers to whom we provide e-commerce, domain name, email services, and related event ticket sale services for use as members of one of our primary customers, a direct-selling organization.

Professional Service Fees

Professional service fees for the three months ended September 30, 2011 were $ 0 compared to $12,600 for the same period in 2010, representing a decrease of $12,600, or 100%. This decrease is primarily due to a significant decline in web consulting services provided to customers and no new sales of professional services as we focused time and efforts to market and promote our newly released SmartOn™ Mobile product during the first, second and third quarters of 2011.

License Fees

License fees for the three months ended September 30, 2011 were $ 0 compared to $65,850 for the same period in 2010, representing a decrease of $65,850, or 100%. There was no license fee revenue recognized in the third quarter of 2011 due to the cancellation of a term license that commenced in December 2009.

Hosting Fees

Hosting fees for the three months ended September 30, 2011 were $ 0 compared to $37,722 for the same period in 2010, representing a decrease of $37,722, or 100%. This decrease is due to the loss of clients that required hosting services.

Other Revenue

Other revenue for the three months ended September 30, 2011 totaled $26,988 compared to $25,644 for the same period in 2010. This revenue is generated from non-core activities. Other revenue is generated by the billings of merchant processing fees to our customers on behalf of their member transactions.  We expect these revenue streams to continue as we continue to service our subscription based customers.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2011 was $205,215 compared to $344,156 for the same period in 2010, representing a decrease of $138,941, or 40%. This decrease is the result of reduction in costs directly related to the decrease in revenues.

 Operating Expenses

General and Administrative  General and administrative expenses for the three months ended September 30, 2011 were $232,874 compared to $408,004 for the same period in 2010, representing a decrease of $175,130, or 43%. This decrease is primarily attributable to reductions in bad debt expense of $158,000 and $12,000 in audit fees.  Bad debt expense was reduced because we chose not to continue to do service for and invoice customers who were unable to pay.  Audit fees were reduced due to reduction of additional services required and increased efficiencies in our finance and accounting function.

Sales and Marketing
Sales and marketing expenses for the three months ended September 30, 2011 were $125,866 compared to $181,132 for the same period in 2010, representing a decrease of $55,266, or 31%. This decrease is primarily attributable to a decrease of $44,000 for outside marketing vendor services, a $4,700 reduction in payroll costs and a $7,100 reduction of revenue sharing expense.

Research and Development
Research and development expenses for the three months ended September 30, 2011 were $92,280 compared to $7,695 for the same period in 2010, representing an increase of $84,585, or 1,099%. This increase is primarily attributable to an increase in the allocation of internal technical resources to research and development during the third quarter of 2011.

Loss on disposal of assets
The loss on disposal of assets for the three months ended September 30, 2011 was $0 compared to a loss of $398,962 for the same period in 2010, representing an increase of $398,962 or 100%. This decrease is due to the fact that we wrote off the previously capitalized software development costs for OneBiz® during the third quarter of 2010 since the product value could not be justified and we had no such write-off in 2011.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2011 and 2010 comprise the following:

	Three Months Ended September 30,		Change
	2011	2010	Dollars	Percent
Interest (expense) net	$(336,988)	$(244,189)	$(92,799)	-38%
Gain on legal settlements, net		2,547	(2,547)	-100%
Change in market value of settlement related financial instruments	(295,000)	-	(295,000)	-100%
Total other income (expense)	$(631,988)	$(241,642)	$(390,346)	-162%

Net other  (expense) increased 161% to $631,988 for the three months ended September 30, 2011 from $241,642 for the same period in 2010. This net increase was primarily attributable to increased borrowing from our Bond Note holders and IDB Bank and the change in fair market value of the Class Action lawsuit settlement related financial instrument.

Interest Expense, Net - Net interest expense increased 38% to $336,988 for the three months ended September 30, 2011 from $244,189 for the same period in 2010. This increase is primarily related to additional borrowings in 2011.

Gain on legal settlements, Net - Net gain on legal settlements decreased 100% to $0 for the three months ended September 30, 2011 from $2,547 for the same period in 2010.   There were no legal settlements in the third quarter of 2011.

Change in market value of settlement related financial instruments - The shares to settle to the Class Action lawsuit have not been issued.  Therefore, according to U.S. GAAP, the liability for the Class Action lawsuit settlement is currently accounted for as a Derivative Financial Instrument which was initially valued at $1,622,500 at the date of the District Court’s approval and is now recorded at $1,917,500 due to an increase in the per share price of our common stock at September 30, 2011.

Results of Operations for the Nine Months Ended September 30, 2011 and September 30, 2010

The following table sets forth certain statements of operations data for the periods indicated:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010		2011 vs 2010
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	Percent
REVENUES:				`
Subscription fees	$281,748	77.2%	$378,556	42.8%	$(96,808)	-25.6%
Professional service fees	-	-%	82,425	9.3%	(82,425)	-100.0%
License fees	-	-%	224,500	25.4%	(224,500)	-100.0%
Hosting fees	-	-%	119,716	13.5%	(119,716)	-100.0%
Other revenue	83,150	22.8%	79,389	9.0%	3,761	4.7%
Total revenues	364,898	100.0%	884,586	100.0%	(519,688)	-58.7%

COST OF REVENUES	599,420	164.3%	1,046,400	118.3%	(446,980)	-42.7%

GROSS LOSS	(234,522)	-64.3%	(161,814)	-18.3%	(72,708)	-44.9%

OPERATING EXPENSES:
General and administrative	880,605	241.3%	1,469,892	166.2%	(589,287)	-40.1%
Sales and marketing	414,808	113.7%	513,408	58.0%	(98,600)	-19.2%
Research and development	356,104	97.6%	50,080	5.7%	306,024	611.1%
Loss on disposal of assets, net	3,471	.9%	398,962	45.1%	(395,491)	-99.1%

Total operating expenses	1,654,988	453.5%	2,432,342	275.0%	(777,354)	-32.0%

LOSS FROM OPERATIONS	(1,889,510)	-517.8%	(2,594,156)	-293.3%	704,646	27.2%

OTHER INCOME (EXPENSE):
Interest expense, net	(953,703)	-261.4%	(687,909)	-77.8%	(265,794)	38.6%
Gain (loss) on legal settlements, net	177,019	48.5%	556,517	62.9%	(379,498)	-68.2%
Change in market value of settlement related financial instruments	(295,000)	-80.8%	-	-%	(295,000)	-100.0%
Total other expense	(1,071,684)	-293.7%	(131,392)	-14.9%	(940,292)	- 715.6%

NET LOSS	$(2,961,194)	-811.5%	$(2,725,548)	-308.2%	$(235,646)	-8.7%

Revenues. Total revenues for the nine months ended September 30, 2011 were $364,898 compared to $884,586 for the same period in 2010, representing a decrease of $519,688, or 58.7%. Our overall decrease in revenues was driven by substantial declines in subscription, professional service, license and hosting fees. During the period, we focused time and efforts to market and promote our newly released SmartOn™ Mobile product.  Select items are discussed in detail below.

Subscription Fees – Subscription fees for the nine months ended September 30, 2011 were $281,748 compared to $ 378,556 for the same period in 2010, representing a decrease of $96,808, or 26%. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution coupled with a decrease in demand for new subscription relationships during the first, second and third quarters of 2011.

Professional Service Fees - Professional service fees for the nine months ended September 30, 2011 were $0 compared to $82,425 for the same period in 2010 representing a decrease of $82,425, or 100%. This decrease is primarily due to a significant decline in web consulting services provided to customers and no new sales of professional services as we focused time and efforts to market and promote our newly released SmartOn™ Mobile product during the first, second and third quarters of 2011.

License Fees - License fees for the nine months ended September 30, 2011 were $0 compared to $224,500 for the same period in 2010, representing a decrease of $224,500, or 100%. There was no license fee revenue recognized in the first, second and third quarters of 2011 due to the cancellation of a term license that commenced in December 2009 and no new sales.

Hosting Fees – Hosting fees for the nine months ended September 30, 2011 were $0 as compared to $ 119,716 for the same period in 2010, representing a decrease of $119,716 or 100%.  This decrease is caused by lack of customer traffic for clients and the loss of clients that required hosting services.

Other Revenue - Other revenue for the nine months ended September 30, 2011 totaled $83,150 compared to $79,389 for the same period in 2010. This revenue is generated from non-core activities. Other revenue is generated by the billings of merchant processing fees to our customers on behalf of their member transactions.  We expect these revenue streams to continue as we continue to service our subscription based customers.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2011 was $599,420 compared to $1,046,400 for the same period in 2010, representing a decrease of $446,980, or 43%. This decrease was primarily the result of the decrease of development personnel previously involved with the development and servicing of the major customer that left the Company during 2010.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 were $1,654,988 compared to $ 2,432,342 for the same period in 2010 representing a decrease of $777,354, or 32%. This decrease is the direct result of our concerted efforts to reduce operating expenses by improving efficiencies and eliminating unnecessary costs.  Select items are discussed in detail below.

General and Administrative - General and administrative expenses for the nine months ended September 30, 2011 were $880,605 compared to $1,469,892 for the same period in 2010, representing a decrease of $589,287, or 40%. This decrease is primarily attributable to reductions in: bad debt expense of $407,000 because we chose not to continue to do services for  and invoice customers who were unable to pay; $148,000 of legal expense because we have been able to settle the outstanding litigation that we were involved with since 2007; $44,000 in audit and professional fees due to a reduction of additional services required and increased efficiencies in our finance and accounting function; and a $25,000 decrease in insurance expense due to change in coverage.  These decreases were offset by the recognition of an additional $7,000 in compensation expense associated with the grant of stock options to current employees; and $8,000 of additional expense for the granting of restricted stock to Board Member Shlomo Elia during the nine-month period ended September 30, 2011.

Sales and Marketing - Sales and marketing expenses for the nine months ended September 30, 2011were $414,808 compared to $513,408 for the same period in 2010, representing a decrease of $98,600, or 19%. The decrease is primarily attributable to $118,000 decrease in outsourced public relations, marketing consulting and advertising costs and the reduction of external recruiting costs of $17,000 offset by $37,000 of additional wages and associated benefit costs.

Research and Development - Research and development expenses for the nine months ended September 30, 2011 were $356,104 compared to $50,080 for the same period in 2010, representing an increase of $306,024, or 611%. This increase is primarily attributable to an emphasis on research and continued product development during the first and second quarters of 2011.

Loss on disposal of assets – Loss on disposal of assets for the nine months ended September 30, 2011 was $3,471 compared to a loss of $398,962 for the same period in 2010, representing a decrease of $395,491 or 99%. This decrease is due to the fact that we wrote off the previously capitalized software development costs for OneBiz® during the third quarter of 2010 since the product value could not be justified and we incurred a minor loss in 2011 related to the disposal of office equipment.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2011 and 2010 comprise the following:

	Nine Months Ended September 30,		Change
	2011	2010	Dollars	Percent
Interest expense, net	$(953,703)	$(687,909)	$(265,794)	-38.6%
Gain (loss) on legal settlements, net	177,019	556,517	(379,498)	-68.2%
Change in market value of settlement related financial instruments	(295,000)	-	(295,000)	-100.0%
Total other (expense) income	$(1,071,684)	$(131,392)	$(940,292)	-715.6%

Interest Expense, Net – We incurred net interest expense of $953,703 for the nine months ended September 30, 2011 compared to net interest expense of $687,909 for the same period in 2010, representing an increase of $265,794, or 40%. Interest expense increased as a result of increased borrowings during the nine-month period.

Gain on Legal Settlements, Net – Net gain on legal settlements decreased 68% to $177,019 for the nine months ended September 30, 2011 from $556,517 for the same period in 2010. This net decrease was primarily attributable to the fact that the District Court approval of the Class Action settlement of 1,475,000 shares was finalized on July 1, 2011 and the per share valuation for the accrued liability was higher than the per share market price on the date of District Court approval.  Prior to the shares being accounted for as a Financial Instrument, their prior accounting treatment required us to revalue the shares on the date of the approval of the Class Action lawsuit settlement.

Change in market value of settlement related financial instruments – The shares to settle to the Class Action lawsuit have not been issued.  Therefore, according to U.S. GAAP, the liability for the Class Action lawsuit settlement is currently accounted for as a Financial Instrument which was initially valued at $1,622,500 at the date of the District Court’s approval and is now recorded at $1,917,500 due to an increase in the per share price of our common stock at September 30, 2011.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the third quarter of 2011 primarily due to continued substantial uncertainty based on objective evidence regarding our ability to realize our deferred tax assets, thereby warranting a full valuation allowance in our financial statements. We have approximately $54,000,000 in net operating loss carryforwards, which may be utilized to offset future taxable income.

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

Liquidity and Capital Resources

Overview

As of September 30, 2011, our principal sources of liquidity were cash and cash equivalents totaling $351,766 and current accounts receivable of $970, net of allowance for doubtful accounts, as compared to $1,110,209 of cash and cash equivalents and $8,931 in accounts receivable as of December 31, 2010. As of September 30, 2011, we had drawn $5,000,000 on the $6,500,000 IDB Credit Facility, leaving $1,500,000 available under the credit facility for our operations. Deferred revenue at September 30, 2011 was $26,000 as compared to $23,000 at December 31, 2010.

As of November 7, 2011, our principal sources of liquidity were cash and cash equivalents totaling approximately $608,112 and accounts receivable of approximately $915. In addition, we continued to have $1,500,000 available under the IDB Bank Credit Facility.  As of November 7, 2011, we also have a commitment from our convertible secured subordinated noteholders to purchase up to an additional $5.425 million in Notes upon approval and call by our Board of Directors.

Cash Flow from Operations. Cash used in operations for the nine months ended September 30, 2011 totaled $3,620,707, up from $2,801,610 for the same period in 2010. This increase of $819,097 is primarily due to the payment required to fund the Nouri settlement and the class action lawsuit during 2011.

Cash Flow from Investing Activities. Cash used in investing activities for the nine months ended September 30, 2011 totaled $10,052, up from $7,009 for the same period in 2010. This increase is primarily due to the fact that we acquired more computer equipment in the first nine months of 2011 compared to the same period in 2010.

Cash Flow from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2011 totaled $3,001,314, up from $2,745,509 for the same period in 2010. This increase of $255,805 is primarily due to cash raised in 2011 from debt borrowings to fund operations.

The net cash for the nine months of 2011 from our financing activities was generated through debt financing, as described below.

Debt Financing

As of September 30, 2011, we had notes payable totaling $19,539,350. The detail of these notes is as follows:

Note Description	As of September 30, 2011	As of December 31, 2010	Maturity	Rate
IDB credit facility	$5,000,000	$4,000,000	May 2012	Prime, not less than 4.0%
Insurance premium note	33,983	21,778	July 2011	5.4%
Various capital leases	170,367	185,255	Various	8.0-18.0%
Convertible notes	14,375,000	12,500,000	November 2013	8.0%
Totals	19,579,350	16,707,033
Less current portion of debt	5,050,053	40,564
Long –term portion of debt	$14,529,297	$16,666,469

Line of Credit

On December 6, 2010, we entered into (i) a $6,500,000 Promissory Note or “the “IDB Note”, as borrower, and (ii) a Letter Agreement for a $6,500,000 Term Loan Facility (the “Letter Agreement”), each with Israel Discount Bank of New York (“IDB”) as lender.

Under the IDB Note and Letter Agreement, IDB will make available to the Company one or more term loan advances in the maximum aggregate principal amount of $6,500,000 or the “IDB Credit Facility”. The IDB Credit Facility is secured by two irrevocable standby letters of credit issued by UBS Switzerland in favor of IDB in the aggregate amount of $6,500,000 or the “SBLC”, each issued with Atlas Capital S.A. or “Atlas” as account party. Atlas and the Company anticipate finalizing in the near future the terms of the Company’s reimbursement of Atlas for any future drawdowns on the SBLC. Any advances drawn on the IDB Credit Facility must be repaid on the earlier of (a) May 31, 2012 or (b) 180 days prior to the expiration date of the SBLC. Interest on each advance under the IDB Credit Facility accrues, at the Company’s election, at LIBOR plus 300 basis points or IDB’s prime rate plus 100 basis points, provided that the annual rate of interest for each advance shall never be less than four percent. Interest accrued on each advance is due quarterly and payable in arrears on the last day of each February, May, August and November commencing on the last day of February 2011.

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

As of September 30, 2011, we had $14.375 million aggregate principal amount of Notes due November 14, 2013 outstanding, after a $200,000 reduction of such current outstanding debt on account of a sale-leaseback of our equipment with the noteholders in 2009.  The Notes have been sold as follows:

	As of September 30, 2011
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Due Date
Atlas Capital	Various	$11,925,000	8%	11/14/2013
Blueline Fund	November 14, 2007	500,000	8%	11/14/2013
Crystal Management	Various	750,000	8%	11/14/2013
HSBC Private Bank (Suisse), SA	November 21, 2008	250,000	8%	11/14/2013
UBP, Union Bancaire Privee	Various	900,000	8%	11/14/2013
William Furr	November 14, 2007	250,000	8%	11/14/2013
Less – lease conversion	September 4, 2009	(200,000)
Total Convertible Notes		$14,375,000

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

On October 11, 2011 and November 7, 2011, the Company sold individual Notes to Atlas in the principal amount of $300,000 each due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.

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

Legal Proceeding Development

Please refer to Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Notes 1, 3 and 5 to our financial statements contained elsewhere in this Quarterly Report on Form 10-Q for a further description of material legal proceedings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our interim Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There has been no change to our internal control over financial reporting, as such, term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 1, 2011, the District Court issued a Final Judgment and Order of Partial Dismissal with Prejudice in the Class Action lawsuit.  Please refer to Note 5 to our financial statements contained in this Quarterly Report on Form 10-Q for a further description of the Class Action.

 ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.1**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text.**

  * = Filed herewith.
** = Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smart Online, Inc.

/s/ Dror Zoreff
Dror Zoreff
Date: November 14, 2011	Principal Executive Officer, Interim CEO and President

/s/ Thaddeus J. Shalek
Thaddeus J. Shalek
Date: November 14, 2011	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.1**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text.**

* = Filed herewith.
** = Furnished herewith.