Form 10-K
period 2011-12-31
SMART ONLINE INC
filed 2012-03-30
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-32634

SMART ONLINE, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4439334
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification
or organization)	No.)

4505 Emperor Blvd., Ste. 320 Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)

(919) 765-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $20,187,797 (based on the closing sale price of $1.10 per share).

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of March 14, 2012 was 18,352,542.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 13, 2012 are incorporated by reference into Part III.

PART I

Special Note Regarding Forward-Looking Statements

Information set forth in this Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and other laws. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of interest rate fluctuations on our business, the potential impact of current litigation or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "project," "intend," "plan," "estimate," variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, "Risk Factors," and elsewhere in this report for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason..

ITEM 1.	BUSINESS

General

In this Annual Report on Form 10-K, we refer to Smart Online, Inc. as “Smart Online,” the “Company,” “us,” “we,” and “our.” Smart Online was incorporated in Delaware in August 1993 and became a public company through a self-registration in February 2005. Smart Online’s common stock trades on the OTC Bulletin Board, or the OTCBB, under the symbol “SOLN.OB”

We develop and market a full range of mobile application software products and services that are delivered via a Software-as-a-Service, or SaaS, model. We also provide website and mobile consulting services to businesses and not-for-profit organizations.

The Company maintains a website for corporate information located at www.smartonline.com.

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

Unlike the shrink-wrapped distribution method that requires the end user to install, configure, and maintain hardware, software, and network services internally to support the software applications, or the ASP (Active Server Pages) model that permits access to the software resident on a server by a user from one dedicated PC, our proprietary multi-tenant SaaS applications allow small businesses to subscribe and access those applications via a browser from any PC on an as-needed basis, with no installation or maintenance required by the end user
.

In 2010, we focused on the use of our e-commerce technology knowledge in the not-for-profit industry by introducing the Loyalty Clicks product, now renamed as SmartOnCause.  The strategy of the e-commerce marketing is to provide funding sources for not-for-profit organizations while creating revenue for our Company.  We have reduced our emphasis on the SmartOnCause during 2011 as we found that charitable organizations did not embrace the product for their fund raising efforts.

Due to the current changes in technology, we recognized that smart phones are the primary communications device purchased today and therefore our technical team has developed SmartOn™ Mobile – custom-developed, cross-platform smartphone applications and specific tools that provide businesses with the ability to better engage and assist their customers in leveraging innovative smartphone technology to perform specific business functions and online marketing.

Principal Products and Services

Principal Products and Services

Our principal products and services include:

-	SaaS applications for business management, web marketing, and e-commerce;
-	Software business tools that assist customers in developing written content;
-	Services that are designed to complement our product offerings and allow us to create custom business solutions that fit our end users’ and channel partners’ needs;
-	Services that assist not-for-profit organizations in their fundraising efforts; and
-	Mobile phone applications used to provide specialized communications and e-commerce opportunities for businesses and not-for-profit organizations.

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

We also provide services that are designed to complement our product offerings and allow us to create custom business solutions that fit our channel partners’ needs (channel partners are organizations that cooperate with our Company to market and sell our products and services.) These services include business consulting, graphic design, website content syndication, specialized compensation calculations for organization members, online order management, domain name registration, personalized e-mail creation, and warehouse order fulfillment.

In addition, our technology enables us to deliver mobile applications that resolve problems and provide robust and innovative mobile service architecture and infrastructure; cutting-edge push messaging, integrated newsfeeds and geo-location services.

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

Target Market and Sales Channels

Our main focus is to enable organizations to get to market quickly and easily with mobile applications that form an integral part of any integrated marketing strategy, using the SmartOn Mobile platform.  The current market is focusing on two ways of delivering mobile apps 1) limited template options and 2) time consuming and expensive custom development projects either internal or outsourced.  The unique nature of our platform allows organizations of any size, regardless if they have one application they wish to deliver or a catalog of apps, to take control over the development of these apps within the creative parts of the organization where the needs are identified.  This control would not limit them to a template nor would it require the use of developers.  We find that these needs are the highest among organizations that have a high business to consumer component and want to deliver their brand via the mobile application space but do so in a more cost effective and time efficient manner.  Our market approach is to sell directly to organizations that have mobile marketing needs, as well as to cultivate reseller relationships with potential viable partners in this space.  In addition, where these needs are complex and the target customers are not able to develop their own strategy, to provide consulting engagements to help organizations define and deliver on their mobile strategy.

Principal Customers

During 2011, we consider two customers as our major sources of revenue.  During 2009, one of the customers terminated its primary relationship with our Company, (see further information below).    The loss of other customer would have a material adverse effect on our business.

UR Association, or URA, is a multi-level-marketing organization that sells memberships and subscriptions to independent business owners, or IBOs. The net of the subscriptions from these IBOs represented approximately 81% of our revenues for the year ended December 31, 2011. URA became a customer in 2007 and represented 39% of our revenues in 2010.  Since our revenue is derived from the IBOs, URA can directly influence the memberships and actions of the IBOs, this revenue has been netted for purposes of this Annual Report on Form 10-K.

Britt Worldwide, or BWW, is a multi-level-marketing entity that indirectly controls a significant number of independent business operators (“IBOs”) that currently subscribe to our services. The aggregate of the subscriptions from these IBOs represented approximately 18% of our revenues for the year ended December 31, 2011. BWW became a customer after we acquired iMart in October 2005 and represented 17% of our revenues in 2010. Although our revenue is derived from the IBOs, BWW can influence the actions of the IBOs, so this revenue has been aggregated for purposes of this Annual Report on Form 10-K.  During 2009, BWW terminated its primary relationship with our Company. As of December 31, 2011, notwithstanding such termination, several IBOs have chosen to retain their subscriptions for our services.

Research and Development

In the second half of 2007, as part of a general restructuring, we began to conduct an evaluation of our technology, platforms, and applications in an effort to document and improve upon our current product offerings and determine which applications, if any, should be discontinued. During 2008, we decided to develop an industry-standard platform that would allow significant technological flexibility with current and future customers. We devoted a substantial amount of time and effort in 2008 and 2009 to developing this platform, updating and migrating our business applications and tools to the new platform, and enhancing the user interface of the products. During 2009 and 2010, we continued the development work of SaaS applications for the not-for profit segment of the marketplace.  We call this SmartOnCause.  During 2011, we expanded our focus to include the delivery of mobile applications, which allow our customers to better communicate with their members, customers and constituents.

Our research and development costs were approximately $375,000 and $146,000 in 2011 and 2010, respectively. We have not engaged in any customer-sponsored research and development.

Competition

The market for mobile applications and small-business software applications in both the traditional and SaaS environments is highly competitive and subject to rapid changes in technology and delivery. The direct competition we face depends on the software application within our platforms and the delivery model capabilities of our competitors.

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

Mobile applications: Kony, Simplicate, Appcelerator, BiznessApps, EachScape, Verivo.
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

On each competitive front, we seek to compete against these larger and better-financed companies primarily by offering a specialized set of SaaS applications that are useful to businesses and not-for-profit organizations. To meet our business objectives, we will need to continue to develop high quality and competitively priced new mobile smartphone applications for our SaaS offerings. If we are unable to do so, our revenue and profitability targets and timetables could be adversely impacted.

To compete effectively in the SaaS market, we leverage the marketing resources and business customer relationships of our private-label marketing partners that sell our SaaS applications by offering innovative and value-added products and services.

Intellectual Property

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of patents, copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. We do not own any issued patents but we do have patent applications pending for our SmartOn Mobile product, including “Development Platform for Mobile Applications, Design Canvas and Software n Builder” at this time, the US Patent Office has acknowledge receipt of the filings and we continue to document our technology.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or design around certain aspects of our SaaS offerings or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products if we develop an international presence.

We have registered copyrights, trademarks, and registered service marks on several products and data services. These include, but are not limited to Smart Online ®, Smarton ®, loyaltyclicks ®, appcycle ®, appcanvas ®, appforge ®, appoffice ®  OneBiz ®, iMart TM, and OneDomain ®.

As part of our efforts to protect our proprietary information, we enter into license agreements with our customers and nondisclosure agreements with our employees, consultants, and corporate partners. These agreements generally contain restrictions on disclosure, use, and transfer of our proprietary information for a period of three years. We also employ various physical and technological security measures to protect our software source codes, technology, and other proprietary information.

Employees

As of December 31, 2011, we had 21 full-time employees and no part-time employees. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage.

Executive Officers of the Company

Our current executive officers are the following:

Dror Zoreff
Interim President and Chief Executive Officer since November 2009.
Mr. Dror Zoreff has served on Smart Online’s Board of Directors since April 2008.  He was appointed Board Chairman in May 2009.  Mr. Zoreff has served as the President and CEO of Donor Management Services, Inc., a New York-based company that provides major donors, corporations, and foundations a unique set of tools and services to ensure their charitable gifts are properly used and achieve the desired impact since 2008. From 1999 to 2008, Mr. Zoreff served as Consultant to the President and CEO of United Retail Group Inc., a specialty retailer of large size women’s fashions. From 1997 to 1999, he was Vice President of International Operations at Russ Berrie, Inc., a designer, importer, marketer, and distributor of gift and infant and juvenile consumer products. Prior to 1997, Mr. Zoreff held positions with The College of Judea & Samaria, Glenoit Industries Ltd, and the Jewish Agency for Israel.  Mr. Zoreff holds a B.A. degree in Business Administration from Manchester University and an M.A. degree in Business Administration from Tel Aviv University.

Thaddeus Shalek
Chief Financial Officer since August 2009.
Mr. Shalek was the CFO of Lindell Investments, Inc., a closely held national real estate development company in Tampa, Florida from June 2006 until April 2008, the CEO and CFO of Vertical Health Solutions, Inc., Oldsmar, Florida form October 2004 to June 2006 and the owner and president of Shalek & Associates, CPA’s Inc., a Certified Public Accounting firm in Cleveland, Ohio providing accounting, tax and consulting services to small and medium sized businesses from 1984 through December 2004. Mr. Shalek worked as an auditor and tax manager with Coopers & Lybrand (now PricewaterhouseCoopers) and currently teaches accounting and entrepreneurial finance, on a part-time basis, at the University of North Carolina at Greensboro. He was an adjunct instructor of business, accounting and taxation at Cuyahoga Community College of Cleveland, Ohio. Mr. Shalek earned his BSBA from John Carroll University, Cleveland, Ohio and his MBA from The University of Tampa. Mr. Shalek has served on numerous charitable and business boards throughout his career.

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

We have had recurring losses from operations and continue to have negative cash flows. If we do not become cash flow positive through additional financing or growth, we may have to cease operations and liquidate our business. Our working capital, which is dependent on our convertible note financing facility, should fund our operations for the next 12 to 18 months. As of March 14, 2012, we have approximately $0 available from our credit facility with Israeli Discount Bank of New York (“IDB”) and approximately $3.55 million available through our convertible note financing facility. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, and expenses may require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan and may not be able to sustain our business.

In addition, our current primary credit facilities consist of the IDB Credit Facility with a due date of May 31, 2012 and the convertible note financing with a maturity date on November 14, 2013. Should we be unable to repay the principal then due from operations or from new or renegotiated capital funding sources, we may not be able to sustain our business. As of March 14, 2012, we have approximately $5.0 million outstanding on our credit facility with IDB Bank and $16.5 million aggregate principal amount of convertible secured subordinated notes, or the Notes, outstanding.  We are currently working with IDB to extend our IDB Credit Facility for an additional one-year period with similar terms as those currently in place.  We believe that we will be successful in our efforts.

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

Cherry, Bekaert & Holland, L.L.P, our independent registered public accountants have expressed substantial doubt in their reports included with this Annual Report on Form 10-K about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment. You should consider our independent registered public accountants’ comments when determining if an investment in us is suitable.

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

Our future financial performance and revenue growth will depend, in part, upon the successful development, integration, introduction, and customer acceptance of our software applications. Thereafter, other new products, whether developed or acquired, and enhanced versions of our existing applications will be critically important to our business. Our business could be harmed if we lose our current primary customer or   fail to deliver timely enhancements to our current and future solutions that our customers desire. We also must continually modify and enhance our services and products to keep pace with market demands regarding hardware and software platforms, database technology, information security, and electronic commerce technical standards. Our business could be harmed if we fail to achieve the improved performance that customers want with respect to our current and future product offerings. There can be no assurance that our products will achieve widespread market penetration or that we will derive significant revenues from the sale or licensing of our platforms or applications.

We have not yet demonstrated that we have a successful business model.

We have invested significantly in infrastructure, operations, and strategic relationships to support our SaaS delivery model, which represents a significant departure from the delivery strategies that we and other software vendors have traditionally employed. To maintain positive margins for our small-business services, our revenues will need to continue to grow more rapidly than the cost of such revenues. We anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaaS business model, mobile phone platform and the results of our sales efforts to reach agreements with marketing partners with small-business customer bases, but this business model may become ineffective due to forces beyond our control that we do not currently anticipate. Although we currently have various agreements and continue to enter into new agreements, our success depends in part on the ultimate success of our marketing partners and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us and may have difficulty retaining customers within certain markets that we serve. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services.

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

Our IDB Credit Facility is secured by an irrevocable standby letter of credit issued by UBS Private Bank, with Atlas Capital SA, or Atlas, as account party. Our secured subordinated convertible notes are secured by a first priority lien on all of our unencumbered assets.

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

An SEC lawsuit and criminal actions filed against a former officer and a former employee, and the class action lawsuit filed against us and certain current and former officers, directors, and employees, Mary Jane Beauregard v. Smart Online, Inc., et al., filed in the United States District Court for the Middle District of North Carolina, or the Class Action, have harmed our business in many ways and may cause further harm in the future. Since the initiation of these actions, our ability to raise financing from new investors on favorable terms has suffered due to the lack of liquidity of our stock, the questions raised by these actions, and the resulting drop in the price of our common stock. As a result, we may not raise sufficient financing, if necessary, in the future.  Dennis Michael Nouri, Reza Eric Nouri, former officer and a former employee of the Company were found guilty in July 2009.  On June 18, 2010, the Company entered into a Settlement Agreement (the "Settlement Agreement") with Dennis Michael Nouri, Reza Eric Nouri, Henry Nouri and Ronna Loprete Nouri (collectively, the “Nouri Parties”) in settlement of claims filed by the Nouri Parties against the Company in the Court of Chancery of the State of Delaware for advancement of legal expenses and indemnification.   The Settlement Agreement provides for the payment by the Company of up to $1,400,000 for the benefit of the Parties.

We are required to issue 1,475,000 shares of our common stock to the Class Action class in connection with the Company’s Class Action lawsuit settlement approved by the United States District Court for the Middle District of  North Carolina (the “District Court”)  on July 1, 2011 (the “Class Action”) (see Note 7, “Commitments and Contingencies – Legal Proceedings”).

 Dennis Michael Nouri, Reza Eric Nouri, former officer and a former employee of the Company were found guilty in July 2009.  On June 18, 2010, the Company entered into a Settlement Agreement (the "Settlement Agreement") with Dennis Michael Nouri, Reza Eric Nouri, Henry Nouri and Ronna Loprete Nouri (collectively, the “Nouri Parties”) in settlement of claims filed by the Nouri Parties against the Company in the Court of Chancery of the State of Delaware for advancement of legal expenses and indemnification.   The Settlement Agreement provided for the payment by the Company of up to $1,400,000 for the benefit of the Parties.

Legal and other fees related to these actions have also reduced our available cash for operations. We make no assurance that we will not continue to experience additional harm as a result of these matters. The time spent by our management team and directors dealing with issues related to these actions detracts, and despite the tentative settlement of the Class Action continue to detract, from the time they spend on our operations, including strategy development and implementation. These actions, more fully described in Part II, Item 8, Note 7, “Commitments and Contingencies – Legal Proceedings” in this Annual Report on Form 10-K, also have harmed our reputation in the business community, jeopardized our relationships with vendors and customers, and decreased our ability to attract qualified personnel, especially given the media coverage of these events.

Compliance with regulations governing public company corporate governance and reporting is uncertain and expensive.

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We incur costs associated with our public company reporting requirements and with corporate governance and disclosure requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and rules implemented by the SEC. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prescribed by the SEC and certain other information related to the penny stock, the broker-dealer compensation in the transaction, and the other penny stocks in the customer’s account.

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

Our executive management team underwent significant changes during 2008, 2009 and 2010, including the resignation of our former Chief Executive Officer in December 2008, our former interim Chief Executive Officers in May 2009 and November 2009 and the resignation of our former Chief Financial Officer in May 2009, among others.   If we cannot attract and retain qualified personnel and integrate new members of our executive management team effectively into our business, then our business and financial results may suffer. In addition, all of our executive team works at the same location, which could make us vulnerable to the loss of our entire team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters and research and development facility is located in Durham, North Carolina near Research Triangle Park and consists of approximately 9,837 square feet of office space held under a prepaid sublease that expires on November 15, 2013.  We believe that the space available in our facility is adequate to meet our current needs.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol “SOLN.OB.” The following table sets forth the range of high and low sales prices of our common stock quoted on the OTCBB for the quarterly periods indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2010:

First Quarter	$1.14	$1.14
Second Quarter	$1.20	$.76
Third Quarter	$1.18	$.60
Fourth Quarter	$1.25	$.55

Year Ended December 31, 2011:

First Quarter	$1.45	$1.01
Second Quarter	$1.38	$0.51
Third Quarter	$1.40	$0.80
Fourth Quarter	$1.40	$0.55

At March 14, 2012, there were 181 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to declare or pay dividends for the foreseeable future. As long as our convertible notes are outstanding, we must receive approval from the agent designated by the noteholders in order to pay any dividend on our capital stock.

During the fourth quarter of 2011, none of our securities registered under Section 12 of the Exchange Act were repurchased by or on behalf of us or any affiliated purchaser.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations in this Item 7 Item 1A, “Risk Factors” and our financial statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

Overview

We develop and market a full range of mobile application software products and services that are delivered via a SaaS model. We also provide website and mobile consulting services to not-for-profit organizations and businesses.

Sources of Revenue

We derive revenues from the following sources:

●	Subscription fees – monthly fees charged to customers for access to our SaaS applications

●	Professional service fees – fees related to consulting services, some of which complement our other products and applications

●	License fees – fees charged for perpetual or term licensing of platforms or applications

●	Hosting fees – fees charged for providing network accessibility for our customers using our customized platforms

●	Other revenues – revenues generated from non-core activities such as merchant processing fees; original equipment manufacturer, or OEM, contracts; and miscellaneous other revenues

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. We make subscription sales either on a subscription or on a “for fee” basis. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we recognized that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to United States Generally Accepted Accounting Principles or US GAAP.  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.  The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change the net income.  We discuss this matter in more depth in Note 2 to the financial statements.

We generate professional service fees from our consulting services. For example, a partner/customer may request that we re-design its website to better accommodate products or to improve its own website traffic. We typically bill professional service fees on a time and material basis.

Cost of Revenues

Cost of revenues primarily is composed of salaries associated with maintaining and supporting customers, the cost of domain name and e-mail registrations, and the cost of external facilities where our applications and our customers’ customized applications are hosted.

Operating Expenses

During 2010 and 2011, our business initiatives included increasing subscription fee revenue and professional services revenue, making organizational improvements, concentrating our development efforts for our mobile platform and applications, and shifting our strategic focus to the sales and marketing of our products. In 2011, we provided services for our subscription fee customers and focused our efforts on improving our current technology for those industries that we have historically serviced.

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

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing and advertising expenses.  Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small-business customer bases. As we continue to execute our sales and marketing strategy to take our enhanced products to market, we expect associated costs to increase in 2012 due to targeting new partnerships, development of channel partner enablement programs, advertising campaigns, additional sales and marketing personnel, and the various percentages of revenues we may be required to pay to future partners as marketing fees.

Research and Development – Research and development expenses include costs associated with the development of new products, enhancements of existing products, and general technology research. These costs are composed primarily of salaries and related compensation costs of our research and development personnel as well as outside consultant costs.

Professional accounting standards require capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. At the end of the third quarter of 2011, our technical team achieved technological feasibility for our SmartOn Mobile platform product and continues to develop features and applications.  As a result, we capitalized a portion of the costs incurred during the fourth quarter of 2011 into capitalized software in our balance sheet at December 31, 2011.  In the past, we had not developed detailed design plans for our SaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant and as a result of low revenue generated by the sale of the prior applications that did not support the net realizable value of any capitalized costs, we continued the expensing of underlying costs as research and development.

Stock-Based Expenses – Our operating expenses include stock-based expenses related to options, restricted stock awards, and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results and will continue to result in material costs on a prospective basis as long as a significant number of options are outstanding.

On February 1, 2010, the Board of Directors approved the grant of an option to purchase 75,000 shares to Mr. Bob Dieterle, newly hired General Manager and Vice President of Operations, with an initial vesting date of February 1, 2011, as a result $10,660 and $0 of expense was recognized in 2011 and 2010, respectively.

On March 26, 2010, the Board of Directors approved the grant of an option to purchase 30,000 shares to Mr. Dror Zoreff, Chairman of the Board of Directors and Interim Chief Executive Officer, and the option to purchase 20,000 shares to Mr. Amir Elbaz, Chairman of the Audit Committee and member of the Board of Directors with an initial vesting date of June 30, 2010, as a result $12,688 and $22,485 of expense was recognized in 2011 and 2010, respectively.

On October 21, 2010, the Board of Directors approved the grant of additional options to current employees who have been with the Company for six months or longer as of October 1, 2010. The number of options approved, representing the right to purchase an aggregate of 68,000 shares, varied by employee, responsibility and length of service.  The initial vesting date for the majority of the options is January 15, 2011; as a result, $9,371 was recognized in 2011.

On August 1, 2011, the Board of Directors approved the grant of additional options to certain current employees who have been with the Company for six months or longer. The number of options approved, representing the right to purchase an aggregate of 8,400 shares, varied by employee, responsibility and length of service.  The initial vesting date for the majority of the options is November 1, 2011; as a result, $163 was recognized in 2011.

On September 14, 2011, the Board of Directors approved the grant of an option to purchase 20,000 shares to Mr. Robert M. Brinson, Jr. Chairman of the Innovation Committee and member of the Board of Directors with an initial vesting date of December 15, 2011 as a result $1,163 of expense was recognized in 2011.

During the second quarter of 2011, we issued 10,000 restricted shares of stock to Mr. Shlomo Elia for his services as a member of the Board of Directors as a result $13,850 of expense was recognized in 2011.   No other shares of restricted stock were issued. There were no shares of restricted stock canceled during 2011 due to terminations and payment of employee tax obligations resulting from share vesting. At December 31, 2011, there was $2,850 of unvested expense yet to be recorded related to all restricted stock outstanding.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which we prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting policies and estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, actual results of operations may materially differ. We periodically reevaluate our critical accounting policies and estimates, including those related to revenue recognition, provision for doubtful accounts, expected lives of customer relationships, useful lives of intangible assets and property and equipment, provision for income taxes, valuation of deferred tax assets and liabilities, and contingencies and litigation reserves. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition – We derive revenue primarily from subscription fees charged to customers accessing our SaaS applications; professional service fees, consisting primarily of consulting; the perpetual or term licensing of software platforms or applications; and hosting and maintenance services.

In accordance with Financial Accounting Standard Board or FASB and SEC Staff Accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, (b) the arrangement fee is fixed or determinable, (c) service delivery or performance has occurred, (d) customer acceptance has been received, if contractually required, and (e) collectability of the arrangement fee is probable. The Company typically uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant FASB accounting pronouncements when making estimates or assumptions related to transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements when making estimates or assumptions in accordance with the appropriate authoritative guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; (b) there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the Company.

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

Impairment of Long-Lived Assets – We record our long-lived assets, such as intangibles, property and equipment, at cost. Management tests for the impairment of goodwill and other indefinite lived assets annually.  Management evaluates other long-lived assets whenever events and circumstances indicate that the value may be impaired.  There was no impairment in 2011.

Capitalized Software Development Costs - Professional accounting standards require capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. At the end of the third quarter of 2011, our technical team achieved technological feasibility for our SmartOn Mobile platform product and continues to develop features and applications.  As a result, we capitalized a portion of the costs incurred during the fourth quarter of 2011 into capitalized software in our balance sheet at December 31, 2011.  In the past, we had not developed detailed design plans for our SaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant and as a result of low revenue generated by the sale of the prior applications that did not support the net realizable value of any capitalized costs, we continued the expensing of underlying costs as research and development.  Capitalized software development costs will be amortized over a seven-year period after the launch of the SmartOn Mobile Platform on February 28, 2012.

Income Taxes – We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve. In the event we determine that we will not be able to realize all or part of our net deferred tax assets, we would make an adjustment in the period we make such determination. We recorded no income tax expense in 2011 and 2010, as we have experienced significant operating losses to date. If utilized, we may apply the benefit of our total net operating loss carryforwards to reduce future tax expense. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets. These carryforwards would also be subject to limitations, as prescribed by applicable tax laws. As a result of prior equity financings and the equity issued in conjunction with certain acquisitions, we have incurred ownership changes, as defined by applicable tax laws. Accordingly, our use of the acquired net operating loss carryforwards may be limited. Further, to the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

2011 Summary

The following is a summary of key financial results and certain non-financial results achieved for the year ended December 31, 2011:

●
Our total revenues for the year were $467,000, a decrease from 2010 of $562,000, or 55%. This overall decrease in revenues was primarily attributable to decreases in license fees, hosting fees, and professional and subscription fees.

●
Our gross loss for the year was $223,000, a decrease from 2010 of $54,000 or 20%. This decrease was primarily attributable to reduction in costs of revenues that exceeded the reduction in revenues for 2011 since our revenues were reduced for 2011.

●
Operating expenses for the year were $1.9 million, a decrease from 2010 of $0.9 million, or 31%. A significant portion of this decrease was a reduction in the amount of legal expenses and the settlement cost associated with the Class Action and Nouri lawsuits recognized in 2010 and the fact that we had no write-off of intangible assets in 2011.

●	Our loss from operations for the year was $2.1 million, a decrease from 2010 of $0.9 million, or 30%. Net loss per basic and fully diluted share was $0.19 in 2011 compared to $0.22 in 2010.

●
Cash and cash equivalents at December 31, 2011 were $236,000 compared to $1,100,000 at December 31, 2010. The primary reason for this decrease is that in 2011, we borrowed less from our bondholders to minimize interest expense.

Business Outlook

We believe that the current economic recession will spawn a record number of new, highly fragmented and underserved small businesses seeking low-cost tools and applications to help them operate. We also believe that trade organizations and other membership- or subscription-driven agencies and companies will recognize an increased need for customer retention and will look for new and innovative ways to achieve this. Both of these events could increase our ability to obtain new channel partners and end-user businesses in 2012. However, we also believe that competition for Internet-delivered business solutions will increase. We anticipate focusing on the following key areas, among others, during 2012 in response to these opportunities and competitive environment:

●
Investment in technology, product development, and infrastructure.  We have shifted our focus toward the rapid growth of our SmartOn Mobile platform and how smartphones can be utilized in business and non-profit organizations.    Specifically, our SmartOn Mobile platform is modular and multi-tenant (where a single instance of the software runs on a server, providing service to multiple organizations) with popular pre-built mobile functionality modules that allows us the flexibility too quickly and efficiently package unique and innovative branded solutions for each client and deploy to each of the smartphone’s application stores for easy distribution to the client’s constituents.

●
Investment in marketing.  In 2011 and 2010, we began to shift our focus from development to sales and marketing of our products. We expect to increase this effort in 2012 through public relations, attendance at trade shows, print and electronic advertisements, e-mail marketing, white-paper placement, webcasts, blogging, and paid search, among other tactics.

●	Expansion of our sales channels. We intend to expand our sales force and channel partner relationships to reach more end users.

●
Continuation of operating improvements.  We continue to streamline our operations in an effort to reduce cash burn, reach profitability, and improve efficiencies. We will continue to focus on this critical area in 2012 by questioning current practices, closely scrutinizing actual-to-budget variances to identify deviations early, and realigning the business as required to meet the needs of our operations.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated:

	2011		2010
	Dollars	% of Revenue	Dollars	% of Revenue
Total revenues	$467,308	100.00%	$1,028,879	100.00%
Cost of revenues	690,438	147.75	1,305,922	126.93

Gross loss	(223,130)	(47.75)	(277,043)	(26.93)

Operating expenses	1,860,808	398.20	2,716,266	264.0

Loss from operations	(2,083,938)	(445.95)	(2,993,309)	(290.93)

Other expense, net	(1,455,872)	(311.54)	(955,633)	(92.88)

Net loss	$(3,539,810)	(757.49)%	$(3,948,942)	(383.81)%

Net loss per common share	$(.19)		$(.22)

Revenues

Revenues for 2011 and 2010 comprise the following:

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
Subscription fees	$363,040	$482,219	$(119,179)	(24.71)%
Professional service fees	1,067	82,425	(81,358)	(98.71)%
License fees	0	224,500	(224,500)	(100.00)%
Hosting fees	216	137,788	(137,572)	(99.84)%
Other revenue	102,985	101,947	1,038	1.02%
Total revenues	$467,308	$1,028,879	$(561,571)	(54.85)%

Revenues decreased 55% to $0.5 million in 2011 from $1.0 million in 2010. Our overall decrease in revenues was the result of decreased professional service, subscription fees hosting fees and licensing fees.  Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees for 2011 and 2010 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
Subscription fees	$363,040	$482,219	$(119,179)	(24.7)%
Percent of total revenues	77.69%	46.87%

Revenue from subscription fees decreased 25% to $363,000 in 2011 from $482,000 in 2010. This decrease is primarily attributable to the reduction of direct-selling organization memberships.

Professional Service Fees

Revenues from professional service fees for 2011 and 2010 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
Professional service fees	$1,067	$82,425	$(81,358)	(98.7)%
Percent of total revenues	0.23%	8.01%

Revenue from professional service fees decreased 98% to $1,000 in 2011 from $82,000 in 2010. This decrease was due to a decrease in customers requesting additional project consulting services for their web initiatives.

License Fees

Revenues from license fees for 2011 and 2010 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
License fees	$0	$224,500	$(224,500)	(100.0)%
Percent of total revenues	0.00%	21.82%

Revenue from license fees decreased 100% to $0 in 2011 from $224,000 in 2010. We had no new licenses issued in 2011.

Hosting Fees

Revenues from hosting fees for 2011 and 2010 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
Hosting fees	$216	$137,788	$(137,572)	(99.8)%
Percent of total revenues	0.05%	13.39%

Hosting fees for 2011 decreased to $216 from $138,000 as we had no customers that we charged additional hosting fees in 2011.

Other Revenue

Revenues from other sources for 2011 and 2010 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
Other revenue	$102,985	$101,947	$1,038	1.02%
Percent of total revenues	22.04%	9.9%

Revenue from non-core activities increased 1% to $103,000 in 2011 from $102,000 in 2010. This increase is primarily attributable to an increase in commissions derived from an existing customer.

Cost of Revenues

Cost of revenues for 2011 and 2010 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
Cost of revenues	$690,438	$1,305,922	$(615,484)	(47.1)%
Percent of total revenues	147.75%	126.93%

Cost of revenues decreased 47% to $.7 million in 2011 from $1.3 million in 2010. This decrease is directly related to the decrease in customer demand and sales and the allocation of costs to the development of our SmartOn Mobile platform during 2011.

Operating Expenses

Operating expenses for 2011 and 2010 were comprised of the following:

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
General and administrative	$1,093,215	$1,914,164	$(820,949)	(42.9)%
Sales and marketing	564,053	721,912	(157,859)	(21.9)%
Research and development	375,124	145,820	229,304	157.3%
Loss on impairment of intangible assets	-	548,962	(548,962)	(100.0)%
(Gain) loss on legal settlements	(177,169)	(614,592)	437,423	(71.2)%
(Gain) on disposal of assets, net	5,585		5,585	100.0%
Total operating expenses	$1,860,808	$2,716,266	$(855,458)	(31.5)%

Operating expenses decreased 32% to $1.9 million in 2011 from $2.7 million in 2010. This decrease was, in part related to a reduction in legal fees of $183,000, a reduction of credit financing fees of  $123,000, a $475,000 reduction in the amount of bad debt expense, a reduction in accounting and audit fees of $52,000, a reduction in recruiting fees of $34,000, a reduction in marketing analysis/public relations costs of $127,000, and a reduction of $549,000 in the amount of write-off of intangible assets, offset by an increase in research and development expenses of $229,000 and a reduction in the gain from the settlement of litigation in the amount of $437,000 in 2011.

General and Administrative

General and administrative expenses for 2011 and 2010 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
General and administrative	$1,093,215	$1,914,164	$(820,949)	(42.9)%
Percent of total revenues	233.94%	186.0%

General and administrative expenses decreased 43% to $1.1 million in 2011 from $2.0 million in 2010. The decrease is primarily due to a reduction in legal fees of $183,000, a reduction of credit financing fees of $123,000, a $475,000 reduction in the amount of bad debt expense, a reduction in accounting and audit fees of $52,000, a reduction of travel and lodging expense of $19,000 and a decrease in insurance cost of $25,000.

Sales and Marketing

Sales and marketing expenses for 2011 and 2010 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
Sales and marketing	$564,053	$721,912	$(157,859)	(21.9)%
Percent of total revenues	120.7%	70.2%

Sales and marketing expenses decreased 22% to $564,000 in 2011 from $722,000 in 2010. This decrease is primarily attributable to a reduction in recruiting fees of $34,000 and a reduction in marketing analysis/public relations costs of $127,000 offset by an increase in business event costs of $3,000.

Research and Development

Research and development expenses for 2011 and 2010 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
Research and development	$375,124	$145,820	$229,304	157.3%
Percent of total revenues	80.3%	14.2%

Research and development expenses increased 157% to $375,000 in 2011 from $146,000 in 2010. This net increase is primarily attributable to a shift of $329,000 previously allocated to cost of goods sold to research and development expenses in 2011 as our personnel shifted their focus from providing support services for our exiting platform to the development of our new SmartOn Mobile product.

Loss on Impairment of Intangible Assets

On a periodic basis, we review our long-lived assets, including intangible assets, for possible impairment. Loss on impairment of intangible assets for 2011 and 2010 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
Loss on impairment of intangible assets	$-	$548,962	$(548,962)	(100.0)%
Percent of total revenues	-%	44.1%

The loss on impairment of intangible assets in 2011 decreased to $ 0 from $549,000 in 2010.  The decrease is due to the fact that we had no write-offs of value of intangible assets in 2011.

Gain on legal settlements

Gain on legal settlements for 2011 and 2010 are as follows:
	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
(Gain) on legal settlements	$(177,169)	$(614,592)	$(437,423)	(71.2)%
Percent of total revenues	(37.9)%	(59.7)%

The decrease in gain on legal settlements of $437,000 is primarily attributable to the Court decisions during 2011 related to the Class Action lawsuit that was filed against the Company in 2007.  There were no large settlements in 2011.

Loss on disposal of assets
 Loss on disposal of assets   for 2011 and 2010 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
Loss on disposal of assets	$5,585	-	$5,585	100.0%
Percent of total revenues	1.2%	-%

During 2011, we disposed of obsolete computer equipment at a loss of $6,000; there were no sales of assets during 2010.

Other Income (Expense)

Other income (expense) for the years 2011 and 2010 comprise the following:

	Years Ended December 31,		Change
	2011	2010	Dollars	Percent
Interest expense, net	$(1,308,372)	$(955,633)	$(352,739)	(36.9)%
Change in market value of settlement related financial instruments	(147,500)	-	(147,500)	(100.0)
Total other (expense) income	$(1,455,872)	$(955,633)	$(500,239)	(52.4)%

Change in market value of settlement related financial instruments – The shares to settle to the Class Action lawsuit have not been issued.  Therefore, according to US GAAP, the liability for the Class Action lawsuit settlement is currently accounted for as a Financial Instrument which was initially valued at $1,622,500 at the date of the District Court’s approval and is now recorded at $1,770,000 due to an increase in the per share price of our common stock at December 31, 2011.

Provision for Income Taxes

We did not record a provision for income tax expense in 2011 or 2010 because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for 2011 or 2010 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding our ability to realize deferred tax assets to warrant a full valuation allowance in our financial statements. As of December 31, 2011, we had approximately $66 million in net operating loss carryforwards, which may be utilized to offset future taxable income.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures and debt service. As of December 31, 2011, our principal sources of liquidity were cash and cash equivalents totaling $236,000 and current accounts receivable of $7,000, as compared to $1,100,000 of cash and cash equivalents and $9,000 in accounts receivable as of December 31, 2010.  As of December 31, 2011, we had drawn $5.0 million on the $6.5 million IDB Credit Facility, discussed below under “Debt Financing.”. Deferred revenue at December 31, 2011 was $32,000 as compared to $22,000 at December 31, 2010.

As of March 14, 2012, our principal sources of liquidity were cash and cash equivalents totaling approximately $576,000 and $36,000 of accounts receivable. In addition, we drew $5.0 million on the IDB Credit Facility.  As of March 14, 2012, we also have the ability to call up to approximately $3.55 million of additional funding from our convertible noteholders.

Cash Flows

During the year ended December 31, 2011, our working capital deficit increased by approximately $4,796,000 to $7,646,000 from a working capital deficit of $2,850,000 at December 31, 2010. As described more fully below, the working capital deficit at December 31, 2011 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.

Cash Flows from Operating Activities

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
Net cash used in operating activities	$4,603,845	$3,959,212	$644,633	16.3%

Net cash used in operating activities increased 16% to $4.6 million in 2011 from $4.0 million in 2010. This increase is primarily attributable to the 2011 decrease in accrued liabilities since revenues were reduced for 2011.

Cash Flows from Investing Activities

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
Net cash used in investing activities	$226,633	$257,872	$(31,239)	(12.1)%

Net cash used in investing activities decreased 12% to $227,000 in 2011 from $258,000 in 2010. This decrease is attributable to the increase in purchase of furniture and equipment of $11,000 and the capitalization of costs for patent development of $9,000, software purchase of $34,000, and capitalization of internal cost of $173,000 for continuing development of our SmartOn Mobile platform product, offset by the restriction on available cash related to IDB Credit Facility established in 2010 but not reflected in 2011 cash flows.

Cash Flows from Financing Activities

	Years Ended December 31,		Year-Over-Year Change
	2011	2010	Dollars	Percent
Net cash provided by financing activities	$4,135,408	$4,957,497	$(822,089)	(16.6)%

Net cash provided by financing activities decreased 17% to $4.1 million in 2011 from $5.0 million in 2010. This decrease is primarily due to fewer net proceeds from borrowing activities..

The net cash in 2011 from our financing activities was generated through debt financing, as described below.

Debt Financing.

On February 20, 2008, the Company entered into a revolving credit arrangement with Paragon Commercial Bank (“Paragon”) and delivered to Paragon a secured promissory note, dated February 20, 2008 or the Paragon Note.  As subsequently amended and modified, the Paragon Note was extended from February 11, 2010 to November 2010. The Paragon line of credit was paid in its entirety in November 2010.

On December 6, 2010, we entered into (i) a $6,500,000 Promissory Note (the “IDB Note”), as borrower, and (ii) a Letter Agreement for the $6,500,000 Term Loan Facility or Letter Agreement, each with IDB as lender.

 Under the IDB Note and Letter Agreement, IDB will make available to the Company one or more term loan advances in the maximum aggregate principal amount of $6,500,000.  The IDB Credit Facility is secured by two irrevocable standby letters of credit issued by UBS Switzerland in favor of IDB in the aggregate amount of $6,500,000 or the SBLC each issued with Atlas as account party. Atlas and the Company anticipate finalizing in the near future the terms of the Company’s reimbursement of Atlas for any future drawdowns on the SBLC. Any advances drawn on the IDB Credit Facility must be repaid on the earlier of (a) May 31, 2012 or (b) 180 days prior to the expiration date of the SBLC. Interest on each advance under the IDB Credit Facility accrues, at the Company’s election, at either LIBOR plus 300 basis points or IDB’s prime rate plus 100 basis points, provided that the rate of interest for each advance shall never be less than four percent. Interest accrued on each advance is due quarterly and payable in arrears on the last day of each February, May, August and November commencing on the last day of February 2011.  The IDB Credit Facility includes a provision that the total of all amounts borrowed under the agreement must be drawn by June 10, 2011.  The Company only borrowed $5,000,000 during the term of the loan.

The IDB Credit Facility replaced the Company’s revolving line of credit or the Paragon Credit Facility with Paragon, which was extended by Paragon to November 30, 2010, at which time the Paragon Credit Facility expired and Paragon drew upon the letter of credit securing the Paragon Credit Facility satisfying all of the obligations of the Company to Paragon,  The Company reimbursed Atlas for Paragon’s draw upon the Paragon Letter of Credit in cash out of the proceeds of the IDB Credit Facility, as elected by Atlas pursuant to the Reimbursement Agreement, dated November 10, 2006, between the Company and Atlas, as subsequently amended.  The Company continues to maintain a banking relationship with Paragon through the maintenance of certain operating accounts.

Atlas is a beneficial owner of 40% of the common stock of the Company, and the holder of a majority of the aggregate outstanding principal amount, or the Requisite Percentage Holder, of the Notes under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended, or the Note Purchase Agreement, between the Company and the convertible noteholders, under which the Company is entitled to elect to sell to the convertible noteholders, and the convertible noteholders are obligated to buy, Notes.

Sales of Notes to the convertible noteholders are subject to certain conditions, including the absence of events or conditions that could reasonably be expected to have a material adverse effect on the ability of the Company to perform its obligations under the Note Purchase Agreement.

As of December 31, 2011, the Company had $15.475 million aggregate principal amount of Notes due November 14, 2013 outstanding, after the $200,000 reduction of such current outstanding debt on account of the sale-leaseback described in Item 8, Note 6 “Notes Payable” below. The Notes have been sold as follows:

	Through the Year ended December 31, 2011
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Original Due Date	Restated due Date
Atlas Capital	November 14, 2007	$2,050,000	8%	11/14/2010	11/14/2013
Crystal Management	November 14, 2007	$500,000	8%	11/14/2010	11/14/2013
William Furr	November 14, 2007	$250,000	8%	11/14/2010	11/14/2013
Blueline Fund	November 14, 2007	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	August 12, 2008	$1,250,000	8%	11/14/2010	11/14/2013
Crystal Management	August 12, 2008	$250,000	8%	11/14/2010	11/14/2013
UBP, Union Bancaire Privee	November 21, 2008	$250,000	8%	11/14/2010	11/14/2013
HSBC Private Bank (Suisse), SA	November 21, 2008	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	January 6, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	February 24, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	April 3, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	June 2, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	July 16, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	August 26, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	September 8, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	October 5, 2009	$250,000	8%	11/14/2010	11/14/2013
UBP, Union Bancaire Privee	October 9, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	November 6, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	December 23, 2009	$750,000	8%	11/14/2010	11/14/2013
Atlas Capital	February 11, 2010	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	April 1, 2010	$350,000	8%	11/14/2013
Atlas Capital	June 2, 2010	$600,000	8%	11/14/2013
Atlas Capital	July 1, 2010	$250,000	8%	11/14/2013
Atlas Capital	August 13, 2010	$100,000	8%	11/14/2013
Atlas Capital	August 30, 2010	$200,000	8%	11/14/2013
Atlas Capital	September 14, 2010	$300,000	8%	11/14/2013
Atlas Capital	September 30, 2010	$300,000	8%	11/14/2013
Atlas Capital	November 9, 2010	$300,000	8%	11/14/2013
Atlas Capital	February 7, 2011	$250,000	8%	11/14/2013
Atlas Capital	March 4, 2011	$325,000	8%	11/14/2013
Atlas Capital	April 6, 2011	$400,000	8%	11/14/2013
UBP, Union Bancaire Privee	May 4, 2011	$400,000	8%	11/14/2013
Atlas Capital	September 6, 2011	$500,000	8%	11/14/2013
Atlas Capital	October 11, 2011	$300,000	8%	11/14/2013
Atlas Capital	November 7, 2011	$300,000	8%	11/14/2013
UBP, Union Bancaire Privee	December 14,2011	$500,000	8%	11/14/2013
Less – lease conversion	September 4, 2009	$(200,000)

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

On January 5, 2012, the Company sold a Note to Atlas in the principal amount of $350,000, on February 10, 2012, the Company sold a Note to Atlas in the principal amount of $350,000, and on March 9, 2012, the Company sold a Note to UBP, Union Bancaire Privee in the amount of $375,000, each due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.

On the earlier of the maturity date of November 14, 2013 or a merger or acquisition or other transaction pursuant to which our existing stockholders hold less than 50% of the surviving entity, or the sale of all or substantially all of our assets, or similar transaction, or event of default, each noteholder in its sole discretion shall have the option to:

●	convert the principal then outstanding on its Notes into shares of our common stock, or

●	receive immediate repayment in cash of the Notes, including any accrued and unpaid interest.

If a noteholder elects to convert its Notes under these circumstances, the conversion price will be the lowest “applicable conversion price” determined for each Note. The “applicable conversion price” for each Note shall be calculated by multiplying 120% by the lowest of

●	the average of the high and low prices of the Company’s common stock on the OTCBB averaged over the five trading days prior to the closing date of the issuance of such Note,

●
if the Company’s common stock is not traded on the Over-The-Counter market, the closing price of the common stock reported on the Nasdaq National Market or the principal exchange on which the common stock is listed, averaged over the five trading days prior to the closing date of the issuance of such Note, or

●
the closing price of the Company’s common stock on the OTCBB, the Nasdaq National Market, or the principal exchange on which the common stock is listed, as applicable, on the trading day immediately preceding the date such Note is converted.

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

The Notes and the common stock into which they may be converted have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the Notes were made pursuant to Regulation D or in reliance on Section 4(2) of the Securities Act and only made to accredited investors.  The noteholders of the initial Notes include (i) The Blueline Fund, which originally recommended Philippe Pouponnot, one of our former directors, for appointment to the Board of Directors; (ii) Atlas, an affiliate that originally recommended Shlomo Elia, one of our current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd., which is owned by Doron Roethler, the former Chairman of our Board of Directors and former Interim Chief Executive Officer and who currently serves as the noteholders' bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of our directors and executive officers. As of December 31, 2011, $11.775 million of the Notes were owned by affiliates of the Company.

If we propose to file a registration statement to register any shares of our common stock under the Securities Act in connection with the public offering of such securities solely for cash, subject to certain limitations, we must give each noteholder who has converted its Notes into common stock the opportunity to include such shares of converted common stock in the registration. We have agreed to bear the expenses for any of these registrations, exclusive of any stock transfer taxes, underwriting discounts, and commissions.

No fees are payable in connection with the offering of Notes.

Going Concern

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional Notes, and a bank line of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit (which expires May 2012, as described above), placement of a new line of credit and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.  The distribution of the Class Action settlement shares will cause current shareholders to be further diluted due to the issuance of an additional 1,475,000 shares of common stock pursuant to the terms of the agreement.

Our independent registered public accounting firm has issued an explanatory paragraph in their report included in this Annual Report on Form 10-K for the year ended December 31, 2011 in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Smart Online, Inc.

We have audited the accompanying balance sheets of Smart Online, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Raleigh, North Carolina
March 30, 2012

SMART ONLINE, INC.
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$165,139	$860,209
Restricted cash	70,445	250,000
Accounts receivable, net	6,630	8,931
Prepaid expenses	53,073	164,692
Total current assets	295,287	1,283,832
Property and equipment, net	164,657	202,922
Capitalized software, net	172,510	-
Intangible assets, net	117,685	-
Other assets	16,836	5,000
TOTAL ASSETS	$766,975	$1,491,754

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$580,850	$551,759
Notes payable	5,037,815	40,564
Deferred revenue	31,658	22,271
Settlement related financial instrument liability (See note 3)	1,770,000	-
Accrued liabilities	520,967	3,519,376
Total current liabilities	7,941,290	4,133,970
Long-term liabilities:
Notes payable	15,625,075	16,666,469
Deferred revenue	1,505	294
Total long-term liabilities	15,626,580	16,666,763
Total liabilities	23,567,870	20,800,733
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,352,542 and 18,342,542 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	18,353	18,343
Additional paid-in capital	67,118,452	67,070,568
Accumulated deficit	(89,937,700)	(86,397,890)
Total stockholders’ deficit	(22,800,895)	(19,308,979)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$766,975	$1,491,754

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010
REVENUES:
Subscription fees	$363,040	$482,219
Professional service fees	1,067	82,425
License fees	-	224,500
Hosting fees	216	137,788
Other revenue	102,985	101,947
Total revenues	467,308	1,028,879

COST OF REVENUES	690,438	1,305,922

GROSS PROFIT (LOSS)	(223,130)	(277,043)

OPERATING EXPENSES:
General and administrative	1,093,215	1,914,164
Sales and marketing	564,053	721,912
Research and development	375,124	145,820
Loss on impairment of intangible assets and capitalized software	-	548,962
(Gain) on legal settlements	(177,169)	(614,592)
Loss on disposal of assets, net	5,585	-

Total operating expenses	1,860,808	2,716,266

LOSS FROM OPERATIONS	(2,083,938)	(2,993,309)

OTHER INCOME (EXPENSE):
Interest expense, net	(1,308,372)	(955,633)
Change in market value of settlement related financial instrument (See note 3)	(147,500)	-
Total other expense	(1,455,872)	(955,633)

NET LOSS	$(3,539,810)	$(3,948,942)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.19)	$(0.22)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and fully diluted	18,352,542	18,342,542

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,539,810)	$(3,948,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,119	115,229
Bad debt expense	-	519,956
Stock-based compensation	47,894	33,730
Loss on disposal of assets	5,585	-
Loss on impairment of intangible assets	-	548,962
Changes in assets and liabilities:
Accounts receivable	2,301	(458,536)
Notes receivable	-	(57,295)
Prepaid expenses	111,619	186,848
Other assets	(11,836)	(2,501)
Accounts payable	(45,909)	33,450
Deferred revenue	10,597	(24,934)
Accrued and other expenses	(1,228,405)	(905,179)
Net cash used in operating activities	(4,603,845)	(3,959,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash placed at IDB Bank		(250,000)
Purchases of property and equipment	(11,438)	(7,872)
Patent development costs	(9,151)	-
Purchase of software license	(33,534)	-
Capitalized software	(172,510)	-
Net cash used in investing activities	(226,633)	(257,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to pay IDB interest and fees	179,553	-
Proceeds from debt borrowings	3,975,000	11,840,519
Repayments of debt borrowings	(19,145)	(6,883,022)

Net cash provided by financing activities	4,135,408	4,957,497

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(695,070)	740,413
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	860,209	119,796
CASH AND CASH EQUIVALENTS, END OF YEAR	$165,139	$860,209

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,271,286	$1,014,521

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional
	Shares	$0.001 Par Value	Paid-In Capital	Accumulated Deficit	Totals
BALANCES, DECEMBER 31, 2009	18,332,542	18,333	$67,036,836	$(82,448,948)	$(15,393,779)

Equity-based compensation	10,000	10	33,732	-	33,742
Net loss				(3,948,942)	(3,948,942)
BALANCES, DECEMBER 31, 2010	18,342,542	18,343	$67,070,568	$(86,397,890)	$(19,308,979)

Equity-based compensation	10,000	10	47,884	-	47,894

Net loss				(3,539,810)	(3,539,810)
BALANCES, DECEMBER 31, 2011	18,352,542	18,353	$67,118,452	$(89,937,700)	$(22,800,895)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

1.	SUMMARY OF BUSINESS AND DESCRIPTION OF GOING CONCERN

Description of Business and Going Concern - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and services targeted to small businesses that are delivered via a Software-as-a-Service (“SaaS”) model. The Company’s principal products and services include:

-	SaaS applications for business management, web marketing, and e-commerce;
-	Software business tools that assist customers in developing written content;
-	Services that are designed to complement our product offerings and allow us to create custom business solutions that fit our end users’ and channel partners’ needs;
-	Services that assist not-for-profit organizations in their fundraising efforts; and
-	Mobile phone applications used to provide specialized communications and e-commerce opportunities for businesses and not-for-profit organizations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2011 and 2010, the Company incurred net losses as well as negative cash flows, and at December 31, 2011 and 2010, had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. At December 31, 2011, the Company does have a commitment from its secured subordinated noteholders to purchase up to an additional $4.625 million in convertible notes, of which $1,075,000 was issued through March 14, 2012 (Note 6). The Company’s future plans include the introduction of its new industry-standard platform, the development of additional new products and applications, and further enhancement of its existing small-business applications and tools.

2.	SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Company’s fiscal year ends December 31. References to fiscal 2011, for example, refer to the fiscal year ended December 31, 2011.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts and temporarily provides unlimited coverage through December 31, 2012 qualifying and participating non-interest bearing transaction accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2011, the Company did not exceed these insured amounts. See Note 10, “Major Customers and Concentration of Credit Risk,” for further discussion of risk within accounts receivable.

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

Prepaid Expenses - Prepaid expenses consist primarily of advance payments to registries for domain name registrations, and miscellaneous payments made in advance of the period to which they relate. Prepaid expenses are amortized to expense on a straight-line basis over the period covered by the expenses. In the case of prepaid registry fees, the amortization period is consistent with the revenue recognition of the related domain name registration.

Property and Equipment   In 2009 we sold our computer hardware, furniture and fixtures and office equipment (“Personal Property”) to our noteholders in exchange for a reduction in the outstanding note balances of $200,000.  The Personal Property and equipment was then leased back from the noteholders under a ten (10) year lease.  The leased assets are capitalized and depreciated.  Personal Property and equipment are stated at the cost, as established under the lease and are depreciated over the term of the lease using the straight-line method.   We continue to own and depreciate leasehold improvements that are stated at cost and depreciated over the term of the office lease as follows:

Computer hardware	10 years
Computer software	10 years
Furniture and fixtures	10 years
Office equipment	10 years
Leasehold improvements	Shorter of the estimated useful life or the lease term

Intangible Assets and Goodwill - Intangible assets consist of the fee paid for the perpetual license for critical software and costs associated with our patent filings. The Company also owns several copyrights and trademarks related to products, names, and logos used throughout its non-acquired product lines. Management has reviewed the value of each asset and fair values are reflected in our financial statements as of December 31, 2011.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets in accordance with US GAAP. Management tests for the impairment of goodwill and other indefinite lived assets annually.  Management evaluates other long-lived assets whenever events and circumstances indicate that the value may be impaired.  There was no impairment in 2011.

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

Revenue Recognition  – We derive revenue primarily from subscription fees charged to customers accessing our SaaS applications; professional service fees, consisting primarily of consulting; the perpetual or term licensing of software platforms or applications; and hosting and maintenance services. These arrangements may include delivery in multiple-element arrangements if the customer purchases a combination of products and/or services. We license, sell, lease, or otherwise market computer software that is more than incidental to the underlying customer arrangement

In accordance with Financial Accounting Standard Board (“FASB”) and Securities and Exchange Commission (“SEC”) Staff Accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, (b) the arrangement fee is fixed or determinable, (c) service delivery or performance has occurred, (d) customer acceptance has been received, if contractually required, and (e) collectability of the arrangement fee is probable. The Company typically uses signed contractual agreements as persuasive evidence of a sales arrangement. We apply the provisions of the relevant FASB accounting pronouncements when making estimates or assumptions related to transactions involving the license of software where the software deliverables are considered more than inconsequential to the other elements in the arrangement. For contracts that contain multiple deliverables, we analyze the revenue arrangements when making estimates or assumptions in accordance with the appropriate authoritative guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate units of accounting for the purpose of revenue recognition. Deliverables are accounted for separately if they meet all of the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; (b) there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the arrangement includes a general right of return relative to the delivered items, the delivery or performance of the undelivered items is probable and substantially controlled by the Company

If at the inception of an arrangement the fee is not fixed or determinable, we defer revenue until the arrangement fee becomes due and payable. If we determine collectability is not probable, we defer revenue until we receive payment or collection becomes probable, whichever is earlier. The determination of whether fees are collectible requires judgment of our management, and the amount and timing of revenue recognition may change if different assessments are made.

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

Deferred Revenue   -   Deferred revenue consists of billings or payments received in advance of revenue recognition, and it is recognized as the revenue recognition criteria are met. Deferred revenue also includes certain professional services fees and licensing revenues where all the revenue recognition criteria described above were not met. Deferred revenue that will be recognized over the succeeding 12-month period is recorded as current and the remaining portion is recorded as noncurrent.

Cost of Revenues   -   Cost of revenues primarily is composed of salaries associated with maintaining and supporting customers, the cost of domain name and e-mail registrations, and the cost of external facilities where the Company’s and its customers’ customized applications are hosted.

Software Development Costs -   The Company capitalizes certain costs of software developed in accordance with US GAAP, which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. The Company’s policy provides for the capitalization of certain outside contractors’ fees and payroll and payroll-related costs for employees who are directly associated with the development of the Company’s software. Capitalized costs are ratably amortized based on the greater of the revenue method or the straight-line method over the estimated useful life of the software, generally seven years. Management evaluates the recoverability of its capitalized software at the earlier of annually in the fourth quarter or whenever events or changes in circumstances indicate that, the carrying amount of such assets may not be recoverable by comparing the amount capitalized to the estimated net realizable value of the software. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes down the carrying cost to net realizable value.

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

The Company began capitalizing the development of the costs associated with the SmartOn Mobile platform on October 1, 2011.  The Company demonstrated technological feasibility through the presentation of its working model of the software product.  During the three-month period ending December 31, 2011, the company capitalized $172,510 of costs incurred to continue the development of its platform.  The Company will continue to capitalize costs associated with the further development of additional app blocks for its platform.  We officially released the product platform on February 28, 2012 and began amortizing the capitalized costs at that date on a straight-line basis over a seven-year period.

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

Advertising Costs The Company expenses all advertising costs as they are incurred. The amounts charged to sales and marketing expense during 2011 and 2010 were $53,509 and $114,586, respectively.

Stock-Based Compensation  The Company follows US GAAP for the recognition of stock based compensation. Total stock-based compensation expense recognized was $47,894 and $33,730 for the years ended December 31, 2011 and 2010, respectively.

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

The fair value of option grants under the Company’s equity compensation plan during the years ended December 31, 2011 and 2010 were estimated using the following weighted average assumptions:

	Year Ended December 31,
	2011	2010
Dividend yield	0.0%	0.0%
Expected volatility	73.27%	96.1%
Risk-free interest rate	2.04%	2.65%
Expected lives (years)	4.0	4.0

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

Risk free interest rate – The risk-free interest rate is based on the published yield available on U.S. Treasury issues with an equivalent term remaining equal to the expected life of the option.

Expected lives – The expected lives of the options represent the estimated period of time until exercise or forfeiture and are based on historical experience of similar awards.

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of stock options, totaling 301,900 and 283,000 shares on December 31, 2011 and 2010, respectively, were excluded from the calculation of common equivalent shares, as the impact was anti-dilutive.

Recently Issued Accounting Pronouncements - No new significant accounting policies were adopted during 2011.

In 2011, the following standards were issued but were not applicable to our 2011reporting, as they were not applicable:

Multiple-Deliverable Revenue Arrangements: In October 2009, FASB issued ASU 2009-13 to provide amendments to the criteria in Subtopic 609-24 of the Codification for separating consideration into multiple-deliverable revenue arrangements.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available.  ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This standard became effective beginning in January 2011 and will impact the timing of revenue recognition and the allocation of discounts for multiple element sales. ASU 2009-13 requires the discount on a multiple element sale to be allocated ratably, which may accelerate the timing of recognizing revenue on certain elements.

Certain Revenue Arrangements That Include Software Elements:  In October 2009, FASB issued ASU 2009-14, which includes a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and ASU 2009-14 in the same period using the same transition method. This update may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous standards.  This standard became effective beginning in January 2011 and may have a significant impact on the Company’s financial statements depending upon our future product development and customer sales agreements.

Fair Value Measurements: In May 2011, new accounting guidance was issued to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This guidance is effective beginning January 1, 2012. Management will continue to evaluate the impact of adopting this guidance on the Company’s financial statements.

Segment reporting

In accordance with US GAAP, the Company has determined that it has a single reporting segment and operating unit structure, specifically the software products and services targeted to small businesses that are delivered via a Software-as-a-Service (“SaaS”) model.

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

The Company reviews property, equipment and intangible asset impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  During 2011 and 2010, the Company recognized impairment charges of $0 and $548,962 respectively, based on Level 3 analysis.  In 2010, impairment charges were recognized in full against customer lists because of the loss of significant customers.  (See Note 5 “Intangible Assets”)

3.	BALANCE SHEET ACCOUNTS

Accounts Receivable

	December 31
	2011	2010
Accounts receivable	$682,019	$744,320
Allowance for doubtful accounts	(675,389)	(735,389)
	$6,630	$8,931

Settlement Related Financial Instrument Liability

The Company generally does not use derivative instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, in connection with the Company’s Class Action lawsuit settlement approved by the United States District Court for the Middle District of  North Carolina (the “District Court”)  on July 1, 2011 (the “Class Action”) (see Note 7, “Commitments and Contingencies – Legal Proceedings”), we are required to issue 1,475,000 shares of our common stock to the Class Action class.  Through July 1, 2011, our liability related to these shares was accounted for as an accrued liability on our balance sheet and changes in the value of the shares were generally not reflected on our statements of operations, absent certain significant events, such as the approval of the settlement.  Now that the Class Action has been settled, because we have not yet issued the shares, the liability is now accounted for as a financial instrument liability on our balance sheet and, until the shares are issued, changes in their value will be reflected on our statements of operations as losses or gains, as applicable. The number of shares to be issued will not change, and these losses or gains are not cash items that will impact our income or loss from operations.

The following tabular presentation reflects the components of derivative assets and liabilities as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Shares into which financial instrument liability can be settled:
Unrestricted shares of common stock, when issued	1,475,000	-

Settlement related Financial Instrument liability at fair value:
Fair value of unrestricted shares of common stock	$1,770,000	$-

The following tabular presentation reflects the (loss) in the fair value of financial instruments for the twelve-month periods ended December 31, 2011 and 2010:

	Year ended December 31, 2011	Year ended December 31, 2010
Change in market value of settlement related financial instruments in the accompanying statement of operations is related to the Class Action settlement approved by the District Court on July 1, 2011
Unrestricted shares of common stock	$(147,500)	$-

Accrued Liabilities

	Year ended December 31, 2011	Year ended December 31, 2010
Accrued liability - development of the Company’s custom accounting application	$75,436	$75,436
Legal reserves for settlement of legal fees on behalf of former officers and employees, Michael Nouri and Eric Reza Nouri	217,227	1,400,000
Estimated Class Action settlement costs		1,874,500
Interest due on Convertible Notes	179,569	141,985
Accrued legal fees - other		152,657
Accrued Payroll		3,406
Other accrued items	48,735	24,139
	$520,967	$3,672,123

Deferred Revenue

Deferred revenue is comprised of  the following items:

•	Subscription fees – Short-term and long-term portions of cash received related to one- or two-year subscriptions for domain names and/or e-mail accounts.

•
Professional service fees –Customers purchased licenses and paid professional service fees during 2011 and 2010 to develop a customized mobile application.  The applications were in process at December 31, 2011 and not delivered.  This deferred revenue represents the difference between earned fees and professional service fees that were recognized as professional service fees revenue in 2011 and 2010.

The components of deferred revenue for the periods indicated were as follows:

	December 31, 2011	December 31, 2010

Subscription fees	$13,326	$22,565
Professional service fees	19,837	-
Totals	$33,163	$22,565

Current portion	$31,658	$22,271
Non-current portion	1,505	294
Totals	$33,163	$22,565

4.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

Property and equipment consists of the following:

	December 31, 2011	December 31, 2010
Computer hardware	$151,450	$145,829
Computer software	40,967	291,436
Furniture and fixtures	88,946	88,946
Office equipment	14,218	17,006
Leasehold improvements	53,279	53,279
	348,860	596,496
Less accumulated depreciation	(184,203)	(393,574)
Property and equipment, net	$164,657	$202,922

Capitalized software consists of the following:

	December 31, 2011	December 31, 2010
Capitalized software	$172,510	$-
Less accumulated amortization	-	-
Capitalized software, net	$172,510	$-

Depreciation expense for the years ended December 31, 2011 and 2010 was $44,119 and $63,409, respectively.

The Company began capitalizing the development of the costs associated with the SmartOn Mobile platform on October 1, 2011.  The Company demonstrated technological feasibility through the presentation of its working model of the software product.  During the three-month period ending December 31, 2011, the Company capitalized $172,510 of costs incurred to continue the development of its platform.  The Company will continue to capitalize costs associated with the further development of additional app blocks for its platform.  The Company officially released the product platform on February 28, 2012 and began amortizing the capitalized costs at that date on a straight-line basis over a seven-year period.

The amount of the capitalized software on the balance sheet prior to December 31, 2010 was written off as an impairment of assets during 2010; the Company recognized $51,820 of amortization expense for the year ended December 31, 2010.

5.	INTANGIBLE ASSETS

The following table summarizes information about intangible assets at December 31, 2011:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments)
Acquired license and costs	108,534	7	-	-	108,534
Patent development and application costs	9,151	20	-	-	9,151
Totals	$117,685		$-	$-	$117,685

The following table summarizes information about intangible assets at December 31, 2010:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments)
Customer base	$1,944,347	6.2	$(626,685)	$1,317,662	$-
Acquired technology	501,264	3	-	501,264	-
Totals	$2,445,611		$(626,685)	$1,818,926	$-

In December 2011, the Company acquired a perpetual software license for $100,000 plus associated legal fees.  The intellectual property acquired enabled the Company to reduce the cost to bring new products to market.

For the years ended December 31, 2011 and 2010, the aggregate amortization expense on the above intangibles was approximately $0 and $51,820, respectively. The aggregate amortization expense for the years ending December 31, 2012 through 2016 is expected to be $23,000 for each respective year.

6.	NOTES PAYABLE

As of December 31, 2011, the Company had notes payable totaling $20,662,890. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	Total	Maturity	Rate
IDB Bank	$5,000,000	$-	5,000,000	May 2012	4%
Insurance premium note	21,421	-	21,421	June 2012	6.1%
Various capital leases	16,394	150,075	166,469	Various	8.0-18.9%
Convertible notes	-	15,475,000	15,475,000	Nov 2013	8.0%
Totals	$5,037,815	$15,625,075	$20,662,890

As of December 31, 2010, the Company had notes payable totaling $16,707,033. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	Total	Maturity	Rate
IDB Bank	$-	$4,000,000	$4,000,000	May 2012	4%
Insurance premium note	21,778	-	21,778	Jun 2011	7%
Various capital leases	18,786	166,469	185,255	Various	8.0-18.9%
Convertible notes	-	12,500,000	12,500,000	Nov 2013	8.0%
Totals	$40,564	$16,666,469	$16,707,033

Convertible Notes

On November 14, 2007, in an initial closing, the Company sold $3.3 million aggregate principal amount of initial convertible secured subordinated notes due November 14, 2010 (the "Notes"). In addition, the noteholders committed to purchase on a pro rata basis up to $5.2 million aggregate principal of convertible secured subordinated Notes in future closings upon approval and call by our Board of Directors. On August 12, 2008, we exercised our option to sell $1.5 million aggregate principal of additional Notes due November 14, 2010 to existing noteholders, with substantially the same terms and conditions as the Notes sold in 2007. In connection with the sale of the additional Notes, the noteholders holding a majority of the aggregate principal amount of the convertible secured subordinated Notes then outstanding agreed to increase the aggregate principal amount of convertible secured subordinated Notes that they are committed to purchase from $8.5 million to $15.3 million.

	As of December 31, 2011
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Original Due Date	Restated due Date
Atlas Capital	November 14, 2007	$2,050,000	8%	11/14/2010	11/14/2013
Crystal Management	November 14, 2007	$500,000	8%	11/14/2010	11/14/2013
William Furr	November 14, 2007	$250,000	8%	11/14/2010	11/14/2013
Blueline Fund	November 14, 2007	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	August 12, 2008	$1,250,000	8%	11/14/2010	11/14/2013
Crystal Management	August 12, 2008	$250,000	8%	11/14/2010	11/14/2013
UBP, Union Bancaire Privee	November 21, 2008	$250,000	8%	11/14/2010	11/14/2013
HSBC Private Bank (Suisse), SA	November 21, 2008	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	January 6, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	February 24, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	April 3, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	June 2, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	July 16, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	August 26, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	September 8, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	October 5, 2009	$250,000	8%	11/14/2010	11/14/2013
UBP, Union Bancaire Privee	October 9, 2009	$250,000	8%	11/14/2010	11/14/2013
Atlas Capital	November 6, 2009	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	December 23, 2009	$750,000	8%	11/14/2010	11/14/2013
Atlas Capital	February 11, 2010	$500,000	8%	11/14/2010	11/14/2013
Atlas Capital	April 1, 2010	$350,000	8%	11/14/2013
Atlas Capital	June 2, 2010	$600,000	8%	11/14/2013
Atlas Capital	July 1, 2010	$250,000	8%	11/14/2013
Atlas Capital	August 13, 2010	$100,000	8%	11/14/2013
Atlas Capital	August 30, 2010	$200,000	8%	11/14/2013
Atlas Capital	September 14, 2010	$300,000	8%	11/14/2013
Atlas Capital	September 30, 2010	$300,000	8%	11/14/2013
Atlas Capital	November 9, 2010	$300,000	8%	11/14/2013
Atlas Capital	February 7, 2011	$250,000	8%	11/14/2013
Atlas Capital	March 4, 2011	$325,000	8%	11/14/2013
Atlas Capital	April 6, 2011	$400,000	8%	11/14/2013
UBP, Union Bancaire Privee	May 4, 2011	$400,000	8%	11/14/2013
Atlas Capital	September 6, 2011	$500,000	8%	11/14/2013
Atlas Capital	October 11, 2011	$300.000	8%	11/14/2013
Atlas Capital	November 7, 2011	$300,000	8%	11/14/2013
UBP, Union Bancaire Privee	December 14,2011	$500,000	8%	11/14/2013
Less – lease conversion	September 4, 2009	$(200,000)
Total Convertible Notes		15,475,000

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

On September 4, 2009, the Company entered into a sale transaction whereby it sold its computer equipment, furniture, fixtures and certain personal property located at its principal executive offices in Durham, North Carolina (collectively, the “Equipment”) on an “as-is, where-is” basis to the holders of the Company’s Notes, on a ratable basis in proportion to their respective holdings of Notes, for $200,000 (“Purchase Price”). The Purchase Price was paid through a $200,000 reduction, on a ratable basis, in the outstanding aggregate principal amount of the Notes, which principal amount was $7.8 million immediately before giving effect to this sale. The Purchase Price represented the fair market value of the Equipment based on an independent appraisal of the Equipment by Dynamic Office Services and Coastal Computers, which are not affiliated with the Company.

The foregoing Equipment served as a portion of the collateral securing the Company’s obligations under the Notes. The Noteholders and their collateral agent consented to the partial release of collateral consisting of the Equipment in order to effectuate the sale.

On March 5, 2010, the Company and the holder of a majority of the aggregate outstanding principal amount of Notes, among other noteholders extended the original maturity date of the Notes from November 14, 2010 to November 14, 2013, and amended the Note Purchase Agreement to reflect this extension, as reported on the Current Report on Form 8-K filed by the Company on March 10, 2010.

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

The Notes and the common stock into which they may be converted have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the Notes were made pursuant to Regulation D or in reliance on Section 4(2) of the Securities Act of 1933 (the "Securities Act") and only made to accredited investors. The noteholders of the initial Notes include (i) The Blueline Fund, which originally recommended Philippe Pouponnot, one of our former directors, for appointment to the Board of Directors; (ii) Atlas, an affiliate that originally recommended Shlomo Elia, one of our current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd., which is owned by Doron Roethler, the former Chairman of our Board of Directors and former Interim Chief Executive Officer and who currently serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of our directors and executive officers. The noteholders of the additional Notes are Atlas and Crystal Management Ltd.  As of December 31, 2011, $11.775 million of the Notes were owned by affiliates of the Company.

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

Lines of Credit

On February 20, 2008, the Company entered into a revolving credit arrangement with Paragon Commercial Bank ("Paragon") and delivered to Paragon a secured promissory note, dated February 20, 2008 (the "Paragon Note").  As subsequently amended and modified, the Paragon Note was extended from February 11, 2010 to November 2010. The Paragon line of credit was paid in its entirety in November 2010.

On December 6, 2010, the Company entered into (i) a $6,500,000 Promissory Note (the "IDB Note"), as borrower, and (ii) a Letter Agreement for the $6,500,000 Term Loan Facility (the "Letter Agreement"), each with Israel Discount Bank of New York ("IDB") as lender.

Under the IDB Note and Letter Agreement, IDB will make available to the Company one or more term loan advances in the maximum aggregate principal amount of $6,500,000 (the "IDB Credit Facility"). The IDB Credit Facility is secured by two irrevocable standby letters of credit issued by UBS Switzerland in favor of IDB in the aggregate amount of $6,500,000 (the "SBLC"), each issued with Atlas Capital S.A. ("Atlas") as account party. Atlas and the Company anticipate finalizing in the near future the terms of the Company's reimbursement of Atlas for any future drawdowns on the SBLC. Any advances drawn on the IDB Credit Facility must be repaid on the earlier of (a) May 31, 2012, or (b) 180 days prior to the expiration date of the SBLC. Interest on each advance under the IDB Credit Facility accrues, at the Company's election, at either LIBOR plus 300 basis points or IDB's prime rate plus 100 basis points, provided that the rate of interest for each advance shall never be less than four percent. Interest accrued on each advance is due quarterly and payable in arrears on the last day of each February, May, August and November commencing on the last day of February 2011.  The IDB Credit Facility includes a provision that the total of all amounts borrowed under the agreement must be drawn by June 10, 2011.  The Company only borrowed $5,000,000 during the term of the loan.  The loan is due May31, 2012.  We are currently working with IDB to extend our IDB Credit Facility for an additional one-year period with similar terms as those currently in place.  We believe that we will be successful in our efforts.

The IDB Credit Facility replaced the Company's revolving line of credit (the "Paragon Credit Facility"), with Paragon, which was extended by Paragon to November 30, 2010, at which time the Paragon Credit Facility expired and Paragon drew upon the letter of credit securing the Paragon Credit Facility satisfying all of the obligations of the Company to Paragon.  The Company reimbursed Atlas for Paragon's draw upon the Paragon Letter of Credit in cash out of the proceeds of the IDB Credit Facility, as elected by Atlas pursuant to the Reimbursement Agreement, dated November 10, 2006, between the Company and Atlas, as subsequently amended.  The Company continues to maintain a banking relationship with Paragon through the maintenance of certain operating accounts.

7.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through August 2019. Total amounts financed under these capital leases were $166,469 and $185,255 at December 31, 2011 and 2010, respectively, net of accumulated amortization of $33,531 and $37,539, respectively. The current and non-current portions of the capital leases have been recorded in current and long-term portions of notes payable on the balance sheets as of December 31, 2011 and 2010. See also Note 6, “Notes Payable.”

In 2008, the Company entered into a non-cancellable sublease to relocate its North Carolina headquarters to another facility near Research Triangle Park in Durham, N.C., under which the Company prepaid rent in the total amount of $450,080 and purchased existing furniture and fixtures for an additional $49,920, which furniture and fixtures were capitalized for depreciation purposes.   Effective May 1, 2010, the sublease was restructured as a direct lease with the owner of the property, with a termination date of September 30, 2011 (the "Lease").  On April 28, 2011, the Company entered into the Lease Amendment (the “Lease Amendment”) with Nottingham Hall IC, LLC (“Nottingham”), extending the termination date of the Lease from September 30, 2011 to November 15, 2013. Current monthly rents are $15,370.31.

Rent expense for the years ended December 31, 2011 and 2010 was $197,094 and $208,443, respectively.

Development Agreement

In August 2005, the Company entered into a software assignment and development agreement with the developer of a customized accounting software application. In connection with this agreement, the developer would be paid up to $512,500 and issued up to 32,395 shares of the Company’s common stock based upon the developer attaining certain milestones. This agreement was modified on March 26, 2008 to adjust the total number of shares issuable under the agreement to 29,014 shares. As of December 31, 2011, the Company had paid $484,834 and issued 3,473 shares of common stock related to this obligation.

Legal Proceedings

The Company is subject to claims and suits that arise from time to time in the ordinary course of business.

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the "Stipulation") with the lead plaintiff in the securities class action involving the Company in the case captioned Mary Jane Beauregard vs. Smart Online, Inc., et al., filed in the District Court.   The Stipulation provides for the settlement of the Class Action on the terms described below. The District Court issued an order preliminarily approving the settlement on January 13, 2011.  The final settlement hearing was held on May 11, 2011.  As of March 14, 2012, the 1,475,000 shares of common stock had not been issued and, according to U.S. GAAP, the Company now carries the obligation as a Financial Instrument on its balance sheet (see Note 3).

The Stipulation provides for the certification of a class consisting of all persons who purchased the Company's publicly traded securities between May 2, 2005 and September 28, 2007, inclusive. As per the terms of the Stipulation, the settlement class has received total consideration of a cash payment of $350,000 made by the Company, and a cash payment of $112,500 made by Maxim Group.  In addition, Henry Nouri is required to transfer 25,000 shares of Company common stock to the settlement class and the Company is required to issue 1,475,000 shares of Company common stock to the class. Under the terms of the Stipulation, counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares in one day or 50,000 shares in 30 calendar days. Subject to the terms of the Stipulation, we paid the lead plaintiff $75,000 on July 14, 2010, $100,000 on September 15, 2010, $100,000 on December 14, 2010 and $75,000 on March 14, 2011.   On July 1, 2011, the District Court issued the Final Judgment and Order of Partial Dismissal with Prejudice in the Class Action case. The Court approved the Stipulation and directed that the terms of how the Stipulation should be consummated.  On July 1, 2011 we recorded the Class Action obligation as a financial instrument liability of $1,917,500 based upon the trading price of the Company’s stock at that date, see note 3.

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

On January 13, 2011 (the "Effective Date"), the District Court issued the Order Preliminarily Approving Settlement and Providing Notice.  Based upon the Nouri Settlement Agreement and the January 13, 2011 District Court Order Preliminarily Approving Settlement and Providing Notice, the following amounts were paid for the benefit of  the Nouri Parties: the amount of $500,000 was paid on January 22, 2011 and $75,000 was paid on March 16, 2011, April 15, 2011, June 14, 2011, July 14, 2011, August 15, 2011, September 14, 2011, October 14, 2011, November 14, 2011, December 14, 2011, January 14, 2012 and February 14, 2012; $7,773 was paid on May 12, 2011, and an additional $217,227 is payable in four fixed monthly installments of $75,000 based on the Effective Date, with the last four scheduled installments totaling $300,000 subject to reduction to the extent that fees and disbursements for the Nouris' appeal are below certain levels or if the appeal is not taken to final adjudication.  The Company was ordered by a court of proper jurisdiction to withhold $67,227 for future payment of adjudicated debt owed by the Nouris.  The Settlement Agreement provides for the exchange of mutual releases by the parties.

8.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2011, it had 18,352,542 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at December 31, 2011 and 2010.

Warrants

As part of the commission paid to Canaccord Adams, Inc. (“CA”), the Company’s placement agent in a transaction that closed in February 2007, CA was issued a warrant to purchase 35,000 shares of the Company’s common stock at an exercise price of $2.55 per share. This warrant expired February 21, 2012.

As of December 31, 2011, warrants to purchase up to 35,000 shares were outstanding.

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

On February 1, 2010, the Board of Directors approved the grant of an option to purchase 75,000 shares to Mr. Bob Dieterle, newly hired General Manager and Vice President of Operations, with an initial vesting date of February 1, 2011, as a result $10,660 and $0 of expense was recognized in 2011 and 2010, respectively.

On March 26, 2010, the Board of Directors approved the grant of an option to purchase 30,000 shares to Mr. Dror Zoreff, Chairman of the Board of Directors and Interim Chief Executive Officer, and the option to purchase 20,000 shares to Mr. Amir Elbaz, Chairman of the Audit Committee and member of the Board of Directors with an initial vesting date of June 30, 2010; as a result $12,688 and $22,485 of expense was recognized in 2011 and 2010, respectively.

On October 21, 2010, the Board of Directors approved the grant of additional options to current employees who have been with the Company for six months or longer as of October 1, 2010. The number of options approved, representing the right to purchase an aggregate of 68,000 shares, varied by employee, responsibility and length of service.  The initial vesting date for the majority of the options is January 15, 2011; as a result, $9,371 was recognized in 2011.

On August 1, 2011, the Board of Directors approved the grant of additional options to certain current employees who have been with the Company for six months or longer. The number of options approved, representing the right to purchase an aggregate of 8,400 shares, varied by employee, responsibility and length of service.  The initial vesting date for the majority of the options is November 1, 2011; as a result, $163 was recognized in 2011.

On September 14, 2011, the Board of Directors approved the grant of an option to purchase 20,000 shares to Mr. Robert M. Brinson, Jr., Chairman of the Innovation Committee and member of the Board of Directors with an initial vesting date of December 15, 2011 as a result $1,163 of expense was recognized in 2011.

A total of 9,500 incentive stock options were canceled during the year ended December 31, 2011 due to resignations and terminations.

During the second quarter of 2011, we issued 10,000 restricted shares of stock to Mr. Shlomo Elia for his services as a member of the Board of Directors as a result $13,850 of expense was recognized in 2011.   No other shares of restricted stock were issued. There were no shares of restricted stock canceled during 2011 due to terminations and payment of employee tax obligations resulting from share vesting. At December 31, 2011, there was $2,850 of unvested expense yet to be recorded related to all restricted stock outstanding.

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

1998 Stock Option Plan

At December 31, 2011, no options to purchase shares of common stock were outstanding under the Company’s 1998 Equity Compensation Plan (the “1998 Plan”).  There are no remaining authorized shares to be issued under the 1998 Plan.

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

A summary of the status of the stock option issuances as of December 31, 2011 and 2010, and changes during the periods ended on these dates is as follows:

	Shares	Weighted Average Exercise Price
BALANCE, December 31, 2009	132,500	$4.43
Granted	193,000	1.13
Exercised	-	-
Canceled	(42,500)	3.31
BALANCE, December 31, 2010	283,000	2.34
Granted	28,400	1.21
Exercised	-	-
Canceled	(9,500)	1.10
BALANCE, December 31, 2011	301,900	$2.25

The following table summarizes information about stock options outstanding at December 31, 2011:

				Currently Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.90	8,400	9.6	$.90	-	$-
$1.10	58,500	8.8	$1.10	14,625	$1.10
$1.14	125,000	8.1	$1.14	68,750	$1.14
$1.35	20,000	9.8	$1.35	5,000	$1.35
From $2.50 to $3.50	45,000	3.4	$3.31	45,000	$3.31
$5.00	25,000	3.3	$5.00	25,000	$5.00
$8.61	20,000	3.6	$8.61	20,000	$8.61
Totals	301,900	6.6	$3.06	178,375	$3.07

At December 31, 2011 and 2010, unvested expense yet to be recorded related to all incentive stock options outstanding were $77,320 and 125,884 respectively.  The expenses will be recognized through 2014.  The outstanding options have no intrinsic value at December 31, 2011 and 2010.

Dividends - The Company has not paid any cash dividends through December 31, 2011.

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

The balances of deferred tax assets and liabilities are as follows:

	December 31, 2011	December 31, 2010
Net current deferred income tax assets related to:
Allowance for doubtful accounts	$260,000	$324,000
Depreciation	114,000	113,000
Stock-based expenses	226,000	226,000
Accrued liabilities – litigation expenses	768,000	1,264,000
Other	8,000	7,000
Net operating loss carryforwards	24,692,000	21,485,000
Total	26,068,000	23,419,000
Less valuation allowance	(26,068,000)	(23,419,000)
Net current deferred income tax	$-	$-

Under US GAAP, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Tax benefit computed at statutory rate of 34%	$(1,097,000)	$(1,343,000)
State income tax benefit, net of federal effect	(161,000)	(180,000)
Change in valuation allowance	1,273,000	1,323,000
Permanent differences:
Stock based compensation	(16,000)	(13,000)
Intangible impairment	-	212,000
Other permanent differences	1,000	1,000
Totals	-	-

As of December 31, 2011, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $66 million, which expire between 2012 and 2029. For state tax purposes, the NOL carryforwards expire between 2012 and 2023. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2011.

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Year Ended December 31, 2011
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees/Other revenue	$376,860	81%
Customer B	Subscription fees/Other revenue	86,685	18%
Others	Others	3,763	1%
Total		$467,308	100%

		Year Ended December 31, 2010
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees/Other revenue	$399,764	39%
Customer B	Subscription fees/Other revenue	171,107	17%
Customer C	Professional services	305,000	30%
Others	Other revenue	153,008	14%
Total		$1,028,879	100%

As of December 31, 2011, one customer accounted for 87% of accounts receivable. As of December 31, 2010, one customer accounted for 100% of accounts receivable.

11.	EMPLOYEE BENEFIT PLAN

All full time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $16,346 and $9,625 to the plan during 2011 and 2010, respectively.

12.	SUBSEQUENT EVENTS

Based upon the Nouri Settlement Agreement, and the January 13, 2011, Order Preliminarily Approving Settlement and Providing Notice, the following amounts were paid to the Nouri law firm: the amount of $75,000 was paid on January 14, 2012 and February 14, 2012.

On January 5, 2012, the Company sold a Note to Atlas in the principal amount of $350,000, on February 10, 2012, the Company sold a Note to Atlas in the principal amount of $350,000,  and on March 9, 2012, the Company sold a Note to UBP, Union Bancaire Privee in the amount of $375,000, each due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation  our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There has been no change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal control over financial reporting was effective as of December 31, 2011.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

ITEM 9B. OTHER INFORMATION

None.

PART III

Information called for in Items 10, 11, 12, 13, and 14 is incorporated by reference from our definitive Proxy Statement relating to our Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2011.

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

4.4
First Amendment to Convertible Secured Subordinated Note Purchase Agreement, dated August 12, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2008)

4.5
Second Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement, dated November 21, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.5 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.6
Third Amendment to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement and Amendment to Convertible Secured Subordinated Promissory Notes, dated February 24, 2009, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.6 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.7
Form of Convertible Secured Subordinated Promissory Note to be issued post January 2009 (incorporated herein by reference to Exhibit 4.7 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.8
Fourth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Second Amendment to Convertible Secured Subordinated Promissory Notes and Third Amendment to Registration Rights Agreement, dated March 5, 2010, by and among Smart Online, Inc. Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2010).

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

10.10*
Form of Restricted Stock Agreement (Non-Employee Director) under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 31, 2007)

10.11*	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.12*
Form of revised Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director) (incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010

10.13*	Cash Bonus Program (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.14*	Equity Award Program (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to our Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.15*
Smart Online, Inc. Revised Board Compensation Policy, effective March 26, 2010 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.16*
Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Tom Furr (incorporated herein by reference to Exhibit 10.44 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.17
Warrant to Purchase Common Stock of Smart Online, Inc., and Registration Rights Agreement, dated February 27, 2007, by and between Smart Online, Inc. and Canaccord Adams Inc. (incorporated herein by reference to Exhibit 10.47 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.18
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.19
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.20
Web Services Agreement dated October 10, 2010, between UR Association, LLC and Smart Online, Inc. (incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K, as filed with the SEC on March 31, 2011)

10.21
Office Lease Agreement dated May 1, 2010, between Smart Online, Inc. and Nottingham Hall LLC (incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K, as filed with the SEC on March 31, 2011)

10.22
Promissory Note dated December 6, 2010, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York, as lender (incorporated herein by reference to Form 8-K, as filed with the SEC on December 6, 2010)

10.23
Letter Agreement for $6,500,000.00 Term Facility dated December 6, 2010, by Israel Discount Bank of New York, and agreed and accepted by Smart Online, Inc. (incorporated herein by reference to Form 8-K, as filed with the SEC on December 6, 2010)

10.24	First Amendment to Office Lease Agreement dated April 28, 2011, between Smart Online, Inc. and Nottingham Hall LLC.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

99.1
Notice of election of Atlas Capital S.A., dated November 30, 2010, to be reimbursed in cash for the drawdown on the Paragon Letter of Credit pursuant to the Reimbursement Agreement, dated November 10, 2006, between the Company and Atlas, as subsequently amended (incorporated herein by reference to Form 8-K, as filed with the SEC on December 6, 2010)

101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text (furnished herewith)

_________________
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART ONLINE, INC.

March 30, 2012	By:	/s/ Dror Zoreff
Dror Zoreff, Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2012	By:	/s/ Dror Zoreff
Dror Zoreff
Interim Chief Executive Officer and Chairman of the Board

March 30, 2012	By:	/s/ Thaddeus J. Shalek
Thaddeus J. Shalek
Chief Financial Officer and Principal Accounting Officer

March 30, 2012	By:	/s/ Shlomo Elia
Shlomo Elia
Director

March 30, 2012	By:	/s/ Amir Elbaz
Amir Elbaz
Director

March 30,2012	By:	/s/ Robert M. Brinson, Jr.
Robert M. Brinson
Director

EXHIBIT INDEX
Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

3.2	Sixth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on January 20, 2010)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

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

4.4
First Amendment to Convertible Secured Subordinated Note Purchase Agreement, dated August 12, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2008)

4.5
Second Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement, dated November 21, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.5 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.6
Third Amendment to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement and Amendment to Convertible Secured Subordinated Promissory Notes, dated February 24, 2009, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.6 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.7
Form of Convertible Secured Subordinated Promissory Note to be issued post January 2009 (incorporated herein by reference to Exhibit 4.7 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.8
Fourth Amendment to Convertible Secured Subordinated Note Purchase Agreement,  Second Amendment to Convertible Secured Subordinated Promissory Notes and Third Amendment to Registration Rights Agreement, dated March 5, 2010, by and among Smart Online, Inc., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2010)

4.9
Form of Convertible Secured Subordinated Promissory Note to be issued post March 5, 2010 (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2010)

10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.2*
Form of Incentive Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.3*
Form of Incentive Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.4*
Form of Non-Qualified Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.5*
Form of Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.6*
Form of revised Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.7*
Form of Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.8*
Form of Restricted Stock Award Agreement (for Employees) under Smart Online Inc.'s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 21, 2007)

10.9*	Form of Restricted Stock Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.10*
Form of Restricted Stock Agreement (Non-Employee Director) under Smart Online Inc.'s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 31, 2007)

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

10.15*
Smart Online, Inc. Revised Board Compensation Policy, effective March 26, 2010 (incorporated herein by reference to Exhibit 10.21 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.16*
Indemnification Agreement, dated April 14, 2006, by and between Smart Online, Inc. and Tom Furr (incorporated herein by reference to Exhibit 10.44 to our Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.17
Warrant to Purchase Common Stock of Smart Online, Inc., and Registration Rights Agreement, dated February 27, 2007, by and between Smart Online, Inc. and Canaccord Adams Inc. (incorporated herein by reference to Exhibit 10.47 to our Registration Statement on Form S-1, as filed with the SEC on April 3, 2007)

10.18
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.19
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.20
Web Services Agreement dated October 10, 2010, between UR Association, LLC and Smart Online, Inc. (Incorporated herein by reference to Exhibit 10.23 to our Annual Report on Form 10-K, as filed with the SEC on March 31, 2011)

10.21
Office Lease Agreement dated May 1, 2010, between Smart Online, Inc. and Nottingham Hall LLC (incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K, as filed with the SEC on March 31, 2011)

10.22
Promissory Note dated December 6, 2010, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York, as lender (incorporated herein by reference to Form 8-K, as filed with the SEC on December 6, 2010)

10.23
Letter Agreement for $6,500,000.00 Term Facility dated December 6, 2010, by Israel Discount Bank of  NewYork, and agreed and accepted by Smart Online, Inc. (incorporated herein by reference to Form 8-K, as filed with the SEC on December 6, 2010)

10.24	First Amendment to Lease Agreement dated April 28, 2011, between Smart Online, Inc. and Nottingham Hall LLC.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

99.1
Notice of election of Atlas Capital S.A., dated November 30, 2010, to be reimbursed in cash for the drawdown on the Paragon Letter of Credit pursuant to the Reimbursement Agreement, dated November 10, 2006, between the Company and Atlas, as subsequently amended (incorporated herein by reference to Form 8-K, as filed with the SEC on December 6, 2010)

101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text (furnished herewith)

__________________
* Management contract or compensatory plan.