Form 10-Q
period 2012-03-31
SMART ONLINE INC
filed 2012-05-14
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, there were 18,352,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2012

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3
	Statements of Operations (unaudited) for the three months ended March 31, 2012 and 2011	4
	Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011	5
	Notes to Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 5.	Other Information
Item 6.	Exhibits	25
	Signatures	26

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
SMART ONLINE, INC.
BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$106,865	$165,139
Restricted cash	51,111	70,445
Accounts receivable, net	78,550	6,630
Prepaid expenses	63,188	53,073
Total current assets	299,714	295,287
Property and equipment, net	171,011	164,657

Capitalized software, net	418,976	172,510
Intangible assets, net	122,280	117,685
Other assets	17,874	16,836
TOTAL ASSETS	$1,029,855	$766,975

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$592,448	$580,850
Notes payable (See Note 3)	5,025,366	5,037,815
Deferred revenue	88,909	31,658
Settlement related financial instrument liability (See Note 2)	2,050,250	1,770,000
Accrued liabilities	418,360	520,967
Total current liabilities	8,175,333	7,941,290
Long-term liabilities:
Notes payable (See Note 3)	16,695,769	15,625,075
Deferred revenue	6,962	1,505
Total long-term liabilities	16,702,731	15,626,580
Total liabilities	24,878,064	23,567,870
Commitments and contingencies (See Note 4)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,352,542 shares issued and outstanding at March 31, 2012 and December 31, 2011	18,353	18,353
Additional paid-in capital	67,127,160	67,118,452
Accumulated deficit	(90,993,722)	(89,937,700)
Total stockholders’ deficit	(23,848,209)	(22,800,895)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,029,855	$766,975

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
REVENUES:
Subscription fees	$83,708	$103,272
Professional service fees	18,100	-
License fees	12,467	-
Hosting fees	324	-
Other revenue	24,636	35,466
Total revenues	139,235	138,738

COST OF REVENUES	88,396	192,316

GROSS PROFIT	50,839	(53,578)

OPERATING EXPENSES:
Sales and marketing	195,754	142,055
Research and development	16,041	158,892
General and administrative	240,864	338,966

Total operating expenses	452,659	639,913

LOSS FROM OPERATIONS	(401,820)	(693,491)

OTHER INCOME (EXPENSE):
Interest expense, net	(374,052)	(294,329)
Gain on legal settlements, net	100	22
Change in market value of settlement related financial instrument	(280,250)	-
Total other expense	(654,202)	(294,307)

NET LOSS	$(1,056,022)	$(987,798)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.06)	$(0.05)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and fully diluted	18,352,542	18,352,542

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,056,022)	$(987,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,234	14,215
Equity-based compensation	8,708	25,936
Changes in assets and liabilities:
Accounts receivable	(53,120)	8,931
Contracts receivable	(18,800)	-
Prepaid expenses	(10,113)	59,031
Other assets	(1,038)	5,000
Accounts payable	86,598	266,805
Deferred revenue	62,708	(6,135)
Accrued and other expenses	177,642	(604,730)
Net cash used in operating activities	(792,203)	(1,218,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,281)	(2,480)
Purchase of software license	(75,000)	-
Capitalized patent development costs	(5,886)	-
Capitalized software	(250,481)	-
Net cash provided by (used in) investing activities	(343,648)	(2,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to pay IDB interest expense	50,580	27,556
Deposit of cash to IDB restricted account	(31,247)	-
Proceeds from debt borrowings	1,075,000	575,000
Repayments of debt borrowings	(16,756)	(16,257)
Net cash provided by financing activities	1,077,577	586,299

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,274)	(634,926)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	165,139	860,211
CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,865	$225,285

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$364,296	$294,332

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
NOTES TO FINANCIAL STATEMENTS
For the Quarterly Period Ended March 31, 2012
(unaudited)

1.            SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and services targeted to businesses that are delivered via a Software-as-a-Service (“SaaS”) model. The Company’s principal products and services include:

●	SaaS applications for business management, web marketing, and e-commerce;
●	Software business tools that assist customers in developing written content;
●	Services that are designed to complement our product offerings and allow us to create custom business solutions that fit our end users’ and channel partners’ needs;
●	Services that assist not-for-profit organizations in their fundraising efforts; and
●	Mobile phone applications used to provide specialized communications and e-commerce opportunities for businesses and not-for-profit organizations.

Basis of Presentation - The financial statements as of and for the three months ended March 31, 2012 and 2011 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2011 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “2011 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2012, and its results of operations and cash flows for the three months ended March 31, 2012 and 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2012 and 2011, the Company incurred net losses as well as negative cash flows and had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. On May 9, 2012, the Company has a commitment from its convertible secured subordinated noteholders to purchase up to an additional $2.9 million in convertible notes upon approval and call by the Company’s Board of Directors. There can be no assurance that, if the noteholders do not purchase the $2.950 million in convertible notes, the Company will be able to obtain alternative funding. There can be no assurance that the Company’s efforts to raise capital or increase revenue will be successful. If these efforts are unsuccessful, the Company may have to cease operations and liquidate the business. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three months ended March 31, 2012 are consistent with those used for the year ended December 31, 2011. Accordingly, please refer to the 2011 Annual Report for the Company’s significant accounting policies.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued, and the period over which revenue is generated and the determination of allowances on our deferred tax assets. Actual results could differ materially from those estimates.

Reclassifications - Certain prior year and comparative period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net loss or stockholders’ deficit.

 Stock-Based Compensation - The Company follows US GAAP for the recognition of stock –based compensation.  Stock-based compensation is recognized on the straight-line method over the requisite service period. Total stock-based compensation expense recognized was $8,708 and $25,936 for the three months ended March 31, 2012 and 2011 respectively. No stock-based compensation was capitalized in the consolidated financial statements.

The fair value of option grants under the Company’s equity compensation plan for the three months ended March 31, 2012 and 2011 were estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Dividend yield	0.0%	0.0%
Expected volatility	89.3%	92.5%
Risk-free interest rate	1.64%	2.86%
Expected lives (years)	10.0	10.0

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method.   The 1,475,000 shares that will be issued to the claimants in the Class Action Settlement described in Notes 2 and 4 below based upon the District Court's decision on July 1, 2011 are not included in the calculation of net loss per share at March 31, 2012.  Shares issuable upon the exercise of stock options and warrants, totaling 300,900 on March 31, 2012, were excluded from the calculation of common equivalent shares, as the impact was anti-dilutive.

2.            BALANCE SHEET ACCOUNTS

Capitalized software consists of the following:

The Company began capitalizing the development of the costs associated with its SmartOn Mobile platform on October 1, 2011.  The Company demonstrated technological feasibility through the presentation of its working model of the software product.  During the three months ended March 31, 2012, the Company capitalized $250,481 of costs incurred to continue the development of its platform.  The Company will continue to capitalize costs associated with the further development of additional AppBlocks, (functional components), for its SmartOn Mobile platform.  The Company officially released the product platform on February 28, 2012 and began amortizing the capitalized costs at that date on a straight-line basis over a seven-year period, which is anticipated to approximate the economic life of the current platform.

	March 31, 2012	December 31, 2011
Capitalized software	$422,991	$172,510
Less accumulated amortization	(4,015)	-
Capitalized software, net	$418,976	$172,510

Intangible assets consist of the following:

	March 31, 2012	December 31, 2011
Software license	$108,534	$108,534
Patent development costs	15,037	9,151
Less accumulated amortization	(1,291)	-
Intangible assets, net	$122,280	$117,685

Amortization expense for the three months ended March 31, 2012 and 2011 was $5,306 and $0, respectively.

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2012	2011
Nouri legal fee settlement (See Note 4)	$67,227	$217,227
Accrued payroll and related costs	41,245	-
Custom accounting development cost	75,436	75,436
Hosting service costs	27,444	27,444
Professional services	3,791	3,791
Interest payable to IDB and Bondholders (See Note 3)	189,325	179,569
Other accrued items	13,892	17,500
	$418,360	$520,967

Settlement related financial instrument liability:

The Company generally does not use derivative instruments to hedge exposures to cash-flow risks or market risks that may affect the fair values of its financial instruments. However, in connection with the Company’s Class Action lawsuit settlement approved by the District Court on July 1, 2011, we are required to issue 1,475,000 shares of our common stock to the Class Action class.  Through July 1, 2011, our liability related to these shares was accounted for as an accrued liability on our balance sheet and changes in the value of the shares were generally not reflected on our statements of operations, absent certain significant events, such as the approval of the settlement.  Now that the Class Action has been settled, because we have not yet issued the shares, the liability is now accounted for as a financial instrument liability on our balance sheet and, until the shares are issued, changes in their value will be reflected on our statements of operations as losses or gains, as applicable. The number of shares to be issued will not change, and these losses or gains are not cash items that will impact our income or loss from operations.

The following tabular presentation reflects the components of derivative assets and liabilities as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Shares into which financial instrument liability can be settled:
Unrestricted shares of common stock, when issued	1,475,000	1,475,000

	March 31, 2012	December 31, 2011
Settlement related financial instrument liability at fair value:
Fair value of unrestricted shares of common stock	$2,050,250	$1,770,000

The following tabular presentation reflects the (loss) in the fair value of financial instruments for the three months  ended March 31, 2012 and 2011:

	3 months ended March 31, 2012	3 months ended March 31 2011
Change in market value of settlement related financial instruments in the accompanying statement of operations is related to the Class Action settlement approved by the District Court on July 1, 2011
Unrestricted shares of common stock	$(280,250)	$-

3.           NOTES PAYABLE

As of March 31, 2012, the Company had notes payable totaling $21,721,135. The detail of these notes is as follows:

Note Description	As of March 31, 2012	As of December 31, 2011	Maturity	Rate
Israeli Discount Bank credit facility	$5,000,000	$5,000,000	May 2012	Prime, not less than 4.0%
Insurance premium note	8,643	21,421	July 2011	5.4%
Various capital leases	162,492	166,469	Various	8.0-18.0%
Convertible notes	16,550,000	15,475,000	Nov 2013	8.0%
Totals	21,721,135	20,662,890
Less current portion of debt	5,025,366	5,037,815
Long –term portion of debt	$16,695,769	$15,625,075

Lines of Credit

On December 6, 2010, the Company entered into (i) a $6,500,000 Promissory Note (the “IDB Note”), as borrower, and (ii) a Letter Agreement for a $6,500,000 Term Loan Facility (the “Letter Agreement”), each with Israel Discount Bank of New York (“IDB”) as lender.

Under the IDB Note and Letter Agreement, IDB made available to the Company one or more term loan advances in the maximum aggregate principal amount of $6,500,000 (the "IDB Credit Facility"). The IDB Credit Facility is secured by two irrevocable standby letters of credit issued by UBS Switzerland in favor of IDB in the aggregate amount of $6,500,000 (the "SBLC"), each issued with Atlas Capital S.A. ("Atlas") as account party. Atlas and the Company anticipate finalizing in the near future the terms of the Company's reimbursement of Atlas for any future drawdowns on the SBLC. Any advances drawn on the IDB Credit Facility must be repaid on the earlier of (a) May 31, 2012, or (b) 180 days prior to the expiration date of the SBLC. Interest on each advance under the IDB Credit Facility accrues, at the Company's election, at either LIBOR plus 300 basis points or IDB's prime rate plus 100 basis points, provided that the rate of interest for each advance shall never be less than four percent. Interest accrued on each advance is due quarterly and payable in arrears on the last day of each February, May, August and November commencing on the last day of February 2011.  The total of all amounts borrowed under the IDB Credit Facility must be drawn by June 10, 2011.  As of March 31, 2012, the Company  borrowed $5,000,000 during the term of the loan.  The loan is due May 31, 2012.  We are currently working with IDB to extend our IDB Credit Facility for an additional one-year period with similar terms as those currently in place.  On May 7, 2012, IDB proposed an extension of the IDB Credit Facility for the $5,000,000 currently outstanding, which would require the Company to deposit $250,000 in the Restricted Cash Account held at IDB for future interest payments, all other terms to remain the same.

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

As of March 31, 2012, the Company had $16.550 million aggregate principal amount of Notes due November 14, 2013 outstanding, after a $200,000 reduction of such current outstanding debt on account of a sale-leaseback of the Company’s equipment with the noteholders in 2009.  The Notes have been sold as follows:

	As of March 31, 2012
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Due Date
Atlas Capital	Various	$13,225,000	8%	11/14/2013
Blueline Fund	November 14, 2007	500,000	8%	11/14/2013
Crystal Management	Various	750,000	8%	11/14/2013
HSBC Private Bank (Suisse), SA	November 21, 2008	250,000	8%	11/14/2013
UBP, Union Bancaire Privee	Various	1,775,000	8%	11/14/2013
William Furr	November 14, 2007	250,000	8%	11/14/2013
Less – lease conversion	September 4, 2009	(200,000)
Total Convertible Notes		$16,550,000

The Company may sell up to $20.3 million aggregate principal amount of Notes to new convertible noteholders or existing noteholders with an outside maturity date of November 14, 2013.  In addition, the maturity date definition for each of the Notes is the date upon which the note is due and payable, which is the earlier of (1) November 14, 2013, (2) a change of control, or (3) if an event of default occurs, the date upon which noteholders accelerate the indebtedness evidenced by the Notes.  The conversion price for each outstanding Note and any additional Notes sold in the future is the same and set at the lowest applicable conversion price for all the Notes, determined according to the formula described in Note 6 in the 2011 Annual Report.

On January 5, 2012 and on February 10, 2012, the Company sold Notes to Atlas in the principal amount of $350,000, each and on March 9, 2012, the Company sold a Note to Union Bancaire Privee, or UBP, in the principal amount of $375,000, each due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.

On April 2, 2012, the Company sold a Note to Atlas in the principal amount of $350,000 due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.   As disclosed in Part II, Item 5 of this Quarterly Report on Form 10-Q, on May 8, 2012, the Company sold a Note to UBP in the principal amount of $300,000 due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.  The Notes sold in April and May 2012 are not included in the chart above.

4.           COMMITMENTS AND CONTINGENCIES

Lease Commitments

On April 28, 2011, the Company entered into a Lease Amendment (the “Lease Amendment”) with Nottingham Hall IC, LLC (“Nottingham”), extending the termination date of its Lease for its headquarter facility in North Carolina from September 30, 2011 to November 15, 2013.

On March 16, 2012, the Company entered into a Residential Rental Contract for a 12- month lease of a corporate apartment to be used by the Company’s traveling executives and consultants.  The monthly lease payment, which includes all utilities, is $1,400.

Rent expense for the three months ended March 31, 2012 and 2011 was $40,578 and $53,076, respectively.

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

Legal Proceedings

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the "Stipulation") with the lead plaintiff in the securities class action involving the Company in the case captioned Mary Jane Beauregard vs. Smart Online, Inc., et al., filed in the United States District Court for the Middle District of North Carolina (the "Class Action").  The Stipulation provides for the settlement of the Class Action on the terms described below. The District Court issued an order preliminarily approving the settlement on January 13, 2011.  The final settlement hearing was held on May 11, 2011.  As of May 9, 2012, the 1,475,000 shares of common stock had not been issued and, according to U.S. GAAP, the Company now carries the obligation as a Financial Instrument on its balance sheet (see Note 3).

The Stipulation provides for the certification of a class consisting of all persons who purchased the Company's publicly traded securities between May 2, 2005 and September 28, 2007, inclusive. As per the terms of the Stipulation, the settlement class has received total consideration of a cash payment of $350,000 made by the Company, and a cash payment of $112,500 made by Maxim Group.  In addition, Henry Nouri is required to transfer 25,000 shares of Company common stock to the settlement class and the Company is required to issue 1,475,000 shares of Company common stock to the class. Under the terms of the Stipulation, counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares in one day or 50,000 shares in 30 calendar days. Subject to the terms of the Stipulation, we paid the lead plaintiff $75,000 on July 14, 2010, $100,000 on September 15, 2010, $100,000 on December 14, 2010 and $75,000 on March 14, 2011.  On July 1, 2011, the District Court issued the Final Judgment and Order of Partial Dismissal with Prejudice in the Class Action case. The Court approved the Stipulation and directed that the terms of how the Stipulation should be consummated. On July 1 , 2011 we recorded the Class Action obligation as a financial instrument liability of $1,917,500 based upon the trading price of the Company’s stock at that date, see Note 3.

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

5.           STOCKHOLDERS’ DEFICIT

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, subject ot the approval of the Noteholders, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at March 31, 2012 or December 31, 2011.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2012 and December 31, 2011, it had 18,352,542 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

Warrants

As part of the commission paid to Canaccord Adams, Inc. (“CA”), the Company’s placement agent in a transaction that closed in February 2007, CA was issued a warrant to purchase 35,000 shares of the Company’s common stock at an exercise price of $2.55 per share. This warrant expired on February 21, 2012.

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

Restricted Stock – During the first quarter of 2011, 10,000 shares of restricted stock were issued. At March 31, 2012, there remains no unvested expense yet to be recorded related to all restricted stock outstanding.

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

The following is a summary of the stock option activity for the three months ended March 31, 2012:

	Shares Outstanding	Weighted Average Exercise Price
BALANCE, December 31, 2011	301,900	$2.25
Granted	-	-
Exercised	-	-
Canceled	(1,000)	1.10
BALANCE, March 31, 2012	300,900	$2.28

The following table summarizes information about stock options outstanding at March 31, 2012:

				Currently Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$ 0.90	8,400	9.3	$.90	2,100	$0.90
$ 1.10	57,500	8.6	$1.10	28,750	$1.10

$ 1.14	125,000	8.0	$1.14	87,500	$1.14

$ 1.35	20,000	9.8	$1.35	10,000	$1.35
From $2.50 to $3.50	45,000	4.7	$3.31	45,000	$3.31
$ 5.00	25,000	3.0	$5.00	25,000	$5.00
$ 8.61	20,000	5.7	$8.61	20,000	$8.61
Totals	300,900	7.2	$2.28	218,350	$2.72

At March 31, 2012, there remains $68,214 of unvested expense yet to be recorded related to all options outstanding.

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Three Months Ended March 31, 2012
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees/Other revenues	$90,930	65%
Customer B	Subscription fees/Other revenues	15,226	11%
Others	Various	33,079	24%
Total		$139,235	100%

		Three Months Ended March 31, 2011
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees/Other revenues	$108,389	78%
Customer B	Subscription fees/Other revenues	28,069	20%
Others	Various	2,280	2%
Total		$138,738	100%

As of March 31, 2012, we had current accounts receivable of $ 78,550, three customers accounted for 90% of accounts receivable.

7.           SUBSEQUENT EVENTS

On April 6, 2012, the Company sold  a Note to Atlas in the principal amount of $350,000 upon substantially the same terms and conditions as the previously issued Notes, as described in Note 3, above.  As disclosed in Part II, Item 5 of this Quarterly Report on Form 10-Q, on May 8, 2012, the Company sold  a Note to UBP in the principal amount of $300,000 upon substantially the same terms and conditions as the previously issued Notes, as described in Note 3, above.

As of March 31, 2012, the Company borrowed $5,000,000 during the term of the IDB Credit Facility loan.  The loan is due May 31, 2012.  On May 7, 2012, IDB proposed an extension of the existing IDB Credit Facility for the $5,000,000 currently outstanding, which would require the Company to deposit $250,000 in the Restricted Cash Account held at IDB for future interest payments, all other terms to remain the same.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act and other laws. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of interest rate fluctuations on our business, the potential impact of litigation settlements or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources including funds available under our existing credit facility and the future sales of convertible subordinated notes, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part II, Item 1A, “Risk Factors,”  in our Annual Report on Form 10-K for the year ended December 31, 2011 and our subsequent periodic reports, filed with the Securities and Exchange Commission, or SEC, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

We develop and market a full range of mobile application software products and services that are delivered via a SaaS model. We also provide website and mobile consulting services to not-for-profit organizations and businesses.

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional Notes, and bank lines of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing credit facility (which expires May 2012, as described above in Note 3) and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.   The settlement of the Class Action lawsuit will cause current shareholders to be further diluted due to the issuance of an additional 1,475,000 shares of our common stock pursuant to the terms of the Stipulation.

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

Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. We make subscription sales either on a subscription or on a “for fee” basis. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we recognized that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to United States Generally Accepted Accounting Principles or US GAAP.  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.  The net effect of this presentation of expenses only impacts gross revenue and certain gross expenses; it does not change the net income.

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

Operating Expenses

During 2010 and 2011, our business initiatives included increasing subscription fee revenue and professional services revenue, making organizational improvements, concentrating our development efforts for our mobile platform and applications, and shifting our strategic focus to the sales and marketing of our products. In 2012, we plan to provide services for our subscription fee customers and focus our efforts on continued growth of our SmartOn Mobile platform.

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

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing and advertising expenses.  Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small-business customer bases. As we continue to execute our sales and marketing strategy to take our enhanced products to market, we expect associated costs to increase in the remainder of 2012 due to targeting new partnerships, development of channel partner enablement programs, advertising campaigns, additional sales and marketing personnel, and the various percentages of revenues we may be required to pay to future partners as marketing fees.

Research and Development – Research and development expenses include costs associated with the development of new products, enhancements of existing products, and general technology research. These costs are composed primarily of salaries and related compensation costs of our research and development personnel as well as outside consultant costs.

Professional accounting standards require capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. At the end of the third quarter of 2011, our technical team achieved technological feasibility for our SmartOn Mobile platform product and continues to develop features and applications.  As a result, we capitalized a portion of the costs incurred during the fourth quarter of 2011 into capitalized software in our balance sheet at December 31, 2011 and we continue to capitalize appropriate costs during the first quarter of 2012.  In the past, we had not developed detailed design plans for our SaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant and as a result of low revenue generated by the sale of the prior applications that did not support the net realizable value of any capitalized costs, we continued the expensing of underlying costs as research and development.

Stock-Based Expenses – Our operating expenses include stock-based expenses related to options, restricted stock awards, and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results.

Results of Operations for the Three Months Ended March 31, 2012 and March 31, 2011

The following table sets forth certain statements of operations data for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011		2012 vs 2011
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	Percent
REVENUES:
Subscription fees	$83,708	60.1%	$103,272	74.4%	$(19,564)	-18.9%
Professional service fees	18,100	13.0%	-	-%	18,100	100%
License fees	12,467	8.9%	-	-%	12,467	100%
Hosting fees	324	0.2%	-	-%	324	100%
Other revenue	24,636	17.8%	35,466	25.6%	(10,830)	-30.5%
Total revenues	139,235	100.0%	138,738	100.0%	497	.4%

COST OF REVENUES	88,396	63.5%	192,316	138.6%	(103,920)	-54.0%

GROSS PROFIT	50,839	36.5%	(53,578)	-38.6%	104,417	194.9%

OPERATING EXPENSES:
Sales and marketing	195,754	140.6%	142,055	102.4%	53,699	37.8%
Research and development	16,041	11.5%	158,892	114.5%	(142,851)	-89.9%
General and administrative	240,864	173.0%	338,966	244.3%	(98,102)	28.9%

Total operating expenses	452,659	325.1%	639,913	461.2%	(187,254)	-29.3%

LOSS FROM OPERATIONS	(401,820)	-288.6%	(693,491)	-499.9%	291,671	42.1%

OTHER INCOME (EXPENSE):
Interest expense, net	(374,052)	-268.6%	(294,329)	-212.1%	(79,723)	-27.1%
Gain on legal settlements, net	100	0.1%	22	0.0%	78	354.6%
Change in market value of settlement related financial instrument liability	(280,250)	-201.3%	-	0.0%	(280,250)	-100%
Other expense	-	-%	-	-%	-	-%

Total other expense	(654,202)	-470.0. %	(294,307)	-212.1%	(359,895)	122.3%

NET LOSS	(1,056,022)	-758.5%	$(987,798)	-712.0%	(68,224)	-6.9%

Revenue

Subscription Fees

Revenues from subscription fees decreased 18.9% to $83,708 for the three months ended March 31, 2012 from $103,272 for the same period in 2011. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution and the decline in membership of another direct-selling organization that has resulted in a continuous decline in subscription fees.

Professional Service Fees

Revenues from professional service fees increased to $18,100 for the three months ended March 31, 2012 from $ 0 for the same period in 2011. This increase is primarily due to the sales of web and mobile consulting services provided to customers during the first quarter of 2012.

License Fees

Revenues from license fees increased to $12,467 for the three months ended March 31, 2012 from $ 0 for the same period in 2011. The increase license fee revenue results from the licensing of our SmartOn Mobile platform product for which revenues were recognized in the first quarter of 2012.

Hosting Fees

Revenues from hosting fees increased to $324 for the three months ended March 31, 2012 from $ 0 for the same period in 2011. The increase in revenue is a direct result of the sales efforts for the SmartOn Mobile platform product during the first quarter of 2012.

Other Revenue

Revenues from non-core activities decreased 30.5% to $24,636 for the three months ended March 31, 2012 from $35,466 for the same period in 2011. This decrease is primarily attributable to a reduction of billed credit card and payment gateway fees offset by the sale of a domain name during the first quarter of 2012.

Cost of Revenues

Cost of revenues decreased 54% to $88,396 for the three months ended March 31, 2012 from $192,316 for the same period in 2011. This decrease is the result of lower salary and wage costs associated with providing subscription services along with the capitalization of software development costs during the first quarter of 2012.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased 37.8% to $195,754 for the three months ended March 31, 2012 from $142,055 for the same period in 2011. The increase in costs results from the launch of our SmartOn Mobile platform product and the increased sales and marketing efforts of our enlarged sales and marketing team during the first quarter of 2012.

Research and Development

Research and development expenses decreased 89.9% to $16,041 for the three months ended March 31, 2012 from $158,892 for the same period in 2011. This decrease is primarily attributable to the capitalization of costs associated with increasing the number of functional AppBlocks for our SmartOn Mobile platform during the first quarter of 2012.

General and Administrative

General and administrative expenses decreased 28.9% to $240,864 for the three months ended March 31, 2012 from $338,966 for the same period in 2011.  This decrease is primarily attributable to the reduction of $12,700 in office rent costs due to the lease negotiations in 2011, $18,200 in professional fees due to more efficient operations, receipt of $30,000 from a customer on previously written-off accounts receivable and the capitalization of $35,000 of allocated general and administrative costs into capitalized software during the first quarter of 2012.

Interest Expense

Net other expense increased 27.1% to $374,052 for the three months ended March 31, 2012 from $294,329 for the same period in 2011. This net increase was primarily attributable to an increase in interest expense due to an increase in the amount of borrowings.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first quarter of 2012 primarily due to continued substantial uncertainty based on objective evidence regarding our ability to realize our deferred tax assets, thereby warranting a full valuation allowance in our financial statements. As of March 31, 2012, we had approximately $66 million in net operating loss carryforwards, which may be utilized to offset future taxable income.   These net operating loss carryforwards expire between 2012 and 2023.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures and debt service. As of March 31, 2012, our principal sources of liquidity were cash and cash equivalents totaling $157,796 and current accounts receivable of $78,550, as compared to $235,584 of cash and cash equivalents and $6,630 in accounts receivable as of December 31, 2011.  As of March 31, 2012, we had drawn $5,000,000 on the $6,500,000 IDB Credit Facility Bank for our operations. Deferred revenue at March 31, 2012 was $95,871 as compared to $33,163 at December 31, 2011.

As of May 9, 2012, our principal sources of liquidity were cash and cash equivalents totaling approximately $404,000 and $33,000 of accounts receivable. In addition, we had drawn approximately $5,000,000 on the IDB Credit Facility for operations. As of May 9, 2012, we also have a commitment from our convertible secured subordinated noteholders to purchase up to an additional $2.9 million in Notes upon approval and call by our Board of Directors.

Cash Flows

During the three months ended March 31, 2012, our working capital deficit increased by approximately $230,000 to $7,875,619 from a working capital deficit of $7,646,003 at December 31, 2011. As described more fully below, the working capital deficit at March 31, 2012 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.  During the first quarter of 2012, we paid $150,000 of the Nouri legal settlement amount owed under the Nouri Settlement Agreement.

Cash Flows from Operating Activities

	Three Months Ended March 31,		Change
	2012	2011	Dollars	Percent
Net cash used in operating activities	$792,203	$1,218,745	$(426,542)	-35%

Net cash used in operating activities decreased 35% to $792,000 for the three months ended March 31, 2012 from $1,219,000 for the same period in 2011. This decrease is primarily attributable to a larger payment of accrued liabilities during the three months ended March 31, 2011.

Cash Flows from Investing Activities

	Three Months Ended March 31,		Change
	2012	2011	Dollars	Percent
Net cash (used in) investing activities	$(343,648)	$(2,480)	$341,168	13,756.8%

Net cash used in investing activities increased 13,756% to $344,000 for the three months ended March 31, 2012 from net cash used in investing activities of $2,500 for the same period in 2011. This net cash used is attributable to the purchase of $75,000 for a software license, purchase for equipment $12,281, and capitalization of software development costs and legal patent costs of $256,367 during the quarter ended March 31, 2012.

Cash Flows from Financing Activities

	Three Months Ended March 31,		Change
	2012	2011	Dollars	Percent
Net cash provided by financing activities	$1,077,577	$586,299	$491,278	83.8%

Net cash provided by financing activities decreased 83.8% to $1,078,000 for the three months ended March 31, 2012 from net cash provided by financing activities of $586,000 for the same period in 2011. This net source of cash is primarily due to net increase in debt borrowings in the first quarter of 2012.

Debt Financing.

The net cash for the first quarter of 2012 from our financing activities was generated through debt financing, as described below:

On January 5, 2012, the Company sold a Note to Atlas in the principal amount of $350,000, on February 10, 2012, the Company sold a Note to Atlas in the principal amount of $350,000, and on March 9, 2012, the Company sold a Note to UBP in the amount of $375,000, each due November 14, 2013, upon substantially the same terms and conditions as the previously issued Notes.

Under the IDB Note and Letter Agreement, the Company borrowed $5,000,000.  The original terms of the IDB Note called for the repayment of the principal amount on May 31, 2012.  On May 7, 2012, IDB proposed an extension of the existing IDB Credit Facility for the $5,000,000 currently outstanding, which would require the Company to deposit $250,000 in the Restricted Cash Account held at IDB for future interest payments, all other terms to remain the same.

Information concerning Debt Financing is reported in Note 3 to the Financial Statements above.

Going Concern

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional Notes, and a bank line of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing credit facility (which expires on May 31 , 2012), extension of  our existing credit facility and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.  The distribution of the Class Action settlement shares will cause current shareholders to be further diluted due to the issuance of an additional 1,475,000 shares of common stock pursuant to the terms of the agreement.

Our independent registered public accounting firm has issued an explanatory paragraph in their report included in our 2011 Annual Report in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our interim Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On May 8, 2012, we sold an additional Note due November 14, 2013 in the principal amount of $300,000, or the New Note, to UBP upon substantially the same terms and conditions as the previously issued Notes sold on November 14, 2007, August 12, 2008, November 21, 2008, January 6, 2009, February 24, 2009, April 3, 2009, June 2, 2009, July 16, 2009, August 26, 2009, September 8, 2009, October 5, 2009, October 9, 2009, November 6, 2009, December 23, 2009, February 11, 2010, April 1, 2010, June 2, 2010, July 1, 2010, August 13, 2010, August 30, 2010, September 14, 2010, September 30, 2010, November 9, 2010, February 7, 2011, March 4, 2011, April 6, 2011, May 4, 2011, September 6, 2011, October 11, 2011, November 7, 2011, December 14, 2011, January 5, 2012, February 10, 2012, March 9, 2012 and April 2, 2012. The Company is obligated to pay interest on the New Note at an annualized rate of 8% payable in quarterly installments commencing August 8, 2012. The Company is not permitted to prepay the New Note without approval of the holders of at least a majority of the aggregate principal amount of the Notes then outstanding.

All other terms of the New Note are as described in Item 1 and Exhibit 4.1 of the Company’s Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 and November 12, 2008, under Item 2.03 of the Company’s Current Reports on Forms 8-K filed on November 21, 2008 and February 25, 2009, and under Item 1.01 of the Company’s Current Report on Form 8-K filed on March 8, 2010, which descriptions are incorporated herein by reference.

We plan to use the proceeds to meet ongoing working capital and capital spending requirements.

The sale of the New Note was made pursuant to an exemption from registration in reliance on Section 4(2) of the Securities Act.

ITEM 6.   EXHIBITS

The following exhibits are being filed or furnished herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (Filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART ONLINE, INC.

	By:	/s/ Dror Zoreff
May 14, 2012		Dror Zoreff
Interim Chief Executive Officer

	By:	/s/ Thaddeus J. Shalek
May 14, 2012		Thaddeus J. Shalek
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith)