Form 10-Q
period 2012-06-30
SMART ONLINE INC
filed 2012-08-14
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one:)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 10, 2012, there were 18,352,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMART ONLINE, INC.
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,513	$165,139
Restricted cash	250,000	70,445
Accounts receivable, net	38,027	6,630
Prepaid expenses	131,657	53,073
Total current assets	516,197	295,287
Property and equipment, net	171,044	164,657
Capitalized software, net	663,462	172,510
Intangible assets, net	126,589	117,685
Other assets	21,170	16,836
TOTAL ASSETS	$1,498,462	$766,975
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$678,238	$580,850
Notes payable (See Note 3)	5,017,060	5,037,815
Deferred revenue	82,147	31,658
Settlement related financial instrument liability (See Note 2)	2,212,500	1,770,000
Accrued liabilities (See Note 2)	448,600	520,967
Total current liabilities	8,438,545	7,941,290
Long-term liabilities:
Long-term portion of notes payable (See Note 3)	17,941,375	15,625,075
Deferred revenue	2,974	1,505
Total long-term liabilities	17,944,349	15,626,580
Total liabilities	26,382,894	23,567,870
Commitments and contingencies (See Note 4)
Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,352,542 shares issued and outstanding at June 30, 2012 and December 31, 2011.	18,353	18,353
Additional paid-in capital	67,135,755	67,118,452
Accumulated deficit	(92,038,540)	(89,937,700)
Total stockholders’ deficit	(24,884,432)	(22,800,895)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,498,462	$766,975

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUES:
Subscription fees	$83,098	$90,375	$166,806	$193,647
Professional service fees	6,600	-	24,700	-
License fees	24,892	-	37,358	-
Hosting fees	324	-	648	-
Other revenue	23,108	20,697	47,743	56,162
Total revenues	138,022	111,072	277,255	249,809

COST OF REVENUES	108,771	201,889	197,167	394,205

GROSS PROFIT (LOSS)	29,251	(90,817)	80,088	(144,396)

OPERATING EXPENSES:
General and administrative	300,486	308,763	541,350	647,731
Sales and marketing	193,852	146,888	389,607	288,942
Research and development	17,222	104,932	33,260	263,821
Loss on disposal of assets, net	-	3,471	-	3,471
Total operating expenses	511,560	564,054	964,217	1,203,965
LOSS FROM OPERATIONS	(482,309)	(654,871)	(884,129)	(1,348,361)

OTHER INCOME (EXPENSE):
Interest expense, net	(400,260)	(322,386)	(774,311)	(616,715)
Gain on legal settlements, net	-	177,000	100	177,019
Change in market value of settlement related financial instrument	(162,250)	-	(442,500)	-
Total other income (expense)	(562,510)	(145,386)	(1,216,711)	(439,696)
NET LOSS	$(1,044,819)	$(800,257)	$(2,100,840)	$(1,788,057)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.06)	$(0.04)	$(0.11)	$(0.10)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and fully diluted	18,352,542	18,352,543	18,352,542	18,352,543

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,100,840)	$(1,788,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,640	26,145
Bad debt expense	-	-
Stock-based compensation expense	17,303	36,180
Loss on disposal of assets	-	4,376
Changes in assets and liabilities:
Accounts receivable	(21,147)	6,973
Contracts receivable	(10,250)	-
Prepaid expenses	(78,584)	78,425
Other assets	(4,334)	(10,370)
Deferred revenue	51,958	(1,984)
Accounts payable	172,388	147,072
Accrued and other expenses	370,133	(945,545)
Net cash used in operating activities	(1,563,733)	(2,446,785)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of furniture and equipment	(18,613)	(7,506)
Purchase of software license	(75,000)	-
Capitalized patent development costs	(14,072)	-
Capitalized software	(513,198)	-
Net cash used in investing activities	(620,883)	(7,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to pay IDB interest expense and fees	101,692	78,555
Repayments on notes payable	(29,455)	(32,844)
Deposit of funds to IDB restricted account	(281,247)	-
Debt borrowings	2,325,000	2,375,000
Net cash provided by financing activities	2,115,990	2,420,711

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,626)	(33,580)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	165,139	860,211
CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,513	$826,631

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$748,778	$593,673

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

Basis of Presentation - The financial statements as of and for the three and six months ended June 30, 2012 and 2011 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2011 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “2011 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2012, and its results of operations for the three and six months ended June 30, 2012 and 2011. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three and six months ended June 30, 2012 and 2011, the Company incurred net losses as well as negative cash flows and had deficiencies in working capital.  These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. On August 10, 2012, the Company has a commitment from its convertible secured subordinated noteholders to purchase up to an additional $1.5 million in convertible notes upon approval and call by the Company’s Board of Directors. There can be no assurance that, if the noteholders do not purchase the $1.5 million in convertible notes, the Company will be able to obtain alternative funding. There can be no assurance that the Company’s efforts to raise capital or increase revenue will be successful. If these efforts are unsuccessful, the Company may have to cease operations and liquidate the business. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and six months ended June 30, 2012 are consistent with those used for the year ended December 31, 2011. Accordingly, please refer to the 2011 Annual Report for the Company’s significant accounting policies.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued, and the period over which revenue is generated and the determination of allowances on our deferred tax assets. Actual results could differ materially from those estimates

Stock-Based Compensation The Company follows U.S. GAAP for the recognition of stock–based compensation. Stock-based compensation is recognized on the straight-line method over the requisite service period. Total stock-based compensation expense recognized during the three and six months ended June 30, 2012 was $8,595 and $17,303, respectively, of which $ -0- and $ -0-  related to the issuance of restricted stock and $8,595 and $17,303 was expensed associated with stock options. Total stock-based compensation expense during the three and six months ended June 30, 2011 was $10,243 and $36,180, respectively, of which $ -0- and $13,850 related to the issuance of restricted stock and $10,243 and $22,330 was expensed associated with stock options for the respective periods.

The fair value of option grants under the Company’s equity compensation plan for the three and six months ended June 30, 2012 and 2011 were estimated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	88.30%	90.59%	88.30%	91.52%
Risk free interest rate	1.20%	2.51%	1.20%	2.68%
Expected lives (years)	3.75	3.75	3.5	3.5

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. The 1,475,000 shares that will be issued to the claimants in the Class Action settlement described in Notes 2 and 4 below based upon the District Court’s decision on July 1, 2011 are not included in the calculation of net loss per share at June 30, 2012.  Shares issuable upon the exercise of stock options and warrants, totaling 310,900 and 1,859,035 on June 30, 2012 and 2011, respectively, were excluded from the calculation of common equivalent shares, as the impact was anti-dilutive.

2.      BALANCE SHEET ACCOUNTS

Capitalized software consists of the following:

The Company began capitalizing the development of the costs associated with its Mobile platform on October 1, 2011.  The Company demonstrated technological feasibility through the presentation of its working model of the software product.  During the six months ended June 30, 2012, the Company capitalized $513,598 of costs incurred to continue the development of its platform.  The Company will continue to capitalize costs associated with the further development of additional AppBlocks (functional components) for its Mobile platform.  The Company officially released the product platform on February 28, 2012 and began amortizing the capitalized costs at that date on a straight-line basis over a seven-year period, which is anticipated to approximate the economic life of the current platform.

	June 30, 2012	December 31, 2011
Capitalized software	$685,708	$172,510
Less accumulated amortization	(22,246)	-
Capitalized software, net	$663,462	$172,510

Intangible assets consist of the following:

	June 30, 2012	December 31, 2011
Software license	$108,534	$108,534
Patent development costs	23,223	9,151
Less accumulated amortization	(5,168)	-
Intangible assets, net	$126,589	$117,685

Amortization expense for the three and six months ended June 30, 2012 and 2011 were $22,107 and $27,414 for 2012 and $-0- and $-0- for 2011, respectively

Accrued Liabilities

Accrued liabilities, including the accrued liabilities related to the Company’s litigation related to certain Nouri Parties (see Note 4 below), consisted of the following:

	June 30,	December 31,
	2012	2011
Nouri legal fee settlement	$67,227	$217,227
Accrued payroll and related costs	9,216	-
Custom accounting development cost	75,436	75,436
Hosting service costs	-	27,444
Professional services	1,302	3,791
Interest payable to IDB and Bondholders (See Note 3)	255,103	179,569
Other accrued items	40,316	17,500
	$448,600	$520,967

Settlement related financial instrument liability:

The Company generally does not use derivative instruments to hedge exposures to cash-flow risks or market risks that may affect the fair values of its financial instruments. However, in connection with the Company’s Class Action lawsuit settlement approved by the District Court on July 1, 2011, we are required to issue 1,475,000 shares of our common stock to the Class Action class.  Through July 1, 2011, our liability related to these shares was accounted for as an accrued liability on our balance sheet and changes in the value of the shares were generally not reflected on our statements of operations, absent certain significant events, such as the approval of the settlement.  Now that the Class Action has been settled, and because we have not yet issued the shares, the liability is now accounted for as a financial instrument liability on our balance sheet and, until the shares are issued, changes in their value will be reflected on our statements of operations as losses or gains, as applicable. The number of shares to be issued will not change, and these losses or gains are not cash items that will impact our income or loss from operations.

The following tabular presentation reflects the components of derivative assets and liabilities as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Shares into which financial instrument liability can be settled:
Unrestricted shares of common stock, when issued	1,475,000	1,475,000

	June 30, 2012	December 31, 2011
Settlement related financial instrument liability at fair value:
Fair value of unrestricted shares of common stock	$2,212,500	$1,770,000

The following tabular presentation reflects the (loss) in the fair value of financial instruments for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Change in market value of settlement related financial instruments in the accompanying statement of operations is related to the Class Action settlement approved by the District Court on July 1, 2011
Unrestricted shares of common stock	$162,250	$-	$442,500	$-

3.       NOTES PAYABLE

As of June 30, 2012, the Company had notes payable totaling $22,958,435. The detail of these notes is as follows:

Note Description	As of June 30, 2012	As of December 31, 2011	Maturity	Rate
IDB credit facility	$5,000,000	$ 5,000,000	May 2013	Prime, not less than 4.0%
Insurance premium note	-	21,421	July 2012	5.4%
Various capital leases	158,435	166,469	Various	8.0-18.0%
Convertible notes	17,800,000	15,475,000	November 2016	8.0%
Totals	22,958,435	20,662,890
Less current portion of debt	5,017,060	5,037,815
Long–term portion of debt	$17,941,375	$15,625,075

Line of Credit

On December 6, 2010, the Company entered into (i) a $6,500,000 Promissory Note (the “IDB Note”), as borrower, and (ii) a Letter Agreement for a $6,500,000 Term Loan Facility (the “Letter Agreement”), each with Israel Discount Bank of New York (“IDB”), as lender (the "IDB Credit Facility").

The total of all amounts borrowed under the IDB Credit Facility had to be drawn by June 10, 2011.  As of March 31, 2012, the Company borrowed $5,000,000 during the initial term of the loan, which was originally due May 31, 2012.  On May 31, 2012, the Company extended its IDB Credit Facility for an additional one-year period for the $5,000,000 already outstanding, and the Company deposited $250,000 in a Restricted Cash Account held at IDB for future interest payments.  All other terms remain the same.

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

As of June 30, 2012, the Company had $17.8 million aggregate principal amount of Notes due November 14, 2016 outstanding, after a $200,000 reduction of such current outstanding debt on account of a sale-leaseback of the Company’s equipment with the noteholders in 2009.  The Notes have been sold as follows:

	As of June 30, 2012
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Due Date
Atlas Capital	Various	$13,775,000	8%	11/14/2016
Blueline Fund	November 14, 2007	500,000	8%	11/14/2016
Crystal Management	Various	750,000	8%	11/14/2016
HSBC Private Bank (Suisse), SA	November 21, 2008	250,000	8%	11/14/2016
UBP, Union Bancaire Privee	Various	2,475,000	8%	11/14/2016
William Furr	November 14, 2007	250,000	8%	11/14/2016
Less – lease conversion	September 4, 2009	(200,000)
Total Convertible Notes		$17,800,000

The Company may sell up to $20.3 million aggregate principal amount of Notes to new convertible noteholders or existing noteholders with an outside maturity date of November 14, 2016.  In addition, the maturity date definition for each of the Notes is the date upon which the note is due and payable, which is the earlier of (1) November 14, 2016, (2) a change of control, or (3) if an event of default occurs, the date upon which noteholders accelerate the indebtedness evidenced by the Notes.  The conversion price for each outstanding Note and any additional Notes sold in the future is the same and set at the lowest applicable conversion price for all the Notes, determined according to the formula described in Note 6 in the 2011 Annual Report.

On July 3, 2012, the Company sold a Note to UBP, Union Bancaire Privee (“UBP”) in the principal amount of $450,000 due November 14, 2016, upon substantially the same terms and conditions as the previously issued Notes. On August 8, 2012, the Company sold a Note to UBP in the principal amount of $350,000 due November 14, 2016, upon substantially the same terms and conditions as the previously issued Notes.

On June 13, 2012, the Company entered into the Fifth Amendment to the Note Purchase Agreement, which extends the maturity date of the Notes from November 14, 2013 to November 14, 2016.  The terms of sale and interest rate remain consistent with the Notes previously sold.

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

Rent expense for the six months ended June 30, 2012 and 2011 was $83,025 and $106,152, respectively.

Legal Proceedings

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the "Stipulation") with the lead plaintiff in the securities class action involving the Company in the case captioned Mary Jane Beauregard vs. Smart Online, Inc., et al., filed in the United States District Court for the Middle District of North Carolina (the "Class Action").  The Stipulation provides for the settlement of the Class Action on the terms described below. The District Court issued an order preliminarily approving the settlement on January 13, 2011.  The final settlement hearing was held on May 11, 2011.  As of August 8, 2012, the 1,475,000 shares of common stock had not been issued and, according to U.S. GAAP, the Company now carries the obligation as a Financial Instrument on its balance sheet (see Note 2).

The Stipulation provides for the certification of a class consisting of all persons who purchased the Company's publicly traded securities between May 2, 2005 and September 28, 2007, inclusive. As per the terms of the Stipulation, the settlement class has received total consideration of a cash payment of $350,000 made by the Company, and a cash payment of $112,500 made by Maxim Group.  In addition, Henry Nouri is required to transfer 25,000 shares of Company common stock to the settlement class and the Company is required to issue 1,475,000 shares of Company common stock to the class. Under the terms of the Stipulation, counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares in one day or 50,000 shares in 30 calendar days. Subject to the terms of the Stipulation, we paid the lead plaintiff $75,000 on July 14, 2010, $100,000 on September 15, 2010, $100,000 on December 14, 2010 and $75,000 on March 14, 2011.  On July 1, 2011, the District Court issued the Final Judgment and Order of Partial Dismissal with Prejudice in the Class Action case. The Court approved the Stipulation and directed that the terms of how the Stipulation should be consummated. On July 1, 2011 we recorded the Class Action obligation as a financial instrument liability of $1,917,500 based upon the trading price of the Company’s stock at that date (see Note 2).

5.      STOCKHOLDERS’ DEFICIT

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, subject to the approval of the Noteholders, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at June 30, 2012 or December 31, 2011.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2012 and December 31, 2011, it had 18,352,542 shares of common stock outstanding and is obligated to issue 1,475,000 shares to the lead plaintiff’s counsel as per the Stipulation described in Note 4 above.  Holders of common stock are entitled to one vote for each share held.

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

The following is a summary of the stock option activity for the six months ended June 30, 2012:

	Shares Outstanding	Weighted Average Exercise Price
BALANCE, December 31, 2011	301,900	$2.25
Granted	17,500	1.31
Exercised	-	-
Canceled	(8,500)	1.10
BALANCE, June 30, 2012	310,900	$1.97

The following table summarizes information about stock options outstanding at June 30, 2012:

Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Currently Exercisable Number of Shares	Weighted Average Exercise Price

$0.90	8,400	9.2	$.90	2,100	$.90
$1.10	50,000	8.3	$1.10	25,000	$1.10
$1.14	132,500	8.8	$1.14	87,500	$1.14
$1.35	20,000	9.2	$1.35	15,000	$1.35
$1.39	5,000	9.8	$1.39	-	$1.39
$1.49	5,000	9.9	$1.49	-	$1.49
$2.50	5,000	3.8	$2.50	5,000	$2.50
$3.25	15,000	6.3	$3.25	15,000	$3.25
$3.50	25,000	1.8	$3.50	25,000	$3.50
$5.00	25,000	2.8	$5.00	25,000	$5.00
$8.55	20,000	3.1	$8.61	20,000	$8.61
Totals	310,900	7.2	$1.97	219,600	$2.71

At June 30, 2012, there remains $71,076 of unvested expense yet to be recorded related to all options outstanding.

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Three Months Ended June 30, 2012
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees and other revenue	$93,454	68%
Customer B	Subscription fees	-	-%
Others	Various	44,568	32%
Total		$138,022	100%

		Three Months Ended June 30, 2011
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees and other revenue	$88,383	80%
Customer B	Subscription fees and other revenue	22,588	20%
Others	Various	101	-%
Total		$111,072	100%

		Six Months Ended June 30, 2012
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees and other revenue	$184,384	67%
Customer B	Subscription fees and other revenue	27,948	10%
Others	Various	64,923	23%
Total		$277,255	100%

		Six Months Ended June 30, 2011
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees and other revenue	$196,772	79%
Customer B	Subscription fees and other revenue	50,657	20%
Others	Various	2,380	1%
Total		$249,809	100%

As of June 30, 2012, the Company had current accounts receivable of $476,110 and a note receivable from a customer of $100,000; the Company established a reserve of $438,083 for bad debts against total receivables.  As of June 30, 2012, eight customers accounted for 100% of the Company’s accounts receivable and at December 31, 2011, one customer accounted for 100% of accounts receivable.

7.      SUBSEQUENT EVENTS

On July 3, 2012, the Company sold a Note to UBP in the principal amount of $450,000 due November 14, 2016, upon substantially the same terms and conditions as the previously issued Notes. On August 8, 2012, the Company sold a Note to UBP in the principal amount of $350,000 due November 14, 2016, upon substantially the same terms and conditions as the previously issued Notes.

On July 13, 2012, the Company delivered to UR Association, LLC, or URA, a notice of termination of the Web Services Agreement, dated October 11, 2010, between the Company and URA, which termination will become effective October 11, 2012.  The Company decided to terminate the Agreement at the contract termination date because it no longer intends to provide the specialized type of services required by URA.  The Company will not incur any material termination penalties as a result of its termination of the Web Services Agreement, but the termination may result in future quarterly loss of sales in the amount of approximately $93,000 for the Company.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act and other laws.  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of interest rate fluctuations on our business, the potential impact of litigation settlements or any future litigation, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources including funds available under our existing credit facility and the future sales of convertible subordinated notes, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part II, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 and our subsequent periodic reports filed with the Securities and  Exchange Commission, or SEC, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Sources of Revenue

We derive revenues from the following sources:

●
Subscription fees – monthly fees charged to customers for access to our SaaS applications.  Subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. We make subscription sales either on a subscription or on a “for fee” basis. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user.  In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we recognized that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to U.S. GAAP.  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.  The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change the net income or loss.  Subscription fees are recognized as earned through our revenue sharing arrangements.

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

●
License fees – fees charged for perpetual or term license agreements for the use of the Mobile platform, or any of our applications that may be offered as part of our platforms.  Revenue is generally recognized on a monthly basis during the term of contract.

●
Hosting fees – fees charged to customers with network accessibility for any of the Smart Online platform products or applications.  Revenue is generally recognized on a monthly basis as services are provided.

●	Other revenue – revenues generated from non-core activities such as maintenance fees; original equipment manufacturer contracts; and miscellaneous other revenues

Cost of Revenues

Cost of revenues primarily is composed of salaries associated with maintaining and supporting customers, the cost of domain name and e-mail registrations, and the cost of external facilities where our applications and our customers’ customized applications are hosted.

Operating Expenses

During 2011 and 2010, our primary business initiatives included increasing subscription fee revenue and professional services revenue, making organizational improvements, concentrating our development efforts on enhancements and customization of our platforms and applications, and shifting our strategic focus to the sales and marketing of our products. During the first six months of 2012, we provided services for our subscription fee customers and focused our efforts on providing mobile solution products to businesses and not-for-profit organizations.

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

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing and advertising expenses.  Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small-business customer bases. As we continue to execute our sales and marketing strategy to take our products to market, in the first six months of 2012 we  increased our expenditures for advertising campaigns and additional sales and marketing personnel.

Research and Development – Research and development expenses include costs associated with the development of new products, and general technology research. These costs are composed primarily of salaries and related compensation costs of our research and development personnel as well as outside consultant costs.

Professional accounting standards require capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. At the end of the third quarter of 2011, our technical team achieved technological feasibility for our Mobile platform product and continues to develop features and applications.  As a result, we capitalized a portion of the costs incurred during the fourth quarter of 2011 into capitalized software in our balance sheet at December 31, 2011 and we continued to capitalize appropriate costs in the first six months of 2012.  In the past, we had not developed detailed design plans for our SaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant and as a result of low revenue generated by the sale of the prior applications that did not support the net realizable value of any capitalized costs, we continued the expensing of underlying costs as research and development.

Stock-Based Expenses – Our operating expenses include stock-based expenses related to options, restricted stock awards, and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. Accounting standards will continue to result in material expenses as long as a significant number of options are outstanding.

Results of Operations for the Three Months Ended June 30, 2012 and June 30, 2011

The following table sets forth certain statements of operations data for the periods indicated:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		2012 vs 2011 Change
		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Percent
REVENUES:
Subscription fees	$83,098	60.2%	$90,375	81.4%	$(7,277)	-8.1%
Professional service fees	6,600	4.8%	-	-%	6,600	100%
License fees	24,892	18.0%	-	-%	24,892	100%
Hosting fees	324	0.2%	-	-%	324	100%
Other revenue	23,108	16.8%	20,697	18.6%	2,411	11.6%
Total revenues	138,022	100.0%	111,072	100.0%	26,950	24.3%

COST OF REVENUES	108,771	78.8%	201,889	181.8%	(93,118)	-46.1%

GROSS PROFIT (LOSS)	29,251	21.2%	(90,817)	-81.8%	120,068	132.2%

OPERATING EXPENSES:
General and administrative	300,486	217.7%	308,763	278.0%	(8,277)	-2.7%
Sales and marketing	193,852	140.4%	146,888	132.2%	46,964	32.0%
Research and development	17,222	12.5%	104,932	94.5%	(87,710)	-83.6%
Loss on disposal of assets	-	-%	3,471	3.1	(3,471)	-100%

Total operating expenses	511,560	370.6%	564,054	507.8%	(52,494)	-9.3%

LOSS FROM OPERATIONS	(482,309)	-349.4%	(654,871)	-589.6%	-172,562	-26.4%

OTHER INCOME (EXPENSE):
Interest expense, net	(400,260)	-290.0%	(322,386)	-290.2%	77,874	24.2%
Gain on legal settlements, net	-	-%	177,000	159.4%	(177,000)	-100.0%
Change in market value of settlement related financial instrument	(162,250)	-117.6%	-	-	(162,250)	-100.0%

Total other expense	(562,510)	-407.5%	(145,386)	-130.9%	417,124	286.9%

NET LOSS	$(1,044,819)	-757.0%	$(800,257)	-720.5%	$244,562	30.6%

Revenues

Revenues increased 24% to $138,022 for the three months ended June 30, 2012 from $11,072 for the same period in 2011. Our overall increase in revenues was driven by the sales of our new Mobile platform product.   During the period, we focused time and efforts to market and promote our newly released Mobile product.  Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees decreased 8% to $83,098 for the three months ended June 30, 2012 from $90,375 for the same period in 2011. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution coupled with a decrease in demand for new subscription relationships during the second quarter of 2012.

Professional Service Fees

Revenues from professional service fees increased 100% to $ 6,600 for the three months ended June 30, 2012 from $-0- for the same period in 2011. The increase is due to the sale of professional development services in conjunction with the sale of the new Mobile platform product during the three month period ended June 30, 2012.

License Fees

Revenues from license fees increased 100% to $ 24,892 for the three months ended June 30, 2012 from $-0- for the same period in 2011. The increased license fee revenue results from the sale of our new Mobile platform product during the second quarter of 2012.

Hosting Fees

Revenues from hosting fees increased 100% to $324 for the three months ended June 30, 2012 from $-0- for the same period in 2011. This increase is directly related to the sales of our new Mobile platform.

Other Revenue

Revenues from non-core activities increased 12% to $23,108 for the three months ended June 30, 2012 from $20,697 for the same period in 2011. We expect these revenue streams to continue to be insignificant in the future as we focus on the growth of our Mobile platform revenue.

Cost of Revenues

Cost of revenues decreased 46% to $108,771 for the three months ended June 30, 2012 from $201,889 for the same period in 2011. This decrease is the result of a reduction in costs required to provide services to our subscription and Mobile platform customers.

Operating Expenses

General and Administrative

General and administrative expenses decreased 3% to $300,486 for the three months ended June 30, 2012 from $308,763 for the same period in 2011. This decrease is attributable to reductions in salaries of $7,000; rent of $12,700; and professional service fees of $13,500 offset by an increase in outside service fees of $2,100; Board of Directors fees of $4,500; repairs and maintenance expenses of $2,400 and bank fees of $16,000 during the three month period ended June 30, 2012 compared to the same period in 2011.

Sales and Marketing

Sales and marketing expenses increased 32% to $193,852 for the three months ended June 30, 2012 from $146,888 for the same period in 2011. This variance is primarily attributable to increases in salaries and related expenses of $32,500 and marketing and events costs of $15,000 during the three month period ended June 30, 2012 compared to the same three month period in 2011.

Research and Development

Research and development expenses decreased 83.6% to $17,222 for the three months ended June 30, 2012 from $104,932 for the same period in 2011. This decrease is primarily attributable to the requirement to capitalize research and development expenses directly related to the development of our mobile application for the Mobile platform during the three month period ended June 30, 2012.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2012 and 2011 is comprised of the following:

	Three Months Ended June 30,		Change
	2012	2011	Dollars	Percent
Interest (expense) net	$(400,260)	$(322,386)	$77,874	24.2%
Gain on legal settlements, net	-	177,000	(177,000)	-100%
Change in market value of settlement related financial instrument	(162,250)	-	(162,250)	-100%
Total other expense	$(562,510)	$(145,386)	$417,124	286.9%

Net other expense increased 287% to $562,510 for the three months ended June 30, 2012 from $145,386 for the same period in 2011. This net increase was primarily attributable to the payment of additional interest expense and the expense required to reflect the change in the fair market value of the Company’s stock which will be used to settle the Class Action lawsuit approved by the District Court judge on July 1, 2011.

Results of Operations for the Six Months Ended June 30, 2012 and June 30, 2011

The following table sets forth certain statements of operations data for the periods indicated:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011		2012 vs 2011 Change
		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Percent
REVENUES:				`
Subscription fees	$166,806	60.2%	$193,647	77.5%	$(26,841)	-13.9%
Professional service fees	24,700	8.9%	-	-%	24,700	100.0%
License fees	37,358	13.5%	-	-%	37,358	100.0%
Hosting fees	648	0.2%	-	-%	648	100.0%
Other revenue	47,743	17.2%	56,162	22.5%	(8,419)	-15.0%
Total revenues	277,255	100.0%	249,809	100.0%	27,446	11.0%

COST OF REVENUES	197,167	71.1%	394,205	157.8%	(197,038)	-50.0%

GROSS PROFIT (LOSS)	80,088	28.9%	(144,396)	-57.8%	224,484	155.5%

OPERATING EXPENSES:
General and administrative	541,350	195.3%	647,731	259.3%	(106,381)	-16.4%
Sales and marketing	389,607	140.5%	288,942	115.7%	100,665	34.8%
Research and development	33,260	12.0%	263,821	105.6%	(230,561)	-87.4%
Loss on disposal of assets, net	-	-%	3,471	1.4%	(3,471)	-100%

Total operating expenses	964,217	347.8%	1,203,965	482.0%	(239,748)	-19.9%

LOSS FROM OPERATIONS	(884,129)	-318.9%	(1,348,361)	-539.8%	(464,232)	-34.4%

OTHER INCOME (EXPENSE):
Interest expense, net	(774,311)	-279.3%	(616,715)	-246.9%	157,596	25.6%
Gain on legal settlements, net	100	0%	177,019	70.9%	(176,919)	-99.9%
Change in market value of settlement related financial instrument	(442,500)	-159.6%	-	-%	442,500	100%
Total other expense	(1,216,711)	-438.8%	(439,696)	-176.0%	777,015	176.7%

NET LOSS	$(2,100,840)	-757.7%	$(1,788,057)	-715.8%	$312,783	17.5%

Revenues

Revenues increased 11% to $277,255 for the six months ended June 30, 2012 from $249,809 for the same period in 2011. Our overall increase in revenues is attributed to the sales revenue from our new Mobile platform product. During the period, we focused time and efforts to market and promote our newly released Mobile platform product.  Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees decreased 13.9% to $166,806 for the six months ended June 30, 2012 from $193,647 for the same period in 2011. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution coupled with a decrease in demand for new subscription relationships during the first six months of 2012.

Professional Service Fees

Revenues from professional service fees increased 100% to $24,700 for the six months ended June 30, 2012 from $-0- for the same period in 2011. The increase is due to the sale of professional development services in conjunction with the sale of the our Mobile platform product during the six month period ended June 30, 2012.

License Fees

Revenues from license fees increased 100% to $37,358 for the six months ended June 30, 2012 from $-0- for the same period in 2011. The increased license fee revenue results from the sale of our Mobile platform product during the first six months of 2012.

Hosting Fees

Revenues from hosting fees increased 100% to $648 for the six months ended June 30, 2012 from $-0- for the same period in 2011. This increase is directly related to the sales of our Mobile platform.

Other Revenue

Revenues from non-core activities decreased 15% to $47,743 for the six months ended June 30, 2012 from $56,162 for the same period in 2011. These items are primarily fees generated through merchant processing transactions. As we focus on the growth of our Mobile platform revenue in the future, revenues from these activities will diminish and become insignificant.

Cost of Revenues

Cost of revenues decreased 50% to $197,167 for the six months ended June 30, 2012 from $394,205 for the same period in 2011. This decrease is the result of decreased personnel services costs associated with servicing our subscription fee customers.

Operating Expenses

Operating expenses decreased 19.9% to $964,217 for the six months ended June 30, 2012 from $1,203,965 for the same period in 2011. This decrease is the direct result of our concerted efforts to reduce operating expenses by improving efficiencies and eliminating unnecessary costs.  Select items are discussed in detail below.

General and Administrative

General and administrative expenses decreased 16% to $541,350 for the six months ended June 30, 2012 from $647,731 for the same period in 2011. This decrease is primarily attributable to reductions in salary and related costs of $19,800; professional service fees of $40,500; rent of $15,800; depreciation of $12,600; bad debt expense of $30,000 and capitalization of development related costs of $15,800, offset by an increase in Board of Directors fees of $9,000; bank financing fees of $16,000 and outsource costs of $7,500 during the six month period ended June 30, 2012 compared to the same period in 2011.

Sales and Marketing

Sales and marketing expenses increased 35% to $389,607 for the six months ended June 30, 2012 from $288,942 for the same period in 2011. This variance is primarily attributable to increases in salaries and related expenses of $47,400 and marketing and events costs of $50,200 during the six month period ended June 30, 2012 compared to the same period in 2011.

Research and Development

Research and development expenses decreased 87% to $33,260 for the six months ended June 30, 2012 from $263,821 for the same period in 2011. This decrease is primarily attributable to the requirement to capitalize research and development expenses directly related to the development of mobile application for the Mobile platform during the three month period ended June 30, 2012.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2012 and 2011 is comprised of the following:

	Six Months Ended June 30,		Change
	2012	2011	Dollars	Percent
Interest expense, net	$(774,311)	$(616,715)	$157,596	25.6%
Gain on legal settlements, net	100	177,019	(176,919)	-99.9%
Change in market value of settlement related financial instrument	(442,500)	-	442,500	100.0
Total other (expense)	$(1,216,711)	$(439,696)	$777,015	176.7%

Net other expense increased 177% to an overall expense of $1,216,711 for the six months ended June 30, 2012 from $439,696 for the same period in 2011. This increase was attributable to the increase in interest expense and the change in market value of settlement related financial instrument for the six months ended June 30, 2012.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first or second quarters of 2012 primarily due to continued substantial uncertainty based on objective evidence regarding our ability to realize our deferred tax assets, thereby warranting a full valuation allowance in our financial statements. As of June 30, 2012, we had approximately $64.2 million in net operating loss carryforwards, which may be utilized to offset future taxable income.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. These net operating loss carryforward amounts will expire between 2012 and 2029.

Liquidity and Capital Resources

Overview

As of June 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $96,513 and current accounts receivable of $38,027, net of allowance for doubtful accounts, as compared to $165,139 of cash and cash equivalents and $6,630, net of allowance for doubtful accounts, in accounts receivable as of December 31, 2011. As of June 30, 2012, we had drawn $5,000,000 on the IDB Credit Facility for our operations. Deferred revenue at June 30, 2012 was $85,121 as compared to $33,163 at December 31, 2011.

As of August 10, 2012, our principal sources of liquidity were cash and cash equivalents totaling approximately $555,000 and accounts receivable of approximately $22,000. In addition, we had drawn approximately $5,000,000 on the IDB Bank Credit Facility. As of August 10, 2012, we also have a commitment from our convertible secured subordinated noteholders to purchase up to an additional $1.5 million in Notes upon approval and call by our Board of Directors.
Cash Flows

During the six months ended June 30, 2012, our working capital deficit increased by approximately $276,000 to $7.92 million from a working capital deficit of $7.65 million at December 31, 2011. As described more fully below, the working capital deficit at June 30, 2012 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.

Cash Flows from Operating Activities

	Six Months Ended June 30,		Change
	2012	2011	Dollars	Percent
Net cash (used) in operating activities	$(1,563,733)	$(2,446,785)	$(883,052)	-36.1%

Net cash used in operating activities decreased 36% to $1,563,733 for the six months ended June 30, 2012 from $2,446,785 for the same period in 2011. This decrease is primarily attributable to our net loss and an increase in accrued liabilities and accounts payable during the six-month period ended June 30, 2012 compared to the same period in 2011.
Cash Flows from Investing Activities

	Six Months Ended June 30,		Change
	2012	2011	Dollars	Percent
Net cash (used) in investing activities	$(620,883)	$(7,506)	$613,377	8171.8%

Net cash used in investing activities increased 8172% to $620,883 for the six months ended June 30, 2012 from $7,506 for the same period in 2011. This net increase in use of cash is attributable to the purchase of additional equipment for $18,613; software license for $75,000; patent development costs of $14,072 and capitalization of development costs incurred during the six month period ended June 30, 2012.

Cash Flows from Financing Activities

	Six Months Ended June 30,		Change
	2012	2011	Dollars	Percent
Net cash provided by financing activities	$2,115,990	$2,420,711	$(304,721)	-12.6%

Net cash provided by financing activities decreased 12.6% to $2,420,711 for the six months ended June 30, 2012 from $2,420,710 for the same period in 2011. This net source of cash is primarily due to debt borrowings in each period, as described below.

The net cash for the six months ended June 30, 2012 from our financing activities was generated through debt financing, as described below.

Debt Financing

	For the six months ended June 30, 2012
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Original Due Date	Restated due Date
Atlas Capital	January 5, 2012	$350,000	8%	11/14/2016
Atlas Capital	February 10, 2012	350,000	8%	11/14/2016
UBP, Union Bancaire Privee	March 9, 2012	375,000	8%	11/14/2016
Atlas Capital	April 2, 2012	350,000	8%	11/14/2016
UBP, Union Bancaire Privee	May 8, 2012	300,000	8%	11/14/2016
Atlas Capital	May 25, 2012	200,000	8%	11/14/2016
UBP, Union Bancaire Privee	June 13, 2012	400,000	8%	11/14/2016
Total		$2,325,000

IDB Credit Facility

Under the IDB Credit Facility, we borrowed $5,000,000. The original terms of the IDB Note called for the repayment of the principal amount on May 31, 2012. On May 31, 2012, we extended our IDB Credit Facility for an additional one-year period for the $5,000,000 already outstanding, and we deposited $250,000 in a Restricted Cash Account held at IDB for future interest payments. All other terms remain the same.

Information concerning Debt Financing is reported in Note 3 to the Financial Statements above.

Going Concern

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional Notes, and the IDB Credit Facility. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing credit facility (which expires on May 31, 2013) and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions. The distribution of the Class Action settlement shares will cause current shareholders to be further diluted due to the issuance of an additional 1,475,000 shares of common stock pursuant to the terms of the agreement.

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

Subsequent Event

On July 13, 2012, the Company delivered to UR Association, LLC, or URA, a notice of termination of the Web Services Agreement, dated October 11, 2010, between the Company and URA, which termination will become effective October 11, 2012.  The Company decided to terminate the Agreement at the contract termination date because it no longer intends to provide the specialized type of services required by URA.  The Company will not incur any material termination penalties as a result of its termination of the Web Services Agreement, but the termination may result in future quarterly loss of sales in the amount of approximately $93,000 for the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our interim Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description

10.1
Promissory Note dated May 31, 2012, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York, as lender (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 6, 2012)

10.2
Guaranty dated May 31, 2012, made by Atlas Capital, SA for the benefit of Israel Discount Bank of New York (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on June 6, 2012)

99.1
Fifth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Third Amendment to Convertible Secured Subordinated Promissory Notes and Fourth Amendment to Registration Rights Agreement, dated June 13, 2012, by and among Smart Online, Inc., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on June 19, 2012)

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART ONLINE, INC.

	By:	/s/ Dror Zoreff
August 14, 2012		Dror Zoreff
Interim Chief Executive Officer

	By:	/s/ Thaddeus J. Shalek
August 14, 2012		Thaddeus J. Shalek
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Promissory Note dated May 31, 2012, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York, as lender (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 6, 2012)

10.2
Guaranty dated May 31, 2012, made by Atlas Capital, SA for the benefit of Israel Discount Bank of New York (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on June 6, 2012)

32.1
Fifth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Third Amendment to Convertible Secured Subordinated Promissory Notes and Fourth Amendment to Registration Rights Agreement, dated June 13, 2012, by and among Smart Online, Inc., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on June 19, 2012)

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text (Furnished herewith)