Form 10-Q
period 2012-09-30
SMART ONLINE INC
filed 2012-11-09
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, there were 18,352,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SMART ONLINE, INC.
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$251,174	$165,139
Restricted cash	198,882	70,445
Accounts receivable, net	98,038	6,630
Prepaid expenses	144,981	53,073
Total current assets	693,075	295,287
Property and equipment, net	171,245	164,657
Capitalized software, net	873,231	172,510
Intangible assets, net	125,889	117,685
Other assets	17,003	16,836
TOTAL ASSETS	$1,880,443	$766,975
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$723,656	$580,850
Notes payable (See Note 3)	5,053,078	5,037,815
Deferred revenue	124,403	31,658
Settlement related financial instrument liability (See Note 2)	2,212,500	1,770,000
Accrued liabilities (See Note 2)	472,853	520,967
Total current liabilities	8,586,490	7,941,290
Long-term liabilities:
Long-term portion of notes payable (See Note 3)	19,236,893	15,625,075
Deferred revenue	1,111	1,505
Total long-term liabilities	19,238,004	15,626,580
Total liabilities	27,824,494	23,567,870
Commitments and contingencies (See Note 4)
Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,352,542 shares issued and outstanding at September 30, 2012 and December 31, 2011	18,353	18,353
Additional paid-in capital	67,144,561	67,118,452
Accumulated deficit	(93,106,965)	(89,937,700)
Total stockholders’ deficit	(25,944,051)	(22,800,895)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,880,443	$766,975

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUES:
Subscription fees	$84,291	$88,101	$251,097	$281,748
Professional service fees	2,656	-	27,356	-
License fees	26,425	-	63,783	-
Hosting fees	324	-	972	-
Other revenue	26,341	26,988	74,085	83,150
Total revenues	140,037	115,089	417,293	364,898

COST OF REVENUES	105,657	205,215	302,824	599,420

GROSS PROFIT (LOSS)	34,380	(90,126)	114,469	(234,522)

OPERATING EXPENSES:
General and administrative	427,398	232,874	968,749	880,605
Sales and marketing	210,031	125,866	599,638	414,808
Research and development	40,363	92,280	73,625	356,104
Loss on disposal of assets, net	-	-	-	3,471
Total operating expenses	677,792	451,020	1,642,012	1,654,988
LOSS FROM OPERATIONS	(643,412)	(541,146)	(1,527,543)	(1,889,510)

OTHER INCOME (EXPENSE):
Interest expense, net	(428,726)	(336,988)	(1,203,037)	(953,703)
Gain on legal settlements, net	3,713	-	3,815	177,019
Change in market value of settlement related financial instrument	-	(295,000)	(442,500)	(295,000)
Total other income (expense)	(425,013)	(631,988)	(1,641,722)	(1,071,684)
NET LOSS	$(1,068,425)	$(1,173,134)	$(3,169,265)	$(2,961,194)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.06)	$(0.06)	$(0.17)	$(0.16)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic and fully diluted	18,352,542	18,352,542	18,352,542	18,352,542

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,169,265)	$(2,961,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,425	37,683
Change in market value of settlement related financial instruments	-	295,000
Stock-based compensation expense	26,109	41,416
Loss on disposal of assets	-	3,471
Changes in assets and liabilities:
Accounts receivable	(91,408)	7,961
Contracts receivable	(6,200)	-
Prepaid expenses	(85,706)	116,998
Other assets	(168)	(10,370)
Deferred revenue	92,351	5,387
Accounts payable	217,806	(4,447)
Accrued and other expenses	394,385	(1,152,612)
Net cash used in operating activities	(2,545,671)	(3,620,707)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of furniture and equipment	(25,530)	(10,052)
Purchase of software license	(75,000)	-
Capitalized patent development costs	(17,248)	-
Capitalized software	(749,160)	-
Net cash used in investing activities	(866,938)	(10,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to pay IDB interest expense and fees	152,904	128,997
Repayments on notes payable	(12,172)	(2,683)
Deposit of funds to IDB restricted account	(281,341)	-
Debt borrowings	3,639,253	2,875,000
Net cash provided by financing activities	3,498,644	3,001,314

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	86,035	(629,445)
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	165,139	860,211
CASH AND CASH EQUIVALENTS, END OF PERIOD	$251,174	$230,766

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,161,288	$926,931

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.      SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and services targeted to businesses that are delivered via a Software-as-a-Service (“SaaS”) and Platform as a Service ("PaaS") model. The Company’s principal products and services include:

●	SaaS/PaaS applications for business management, web marketing, and e-commerce;
●	Software business tools that assist customers in developing written content;
●	Services that are designed to complement our product offerings and allow us to create custom business solutions that fit our end users’ and channel partners’ needs;
●	Services that assist not-for-profit organizations in their fundraising efforts; and
●	Mobile phone applications used to provide specialized communications and e-commerce opportunities for businesses and not-for-profit organizations.

Basis of Presentation - The financial statements as of and for the three and nine months ended September 30, 2012 and 2011 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of December 31, 2011 is obtained from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “2011 Annual Report”).

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2012, and its results of operations for the three and nine months ended September 30, 2012 and 2011. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three and nine months ended September 30, 2012 and 2011, the Company incurred net losses as well as negative cash flows and had deficiencies in working capital.  These factors indicate that the Company may be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. On November 5, 2012, the Company has a commitment from its convertible secured subordinated noteholders to purchase up to an additional $3.35 million in convertible notes upon approval and call by the Company’s Board of Directors, as approved during the September 7, 2012 Board of Directors meeting. There can be no assurance that, if the noteholders do not purchase the $3.35 million in convertible notes, the Company will be able to obtain alternative funding. There can be no assurance that the Company’s efforts to raise capital or increase revenue will be successful. If these efforts are unsuccessful, the Company may have to cease operations and liquidate the business. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows.

Significant Accounting Policies - In the opinion of the Company’s management, the significant accounting policies used for the three and nine months ended September 30, 2012 are consistent with those used for the year ended December 31, 2011. Accordingly, please refer to the 2011 Annual Report for the Company’s significant accounting policies.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the provision for income taxes, the fair market value of stock awards issued and its financial instrument liability, and the period over which revenue is generated and the determination of allowances on our deferred tax assets. Actual results could differ materially from those estimates.

Stock-Based Compensation The Company follows U.S. GAAP for the recognition of stock–based compensation. Stock-based compensation is recognized on the straight-line method over the requisite service period. Total stock-based compensation expense recognized during the three and nine months ended September 30, 2012 was $8,806 and $26,109, respectively, of which $ -0- and $ -0-  related to the issuance of restricted stock and $8,806 and $26,109 was expensed associated with stock options. Total stock-based compensation expense during the three and nine months ended September 30, 2011 was $5,236 and $41,416, respectively, of which $ -0- and $13,850 related to the issuance of restricted stock and $5,236 and $27,566 was expensed associated with stock options for the respective periods.

The fair value of option grants under the Company’s equity compensation plan for the three and nine months ended September 30, 2012 and 2011 were estimated using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	87.5%	92.0%	88.0%	92.0%
Risk free interest rate	1.17%	1.44%	1.17%	1.44%
Expected lives (years)	4.0	4.0	4.0	4.0

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. The 1,475,000 shares that will be issued to the claimants in the Class Action settlement described in Notes 2 and 4 below based upon the decision of the United States District Court for the Middle District of North Carolina (the “District Court”) on July 1, 2011 are not included in the calculation of net loss per share at September 30, 2012.  Shares issuable upon the exercise of stock options and warrants, totaling 460,900 and 343,900 on September 30, 2012 and 2011, respectively, were excluded from the calculation of common equivalent shares, as the impact was anti-dilutive.

2.      BALANCE SHEET ACCOUNTS

Capitalized software consists of the following:

The Company began capitalizing the development of the costs associated with its Mobile platform on October 1, 2011.  The Company demonstrated technological feasibility through the presentation of its working model of the software product.  During the nine months ended September 30, 2012, the Company capitalized $749,160 of costs incurred to continue the development of its platform and AppBlocks.  The Company will continue to capitalize costs associated with the further development of additional AppBlocks (functional components) for its Mobile platform.  The Company officially released the product platform on February 28, 2012 and began amortizing the capitalized costs at that date on a straight-line basis over a seven-year period, which is anticipated to approximate the economic life of the current platform.

	September 30, 2012	December 31, 2011
Capitalized software	$921,670	172,510
LessLess Accumulated amortization	(48,439)	-
Capitalized software, net	$873,231	172,510

Intangible assets consist of the following:

	September 30, 2012	December 31, 2011
Software license	$108,534	108,534
Patent development costs	26,399	9,151
LessLess Accumulated amortization	(9,044)	-
Intangible assets, net	$125,889	117,685

Amortization expense for the three and nine months ended September 30, 2012 and 2011 were $30,069 and $57,483 for 2012 and $-0- and $-0- for 2011, respectively

Accrued Liabilities

Accrued liabilities, including the accrued liabilities related to the Company’s litigation related to certain Nouri Parties (see Note 4 below), consisted of the following:

	September 30,	December 31,
	2012	2011
Nouri legal fee settlement	$67,227	$217,227
Accrued payroll and related costs	40,838	-
Custom accounting development cost	75,436	75,436
Hosting service costs	-	27,444
Professional services	12,430	3,791
Interest payable to IDB and Bondholders (See Note 3)	271,414	179,569
Other accrued items	5,508	17,500
	$472,853	$520,967

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

The following tabular presentation reflects the components of derivative assets and liabilities as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Shares into which financial instrument liability can be settled:
Unrestricted shares of common stock, when issued	1,475,000	1,475,000

	September 30, 2012	December 31, 2011
Settlement related financial instrument liability at fair value:
Fair value of unrestricted shares of common stock	$2,212,500	$1,770,000

The following tabular presentation reflects the (loss) in the fair value of financial instruments for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Change in market value of settlement related financial instruments in the accompanying statement of operations is related to the Class Action settlement approved by the District Court on July 1, 2011
Unrestricted shares of common stock	$-	$295,000	$442,500	$295,000

3.       NOTES PAYABLE

As of September 30, 2012, the Company had notes payable totaling $24,289,971. The detail of these notes is as follows:

Note Description	As of September 30, 2012	As of December 31, 2011	Maturity	Rate
IDB credit facility	$5,000,000	$ 5,000,000	May 2013	Prime, not less than 4.0%
Insurance premium note	35,674	21,421	July 2012	5.4%
Various capital leases	154,297	166,469	Various	8.0-18.0%
Convertible notes	19,100,000	15,475,000	November 2016	8.0%
Totals	24,289,971	20,662,890
Less current portion of debt	5,053,078	5,037,815
Long–term portion of debt	$19,236,893	$15,625,075

Line of Credit

On December 6, 2010, the Company entered into (i) a $6,500,000 Promissory Note (the “IDB Note”), as borrower, and (ii) a Letter Agreement for a $6,500,000 Term Loan Facility, each with Israel Discount Bank of New York (“IDB”), as lender (the "IDB Credit Facility").

The total of all amounts borrowed under the initial IDB Credit Facility had to be drawn by June 10, 2011.  As of March 31, 2012, the Company borrowed $5,000,000 during the initial term of the loan, which was originally due May 31, 2012.  On May 31, 2012, the Company extended its IDB Credit Facility for an additional one-year period for the $5,000,000 already outstanding, and the Company deposited $250,000 in a Restricted Cash Account held at IDB for future interest payments.  The balance in the restricted account as of September 30, 2012 was $198,882 due to the payment of interest as stipulated in the Credit Facility documents. All other terms remain the same.

Convertible Notes

The Company has issued convertible subordinated notes, as amended, (the “Notes”) under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007 (as amended, the “Note Purchase Agreement”), between the Company and the convertible noteholders, under which the Company is entitled to elect to sell to the convertible noteholder, and the convertible noteholders are obligated to buy the Notes.

Sales of Notes to the convertible noteholders are subject to certain conditions, including the absence of events or conditions that could reasonably be expected to have a material adverse effect on the ability of the Company to perform its obligations under the Note Purchase Agreement.

As of September 30, 2012, the Company had $19.1 million aggregate principal amount of Notes due November 14, 2016 outstanding, after a $200,000 reduction of such current outstanding debt on account of a sale-leaseback of the Company’s equipment with the noteholders in 2009.  The Notes have been sold as follows:

	As of September 30, 2012
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Due Date
Atlas Capital	Various	$13,775,000	8%	11/14/2016
Blueline Fund	November 14, 2007	500,000	8%	11/14/2016
Crystal Management	Various	750,000	8%	11/14/2016
HSBC Private Bank (Suisse), SA	November 21, 2008	250,000	8%	11/14/2016
UBP, Union Bancaire Privee	Various	3,775,000	8%	11/14/2016
William Furr	November 14, 2007	250,000	8%	11/14/2016
Less – lease conversion	September 4, 2009	(200,000)
Total Convertible Notes		$19,100,000

The Company may sell up to $23.3 million aggregate principal amount of Notes to new convertible noteholders or existing noteholders with an outside maturity date of November 14, 2016.  In addition, the maturity date definition for each of the Notes is the date upon which the note is due and payable, which is the earlier of (1) November 14, 2016, (2) a change of control, or (3) if an event of default occurs, the date upon which noteholders accelerate the indebtedness evidenced by the Notes.  The conversion price for each outstanding Note and any additional Notes sold in the future is the same and set at the lowest applicable conversion price for all the Notes, determined according to the formula described in Note 6 in the 2011 Annual Report.

On October 1, 2012, the Company sold a Note to UBP, Union Bancaire Privee (“UBP”) in the principal amount of $350,000 due November 14, 2016, upon substantially the same terms and conditions as the previously issued Notes. On October 15, 2012, the Company sold a Note to Atlas Capital SA (“Atlas”) in the principal amount of $200,000 due November 14, 2016, upon substantially the same terms and conditions as the previously issued Notes.  On October 31, 2012, the Company sold a Note to UBP in the principal amount of $100,000 due November 14, 2016, upon substantially the same terms and conditions as the previously issued Notes.

On September 7, 2012, the Company and the Bondholder Representative representing a majority of the aggregate principal amount of the Notes outstanding agreed to increase the amount of total borrowings under the Convertible Note Purchase Agreement to $23.3 million. The terms of sale and interest rate remain consistent with the Notes previously sold.

4.      COMMITMENTS AND CONTINGENCIES

Lease Commitments

On April 28, 2011, the Company entered into a Lease Amendment (the “Lease Amendment”) with Nottingham Hall IC, LLC (“Nottingham”), extending the termination date of its Lease for its headquarters facility in North Carolina from September 30, 2011 to November 15, 2013.

On March 16, 2012, the Company entered into a Residential Rental Contract for a 12- month lease of a corporate apartment to be used by the Company’s traveling executives and consultants.  The monthly lease payment, which includes all utilities, is $1,400.  The Company terminated the lease as on October 15, 2012 without penalty.

Rent expense for the nine months ended September 30, 2012 and 2011 was $126,304 and $156,747, respectively.

Legal Proceedings

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the "Stipulation") with the lead plaintiff in the securities class action involving the Company in the case captioned Mary Jane Beauregard vs. Smart Online, Inc., et al., filed in the District Court (the "Class Action").  The Stipulation provides for the settlement of the Class Action on the terms described below. The District Court issued an order preliminarily approving the settlement on January 13, 2011.  The final settlement hearing was held on May 11, 2011.  As of November 5, 2012, the 1,475,000 shares of common stock had not been issued and, according to U.S. GAAP, the Company now carries the obligation as a Financial Instrument on its balance sheet (see Note 2).

The Stipulation provides for the certification of a class consisting of all persons who purchased the Company's publicly traded securities between May 2, 2005 and September 28, 2007, inclusive. As per the terms of the Stipulation, the settlement class has received total consideration of a cash payment of $350,000 made by the Company, and a cash payment of $112,500 made by Maxim Group.  In addition, Henry Nouri is required to transfer 25,000 shares of Company common stock to the settlement class and the Company is required to issue 1,475,000 shares of Company common stock to the class. Under the terms of the Stipulation, counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares in one day or 50,000 shares in 30 calendar days. Subject to the terms of the Stipulation, we paid the lead plaintiff $75,000 on July 14, 2010, $100,000 on September 15, 2010, $100,000 on December 14, 2010 and $75,000 on March 14, 2011.  On July 1, 2011, the District Court issued the Final Judgment and Order of Partial Dismissal with Prejudice in the Class Action case. The Court approved the Stipulation and directed that the terms of how the Stipulation should be consummated. On July 1, 2011 we recorded the Class Action obligation as a financial instrument liability of $1,622,500 based upon the trading price of the Company’s stock at that date (see Note 2).

Contract for Professional Services

On September 11, 2012, the Company entered into a twelve month professional services agreement with Entre-Strat Consulting, LLC. to provide the professional services of Robert M. Brinson, Jr., as the Chief Executive Officer of Smart Online, Inc.  The contract includes a commitment for the monthly payment of $14,000 to Entre-Strat Consulting, LLC as approved by the Board of Directors.

5.      STOCKHOLDERS’ DEFICIT

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, subject to the approval of the Noteholders, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at September 30, 2012 or December 31, 2011.

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of September 30, 2012 and December 31, 2011, it had 18,352,542 shares of common stock outstanding and is obligated to issue 1,475,000 shares to the lead plaintiff’s counsel as per the Stipulation described in Note 4 above.  Holders of common stock are entitled to one vote for each share held.

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

The following is a summary of the stock option activity for the nine months ended September 30, 2012:

	Shares Outstanding	Weighted Average Exercise Price
BALANCE, December 31, 2011	301,900	$2.25
Granted	167,500	1.46
Exercised	-	-
Canceled	(8,500)	1.10
BALANCE, September 30, 2012	460,900	$2.00

The following table summarizes information about stock options outstanding at September 30, 2012:

Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Currently Exercisable Number of Shares	Weighted Average Exercise Price

$0.90	8,400	9.2	$.90	2,100	$.90
$1.10	50,000	8.3	$1.10	25,000	$1.10
$1.14	132,500	8.8	$1.14	87,500	$1.14
$1.35	20,000	9.2	$1.35	20,000	$1.35
$1.39	5,000	9.8	$1.39	1,250	$1.39
$1.45	75,000	10.0	$1.45	-	$1.45
$1.49	5,000	9.9	$1.49	-	$1.49
$1.50	75,000	9.8	1.50	-	$1.50
$2.50	5,000	3.8	$2.50	5,000	$2.50
$3.25	15,000	6.3	$3.25	15,000	$3.25
$3.50	25,000	1.8	$3.50	25,000	$3.50
$5.00	25,000	2.8	$5.00	25,000	$5.00
$8.55	20,000	3.1	$8.55	20,000	$8.55
Totals	460,900	6.7	$2.00	225,850	$2.67

At September 30, 2012, there remains $172,677 of future unrecognized expense yet to be recorded related to all options outstanding.

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent greater than 10% of total revenues:

		Three Months Ended September 30, 2012
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees and other revenue	$99,572	71%
Customer B	Subscription fees	-	-%
Others	Various	40,465	29%
Total		$140,037	100%

		Three Months Ended September 30, 2011
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees and other revenue	$95,592	83%
Customer B	Subscription fees and other revenue	19,396	16%
Others	Various	101	1%
Total		$115,089	100%

		Nine Months Ended September 30, 2012
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees and other revenue	$283,957	68%
Customer B	Subscription fees and other revenue	39,008	10%
Others	Various	94,328	22%
Total		$417,293	100%

		Nine Months Ended September 30, 2011
	Revenue Type	Revenues	% of Total Revenues
Customer A	Subscription fees and other revenue	$292,365	80%
Customer B	Subscription fees and other revenue	70,052	19%
Others	Various	2,481	1%
Total		$364,898	100%

As of September 30, 2012, the Company had current accounts receivable of $536,121.  The Company established a reserve of $438,083 for bad debts against total receivables.  As of September 30, 2012, nine customers accounted for 100% of the Company’s accounts receivable and at December 31, 2011, one customer accounted for 100% of accounts receivable.

7.      SUBSEQUENT EVENTS

On October 1, 2012, the Company sold a Note to UBP in the principal amount of $350,000 due November 14, 2016, upon substantially the same terms and conditions as the previously issued Notes. On October 15, 2012, the Company sold a Note to Atlas in the principal amount of $200,000 due November 14, 2016, upon substantially the same terms and conditions as the previously issued Notes.  On October 31, 2012, the Company sold a Note to UBP in the principal amount of $100,000 due November 14, 2016, upon substantially the same terms and conditions as the previously issued Notes

On October 11, 2012, the Company terminated the Web Services Agreement dated October 11, 2010 between the Company and UR Association, LLC. (“URA”) at the contract termination date because it no longer intended to provide these specialized services to URA.  The Company did not incur any material termination penalties as a result of its termination of the Web Services Agreement, but the termination may result in future quarterly loss of sales in the amount of approximately $100,000 for the Company.

Effective September 11, 2012, Mr. Dror Zoreff resigned his position as Interim Chief Executive Officer and on November 1, 2012, Mr. Dror Zoreff, resigned his position as Chairman of the Board of Directors of Smart Online, Inc.  Mr. Zoreff will continue to serve as a member of the Board of Directors.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act and other laws.  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of interest rate fluctuations on our business, the potential impact of litigation settlements or any future litigation, the potential availability of tax assets in the future and related matters, the expected decline in revenues from the termination of contracts, obtaining security clearance and meeting the compliance requirements necessary to be a qualified vendor for the U.S. government and the sufficiency of our capital resources including funds available under our existing credit facility and the future sales of convertible subordinated notes, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part II, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 and our subsequent periodic reports filed with the Securities and  Exchange Commission, or SEC, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2011 Annual Report.  Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

We develop and market a full range of mobile application software products and services that are delivered via a SaaS/PaaS model. We also provide website and mobile consulting services to not-for-profit organizations and businesses.

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional Notes, and bank lines of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing credit facility (which expires May 2013, as described above in Note 3) and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.   The settlement of the Class Action lawsuit will cause current shareholders to be further diluted due to the issuance of an additional 1,475,000 shares of our common stock pursuant to the terms of the Stipulation.

During the third quarter of 2012, the Company began to seek U.S. Secure Facility Clearance and security clearances for select but undetermined employees.  These types of clearances enable companies to engage in work for government contracts where classified information is used.  These clearances will enable our Company to expand discussions with current potential U.S. military customers, as well as create a formal strategy for the Company to pursue the increasingly large government mobile application opportunities anticipated in the months and years to come.

During the third quarter of 2012, the Company began its preparation to meet HIPAA and HITECH compliance requirements in its facilities, staffing and technology.  The Company’s novel platform has been readied to provide mobile application customers with a mechanism to enable HIPAA and HITECH compliance at the app and app functionality level that will enable the Company to expand its sales opportunities with existing healthcare customers, strengthen its product offering to current potential customers, and further broaden the market potential for the Company’s software solutions.

●
The HIPAA Privacy Rule provides federal protections for personal health information held by covered entities and gives patients an array of rights with respect to that information. At the same time, the Privacy Rule is balanced so that it permits the disclosure of personal health information needed for patient care and other important purposes.

●
The Security Rule specifies a series of administrative, physical, and technical safeguards for covered entities to assure the confidentiality, integrity, and availability of electronic protected health information.

●
The Health Information Technology for Economic and Clinical Health (HITECH) Act, enacted as part of the American Recovery and Reinvestment Act of 2009, was signed into law on February 17, 2009 to promote the adoption and meaningful use of health information technology.  Subtitle D of the HITECH Act addresses the privacy and security concerns associated with the electronic transmission of health information, in part, through several provisions that strengthen the civil and criminal enforcement of the HIPAA rules.

The Company has also become involved in the Healthcare Mobile Standards arena.  Along with ASTM E31, the Company has taken a leadership role in identifying national standards around mobile applications and security and privacy, use, interaction and the U.S. Food and Drug Administration.  The Company also assisted in identifying healthcare industry leaders to participate in the task group.

●
ASTM International, formerly known as the American Society for Testing and Materials (ASTM), is a globally recognized leader in the development and delivery of international voluntary consensus standards. Today, some 12,000 ASTM standards are used around the world to improve product quality, enhance safety, facilitate market access and trade, and build consumer confidence.

The Company accepted the position of Chair of the Emerging Technology Committee at the Application Developers Alliance, where the Company shapes the Alliance’s work product, industry research and other relevant issues facing the industry today.

●
The Application Developers Alliance is an industry association dedicated to meeting the unique needs of application developers. Alliance members include 10,000 individual application developers and dozens of companies, investors, and stakeholders in the apps ecosystem.

During the third quarter, the Company identified and began creating a penetration strategy and messaging for five large vertical markets where its technology and subject matter expertise are differentiators.

During the third quarter, the Company contracted with Entre-Strat Consulting, LLC for the services of Robert Brinson to serve as the Company’s Chief Executive Officer.  Mr. Brinson has extensive experience in the conceptualization, development and commercialization of intellectual property and technology.  Additionally, he excels in assisting startups and turnarounds in most aspects of their endeavors and in assisting enterprises in entrepreneurial initiatives and strategies.  Mr. Brinson is well connected in many industries including but not limited to healthcare, defense & homeland security, financial services, and the Internet.  He has coauthored numerous standards, industry papers and whitepapers.

For his clients, Mr. Brinson strives to implement the positive and productive foundations of his Agile Climb consulting and business strategies in ways to create rapid, efficient, productive and strong movement within their respective industries.

Mr. Brinson is working with industry leaders on policy strategies to be presented by the Company and other industry leaders on Capitol Hill at a date to be determined when the policy strategies have reached an appropriate point in their development.

Sources of Revenue

We derive revenues from the following sources:

●
Subscription fees – monthly fees charged to customers for access to our SaaS/PaaS applications.  SaaS/PaaS applications’ subscription fees primarily consist of sales of subscriptions through private-label marketing partners to end users. We typically have a revenue-share arrangement with these private-label marketing partners in order to encourage them to market our products and services to their customers. We make subscription sales either on a subscription or on a “for fee” basis. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user.  In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we recognized that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to U.S. GAAP.  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.  The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change net income or loss.  Subscription fees are recognized as earned through our revenue sharing arrangements.

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

Operating Expenses

During 2011 and 2010, our primary business initiatives included increasing subscription fee revenue and professional services revenue, making organizational improvements, concentrating our development efforts on enhancements and customization of our platforms and applications, and shifting our strategic focus to the sales and marketing of our products. During the first nine months of 2012, we provided services for our subscription fee customers and focused our efforts on providing mobile solution products to businesses and not-for-profit organizations.

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

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing and advertising expenses.  Historically, we spent limited funds on marketing, advertising, and public relations, particularly due to our business model of partnering with established companies with extensive small-business customer bases. As we continue to execute our sales and marketing strategy to take our products to market, in the first nine months of 2012 we  increased our expenditures for advertising campaigns and additional sales and marketing personnel.

Research and Development – Research and development expenses include costs associated with the development of new products, and general technology research. These costs are composed primarily of salaries and related compensation costs of our research and development personnel as well as outside consultant costs.

Professional accounting standards require capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. At the end of the third quarter of 2011, our technical team achieved technological feasibility for our Mobile platform product and continues to develop features and applications.  As a result, we capitalized a portion of the costs incurred during the fourth quarter of 2011 into capitalized software in our balance sheet at December 31, 2011 and we continued to capitalize appropriate costs in the first nine months of 2012.  In the past, we had not developed detailed design plans for our SaaS/PaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant and as a result of low revenue generated by the sale of the prior applications that did not support the net realizable value of any capitalized costs, we continued the expensing of underlying costs as research and development.

Stock-Based Expenses – Our operating expenses include stock-based expenses related to options, restricted stock awards, and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results. Accounting standards will continue to result in material expenses as long as a significant number of options are outstanding.

Results of Operations for the Three Months Ended September 30, 2012 and September 30, 2011

The following table sets forth certain statements of operations data for the periods indicated:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		2012 vs 2011 Change
		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Percent
REVENUES:
Subscription fees	$84,291	60.2%	$88,101	76.6%	$(3,810)	-4.3%
Professional service fees	2,656	1.9%	-	-%	2,656	100%
License fees	26,425	18.9%	-	-%	26,425	100%
Hosting fees	324	0.2%	-	-%	324	100%
Other revenue	26,341	18.8%	26,988	23.4%	(647)	-2.4%
Total revenues	140,037	100.0%	115,089	100.0%	24,948	21.7%

COST OF REVENUES	105,657	75.5%	205,215	178.3%	(99,558)	-48.5%
GROSS PROFIT (LOSS)	34,380	24.5%	(90,126)	-78.3%	124,506	138.1%

OPERATING EXPENSES:
General and administrative	427,398	305.2%	232,874	202.3%	194,524	83.5%
Sales and marketing	210,031	150.0%	125,866	109.4%	84,165	66.9%
Research and development	40,363	28.8%	92,280	80.2%	(51,917)	-56.3%
Total operating expenses	677,792	484.0%	451,020	391.9%	226,772	50.3%

LOSS FROM OPERATIONS	(643,412)	-459.5%	(541,146)	-470.2%	102,266	18.9%

OTHER INCOME (EXPENSE):
Interest expense, net	(428,726)	-306.1%	(336,988)	-292.8%	91,738	27.2%
Gain on legal settlements, net	3,713	2.6%	-	-%	3,713	100.0%
Change in market value of settlement related financial instrument	-	-%	(295,000)	-256.3	295,000	100.0%
Total other expense	(425,013)	-303.5%	(631,988)	-549.1%	(206,975)	-32.8%

NET LOSS	$(1,068,425)	-763.0%	$(1,173,134)	-1,019.3%	$(104,709)	-8.9%

Revenues

Revenues increased 22% to $140,037 for the three months ended September 30, 2012 from $115,089 for the same period in 2011. Our overall increase in revenues was driven by the sales of our new Mobile platform product.   During the period, we focused our time and effort on marketing and promoting our newly released Mobile product.  Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees decreased 4% to $84,291 for the three months ended September 30, 2012 from $88,101 for the same period in 2011. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution coupled with a decrease in demand for new subscription relationships during the third quarter of 2012.  On October 11, 2012, we terminated our contractual relationship with URAssociation therefore, we believe our subscription revenue in the fourth quarter of 2012 will be substantially reduced.

Professional Service Fees

Revenues from professional service fees increased 100% to $ 2,656 for the three months ended September 30, 2012 from $-0- for the same period in 2011. The increase is due to the sale of professional development services in conjunction with the sale of the new Mobile platform product during the three month period ended September 30, 2012.

License Fees

Revenues from license fees increased 100% to $ 26,425 for the three months ended September 30, 2012 from $-0- for the same period in 2011. The increased license fee revenue results from the sale of our new Mobile platform product during the third quarter of 2012.

Hosting Fees

Revenues from hosting fees increased 100% to $324 for the three months ended September 30, 2012 from $-0- for the same period in 2011. This increase is directly related to the sales of our new Mobile platform.

Other Revenue

Revenues from non-core activities decreased 2% to $26,341 for the three months ended September 30, 2012 from $26,988 for the same period in 2011. The decrease in other revenue is directly related to the decrease in subscription sales as other revenue is largely comprised of fees charged for merchant services related to subscription fees.

Cost of Revenues

Cost of revenues decreased 48% to $105,657 for the three months ended September 30, 2012 from $205,215 for the same period in 2011. This decrease is the result of a reduction in costs required to provide services to our subscription and Mobile platform customers.

Operating Expenses

General and Administrative

General and administrative expenses increased 84% to $427,398 for the three months ended September 30, 2012 from $232,874 for the same period in 2011. This change is primarily attributable to increases in  professional service fees of $96,430, consulting fees $33,649, fees paid to the Board of Directors of $7,250, bank fees of $20,304, hosting fees  of $4,102,and  travel costs of $4,728 during the three month period ended September 30, 2012 compared to the same period in 2011.

Sales and Marketing

Sales and marketing expenses increased 67% to $210,031 for the three months ended September 30, 2012 from $125,866 for the same period in 2011. This increase is primarily attributable to increases in salaries and related expenses of $64,950 and marketing and events costs of $18,729 during the three month period ended September 30, 2012 compared to the same three month period in 2011.

Research and Development

Research and development expenses decreased 56% to $40,363 for the three months ended September 30, 2012 from $92,280 for the same period in 2011. This decrease is primarily attributable to the requirement to capitalize research and development expenses directly related to the development of our mobile application for the Mobile platform during the three month period ended September 30, 2012.

Other Income (Expense)

Net other expense decreased 33% to $425,013 for the three months ended September 30, 2012 from $631,988 for the same period in 2011. This decrease is primarily attributable to the payment of additional interest expense.

Results of Operations for the Nine Months Ended September 30, 2012 and September 30, 2011

The following table sets forth certain statements of operations data for the periods indicated:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011		2012 vs 2011 Change
		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Percent
REVENUES:				`
Subscription fees	$251,097	60.2%	$281,748	77.2%	$(30,651)	-10.9%
Professional service fees	27,356	6.6%	-	-%	27,356	100.0%
License fees	63,783	15.3%	-	-%	63,783	100.0%
Hosting fees	972	0.2%	-	-%	972	100.0%
Other revenue	74,085	17.7%	83,150	22.8%	(9,065)	-10.9%
Total revenues	417,293	100.0%	364,898	100.0%	52,395	14.4%

COST OF REVENUES	302,824	72.6%	599,420	164.3%	(296,596)	-49.5%

GROSS PROFIT (LOSS)	114,469	27.4%	(234,522)	-64.3%	348,991	148.8%

OPERATING EXPENSES:
General and administrative	968,749	232.2%	880,605	241.3%	88,144	10.0%
Sales and marketing	599,638	143.7%	414,808	113.7%	184,830	44.6%
Research and development	73,625	17.6%	356,104	97.6%	(282,479)	-79.3%
Loss on disposal of assets, net	-	-%	3,471	.9%	(3,471)	-100.0%

Total operating expenses	1,642,012	393.5%	1,654,988	453.6%	(12,976)	-.8%

LOSS FROM OPERATIONS	(1,527,543)	-366.1%	(1,889,510)	-517.8%	(361,967)	-19.2%

OTHER INCOME (EXPENSE):
Interest expense, net	(1,203,037)	-288.3%	(953,703)	-261.4%	249,334	26.1%
Gain on legal settlements, net	3,815	.9%	177,019	48.5%	(173,204)	-97.8%
Change in market value of settlement related financial instrument	(442,500)	-106.0%	(295,000)	-80.8%	(147,500)	-50.0%
Total other expense	(1,641,722)	-393.4%	(1,071,684)	-293.7%	(570,038)	-53.2%

NET LOSS	$(3,169,265)	-759.5%	$(2,961,194)	-811.5%	$(208,071)	-7.0%

Revenues

Revenues increased 14% to $417,293 for the nine months ended September 30, 2012 from $364,898 for the same period in 2011. Our overall increase in revenues is attributed to the sales revenue from our new Mobile platform product. During the period, we focused our time and effort on marketing and promoting our newly released Mobile platform product.  Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees decreased 11% to $251,097 for the nine months ended September 30, 2012 from $281,748 for the same period in 2011. This decline is primarily attributable to the ongoing migration of one direct-selling organization customer to its own technology solution coupled with a decrease in demand for new subscription relationships during the first nine months of 2012.  On October 11, 2012, we terminated our contractual relationship with URA; therefore, we believe our subscription revenue in the fourth quarter of 2012 will be substantially reduced.

Professional Service Fees

Revenues from professional service fees increased 100% to $27,356 for the nine months ended September 30, 2012 from $-0- for the same period in 2011. The increase is due to the sale of professional development services in conjunction with the sale of our Mobile platform product during the nine month period ended September 30, 2012.

License Fees

Revenues from license fees increased 100% to $63,783 for the nine months ended September 30, 2012 from $-0- for the same period in 2011. The increased license fee revenue results from the sale of our Mobile platform product during the first nine months of 2012.

Hosting Fees

Revenues from hosting fees increased 100% to $972 for the nine months ended September 30, 2012 from $-0- for the same period in 2011. This increase is directly related to the sales of our Mobile platform.

Other Revenue

Revenues from non-core activities decreased 11% to $74,085 for the nine months ended September 30, 2012 from $83,150 for the same period in 2011. These items are primarily fees generated through merchant processing transactions. As we focus on the growth of our Mobile platform revenue in the future, revenues from these activities will diminish and become insignificant.

Cost of Revenues

Cost of revenues decreased 49% to $302,824 for the nine months ended September 30, 2012 from $599,420 for the same period in 2011. This decrease is the result of decreased personnel services costs associated with servicing our subscription fee customers and the reduced costs required to operate our Mobile platform.

Operating Expenses

General and Administrative

General and administrative expenses increased 10% to $968,749 for the nine months ended September 30, 2012 from $880,605 for the same period in 2011. This increase is primarily attributable to increases in professional fees of $62,389, bank fees related to IDB bank debt of $36,384, fees paid to the Board of Directors of $16,250, internet hosting costs of $13,899 and travel of $6,610, offset by personnel reduction costs of $31,039 and rental reduction costs of $30,444 during the nine month period ended September 30, 2012 compared to the same period in 2011.

Sales and Marketing

Sales and marketing expenses increased 45% to $599,638 for the nine months ended September 30, 2012 from $414,808 for the same period in 2011. This increase is primarily attributable to increases in personnel and related expenses of $135,865 and marketing and events costs of $58,090 during the nine month period ended September 30, 2012 compared to the same period in 2011.

Research and Development

Research and development expenses decreased 79% to $73,625 for the nine months ended September 30, 2012 from $356,104 for the same period in 2011. This decrease is primarily attributable to the requirement to capitalize research and development expenses directly related to the development of mobile application for the Mobile platform during the nine month period ended September 30, 2012.

Other Income (Expense)

Net other expense increased 53% to an overall expense of $1,641,722 for the nine months ended September 30, 2012 from $1,071,684 for the same period in 2011. This increase was attributable to the increase in interest expense and the change in market value of settlement related financial instrument for the nine months ended September 30, 2012.

Provision for Income Taxes

We have not recorded a provision for income tax expense because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for the first three quarters of 2012 primarily due to continued substantial uncertainty based on objective evidence regarding our ability to realize our deferred tax assets, thereby warranting a full valuation allowance in our financial statements. As of September 30, 2012, we had approximately $68.9 million in net operating loss carryforwards, which may be utilized to offset future taxable income.

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

Liquidity and Capital Resources

Overview

As of September 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $251,174 and current accounts receivable of $98,038, net of allowance for doubtful accounts, as compared to $165,139 of cash and cash equivalents and $6,630, net of allowance for doubtful accounts, in accounts receivable as of December 31, 2011. As of September 30, 2012, we had drawn $5,000,000 on the IDB Credit Facility for our operations. Deferred revenue at September 30, 2012 was $125,514 as compared to $33,163 at December 31, 2011.

As of November 2, 2012, our principal sources of liquidity were cash and cash equivalents totaling approximately $102,649 and accounts receivable of approximately $41,525. In addition, we had drawn approximately $5,000,000 on the IDB Bank Credit Facility. As of November 2, 2012, we also have a commitment from our convertible secured subordinated noteholders to purchase up to an additional $3.35 million in Notes upon approval and call by our Board of Directors.

Cash Flows

During the nine months ended September 30, 2012, our working capital deficit increased by approximately $247,000 to $7.89 million from a working capital deficit of $7.65 million at December 31, 2011. As described more fully below, the working capital deficit at September 30, 2012 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.

Cash Flows from Operating Activities

	Nine Months Ended September 30,		Change
	2012	2011	Dollars	Percent
Net cash (used) in operating activities	$(2,545,671)	$(3,620,707)	$(1,075,036)	-29.7%

Net cash used in operating activities decreased 30% to $2,545,671 for the nine months ended September 30, 2012 from $3,620,707 for the same period in 2011. This decrease is primarily attributable to an increase in accounts payable and accrued liabilities, offset by an increase in net loss during the nine-month period ended September 30, 2012 compared to the same period in 2011.

Cash Flows from Investing Activities
	Nine Months Ended September 30,		Change
	2012	2011	Dollars	Percent
Net cash (used) in investing activities	$(866,938)	$(10,052)	$856,886	8,524.5%

Net cash used in investing activities increased $856,886 to $866,938 for the nine months ended September 30, 2012 from $10,052 for the same period in 2011. This net increase in use of cash is attributable to the purchase of additional equipment for $25,530; software license for $75,000; patent development costs of $17,248 and capitalization of development costs $749,160, incurred during the nine month period ended September 30, 2012.

Cash Flows from Financing Activities

	Nine Months Ended September 30,		Change
	2012	2011	Dollars	Percent
Net cash provided by financing activities	$3,498,644	$3,001,314	$497,330	16.5%

Net cash provided by financing activities increased 16.5% to $3,498,644 for the nine months ended September 30, 2012 from $3,001,314 for the same period in 2011. This net source of cash is primarily due to debt borrowings in each period, as described below.

The net cash for the nine months ended September 30, 2012 from our financing activities was generated through debt financing, as described below.

Debt Financing

	For the nine months ended September 30, 2012
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Original Due Date
Atlas Capital	January 5, 2012	$350,000	8%	11/14/2016
Atlas Capital	February 10, 2012	350,000	8%	11/14/2016
UBP, Union Bancaire Privee	March 9, 2012	375,000	8%	11/14/2016
Atlas Capital	April 2, 2012	350,000	8%	11/14/2016
UBP, Union Bancaire Privee	May 8, 2012	300,000	8%	11/14/2016
Atlas Capital	May 25, 2012	200,000	8%	11/14/2016
UBP, Union Bancaire Privee	June 13, 2012	400,000	8%	11/14/2016
UBP, Union Bancaire Privee	July 3, 2012	450,000	8	11/14/2016
UBP, Union Bancaire Privee	August 8, 2012	350,000	8	11/14/2016
UBP, Union Bancaire Privee	September 7, 2012	500,000	8	11/14/2016
UBP, Union Bancaire Privee	October 1, 2012	350,000	8	11/14/2016
Atlas Capital	October 15, 2012	200,000	8	11/14/2016
UBP, Union Bancaire Privee	October 31, 2012	100,000	8	11/14/2016
Total		$4,275,000

IDB Credit Facility

Under the initial IDB Credit Facility, we borrowed $5,000,000. The original terms of the IDB Note called for the repayment of the principal amount on May 31, 2012. On May 31, 2012, we extended our IDB Credit Facility for an additional one-year period for the $5,000,000 already outstanding, and we deposited $250,000 in a Restricted Cash Account held at IDB for future interest payments. The balance in the restricted account as of Septmber 30, 2012 was $198,882 due to the payment of interest as stipulated in the Credit Facility documents. All other terms remain the same.

Information concerning Debt Financing is reported in Note 3 to the Financial Statements above.

Going Concern

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional Notes, and the IDB Credit Facility. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from the IDB Credit Facility (which expires on May 31, 2013) and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions. The distribution of the Class Action settlement shares will cause current shareholders to be further diluted due to the issuance of an additional 1,475,000 shares of common stock pursuant to the terms of the agreement.

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

Termination of Agreement

On October 11, 2012, the Company terminated its Web Services Agreement with URA.  The Company terminated the Agreement at the contract termination date because it no longer intended to provide the specialized type of services required by URA.  The Company did not incur any material termination penalties as a result of its termination of the Web Services Agreement, but the termination may result in future quarterly loss of sales in the amount of approximately $100,000 for the Company.

Subsequent Event

Effective September 11, 2012, Mr. Dror Zoreff resigned his position as interim Chief Executive Officer and on November 1, 2012, Mr. Dror Zoreff, resigned his position as Chairman of the Board of Directors of Smart Online, Inc.  Mr. Zoreff will continue to serve as a member of the Board of Directors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description

10.1	Professional Services Agreement, dated as of September 11, 2012, by and between Smart Online, Inc. and Entre-Strat Consulting, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

101.1	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART ONLINE, INC.

	By:	/s/ Robert M. Brinson, Jr.
November 9, 2012		Robert M. Brinson
Chief Executive Officer

	By:	/s/ Thaddeus J. Shalek
November 9, 2012		Thaddeus J. Shalek
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Professional Services Agreement, dated as of September 11, 2012, by and between Smart Online, Inc. and Entre-Strat Consulting, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

101.1	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail (Furnished herewith)