Form 10-K
period 2012-12-31
SMART ONLINE INC
filed 2013-04-01
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $27,528,678 (based on the closing sale price of $1.50 per share).

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of March 21, 2013 was 18,352,542.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Information Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders planned to be held on June 13, 2013 are incorporated by reference into Part III.

PART I

Special Note Regarding Forward-Looking Statements

Information set forth in this Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and other laws. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of interest rate fluctuations on our business, the potential impact of current or future litigation and government investigations, the potential availability of tax assets in the future and related matters, and the sufficiency of our capital resources, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "project," "intend," "plan," "estimate," variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, "Risk Factors," and elsewhere in this report for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1.     BUSINESS

General

In this Annual Report on Form 10-K, we refer to Smart Online, Inc. as “Smart Online,” the “Company,” “us,” “we,” and “our.” Smart Online was incorporated in Delaware in August 1993 and became a public company through a self-registration in February 2005. Smart Online’s common stock trades on the OTC Bulletin Board, or the OTCBB, under the symbol “SOLN”.

We develop and market a full range of mobile application software products and services that are delivered via a Software-as-a-Service, or SaaS, model. We also provide website and mobile consulting services to businesses and not-for-profit organizations.

The Company maintains a website for corporate information located at www.MobileSmith.com.

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

In 2010, we focused on the use of our e-commerce technology knowledge in the not-for-profit industry by introducing the Loyalty Clicks product, now renamed as SmartOnCause.  The strategy of the e-commerce marketing was to provide funding sources for not-for-profit organizations while creating revenue for our Company.  We reduced our emphasis on the SmartOnCause during 2011 as we found that charitable organizations did not embrace the product for their fund raising efforts.

Due to the current changes in technology, we recognized that smart phones are the primary communications device purchased today and therefore our technical team developed SmartOn™ Mobile– custom-developed, cross-platform smartphone applications and specific tools that provide businesses with the ability to better engage and assist their customers in leveraging innovative smartphone technology to perform specific business functions and online marketing.  SmartOn™ Mobile was rebranded as MobileSmith™ in the first quarter of 2013.

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

Our mobile solutions are designed to enable secure data and content distribution and two-way exchange from any location using mobile devices running iOS and Android operating systems.  Our technology enables us to deliver mobile applications that resolve a variety of business problems and provide robust and innovative mobile service architecture and infrastructure; cutting-edge push messaging, integrated newsfeeds and geo-location services.

We also provide services that are designed to complement our product offerings and allow us to create custom business solutions that fit our channel partners’ needs (channel partners are organizations that cooperate with our Company to market and sell our products and services.) These services include mobile strategy consulting, graphic design, custom mobile software development, and mobile applications marketing.

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

Integration and Sharing – Our SaaS applications have the capability to allow secure sharing of information (with selectivity and control options) among members of an organization. Each company that subscribes to our SaaS applications can have multiple members or employees who share information with one another. Information entered by one employee can be shared and modified by one or more other employees who have the appropriate access authority.

Target Market and Sales Channels

Our main focus is to enable organizations to get to market quickly with mobile applications as part of an integrated marketing strategy, using our flagship MobileSmith™ platform.  The current market is focusing on two ways of delivering mobile apps: 1) limited template-based applications and 2) time consuming and expensive custom development projects, either internal or outsourced.  The unique nature of our platform allows organizations of any size, regardless if they wish to deliver one application or a catalog of applications, to take control over the development of these apps within the creative parts of the organization where the needs are identified.  This control would not limit them to a template nor would it require the use of developers.  We find that these needs are the highest among organizations that have a high business to consumer component and want to deliver their brand via the mobile application space but do so in a more cost effective and time efficient manner.  Our market approach is to sell directly to organizations that have mobile marketing needs, as well as to cultivate reseller relationships with potential viable partners in this space.  In addition, where these needs are complex and the target customers are not able to develop their own strategy, to provide consulting engagements to help organizations define and deliver on their mobile strategy.

Principal Customers

In 2012, we had two major customers as our major sources of revenue (approximately 69%).

On October 11, 2012, the Company terminated its Web Services Agreement dated October 11, 2010, or the Web Services Agreement, with UR Association, or URA, one of its principal customers.  The Company terminated the Web Services Agreement at the contract termination date because it no longer intended to provide the specialized type of services required by URA.  The Company did not incur any material termination penalties as a result of its termination of the Web Services Agreement.

Research and Development

During 2010 and 2011, we continued the development work of SaaS applications for the not-for profit segment of the marketplace and in 2011 began the work that led to the MobileSmith™ platform.   During 2012, we focused on the delivery of mobile applications through our MobileSmith™ platform, which allows our customers to better communicate with their members, customers and constituents without reinventing the Application each time they need to make changes.

Our research and development costs were approximately $541,605 and $375,000 in 2012 and 2011, respectively. We have not engaged in any customer-sponsored research and development.

Competition

The market for mobile applications and small-business software applications in both the traditional and SaaS environments is highly competitive and subject to rapid changes in technology and delivery. The direct competition we face depends on the software application within our platforms and the delivery model capabilities of our competitors.

We have two primary categories of competitors: large companies that offer a wide range of products for small- to medium-size businesses, and companies that offer only one or two software products that compete with our product offering. Our principal direct competition is a number of very large vendors of SaaS applications for small businesses that sell many products similar to ours. These competitors include, but are not limited to, IBM, Microsoft, Oracle, NetSuite, Intuit, SAP, and Google.

Companies that offer only one or two products that compete with our suite of mobile SaaS applications include: Kony, Simplicate, Appcelerator, BiznessApps, EachScape and Verivo.

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

On each competitive front, we seek to compete against these larger and better-financed companies primarily by offering a specialized mobile SaaS platform that is useful to businesses. To meet our business objectives, we will need to continue to develop high quality and competitively priced new application blocks for our mobile SaaS platform. If we are unable to do so, our revenue and profitability targets and timetables could be adversely impacted.

To compete effectively in the SaaS market, we leverage our marketing resources and business customer relationships to sell our mobile SaaS platform and applications by offering innovative and cost-effective products and services.

Intellectual Property

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of patents, copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. We do not own any issued patents but we do have patent applications pending for our MobileSmith™ product, including “Development Platform for Mobile Applications, Design Canvas and Software n Builder” at this time, the US Patent Office has acknowledge receipt of the filings and we continue to document our technology.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or design around certain aspects of our SaaS offerings or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products if we develop an international presence.

We have registered copyrights, trademarks, and registered service marks on several products and data services. These include, but are not limited to MobileSmith™®, Smart Online®, loyaltyclicks®, appcycle®, appcanvas®, appforge®, appoffice®, OneBiz®, and OneDomain®.

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

Employees

As of December 31, 2012, we had 25 full-time employees and 2 part-time employees. No employees are known by us to be represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage.

Executive Officers of the Company

Our current executive officers are the following:

Robert Brinson
Chief Executive Officer since September, 2012. Mr. Brinson was appointed by the Board of Directors at the September 2012 meeting after serving as a member of the Board of Directors and technology consultant since September 2011, during which time he served as the Chair of the Company's Innovation Committee.
From 2005 to 2007, Mr. Brinson was a board member and Chief Technology Officer of IntelliScience Corporation, a developer of intelligent multi-model image analysis systems and software. In 2007, he became a board member and Chief Technology Officer of IP Tank, LLC. Mr. Brinson is currently the Chief Visionary Officer of Apokalyyis, Inc., a developer of advanced data analysis for national defense and healthcare industry, and serves on their board. He serves as Chief Technology Officer of Affirm ID, LLC. Mr. Brinson serves as Chief Technology Officer of IISSEE, LLC., a company specializing in local search solutions, and serves as their board.

Thaddeus Shalek
Chief Financial Officer since August 2009.
Mr. Shalek was the CFO of Lindell Investments, Inc., a closely held national real estate development company in Tampa, Florida from June 2006 until April 2008, the CEO and CFO of Vertical Health Solutions, Inc., Oldsmar, Florida form October 2004 to June 2006 and the owner and president of Shalek & Associates, CPA’s Inc., a Certified Public Accounting firm in Cleveland, Ohio providing accounting, tax and consulting services to small and medium sized businesses from 1984 through December 2004. Mr. Shalek worked as an auditor and tax manager with Coopers & Lybrand (now PricewaterhouseCoopers) and currently teaches accounting and entrepreneurial finance, on a part-time basis, at the University of North Carolina at Greensboro. He was an adjunct instructor of business, accounting and taxation at Cuyahoga Community College of Cleveland, Ohio. Mr. Shalek earned his BSBA from John Carroll University, Cleveland, Ohio and his MBA from The University of Tampa. Mr. Shalek has served on numerous charitable and business boards throughout his career.  Mr. Shalek announced his resignation from his positions with our Company, effective as of 6:00 PM on April 1, 2013.

Available Information

Our corporate information is accessible through our main web portal at www.MobileSmith.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Although we endeavor to keep our website current and accurate, there can be no guarantees that the information on our website is up to date or correct. We make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These reports may be accessed by following the link under “About Us - Investor Relations” on our website.

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

We have had recurring losses from operations and continue to have negative cash flows. If we do not become cash flow positive through additional financing or growth, we may have to cease operations and liquidate our business. Our working capital, which is dependent on our convertible note financing facility, should fund our operations for the next 2 to 3 months. As of March 21, 2013, we have approximately $1.34 million available through our convertible note financing facility. The Board of Directors of the Company is currently negotiating with the noteholders under the convertible note financing facility, or the Noteholders, to increase the convertible note financing facility by an additional $5 million. Factors such as the commercial success of our existing services and products, the timing and success of any new services and products, the progress of our research and development efforts, our results of operations, the status of competitive services and products, the timing and success of potential strategic alliances or potential opportunities to acquire technologies or assets, and expenses may require us to seek additional funding sooner than we expect. If we fail to raise sufficient financing, we will not be able to implement our business plan and may not be able to sustain our business.

In addition, our current primary credit facilities consist of the IDB Credit Facility with a due date of May 31, 2013 and the convertible note financing with a maturity date on November 14, 2016. Should we be unable to repay the principal then due from operations or from new or renegotiated capital funding sources, we may not be able to sustain our business. As of March 21, 2013, we have $5.0 million outstanding on our credit facility with IDB Bank and approximately $21.96 million aggregate principal amount of convertible secured subordinated notes, or the Notes, outstanding.  We are currently working with IDB to extend our IDB Credit Facility for an additional one-year period with similar terms as those currently in place.  We believe that we will be successful in our efforts.

If we are unsuccessful in renegotiating the IDB Credit Fcility, all Notes would become due.

Our independent registered public accounting firm indicates that it has substantial doubts that we can continue as a going concern. Our independent registered public accounting firm’s opinion may negatively affect our ability to raise additional funds, among other things. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment.

Cherry Bekaert, LLP, our independent registered public accounting firm has expressed substantial doubt in its report included with this Annual Report on Form 10-K about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment. You should consider our independent registered public accounting firm’s comments when determining if an investment in us is suitable.

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

Until recently, we relied on our two major customers for most of our revenues. In the fourth quarter of 2012, we lost one of these major customers. The loss of the remaining major customer will have an adverse effect on our business.

Our two major customers accounted for approximately 69% of our revenues for the year ended December 31, 2012. In October 2012, we terminated our Web Services Agreement with URA one of the major customers, because we no longer intended to provide the specialized type of services required by URA. As a result, we currently have one remaining major customer. The loss of this customer or a reduction in its levels of business will adversely affect our business, operating results and financial condition.

Our online business model is vulnerable and is subject to cyber crime.

On June 28, 2012, our internal corporate network was compromised and portions of our proprietary products were intentionally deleted from the network and most back-up devices.   The Company engaged professional security information technology specialists to remediate the problem and contacted the government agencies that oversee cyber crime.  While it appears that no individual customer information was addressed or stolen, this occurrence could have destroyed our foundation. Appropriate steps were taken to recover large portions of the data and the development team recovered the system, but we cannot assure that a similar problem will not occur in the future.  We were asked not to make the occurrence known until now due to the ongoing investigation into the matter by the government agencies; accordingly, in the future, if another incidence were to occur we may be subject to restriction on our disclosure.

Our business is dependent upon the development and market acceptance of our applications.

Our future financial performance and revenue growth will depend, in part, upon the successful development, integration, introduction, and customer acceptance of our software applications. Thereafter, other new products, whether developed or acquired, and enhanced versions of our existing applications will be critically important to our business. Our business could be harmed if we lose one of our two major customers or fail to deliver timely enhancements to our current and future solutions that our customers desire. We also must continually modify and enhance our services and products to keep pace with market demands regarding hardware and software platforms, database technology, information security, and electronic commerce technical standards. Our business could be harmed if we fail to achieve the improved performance that customers want with respect to our current and future product offerings. There can be no assurance that our products will achieve widespread market penetration or that we will derive significant revenues from the sale or licensing of our platforms or applications.

We have not yet demonstrated that we have a successful business model.

We have invested significantly in infrastructure, operations, and strategic relationships to support our mobile SaaS platform model, which represents a significant departure from the delivery strategies that we and other software vendors have traditionally employed. To maintain positive margins for our small-business services, our revenues will need to continue to grow more rapidly than the cost of such revenues. We anticipate that our future financial performance and revenue growth will depend, in large part, upon our Internet-based SaaS business model, mobile phone platform and the results of our sales efforts to reach agreements with marketing partners with small-business customer bases, but this business model may become ineffective due to forces beyond our control that we do not currently anticipate. Although we currently have various agreements and continue to enter into new agreements, our success depends in part on the ultimate success of our marketing partners and referral partners and their ability to market our products and services successfully. Our partners are not obligated to provide potential customers to us and may have difficulty retaining customers within certain markets that we serve. In addition, some of these third parties have entered, and may continue to enter, into strategic relationships with our competitors. Further, many of our strategic partners have multiple strategic relationships, and they may not regard us as significant for their businesses. Our strategic partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products or services. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unable to maintain our existing strategic relationships or enter into additional strategic relationships, we will have to devote substantially more resources to the distribution, sales, and marketing of our products and services.

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

An SEC lawsuit and criminal actions filed against a former officer and a former employee, and the class action lawsuit filed against us and certain current and former officers, directors, and employees, Mary Jane Beauregard v. Smart Online, Inc., et al., or the Class Action, filed in the United States District Court for the Middle District of North Carolina, or the District Court, have harmed our business in many ways and may cause further harm in the future. Since the initiation of these actions, our ability to raise financing from new investors on favorable terms has suffered due to the lack of liquidity of our stock, the questions raised by these actions, and the resulting drop in the price of our common stock. As a result, we may not raise sufficient financing, if necessary, in the future.  Dennis Michael Nouri, Reza Eric Nouri, former officer and a former employee of the Company were found guilty in July 2009.  On June 18, 2010, the Company entered into a Settlement Agreement, or the Settlement Agreement, with Dennis Michael Nouri, Reza Eric Nouri, Henry Nouri and Ronna Loprete Nouri, collectively, the Nouri Parties, in settlement of claims filed by the Nouri Parties against the Company in the Court of Chancery of the State of Delaware for advancement of legal expenses and indemnification.   The Settlement Agreement provided for the payment by the Company of up to $1,400,000 for the benefit of the Parties.  These funds have all been paid.

We are required to issue 1,475,000 shares of our common stock to the Class Action class in connection with the Company’s Class Action lawsuit settlement approved by the District Court on July 1, 2011 (see Note 7, “Commitments and Contingencies – Legal Proceedings”).  These shares have not been issued as of March 21, 2013.

Legal and other fees related to these and other actions described in Item 3 have also reduced our available cash for operations. We make no assurance that we will not continue to experience additional harm as a result of these matters. The time spent by our management team and directors dealing with issues related to these actions detracts, and despite the tentative settlement of the Class Action continue to detract, from the time they spend on our operations, including strategy development and implementation. These actions, more fully described in Part II, Item 8, Note 7, “Commitments and Contingencies – Legal Proceedings” in this Annual Report on Form 10-K, also have harmed our reputation in the business community, jeopardized our relationships with vendors and customers, and decreased our ability to attract qualified personnel, especially given the media coverage of these events.

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

Our principal stockholders beneficially own or control a large percentage of our outstanding common stock. Certain of these principal stockholders hold convertible Notes, which may be exercised or converted into additional shares of our common stock under certain conditions. The convertible noteholders have designated a bond representative to act as their agent. We have agreed that the bond representative shall be granted access to our facilities and personnel during normal business hours, shall have the right to attend all meetings of our Board of Directors and its committees, and shall receive all materials provided to our Board of Directors or any committee of our Board. In addition, so long as the notes are outstanding, we have agreed that we will not take certain material corporate actions without approval of the bond representative.

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

Our executive management team has experienced significant changes in the last five years, including the resignation of our former Chief Executive Officer in December 2008, our former interim Chief Executive Officers in May 2009 and November 2009 and the resignation of our former Chief Financial Officer in May 2009, among others.  In 2012, our former Chief Operating Officer resigned and in March 2013, our Chief Financial Officer announced his resignation, effective as of 6:00 PM on April 1, 2013.   If we cannot attract and retain qualified personnel and integrate new members of our executive management team effectively into our business, then our business and financial results may suffer. In addition, all of our executive team works at the same location, which could make us vulnerable to the loss of our entire team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Our corporate headquarters and research and development facility is located in Durham, North Carolina near Research Triangle Park and consists of approximately 9,837 square feet of office space held under a prepaid sublease that expires on November 15, 2013.  We believe that the space available in our facility is adequate to meet our current needs. We are currently considering relocating to a new facility at the expiration of our lease.

ITEM 3.     LEGAL PROCEEDINGS

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

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

	High	Low
Year Ended December 31, 2011:

First Quarter	$1.45	$1.01
Second Quarter	$1.38	$0.51
Third Quarter	$1.40	$0.80
Fourth Quarter	$1.40	$0.55

Year Ended December 31, 2012:

First Quarter	$1.49	$0.50
Second Quarter	$1.55	$0.90
Third Quarter	$1.50	$1.02
Fourth Quarter	$1.40	$1.20

At March 21, 2012, there were 176 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to declare or pay dividends for the foreseeable future. As long as our convertible notes are outstanding, we must receive approval from the agent designated by the noteholders in order to pay any dividend on our capital stock.

During the fourth quarter of 2012, none of our securities registered under Section 12 of the Exchange Act were repurchased by or on behalf of us or any affiliated purchaser.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This executive summary, including the remarks on page 20, should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations in this Item 7 Item 1A, “Risk Factors” and our financial statements and the notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

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

Subscription fees primarily consist of sales of subscriptions to end users. We make subscription sales either on a subscription or on a “for fee” basis. Subscriptions are generally payable on a monthly basis.  In the past, we recognized all subscription revenue on a gross basis and in accordance with our policy to periodically review our accounting policies we recognized that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to United States Generally Accepted Accounting Principles or US GAAP.  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis, where applicable.  The net effect of this reclassification of expenses only impacts gross revenue and certain gross expenses; it does not change the net income.  We discuss this matter in more depth in Note 2 to the financial statements.

We generate professional service fees from our consulting services. For example, a customer may request that we design/build an application to better accommodate products or to improve its own mobile application. We bill professional service fees on a time and material basis or as a fixed fee in some cases.

Cost of Revenues

Cost of revenues primarily is composed of salaries associated with maintaining and supporting customers, the cost of domain name and e-mail registrations, and the cost of external facilities where our applications and our customers’ customized applications are hosted.

Operating Expenses

During 2012 and 2011, our business initiatives included increasing license fee revenue and professional services revenue, making organizational improvements, concentrating our development efforts for our mobile platform and applications, and shifting our strategic focus to the sales and marketing of our products. We also provided services for our subscription fee customers and focused our efforts on improving our current technology.

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

Sales and Marketing – Sales and marketing expenses are composed primarily of costs associated with our sales and marketing activities and consist of salaries and related compensation costs of our sales and marketing personnel, travel and other costs, and marketing and advertising expenses.  In the past, we spent limited funds on marketing, advertising, and public relations, particularly due to our prior business model of partnering with established companies with extensive small-business customer bases. As we execute our current sales and marketing strategy to market our platform products, we expect associated costs to increase in 2013 due to targeting new partnerships, development of channel partner enablement programs, participation in multiple tradeshows, advertising campaigns, additional sales and marketing personnel, and the various percentages of revenues we may be required to pay to future partners as marketing fees.

Research and Development – Research and development expenses include costs associated with the development of new products, enhancements of existing products, and general technology research. These costs are composed primarily of salaries and related compensation costs of our research and development personnel as well as outside consultant costs.

Accounting standards require capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. At the end of the third quarter of 2011, our technical team achieved technological feasibility for our MobileSmith™ platform product and continues to develop features and applications.  As a result, we capitalized a portion of the costs incurred during the fourth quarter of 2011 and during 2012 into capitalized software in our balance sheet at December 31, 2012.  In the past, we had not developed detailed design plans for our SaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant and as a result of low revenue generated by the sale of the prior applications that did not support the net realizable value of any capitalized costs, we continued the expensing of underlying costs as research and development.

Stock-Based Expenses – Our operating expenses include stock-based expenses related to options, restricted stock awards, and warrants issued to employees and non-employees. These charges have been significant and are reflected in our historical financial results and will continue to result in material costs on a prospective basis as long as a significant number of options are outstanding.  The following table identifies recent outstanding grants of options:

Date of Grant	Grantee		Number of Options	Initial Vesting Date	Expense
		Title			2012	2011
February 1, 2010	Robert Dieterle	VP & General Manager	75,000	February 1, 2011	$11,761	$10,660
October 21, 2010	Employees	Various	68,000	January 15, 2011	$7,474	$9,371
August 1, 2011	Employees	Various	8,400	November 1, 2011	$987	$163
September 14, 2011	Robert M. Brinson	Board Member	20,000	December 15, 2011	$14,103	$1,163
April 1, 2012	Employees	Various	5,000	July 1, 2012	$294	-
May 15, 2012	Employees	Various	12,500	August 15, 2012	$248	-
June 13, 2012	Robert W. Hancock	Vice President of Sales	75,000	September 13, 2012	$1,188	-
September 11, 2012	Robert M. Brinson	Chief Executive Officer	75,000	December 11, 2012	$3,334	-

During the second quarter of 2011, we issued 10,000 restricted shares of stock to Mr. Shlomo Elia for his services as a member of the Board of Directors as a result $13,850 of expense was recognized in 2011.    There were no shares of restricted stock canceled during 2012 due to terminations and payment of employee tax obligations resulting from share vesting. At December 31, 2012, there was $159,485 of unvested expense yet to be recorded related to all stock options outstanding.

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

Subscription fees primarily consist of sales of subscriptions to end users. We make subscription sales either on a subscription or on a “for fee” basis. Subscriptions are generally payable on a monthly basis. We have a revenue-share arrangement with marketing partners in order to encourage them to market our products and services to their customers. We accrue any payments received in advance of the subscription period as deferred revenue and amortize them over the subscription period. In accordance with our policy to periodically review our accounting policies we determined that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP.  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis, when applicable.

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

Impairment of Long-Lived Assets – We record our long-lived assets, such as intangibles, property and equipment, at cost. Management tests for the impairment of goodwill and other indefinite lived assets annually.  Management evaluates other long-lived assets whenever events and circumstances indicate that the value may be impaired.    There was no impairment in 2012 or 2011.

Capitalized Software Development Costs - Accounting standards require capitalization of certain software development costs subsequent to the establishment of technological feasibility, with costs incurred prior to this time expensed as research and development. Technological feasibility is established when all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications have been completed. At the end of the third quarter of 2011, our technical team achieved technological feasibility for our MobileSmith™ platform product and the team continues to develop features and applications.  As a result, we capitalized a portion of the costs incurred during the fourth quarter of 2011 into capitalized software in our balance sheet at December 31, 2012.  In the past, we had not developed detailed design plans for our SaaS applications, and the costs incurred between the completion of a working model of these applications and the point at which the products were ready for general release had been insignificant and as a result of low revenue generated by the sale of the prior applications that did not support the net realizable value of any capitalized costs, we continued the expensing of underlying costs as research and development.  Capitalized software development costs are amortized over a seven-year period after the launch of the MobileSmith™ Platform on February 28, 2012.

Income Taxes – We are required to estimate our income taxes in each of the jurisdictions in which we operate. This involves estimating our current tax liabilities in each jurisdiction, including the impact, if any, of additional taxes resulting from tax examinations, as well as making judgments regarding our ability to realize our deferred tax assets. Such judgments can involve complex issues and may require an extended period to resolve. In the event we determine that we will not be able to realize all or part of our net deferred tax assets, we would make an adjustment in the period we make such determination. We recorded no income tax expense in 2012 and 2011, as we have experienced significant operating losses to date. If utilized, we may apply the benefit of our total net operating loss carryforwards to reduce future tax expense. Since our utilization of these deferred tax assets is dependent on future profits, which are not assured, we have recorded a valuation allowance equal to the net deferred tax assets. These carryforwards would also be subject to limitations, as prescribed by applicable tax laws. As a result of prior equity financings and the equity issued in conjunction with certain acquisitions, we have incurred ownership changes, as defined by applicable tax laws. Accordingly, our use of the acquired net operating loss carryforwards may be limited. Further, to the extent that any single-year loss is not utilized to the full amount of the limitation, such unused loss is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period.

2012 Summary

The following is a summary of key financial results and certain non-financial results achieved for the year ended December 31, 2012:

●
Our total revenues for the year were $480,000, an increase from 2011 of $13,000, or 3%. This overall increase in revenues was primarily attributable to net increases in license fees, hosting fees, and professional service fees offset by a reduction in subscription fees and other revenue.

●
Our gross profit for the year was $94,000, an increase of $317,000 from the 2011 loss of $223,000. This increase was primarily attributable to reduction in costs of revenues due to the cost-effectiveness of our MobileSmith™ platform and an increase in total revenues for 2012.

●
Operating expenses for the year were $2.5 million, an increase from 2011 of $0.7 million, or 36%. A significant portion of this increase was a due to the growth of $302,000 in the amount of sales and marketing expenses, an increase in general and administrative expenses of $237,000 and a net increase in research and development expenses of $166,000 in 2012.

●	Our loss from operations for the year was $2.4 million, an increase from 2011 of $360,000, or 17%. Net loss per basic and fully diluted share was $0.24 in 2012 compared to $0.19 in 2011.

●
Cash and cash equivalents at December 31, 2012 were $190,000 compared to $236,000 at December 31, 2011. The primary reason for this decrease is that in 2012, we paid significant accounts payable and increased accounts receivable.

Business Outlook

We believe that the current economic recession will spawn a record number of new, highly fragmented and underserved small businesses seeking low-cost tools and applications to help them operate. We also believe that trade organizations and other membership- or subscription-driven agencies and companies will recognize an increased need for customer retention and will look for new and innovative ways to achieve this. Both of these events could increase our ability to obtain new channel partners and end-user businesses in 2013. However, we also believe that competition for mobile business solutions will increase. We anticipate focusing on the following key areas, among others, during 2013 in response to these opportunities and competitive environment:

●
Investment in technology, product development, and infrastructure.  We have shifted our focus toward the rapid growth of our MobileSmith™ platform and how smartphones and tablets can be utilized in business and non-profit organizations.    Specifically, our MobileSmith™ platform is modular and multi-tenant (where a single instance of the software runs on a server, providing service to multiple organizations) with popular pre-built mobile functionality modules that allows us the flexibility too quickly and efficiently package unique and innovative branded solutions for each client and deploy to each of the smartphone’s application stores for easy distribution to the client’s constituents.

●
Investment in marketing.  In 2012 and 2011, we shifted our focus from development to sales and marketing of our MobileSmith™ platform product. We expect to increase this effort in 2013 through public relations, attendance at trade shows, print and electronic advertisements, e-mail marketing, white-paper placement, webcasts, blogging, and paid search, among other tactics.

●	Expansion of our sales channels. We intend to expand our sales force and channel partner relationships to reach more end users.

●
Continuation of operating improvements.  We continue to streamline our operations in an effort to reduce cash burn, reach profitability, and improve efficiencies. We will continue to focus on this critical area in 2013 by questioning current practices, closely scrutinizing actual-to-budget variances to identify deviations early, and realigning the business as required to meet the needs of our operations.

Results of Operations

The following table sets forth certain statements of operations data for the periods indicated:

	2012		2011
	Dollars	% of Revenue	Dollars	% of Revenue
Total revenues	$480,122	100.00%	$467,308	100.00%
Cost of revenues	385,747	80.34	690,438	147.75

Gross (loss) profit	94,375	19.66	(223,130)	(47.75)

Operating expenses	2,538,641	528.75	1,860,808	398.20

Loss from operations	(2,444,266)	(509.09)	(2,083,938)	(445.95)

Other expense, net	(1,954,499)	(407.08)	(1,455,872)	(311.54)

Net loss	$(4,398,765)	(916.18)%	$(3,539,810)	(757.49)%
Net loss per common share	$(0.24)		$(0.19)

Revenues

Revenues for 2012 and 2011 comprise the following:

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
Subscription fees	$260,752	$363,040	$(102,288)	(28.18)%
Professional service fees	50,122	1,067	49,055	4,597.49%
License fees	93,833	-	93,833	100.00%
Hosting fees	1,296	216	1,080	500.00%
Other revenue	74,119	102,985	(28,866)	(28.03)%
Total revenues	$480,122	$467,308	$12,814	2.74%

Revenues increased 3% to $480,000 in 2012 from $467,000 in 2011. Our overall increase in revenues was the result of increased professional service, licensing fees and hosting fees offset by a decrease in subscription fees.  Select items are discussed in detail below.

Subscription Fees

Revenues from subscription fees for 2012 and 2011 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
Subscription fees	$260,752	$363,040	$(102,288)	(28.18)%
Percent of total revenues	54.31%	77.69%

Revenue from subscription fees decreased 28% to $261,000 in 2012 from $363,000 in 2011. This decrease is primarily attributable to the Company’s decision to terminate our relationship with a direct-selling organization.

Professional Service Fees

Revenues from professional service fees for 2012 and 2011 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
Professional service fees	$50,122	$1,067	$49,055	4,597.49%
Percent of total revenues	10.44%	0.23%

Revenue from professional service fees increased to $50,000 in 2012 from $1,000 in 2011. This increase was due to requests from customers for additional project consulting services related to the MobileSmith™ platform product.

License Fees

Revenues from license fees for 2012 and 2011 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
License fees	$93,833	$-	$93,833	100.0%
Percent of total revenues	20.00%	0.00%

Revenue from license fees increased 100% to $94,000 in 2012 from $0 in 2011. These revenues are the results of new customers licensing our MobileSmith™ platform product in 2012.

Hosting Fees

Revenues from hosting fees for 2012 and 2011 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
Hosting fees	$1,296	$216	$1,080	500.00%
Percent of total revenues	0.27%	0.05%

Hosting fees for 2012 increased to $1,296 from $216 in 2011as we provide customers with hosting services in conjunction with our MobileSmith™ platform product.

Other Revenue

Revenues from other sources for 2012 and 2011 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
Other revenue	$74,119	$102,985	$(28,866)	(28.03)%
Percent of total revenues	15.44%	22.04%

Revenue from non-core activities decreased 28% to $74,000 in 2012 from $103,000 in 2011. This decrease is primarily attributable to a decrease in merchant credit card charges that we charged our customers.

Cost of Revenues

Cost of revenues for 2012 and 2011 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
Cost of revenues	$385,747	$690,438	$(304,691)	(44.13)%
Percent of total revenues	80.34%	147.75%

Cost of revenues decreased 44% to $0.4 million in 2012 from $0.7 million in 2011. This decrease is directly related to the decrease in direct costs required to provide the MobileSmith™ product during 2012.

Operating Expenses

Operating expenses for 2012 and 2011 were comprised of the following:

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
General and administrative	$1,330,214	$1,093,215	$236,999	21.68%
Sales and marketing	866,221	564,053	302,168	53.57%
Research and development	541,605	375,124	166,481	44.38%
(Gain) on legal settlements	(199,399)	(177,169)	(22,230)	(12.55)%
Loss on disposal of assets, net	-	5,585	(5,585)	(100.0)%
Total operating expenses	$2,538,641	$1,860,808	$677,833	36.43%

Operating expenses increased 36% to $2.5 million in 2012 from $1.9 million in 2011. This increase was primarily related to an increase in general and administrative fees of $237,000, $302,000 of sales and marketing costs, and $166,000 of research and development costs during 2012.

General and Administrative

General and administrative expenses for 2012 and 2011 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
General and administrative	$1,330,214	$1,093,215	$236,999	21.68%
Percent of total revenues	277.06%	233.94%

General and administrative expenses increased 22% to $1.3 million in 2012 from $1.1 million in 2011. This increase was primarily related to the combined increase of $28,000 in employee compensation, $46,000 in legal fees, $20,000 in management and Board of Director related travel, $46,000 of consulting fees, $12,000 of additional fees to the Board of Directors, and $57,000 in additional banking and financing costs over the amounts incurred in 2011. The increased fees included amounts expended for the resolution of the compromise of our internal corporate network, including fees paid to legal counsel to assist with the related insurance claims.

Sales and Marketing

Sales and marketing expenses for 2012 and 2011 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
Sales and marketing	$866,221	$564,053	$302,168	53.57%
Percent of total revenues	180.42%	120.7%

Sales and marketing expenses increased 54% to $866,000 in 2012 from $564,000 in 2011. This increase is primarily attributable to an increase of $196,000 related to the growth of the sales and marketing team, an increase in recruiting fees of $17,000, an increase in travel of $51,000 required to support the increased efforts, a net increase in costs for trade shows, press releases, email marketing, advertising and administration of $38,000 as compared to 2011.

Research and Development

Research and development expenses for 2012 and 2011 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
Research and development	$541,605	$375,124	$166,481	44.38%
Percent of total revenues	112.81%	80.3%

Research and development expenses increased 44% to $542,000 in 2012 from $375,000 in 2011. This net increase is primarily attributable to the growth of the professional development team during 2012.

Gain on legal settlements

Gain on legal settlements for 2012 and 2011 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
(Gain) on legal settlements	$(199,399)	$(177,169)	$(22,230)	(12.55)%
Percent of total revenues	(41.53)%	(37.9)%

The increase in gain on legal settlements of $22,000 is primarily attributable to a series of small settlements during 2012 that accumulated to an amount larger than the total settlement in 2011.  There were no large settlements in 2012.

Loss on disposal of assets

 Loss on disposal of assets for 2012 and 2011 are as follows:

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
Loss on disposal of assets	$-	$5,585	$(5,585)	(100.00)%
Percent of total revenues	-%	1.2%

There were no sales of assets during 2012.

Other Income (Expense)

Other income (expense) for the years 2012 and 2011 comprise the following:

	Years Ended December 31,		Change
	2012	2011	Dollars	Percent
Interest expense, net	$(1,659,499)	$(1,308,372)	$(351,127)	(26.84)%
Change in market value of settlement related financial instruments	(295,000)	(147,500)	(147,500)	(100.00)%
Total other (expense) income	$(1,954,499)	$(1,455,872)	$(498,627)	(34.25)%

Interest expense, net – Interest expense for 2012 increased 27% to $1.7 million compared to $1.3 million for 2011 due to the increased borrowings required for continued operations during 2012.

Change in market value of settlement related financial instruments – The shares to settle the Class Action lawsuit have not been issued.  Therefore, according to US GAAP, the liability for the Class Action lawsuit settlement is currently accounted for as a Financial Instrument which was initially valued at $1,622,500 at the date of the District Court’s approval and is now recorded at $2,065,000 due to an increase in the per share price of our common stock at December 31, 2012.

Provision for Income Taxes

We did not record a provision for income tax expense in 2012 or 2011 because we have been generating net losses. Furthermore, we have not recorded an income tax benefit for 2012 or 2011 primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding our ability to realize deferred tax assets to warrant a full valuation allowance in our financial statements. As of December 31, 2012, we had approximately $70 million in net operating loss carryforwards, which may be utilized to offset future taxable income.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Liquidity and Capital Resources

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures and debt service. As of December 31, 2012, our principal sources of liquidity were cash and cash (including IDB restricted cash of $131,000 ) equivalents totaling $190,000 and current accounts receivable of $36,000, as compared to $236,000 of cash and cash equivalents and $7,000 in accounts receivable as of December 31, 2011. As of December 31, 2012, we had drawn $5.0 million on the IDB Credit Facility, discussed below under “Debt Financing.”. Deferred revenue at December 31, 2012 was $88,000 as compared to $32,000 at December 31, 2011.

As of March 21, 2013, our principal sources of liquidity were cash and cash equivalents totaling approximately $271,000 and $57,000 of accounts receivable. As of March 21, 2013, we also have the ability to call up to approximately $1.34 million of additional funding from our convertible noteholders. The Board of the Company is currently in discussion with the Noteholders’ Representative to increase the convertible note facility by an additional $5 million.

Cash Flows

During the year ended December 31, 2012, our working capital deficit decreased by approximately $186,000 to $7,460,000 from a working capital deficit of $7,646,000 at December 31, 2011. As described more fully below, the working capital deficit at December 31, 2012 is primarily attributable to negative cash flows from operations, offset in part by net debt borrowings.

Cash Flows from Operating Activities

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
Net cash used in operating activities	$4,432,060	$4,603,845	$(171,785)	(3.73)%

Net cash used in operating activities decreased 4% to $4.4 million in 2012 from $4.6 million in 2011. The decrease is primarily attributable to significant non-cash expenses of $130,000 included in Net Loss and a net increase in short term liabilities of $41,000 during 2012.

Cash Flows from Investing Activities

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
Net cash used in investing activities	$625,131	$226,633	$398,498	175.83%

Net cash used in investing activities increased 176% to $625,000 in 2012 from $227,000 in 2011. This increase is attributable to the purchase of computer hardware of $25,000, the capitalized costs for preparing and registering patent documentation, the purchase of a software license for $75,000 and the capitalization of $500,000 in software development costs during 2012 all of which are an increase of $398,000 more than the same amounts in 2011.

Cash Flows from Financing Activities

	Years Ended December 31,		Year-Over-Year Change
	2012	2011	Dollars	Percent
Net cash provided by financing activities	$4,950,510	$4,135,408	$815,102	19.71%

Net cash provided by financing activities increased 20% to $5.0 million in 2012 from $4.1 million in 2011. This increase is primarily due to additional net proceeds from borrowing activities, namely additional loans from the Noteholders, as described below.

Debt Financing.

On December 6, 2010, the Company entered into (i) a $6,500,000 Promissory Note, or the IDB Note, as borrower, and (ii) a Letter Agreement for a $6,500,000 Term Loan Facility, IDB, as lender.

The total of all amounts borrowed under the initial IDB Credit Facility had to be drawn by June 10, 2011.   The Company borrowed $5,000,000 during the initial term of the loan, which was originally due May 31, 2012.  On May 31, 2012, the Company extended its IDB Credit Facility for an additional one-year period for the $5,000,000 already outstanding, and the Company deposited $250,000 in a restricted cash account held at IDB for future interest payments.  The balance in the restricted account as of December 31, 2012 was $131,103 due to the payment of interest as stipulated in the Credit Facility documents. All other terms remain the same.

Until February 7, 2013, Atlas was a beneficial owner of 40% of the common stock of the Company, and the holder of a majority of the aggregate outstanding principal amount, or the Requisite Percentage Holder, of the Notes under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended, or the Note Purchase Agreement, between the Company and the convertible noteholders, under which the Company is entitled to elect to sell to the convertible noteholders, and the convertible noteholders are obligated to buy, Notes.   On February 7, 2013, Mr. Avy Lugassy, a principal with Atlas, and the beneficial owner of 7,330,269 shares of common stock of the Company, which shares represent approximately 40% of the Company’s outstanding voting securities, transferred such shares from Atlas to Grasford Investments Ltd., a British Virgin Islands company, which is owned and controlled by Mr. Lugassy.  Atlas will remain the holder of a majority of the aggregate outstanding principal amount of the Company’s Notes.

Sales of Notes to the convertible noteholders are subject to certain conditions, including the absence of events or conditions that could reasonably be expected to have a material adverse effect on the ability of the Company to perform its obligations under the Note Purchase Agreement.

As of December 31, 2012, the Company had $20.5 million aggregate principal amount of Notes due November 14, 2016 outstanding, after the $200,000 reduction of such current outstanding debt on account of the sale-leaseback described in Item 8, Note 6 “Notes Payable” below. The Notes have been sold as follows:

	Through the Year ended December 31, 2012
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Restated Due Date

Atlas Capital	November 14, 2007	$2,050,000	8%	11/14/2016
Crystal Management	November 14, 2007	$500,000	8%	11/14/2016
William Furr	November 14, 2007	$250,000	8%	11/14/2016
Blueline Fund	November 14, 2007	$500,000	8%	11/14/2016
Atlas Capital	August 12, 2008	$1,250,000	8%	11/14/2016
Crystal Management	August 12, 2008	$250,000	8%	11/14/2016
UBP, Union Bancaire Privee	November 21, 2008	$250,000	8%	11/14/2016
HSBC Private Bank (Suisse), SA	November 21, 2008	$250,000	8%	11/14/2016
Atlas Capital	January 6, 2009	$500,000	8%	11/14/2016
Atlas Capital	February 24, 2009	$500,000	8%	11/14/2016
Atlas Capital	April 3, 2009	$500,000	8%	11/14/2016
Atlas Capital	June 2, 2009	$500,000	8%	11/14/2016
Atlas Capital	July 16, 2009	$250,000	8%	11/14/2016
Atlas Capital	August 26, 2009	$250,000	8%	11/14/2016
Atlas Capital	September 8,2009	$250,000	8%	11/14/2016
Atlas Capital	October 5, 2009	$250,000	8%	11/14/2016
UBP, Union Bancaire Privee	October 9, 2009	$250,000	8%	11/14/2016
Atlas Capital	November 6, 2009	$500,000	8%	11/14/2016
Atlas Capital	December 23, 2009	$750,000	8%	11/14/2016
Atlas Capital	February 11, 2010	$500,000	8%	11/14/2016
Atlas Capital	April 1, 2010	$350,000	8%	11/14/2016
Atlas Capital	June 2, 2010	$600,000	8%	11/14/2016
Atlas Capital	July 1, 2010	$250,000	8%	11/14/2016
Atlas Capital	August 13, 2010	$100,000	8%	11/14/2016
Atlas Capital	August 30, 2010	$200,000	8%	11/14/2016
Atlas Capital	September 14, 2010	$300,000	8%	11/14/2016
Atlas Capital	September 30, 2010	$300,000	8%	11/14/2016
Atlas Capital	November 9, 2010	$300,000	8%	11/14/2016
Atlas Capital	February 7, 2011	$250,000	8%	11/14/2016
Atlas Capital	March 4, 2011	$325,000	8%	11/14/2016
Atlas Capital	April 6, 2011	$400,000	8%	11/14/2016
UBP, Union Bancaire Privee	May 4, 2011	$400,000	8%	11/14/2016
Atlas Capital	September 6, 2011	$500,000	8%	11/14/2016
Atlas Capital	October 11, 2011	$300,000	8%	11/14/2016
Atlas Capital	November 7, 2011	$300,000	8%	11/14/2016
UBP, Union Bancaire Privee	December 14,2011	$500,000	8%	11/14/2016
Atlas Capital	January 5, 2012	$350,000	8%	11/14/2016
Atlas Capital	February 10, 2012	350,000	8%	11/14/2016
UBP, Union Bancaire Privee	March 9, 2012	$375,000	8%	11/14/2016
Atlas Capital	April 2, 2012	$350,000	8%	11/14/2016
UBP, Union Bancaire Privee	May 8, 2012	$300,000	8%	11/14/2016
Atlas Capital	May 25, 2012	$200,000	8%	11/14/2016
UBP, Union Bancaire Privee	June 13, 2012	$400,000	8%	11/14/2016
UBP, Union Bancaire Privee	July 3, 2012	$450,000	8%	11/14/2016
UBP, Union Bancaire Privee	August 8, 2012	$350,000	8%	11/14/2016
UBP, Union Bancaire Privee	September 7, 2012	$500,000	8%	11/14/2016
UBP, Union Bancaire Privee	October 1, 2012	$350,000	8%	11/14/2016
Atlas Capital	October 15, 2012	$200,000	8%	11/14/2016
UBP, Union Bancaire Privee	October 31, 2012	$100,000	8%	11/14/2016
UBP, Union Bancaire Privee	November 14, 2012	$475,000	8%	11/14/2016
UBP, Union Bancaire Privee	December 13, 2012	$275,000	8%	11/14/2016
Less – lease conversion	September 4, 2009	$(200,000)

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

On January 7, 2013, the Company sold a Note to UBP, Union Bancaire Privee in the principal amount of $375,000, on January 29, 2013, the Company sold a Note to UBP, Union Bancaire Privee in the principal amount of $450,000, and on February 27, 2013, the Company sold a Note to UBP, Union Bancaire Privee in the amount of $435,000, each due November 14, 2016, upon substantially the same terms and conditions as the previously issued Notes.

On the earlier of the maturity date of November 14, 2016 or a merger or acquisition or other transaction pursuant to which our existing stockholders hold less than 50% of the surviving entity, or the sale of all or substantially all of our assets, or similar transaction, or event of default, each noteholder in its sole discretion shall have the option to:

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

The Notes and the common stock into which they may be converted have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the Notes were made pursuant to Regulation D or in reliance on Section 4(2) of the Securities Act and only made to accredited investors.  The Noteholders of the initial Notes include (i) The Blueline Fund, which originally recommended Philippe Pouponnot, one of our former directors, for appointment to the Board of Directors; (ii) Atlas, an affiliate that originally recommended Shlomo Elia, one of our current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd., which is owned by Doron Roethler, the former Chairman of our Board of Directors and former Interim Chief Executive Officer and who currently serves as the noteholders' bond representative. As of December 31, 2012, $14.725 million of the Notes were owned by affiliates of the Company.

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

Going Concern

We have not yet achieved positive cash flows from operations, and our main sources of funds for our operations are the sale of securities in private placements, the sale of additional Notes, and a bank line of credit. We must continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, funds available from our existing line of credit (which expires May 2013, as described above), placement of a new line of credit and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 2 to 3 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.  The distribution of the Class Action settlement shares will cause current shareholders to be further diluted due to the issuance of an additional 1,475,000 shares of common stock pursuant to the terms of the agreement.

Our independent registered public accounting firm has issued an explanatory paragraph in their report included in this Annual Report on Form 10-K for the year ended December 31, 2012 in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Smart Online, Inc.
Durham, North Carolina

We have audited the accompanying balance sheets of Smart Online, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
April 1, 2013

SMART ONLINE, INC.
BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$58,458	$165,139
Restricted cash	131,103	70,445
Accounts receivable, net	36,050	6,630
Prepaid expenses	96,670	53,073
Total current assets	322,281	295,287
Property and equipment, net	164,941	164,657
Capitalized software, net	618,557	172,510
Intangible assets, net	130,057	117,685
Other assets	19,440	16,836
TOTAL ASSETS	$1,255,276	$766,975

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$217,174	$580,850
Notes payable	5,041,741	5,037,815
Deferred revenue	87,946	31,658
Settlement related financial instrument liability (See note 3)	2,065,000	1,770,000
Accrued liabilities	370,340	520,967
Total current liabilities	7,782,201	7,941,290
Long-term liabilities:
Notes payable – Related Party (See note 6 )	14,725,000	13,275,000
Notes payable – Other	5,907,318	2,350,075
Deferred revenue	1,028	1,505
Total long-term liabilities	20,633,346	15,626,580
Total liabilities	28,415,547	23,567,870
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,352,542 and 18,342,542 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	18,353	18,353
Additional paid-in capital	67,157,841	67,118,452
Accumulated deficit	(94,336,465)	(89,937,700)
Total stockholders’ deficit	(27,160,271)	(22,800,895)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,255,276	$766,975

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011
REVENUES:
Subscription fees	$260,752	$363,040
Professional service fees	50,122	1,067
License fees	93,833	-
Hosting fees	1,296	216
Other revenue	74,119	102,985
Total revenues	480,122	467,308

COST OF REVENUES	385,747	690,438

GROSS PROFIT (LOSS)	94,375	(223,130)

OPERATING EXPENSES:
General and administrative	1,330,214	1,093,215
Sales and marketing	866,221	564,053
Research and development	541,605	375,124
(Gain) on legal settlements	(199,399)	(177,169)
Loss on disposal of assets, net	-	5,585

Total operating expenses	2,538,641	1,860,808

LOSS FROM OPERATIONS	(2,444,266)	(2,083,938)

OTHER (EXPENSE):
Interest expense, net	(1,659,499)	(1,308,372)
Change in market value of settlement related financial instrument (See note 3)	(295,000)	(147,500)
Total other expense	(1,954,499)	(1,455,872)

NET LOSS	$(4,398,765)	$(3,539,810)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.24)	$(0.19)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and fully diluted	18,352,542	18,352,542

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,398,765)	$(3,539,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,428	44,119
Stock-based compensation	39,389	47,894
Loss on disposal of assets	-	5,585
Changes in assets and liabilities:
Accounts receivable	(26,420)	2,301
Notes receivable	(3,000)	-
Prepaid expenses	(43,596)	111,619
Other assets	(2,604)	(11,836)
Accounts payable	(288,675)	(45,909)
Deferred revenue	55,810	10,597
Accrued and other expenses	144,373	(1,228,405)
Net cash used in operating activities	(4,432,060)	(4,603,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24,989)	(11,438)
Patent development costs	(25,292)	(9,151)
Purchase of software license	(75,000)	(33,534)
Capitalized software	(499,850)	(172,510)
Net cash used in investing activities	(625,131)	(226,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash placed at IDB Bank	(281,391)	-
Restricted cash used to pay IDB interest and fees	220,733	179,553
Proceeds from debt borrowings	5,027,565	3,975,000
Repayments of debt borrowings	(16,397)	(19,145)

Net cash provided by financing activities	4,950,510	4,135,408

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(106,681)	(695,070)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	165,139	860,209
CASH AND CASH EQUIVALENTS, END OF YEAR	$58,458	$165,139

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,617,810	$1,271,286

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional
	Shares	$0.001 Par Value	Paid-In Capital	Accumulated Deficit	Totals

BALANCES, DECEMBER 31, 2010	18,342,542	18,343	$67,070,568	$(86,397,890)	$(19,308,979)

Equity-based compensation	10,000	10	47,884	-	47,894
Net loss	-	-	-	(3,539,810)	(3,539,810)
BALANCES, DECEMBER 31, 2011	18,352,542	18,353	$67,118,452	$(89,937,700)	$(22,800,895)

Equity-based compensation	-	-	39,389	-	39,389

Net loss	-	-	-	(4,398,765)	(4,398,765)
BALANCES, DECEMBER 31, 2012	18,352,542	18,353	$67,157,841	$(94,336,465)	$(27,160,271)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	SUMMARY OF BUSINESS AND DESCRIPTION OF GOING CONCERN

Description of Business and Going Concern - Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and   services tailored to mobile devices that are delivered via a Software-as-a-Service (“SaaS”) model. The Company’s principal products and services include:

-	Mobile device applications used to provide specialized communications and e-commerce opportunities for businesses and not-for-profit organizations.
-	SaaS applications for business management, web marketing, and e-commerce;
-	Software business tools that assist customers in developing written content;
-	Services that are designed to complement our product offerings and allow us to create custom business solutions that fit our end users’ and channel partners’ needs;
-	Services that assist not-for-profit organizations in their fundraising efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2012 and 2011, the Company incurred net losses as well as negative cash flows, and at December 31, 2012 and 2011, had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. At December 31, 2012, the Company does have a commitment from its secured subordinated noteholders to purchase up to an additional $2.8 million in convertible notes, of which $1,260,000 was issued through March 21, 2013 (Note 6). The Company’s future plans include the introduction of its new industry-standard platform, the development of additional new products and applications, and further enhancement of its existing small-business applications and tools.

2.	SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Company’s fiscal year ends December 31. References to fiscal 2012, for example, refer to the fiscal year ended December 31, 2012.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts and temporarily provides unlimited coverage through December 31, 2013 qualifying and participating non-interest bearing transaction accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2012, the Company did not exceed these insured amounts. See Note 10, “Major Customers and Concentration of Credit Risk,” for further discussion of risk within accounts receivable.

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

Intangible Assets and Goodwill - Intangible assets consist of the fee paid for the perpetual license for critical software and costs associated with our patent filings. The Company also owns several copyrights and trademarks related to products, names, and logos used throughout its non-acquired product lines. Management has reviewed the value of each asset and fair values are reflected in our financial statements as of December 31, 2012.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets in accordance with US GAAP. Management tests for the impairment of goodwill and other indefinite lived assets annually.  Management evaluates other long-lived assets whenever events and circumstances indicate that the value may be impaired.  As of December 31, 2012, we reviewed all items included in the category of capitalized software on the basis of actual cost compared to prospective future cash flow generated from future sales.

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

Subscription fees primarily consist of sales of subscriptions to end users. We make subscription sales either on a subscription or on a “for fee” basis. Subscriptions are generally payable on a monthly basis. We typically have a revenue-share arrangement with these marketing partners in order to encourage them to market our products and services to their customers. Subscriptions are generally payable on a monthly basis and are typically paid via credit card of the individual end user. We accrue any payments received in advance of the subscription period as deferred revenue and amortize them over the subscription period. In accordance with our policy to periodically review our accounting policies we determined that certain contracts require the reporting of subscription revenue on a gross basis and others on a net basis according to US GAAP.  On that basis, we continue to report subscription revenue from certain contracts on a gross basis and others on a net basis.

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

The Company began capitalizing the development of the costs associated with the Smart On™ Mobile platform on October 1, 2011. Smart On™ Mobile was rebranded as MobileSmith™ in the first quarter of 2013. The Company demonstrated technological feasibility through the presentation of its working model of the software product. During the three-month period ending December 31, 2011, the company capitalized $172,510 of costs incurred to continue the development of its platform. The Company will continue to capitalize costs associated with the further development of additional app blocks and improvements to its platform. We officially released the product platform on February 28, 2012 and began amortizing the capitalized costs at that date on a straight-line basis over a seven-year period.

US GAAP establishes accounting and reporting standards for research and development. Costs incurred to search for new revenue producing products or services, to significantly improve an existing product, and to formulate design plans in an effort to establish technological feasibility are expensed in the period they are incurred.

Advertising Costs The Company expenses all advertising costs as they are incurred. The amounts charged to sales and marketing expense during 2012 and 2011 were $98,766 and $53,509, respectively.

Stock-Based Compensation The Company follows US GAAP for the recognition of stock based compensation. Total stock-based compensation expense recognized was $39,389 and $47,894 for the years ended December 31, 2012 and 2011, respectively.

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

The fair value of option grants under the Company’s equity compensation plan during the years ended December 31, 2012 and 2011 were estimated using the following weighted average assumptions:

	Year Ended December 31,
	2012	2011
Dividend yield	0.0%	0.0%
Expected volatility	84.62%	73.27%
Risk-free interest rate	1.30%	2.04%
Expected lives (years)	4.0	4.0

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

Net Loss Per Share - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible notes, stock options, and warrants that are computed using the treasury stock method. Shares issuable upon the exercise of stock options, totaling 450,900 and 301,900 shares on December 31, 2012 and 2011, respectively, were excluded from the calculation of common equivalent shares, as the impact was anti-dilutive.

Recently Issued Accounting Pronouncements - No new significant accounting policies were adopted during 2012. There have not been any recently issued pronouncements effective after 2012 that we believe will have a material impact.

Segment reporting

In accordance with US GAAP, the Company has determined that it has a single reporting segment and operating unit structure, specifically the software products and services targeted to small businesses that are delivered via the SaaS model.

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

The Company reviews property, equipment and intangible asset impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  During 2012 and 2011, there was no impairment of intangible assets. (See Note 5 “Intangible Assets”)

3.	BALANCE SHEET ACCOUNTS

Accounts Receivable

	December 31
	2012	2011
Accounts receivable	$36,050	$682,019
Allowance for doubtful accounts	-	(675,389)
	$36,050	$6,630

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

The following tabular presentation reflects the components of derivative assets and liabilities as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Shares into which financial instrument liability can be settled:
Unrestricted shares of common stock, when issued	1,475,000	1,475,000
Settlement related Financial Instrument liability at fair value:
Fair value of unrestricted shares of common stock (Level 1 measurement)	$2,065,000	$1,770,000

The following tabular presentation reflects the (loss) in the fair value of financial instruments for the twelve-month periods ended December 31, 2012 and 2011:

	Year ended December 31, 2012	Year ended December 31, 2011

Change in market value of settlement related financial instruments in the accompanying statement of operations is related to the Class Action settlement approved by the District Court on July 1, 2011
Unrestricted shares of common stock	$(295,000)	$(147,500)

Accrued Liabilities

	Year ended December 31, 2012	Year ended December 31, 2011

Accrued liability - development of the Company’s custom accounting application	$-	$75,436
Legal reserves for settlement of legal fees on behalf of former officers and employees, Michael Nouri and Eric Reza Nouri	67,227	217,227
Estimated Class Action settlement costs
Interest due on Convertible Notes	221,404	179,569
Accrued financing costs	50,000	-
Accrued Payroll	22,985	-
Other accrued items	8,724	48,735
	$370,340	$520,967

Deferred Revenue

Deferred revenue is comprised of the following items:

•	Subscription fees – Short-term and long-term portions of cash received related to one- or two-year subscriptions for domain names and/or e-mail accounts.

•
Professional service fees –Customers purchased licenses and paid professional service fees during 2012 and 2011 to develop a customized mobile application.  The applications were in process at December 31, 2011 and not delivered.  This deferred revenue represents the difference between earned fees and professional service fees that were recognized as professional service fees revenue in 2012 and 2011.

The components of deferred revenue for the periods indicated were as follows:

	December 31, 2012	December 31, 2011

Subscription fees	$88,974	$13,326
Professional service fees	-	19,837
Totals	$88,974	$33,163

Current portion	$87,946	$31,658
Non-current portion	1,028	1,505
Totals	$88,974	$33,163

4.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

Property and equipment consists of the following:

	December 31, 2012	December 31, 2011

Computer hardware	$170,278	$151,450
Computer software	45,986	40,967
Furniture and fixtures	88,946	88,946
Office equipment	15,360	14,218
Leasehold improvements	53,279	53,279
	373,849	348,860
Less accumulated depreciation	(208,908)	(184,203)
Property and equipment, net	$164,941	$164,657

Capitalized software consists of the following:

	December 31, 2012	December 31, 2011

Capitalized software	$672,359	$172,510
Less accumulated amortization	(53,802)	-
Capitalized software, net	$618,557	$172,510

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $91,428 and $44,119, respectively.

The Company began capitalizing the development of the costs associated with the MobileSmith™ platform on October 1, 2011.  The Company demonstrated technological feasibility through the presentation of its working model of the software product.  During the three-month period ending December 31, 2011, the Company capitalized $172,510 of costs incurred to continue the development of its platform.  The Company will continue to capitalize costs associated with the further development of additional app blocks for its platform.  The Company officially released the product platform on February 28, 2012 and began amortizing the capitalized costs at that date on a straight-line basis over a seven-year period.

5.	INTANGIBLE ASSETS

The following table summarizes information about intangible assets at December 31, 2012:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments)

Acquired license and costs	108,534	7	-	12,920	95,614
Patent development and application costs	34,443	20	-	-	34,443
Totals	$142,977		$-	$12,920	$130,057

The following table summarizes information about intangible assets at December 31, 2011:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments)

Acquired license and costs	$108,534	7	$-	$-	$108,534
Patent development and application costs	9,151	20	-	-	9,151
Totals	$117,685		$-	$-	$117,685

In December 2011, the Company acquired a perpetual software license for $100,000 plus associated legal fees.  The intellectual property acquired enabled the Company to reduce the cost to bring new products to market.

For the years ended December 31, 2012 and 2011, the aggregate amortization expense on the above intangibles was approximately $12,920 and $ 0, respectively. The aggregate amortization expense for the years ending December 31, 2013 through 2017 is expected to be $26,000 for each respective year.

6.	NOTES PAYABLE

As of December 31, 2012, the Company had notes payable totaling $25,674,059. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	Total	Maturity	Rate

IDB Bank	$5,000,000	$-	5,000,000	May 2013	4%
Insurance premium note	23,987	-	23,987	June 2013	6.9%
Various capital leases	17,754	132,318	150,072	August 2019	8.0%
Convertible notes	-	20,500,000	20,500,000	Nov 2016	8.0%
Totals	$5,041,741	$20,632,318	$25,674,059

As of December 31, 2011, the Company had notes payable totaling $20,662,890. The detail of these notes is as follows:

Note Description	Short-Term Portion	Long-Term Portion	Total	Maturity	Rate

IDB Bank	$5,000,000	$-	$5,000,000	May 2012	4%
Insurance premium note	21,421	-	21,421	Jun 2012	6.1%
Various capital leases	16,394	150,075	166,469	Various	8.0-18.9%
Convertible notes	-	15,475,000	15,475,000	Nov 2016	8.0%
Totals	$5,037,815	$15,625,075	$20,662,890

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

	As of December 31, 2012
Note Buyer	Date of Purchase	Amount of Convertible Note	Interest Rate	Restated Due Date

Atlas Capital	November 14, 2007	$2,050,000	8%	11/14/2016
Crystal Management	November 14, 2007	$500,000	8%	11/14/2016
William Furr	November 14, 2007	$250,000	8%	11/14/2016
Blueline Fund	November 14, 2007	$500,000	8%	11/14/2016
Atlas Capital	August 12, 2008	$1,250,000	8%	11/14/2016
Crystal Management	August 12, 2008	$250,000	8%	11/14/2016
UBP, Union Bancaire Privee	November 21, 2008	$250,000	8%	11/14/2016
HSBC Private Bank (Suisse), SA	November 21, 2008	$250,000	8%	11/14/2016
Atlas Capital	January 6, 2009	$500,000	8%	11/14/2016
Atlas Capital	February 24, 2009	$500,000	8%	11/14/2016
Atlas Capital	April 3, 2009	$500,000	8%	11/14/2016
Atlas Capital	June 2, 2009	$500,000	8%	11/14/2016
Atlas Capital	July 16, 2009	$250,000	8%	11/14/2016
Atlas Capital	August 26, 2009	$250,000	8%	11/14/2016
Atlas Capital	September 8, 2009	$250,000	8%	11/14/2016
Atlas Capital	October 5, 2009	$250,000	8%	11/14/2016
UBP, Union Bancaire Privee	October 9, 2009	$250,000	8%	11/14/2016
Atlas Capital	November 6, 2009	$500,000	8%	11/14/2016
Atlas Capital	December 23, 2009	$750,000	8%	11/14/2016
Atlas Capital	February 11, 2010	$500,000	8%	11/14/2016
Atlas Capital	April 1, 2010	$350,000	8%	11/14/2016
Atlas Capital	June 2, 2010	$600,000	8%	11/14/2016
Atlas Capital	July 1, 2010	$250,000	8%	11/14/2016
Atlas Capital	August 13, 2010	$100,000	8%	11/14/2016
Atlas Capital	August 30, 2010	$200,000	8%	11/14/2016
Atlas Capital	September 14, 2010	$300,000	8%	11/14/2016
Atlas Capital	September 30, 2010	$300,000	8%	11/14/2016
Atlas Capital	November 9, 2010	$300,000	8%	11/14/2016
Atlas Capital	February 7, 2011	$250,000	8%	11/14/2016
Atlas Capital	March 4, 2011	$325,000	8%	11/14/2016
Atlas Capital	April 6, 2011	$400,000	8%	11/14/2016
UBP, Union Bancaire Privee	May 4, 2011	$400,000	8%	11/14/2016
Atlas Capital	September 6, 2011	$500,000	8%	11/14/2016
Atlas Capital	October 11, 2011	$300,000	8%	11/14/2016
Atlas Capital	November 7, 2011	$300,000	8%	11/14/2016
UBP, Union Bancaire Privee	December 14,2011	$500,000	8%	11/14/2016
Atlas Capital	January 5, 2012	$350,000	8%	11/14/2016
Atlas Capital	February 10, 2012	350,000	8%	11/14/2016
UBP, Union Bancaire Privee	March 9, 2012	$375,000	8%	11/14/2016
Atlas Capital	April 2, 2012	$350,000	8%	11/14/2016
UBP, Union Bancaire Privee	May 8, 2012	$300,000	8%	11/14/2016
Atlas Capital	May 25, 2012	$200,000	8%	11/14/2016
UBP, Union Bancaire Privee	June 13, 2012	$400,000	8%	11/14/2016
UBP, Union Bancaire Privee	July 3, 2012	$450,000	8%	11/14/2016
UBP, Union Bancaire Privee	August 8, 2012	$350,000	8%	11/14/2016
UBP, Union Bancaire Privee	September 7, 2012	$500,000	8%	11/14/2016
UBP, Union Bancaire Privee	October 1, 2012	$350,000	8%	11/14/2016
Atlas Capital	October 15, 2012	$200,000	8%	11/14/2016
UBP, Union Bancaire Privee	October 31, 2012	$100,000	8%	11/14/2016
UBP, Union Bancaire Privee	November 14, 2012	$475,000	8%	11/14/2016
UBP, Union Bancaire Privee	December 13, 2012	$275,000	8%	11/14/2016
Less – lease conversion	September 4, 2009	$(200,000)
		20,500,000

On February 24, 2009, the maturity date definition for each of the Notes was changed from November 14, 2010 to the date upon which the note is due and payable, which was the earlier of (1) November 14, 2013, (2) a change of control, or (3) if an event of default occurs, the date upon which noteholders accelerate the indebtedness evidenced by the Notes. The formula for calculating the conversion price of the Notes was also amended such that the conversion price of each outstanding note and any additional note sold in the future would be the same and set at the lowest applicable conversion price, as described below.

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

On the earlier of the maturity date of November 14, 2016 or a merger or acquisition or other transaction pursuant to which our existing stockholders hold less than 50% of the surviving entity, or the sale of all or substantially all of our assets, or similar transaction, or event of default, each noteholder in its sole discretion shall have the option to:

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

●	the average of the high and low prices of the Company’s common stock on the OTCBB averaged over the five trading days prior to the closing date of the issuance of such Note:

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

The Notes and the common stock into which they may be converted have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the Notes were made pursuant to Regulation D or in reliance on Section 4(2), now section 4(a)(2), of the Securities Act of 1933 (the "Securities Act") and only made to accredited investors. The noteholders of the initial Notes included (i) The Blueline Fund, (ii) Atlas, an affiliate that originally recommended Shlomo Elia, one of our current directors, for appointment to the Board of Directors; (iii) Crystal Management Ltd., which is owned by Doron Roethler, the former Chairman of our Board of Directors and former Interim Chief Executive Officer and who currently serves as the noteholders’ bond representative; and (iv) William Furr, who is the father of Thomas Furr, who, at the time, was one of our directors and executive officers. The noteholders of the additional Notes are Atlas and Crystal Management Ltd.  As of December 31, 2012, $14.725 million of the Notes were owned by affiliates of the Company.

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

Lines of Credit

On December 6, 2010, the Company entered into (i) a $6,500,000 Promissory Note (the "IDB Note"), as borrower, and (ii) a Letter Agreement for the $6,500,000 Term Loan Facility, each with Israel Discount Bank of New York ("IDB") as lender.

The total of all amounts borrowed under the initial IDB Credit Facility had to be drawn by June 10, 2011. The Company borrowed $5,000,000 during the initial term of the loan, which was originally due May 31, 2012. On May 31, 2012, the Company extended its IDB Credit Facility for an additional one-year period for the $5,000,000 already outstanding, and the Company deposited $250,000 in a restricted cash account held at IDB for future payments. The balance in the restricted account as of December 31, 2012 was $131,103 due to the payment of interest as stipulated in the Credit Facility documents.

Until February 7, 2013, Atlas was a beneficial owner of 40% of the common stock of the Company, and the holder of a majority of the aggregate outstanding principal amount, or the Requisite Percentage Holder, of the Notes under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended, or the Note Purchase Agreement, between the Company and the convertible noteholders, under which the Company is entitled to elect to sell to the convertible noteholders, and the convertible noteholders are obligated to buy, Notes.   On February 7, 2013, Mr. Avy Lugassy, a principal with Atlas, and the beneficial owner of 7,330,269 shares of common stock of the Company, which shares represent approximately 40% of the Company’s outstanding voting securities, transferred such shares from Atlas to Grasford Investments Ltd., a British Virgin Islands company, which is owned and controlled by Mr. Lugassy.  Atlas will remain the holder of a majority of the aggregate outstanding principal amount of the Company’s Notes.

Sales of Notes to the convertible noteholders are subject to certain conditions, including the absence of events or conditions that could reasonably be expected to have a material adverse effect on the ability of the Company to perform its obligations under the Note Purchase Agreement.

7.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through August 2019. Total amounts financed under these capital leases were $150,072 and $166,469 at December 31, 2012 and 2011, respectively, net of accumulated amortization of $49,925 and $33,531, respectively. The current and non-current portions of the capital leases have been recorded in current and long-term portions of notes payable on the balance sheets as of December 31, 2012 and 2011. See also Note 6, “Notes Payable.”

In 2008, the Company entered into a non-cancellable sublease to relocate its North Carolina headquarters to another facility near Research Triangle Park in Durham, N.C., under which the Company prepaid rent in the total amount of $450,080 and purchased existing furniture and fixtures for an additional $49,920, which furniture and fixtures were capitalized for depreciation purposes.  Effective May 1, 2010, the sublease was restructured as a direct lease with the owner of the property, with a termination date of September 30, 2011 (the "Lease").  On April 28, 2011, the Company entered into the Lease Amendment (the “Lease Amendment”) with Nottingham Hall IC, LLC (“Nottingham”), extending the termination date of the Lease from September 30, 2011 to November 15, 2013. Current monthly rents are $15,780.

Rent expense for the years ended December 31, 2012 and 2011 was $168,382 and $197,094, respectively.

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

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2012, it had 18,352,542 shares of common stock outstanding. Holders of common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at December 31, 2012 and 2011.

Warrants

As part of the commission paid to Canaccord Adams, Inc. (“CA”), the Company’s placement agent in a transaction that closed in February 2007, CA was issued a warrant to purchase 35,000 shares of the Company’s common stock at an exercise price of $2.55 per share. This warrant expired February 21, 2012.

As of December 31, 2012, there were no warrants outstanding.

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

The following table identifies recent outstanding grants of options:

			Number	Initial	Expense
Date of Grant	Grantee	Title	of Options	Vesting Date	2012	2011
February 1, 2010	Robert Dieterle	VP - General Manager	75,000	February 1, 2011	$11,761	$10,660
October 21, 2010	Employees	Various	68,000	January 15, 2011	$7,474	$9,371
August 1, 2011	Employees	Various	8,400	November 1, 2011	$987	$163
September 14, 011	Robert Brinson	Board Member	20,000	December 15, 2011	$14,103	$1,163
April 1, 2012	Employees	Various	5,000	July 1, 2012	$294	-
May 15, 2012	Employees	Various	12,500	August 15, 2012	$248	-
June 13, 2012	Robert Hancock	VP of Sales	75,000	September 13, 012	$1,188	-
September 11, 2012	Robert Brinson	Chief Executive Officer	75,000	December 11, 2012	$3,334	-

During the second quarter of 2011, we issued 10,000 restricted shares of stock to Mr. Shlomo Elia for his services as a member of the Board of Directors as a result $13,850 of expense was recognized in 2011.  There were no shares of restricted stock canceled during 2012 and 2011 due to terminations and payment of employee tax obligations resulting from share vesting. At December 31, 2012 and 2011, there was $ 0, and $2,850 of unvested expense, respectively, yet to be recorded related to all restricted stock outstanding.

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

A summary of the status of the stock option issuances as of December 31, 2012 and 2011, and changes during the periods ended on these dates is as follows:

	Shares	Weighted Average Exercise Price

BALANCE, December 31, 2010	283,000	$2.34
Granted	28,400	1.21
Exercised	-	-
Canceled	(9,500)	1.10
BALANCE, December 31, 2011	301,900	2.25
Granted	167,500	1.46
Exercised	-	-
Canceled	(18,500)	1.18
BALANCE, December 31, 2012	450,900	$2.02

The following table summarizes information about stock options outstanding at December 31, 2012:

				Currently Exercisable
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
Exercise	Options	Contractual	Exercise	Number of	Exercise
Price	Outstanding	Life (Years)	Price	Shares	Price

$0.90	8,400	8.50	$0.90	2,100	$0.90
$1.10	45,000	7.83	$1.10	22,500	$1.10
$1.14	132,500	7.37	$1.14	62,500	$1.14
$1.35	20,000	8.75	$1.35	20,000	$1.35
$1.45	75,000	9.75	$1.45	-	$1.45
$1.49	5,000	9.33	$1.49	-	$1.49
$1.50	75,000	9.50	$1.50	-	$1.50
$2.50	5,000	3.33	$2.50	5,000	$2.50
$3.25	15,000	5.67	$3.25	15,000	$3.25
$3.50	25,000	1.25	$3.50	25,000	$3.50
$5.00	25,000	2.25	$5.00	25,000	$5.00
$8.61	20,000	2.58	$8.61	20,000	$8.61
Totals	450,900	6.34	$2.65	197,100	$2.90

At December 31, 2012 and 2011, unvested expense yet to be recorded related to all incentive stock options outstanding were $159,485 and $77,320 respectively.  The expenses will be recognized through 2016.  The outstanding options have intrinsic value of $25,050 at December 31, 2012 and $ 0 at 2011.

Dividends - The Company has not paid any cash dividends through December 31, 2012.

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

The balances of deferred tax assets and liabilities are as follows:

	December 31, 2012	December 31, 2011
Net current deferred income tax assets related to:
Allowance for doubtful accounts	$-	$260,000
Depreciation	131,000	114,000
Stock-based expenses	91,000	226,000
Accrued liabilities – litigation expenses	833,000	768,000
Other	7,000	8,000
Net operating loss carryforwards	26,677,000	24,692,000
Total	27,739,000	26,068,000
Less valuation allowance	(27,739,000)	(26,068,000)
Net current deferred income tax	$-	$-

Under US GAAP, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011

Tax benefit computed at statutory rate of 34%	$(1,362,000)	$(1,097,000)
State income tax benefit, net of federal effect	(192,000)	(161,000)
Change in valuation allowance	1,566,000	1,273,000
Permanent differences:
Stock based compensation	(13,000)	(16,000)
Other permanent differences	1,000	1,000
Totals	$-	$-

As of December 31, 2012, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $70 million, which expire between 2012 and 2030. For state tax purposes, the NOL carryforwards expire between 2013 and 2024. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2012.

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

A significant portion of revenues is derived from certain customer relationships. The following is a summary of customers that represent total revenues:

		Year Ended December 31, 2012
	Revenue Type	Revenues	% of Total Revenues

Customer A	Subscription fees/Other revenue	$283,564	59%
Customer B	Subscription fees/Other revenue	49,091	10%
Others	Others	147,467	31%
Total		$480,122	100%

		Year Ended December 31, 2011
	Revenue Type	Revenues	% of Total Revenues

Customer A	Subscription fees/Other revenue	$376,860	81%
Customer B	Subscription fees/Other revenue	86,685	18%
Others	Other revenue	3,763	1%
Total		$467,308	100%

As of December 31, 2012, two customers accounted for 70% of accounts receivable. As of December 31, 2011, one customer accounted for 87% of accounts receivable.

11.	EMPLOYEE BENEFIT PLAN

All full time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $20,928 and $16,346 to the plan during 2012 and 2011, respectively.

12.	SUBSEQUENT EVENTS

 On January 7, 2013, the Company sold a Note to UBP, Union Bancaire Privee in the principal amount of $375,000, on January 29, 2013, the Company sold a Note to UBP, Union Bancaire Privee in the principal amount of $450,000, and on February 27, 2013, the Company sold a Note to UBP, Union Bancaire Privee in the amount of $435,000, each due November 14, 2016, upon substantially the same terms and conditions as the previously issued.

On February 11, 2013, the Company’s Board of Directors elected Ronen Shviki, age 44, as an independent member of the Board of Directors. Mr. Shviki is currently serving as the Vice President for Business Development of Mendelssohn Ltd., an Israeli distribution company, since January 2013. Prior to this, Mr. Shviki served in the Israel Defense Forces as a Colonel in the Army branch. For his service as a director, Mr. Shviki will receive a monthly fee in the amount of $1,500 for his service on the Board of Directors. Mr. Shviki will also be able to participate in the Company’s 2004 Equity Compensation Plan. At the time of his appointment Mr. Shviki received no equity compensation.

On February 7, 2013, Mr. Avy Lugassy, a principal with Atlas, and the beneficial owner of 7,330,269 shares of common stock of the Company, which shares represent approximately 40% of the Company’s outstanding voting securities, transferred such shares from Atlas to Grasford Investments Ltd., a British Virgin Islands company, which is owned and controlled by Mr. Lugassy. Atlas will remain the holder of a majority of the aggregate outstanding principal amount of the Company’s convertible secured subordinated notes.

On March 18, 2013, Mr. Thaddeus J. Shalek notified the Board of Directors of his resignation from his positions with the Company, including as Chief Financial Officer, effective as of 6:00 PM on April 1, 2013. The Board of Directors accepted Mr. Shalek’s resignation and has not elected a new Chief Financial Officer to replace him at this time.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There has been no change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal control over financial reporting was effective as of December 31, 2012.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Information called for in Items 10, 11, 12, 13, and 14 is incorporated by reference from our definitive Proxy Statement relating to our Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2012.

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

4.10	Fifth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Third Amendment to Convertible Secured Subordinated Promissory Notes and Fourth Amendment to Registration Rights Agreement, dated June 13, 2012, by and among Smart Online, Inc., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to Form 8-K, as filed with the SEC on June 19, 2012)

10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

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

10.12*
Form of revised Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director) (incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010

10.13
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.14
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.15
Office Lease Agreement dated May 1, 2010, between Smart Online, Inc. and Nottingham Hall LLC (incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K, as filed with the SEC on March 31, 2011)

10.16
Promissory Note dated December 6, 2010, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York, as lender (incorporated herein by reference to Form 8-K, as filed with the SEC on December 6, 2010)

10.17
Letter Agreement for $6,500,000.00 Term Facility dated December 6, 2010, by Israel Discount Bank of New York, and agreed and accepted by Smart Online, Inc. (incorporated herein by reference to Form 8-K, as filed with the SEC on December 6, 2010)

10.18
First Amendment to Office Lease Agreement dated April 28, 2011, between Smart Online, Inc. and Nottingham Hall LLC (incorporated herein by reference to our Annual Report on Form 10-K, as filed with the SEC on March 20, 2012)

10.19
Promissory Note dated May 31, 2012, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York, as lender (incorporated herein by reference to Exhibit10.1 to Form 8-K, as filed with the SEC on June 6, 2012)

10.20
Guaranty dated May 31, 2012, made by Atlas Capital, SA for the benefit of Israel Discount Bank of New York (incorporated herein by reference to Exhibit 10.2 to Form 8-K, as filed with the SEC on June 6, 2012)

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

101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail (furnished herewith)

_________________
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART ONLINE, INC.

April 1, 2013	By:	/s/ Robert M. Brinson, Jr.
Robert M Brinson, Jr., Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 1, 2013	By:	/s/ Amir Elbaz.
Amir Elbaz, Chairman of the Board of Directors

April 1, 2013	By:	/s/ Robert M. Brinson, Jr.
Robert M. Brinson
Chief Executive Officer and Director

April 1, 2013	By:	/s/ Thaddeus J. Shalek
Thaddeus J. Shalek
Chief Financial Officer and Principal Accounting Officer

April 1, 2013	By:	/s/ Shlomo Elia
Shlomo Elia
Director

April 1, 2013	By:	/s/ Ronen Shviki
Ronen Shviki
Director

April 1, 2013	By	/s/Dror Zoreff
Dror Zoreff
Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

3.2	Sixth Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on January 20, 2010)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

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

4.4
First Amendment to Convertible Secured Subordinated Note Purchase Agreement, dated August 12, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2008)

4.5
Second Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement, dated November 21, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.5 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.6
Third Amendment to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement and Amendment to Convertible Secured Subordinated Promissory Notes, dated February 24, 2009, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.6 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.7
Form of Convertible Secured Subordinated Promissory Note to be issued post January 2009 (incorporated herein by reference to Exhibit 4.7 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.8
Fourth Amendment to Convertible Secured Subordinated Note Purchase Agreement,  Second Amendment to Convertible Secured Subordinated Promissory Notes and Third Amendment to Registration Rights Agreement, dated March 5, 2010, by and among Smart Online, Inc., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2010)

4.9
Form of Convertible Secured Subordinated Promissory Note to be issued post March 5, 2010 (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2010)

4.10
Fifth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Third Amendment to Convertible Secured Subordinated Promissory Notes and Fourth Amendment to Registration Rights Agreement, Dated June 13, 2012, by and among Smart Online, Inc., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to Form 8-K, as filed with the SEC on June 19, 2012)

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

10.12*
Form of revised Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director) (incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010

10.13
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.14
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.15
Office Lease Agreement dated May 1, 2010, between Smart Online, Inc. and Nottingham Hall LLC (incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K, as filed with the SEC on March 31, 2011)

10.16
Promissory Note dated December 6, 2010, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York, as lender (incorporated herein by reference to Form 8-K, as filed with the SEC on December 6, 2010)

10.17
Letter Agreement for $6,500,000.00 Term Facility dated December 6, 2010, by Israel Discount Bank of  New York, and agreed and accepted by Smart Online, Inc. (incorporated herein by reference to Form 8-K, as filed with the SEC on December 6, 2010)

10.18
First Amendment to Lease Agreement dated April 28, 2011, between Smart Online, Inc. and Nottingham Hall LLC (incorporated herein by reference to our Annual Report on Form 10-K, as filed with the SEC on March 20, 2012)

10.19
Promissory Note dated May 31, 2012, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York, as lender (incorporated herein by reference to Exhibit10.1 to Form 8-K, as filed with the SEC on June 6, 2012)

10.20
Guaranty dated May 31, 2012, made by Atlas Capital, SA for the benefit of Israel Discount Bank of New York (incorporated herein by reference to Exhibit 10.2 to Form 8-K, as filed with the SEC on June 6, 2012)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a 14/15d 14

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail (furnished herewith)

__________________
* Management contract or compensatory plan.