Form 10-K/A
period 2012-12-31
SMART ONLINE INC
filed 2013-04-05
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive InformationStatement to be delivered to stockholders in connection with the Annual Meeting of Stockholders planned to be held onJune 13, 2013 are incorporated by reference into Part III.

EXPLANATORY NOTE

Smart Online, Inc., or the Company, is filing this Amendment No. 1 on Form 10-K/A, or the Amendment, to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, or the Original Filing, as originally filed with the Securities and Exchange Commission on April 1, 2013, solely to furnish Exhibit 101—Interactive Data File (XBRL Exhibit), which was updated from the Original Filing in order to make certain labels accurately reflect corresponding labels in the Related Official Filing in accordance with Rule 405 Regulation S-T.

This Amendment does not update any other disclosure to reflect events occurring after the filing of the Original Filing. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The exhibit listed below is furnished herewith in response to this Item.

Exhibit	Description
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows (iv) the Statements of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Online, Inc.

By:	/s/ Robert M. Brinson, Jr.
Robert M. Brinson, Jr.
Chief Executive Officer

Dated:  April 5, 2013