Form 10-K/A
period 2012-12-31
SMART ONLINE INC
filed 2013-04-30
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filer	☐	Smaller reporting company	☑
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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A, or the Amendment, amends the Annual Report on Form 10-K of Smart Online, Inc., or the Company, we, our or us, for the year ended December 31, 2012 that was originally filed with the Securities and Exchange Commission, or the SEC, on April 1, 2013, or the Initial Filing, and amended on April 5, 2013 solely to furnish Exhibit 101—Interactive Data File (XBRL Exhibit), which was updated in order to make certain labels accurately reflect corresponding labels in the Initial Filing in accordance with Rule 405 Regulation S-T. We refer to the Initial Filing as so amended as the Original Filing. This Amendment is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement or definitive information statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file our definitive information statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive information statement into Part III of the Original Filing has been deleted. Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our current executive officers and directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of April 30, 2013:

Name	Age	Position

EXECUTIVE OFFICERS:

Robert Brinson, Jr.	49	Chief Executive Officer (until April 30, 2013), Director
Gleb Mikhailov	33	Chief Financial Officer

NON-EMPLOYEE DIRECTORS:

Shlomo Elia	70	Director
Amir Elbaz	36	Chairman of the Board (Interim Chief Executive Officer beginning May 1, 2013)
Ronen Shviki	44	Director
Dror Zoreff	67	Director

Robert Brinson, Jr., Chief Executive Officer

Chief Executive Officer since September 2012. Mr. Brinson has tendered his resignation, effective as of April 30, 2013, but will continue to serve on the Company’s Board through the end of his term and as a strategic advisor of the Company in 2013. Our Board has appointed Amir Elbaz as interim CEO, effective as of May 1, 2013. The Company expects to appoint Mr. Elbaz as CEO in May 2013. Mr. Brinson served on the Company’s Board since September 2011. From 2005 until 2007, Mr. Brinson was a board member and Chief Technology Officer of IntelliScience Corporation, a developer of intelligent multi-modal image analysis systems and software. In 2007, Mr. Brinson became a board member and Chief Technology Officer of IP Tank, LLC. Mr. Brinson is currently the Chief Visionary Officer of Apokalyyis, Inc., a developer of consultative technology solutions and serves as Chief Technology Officer of Concept Connections and Affirm ID, LLC. Mr. Brinson serves on the boards of directors of Apokalyyis, Inc. and iissee, LLC, a company specializing in local search solutions. He is also a self-employed technology consultant.

In addition to his service as a Board member, Mr. Brinson provided technology and management consulting services to the Company during 2012 and continues to provide those services during 2013.

Gleb Mikhailov, Chief Financial Officer

Chief Financial Officer since April 2013. From January 2013 to March 2013, Mr. Mikhailov served as the Manager of Financial Reporting and SEC Consulting in the SEC Solutions Group of Citrin Cooperman, LLP, an accounting firm providing business solutions and accounting services to middle market companies. From 2005 until 2012, Mr. Mikhailov was employed by EisnerAmper LLP, a full-service advisory and public accounting firm, in its Private Business Services Group and Audit and Assurance Group. He was a Manager at EisnerAmper LLP since 2010. Mr. Mikhailov holds a B.A. in Accounting from Rutgers, The State University of New Jersey and an M.B.A. from Rutgers Business School. Mr. Mikhailov holds a CPA license issued by the State of New Jersey.

Shlomo Elia, Director

Mr. Elia has served on the Company’s Board since November 2006 and was originally recommended for appointment to the Board by Atlas Capital, SA, or Atlas, one of the Company’s stockholders and lenders. Mr. Elia is currently a director and Chairman of the Board of NETZ Holding Ltd., a public Israeli company. Mr. Elia is the founder and a Director of 3Pen Ltd., 3Pen, a private holding company focusing on business opportunities in Internet infrastructure and telecommunications. Prior to founding 3Pen in 1999, Mr. Elia held several senior positions in the Israeli Defense Forces, I.D.F., including the post of the Military Governor of the West-Bank (1982-1984) and Commander of the Liaison Unit for South Lebanon (1984-1985). During his service, among other activities, General Elia was engaged for a year as a Research Fellow in the Institute of International Strategic Affairs at UCLA. Since his retirement from the I.D.F., he has been involved in communication projects in Nigeria and West Africa and construction projects in Romania. Among his civilian activities, Mr. Elia was Chairman of the National Tourist Board in Israel and currently is Chairman of 3Pen Technologies Ltd. and co-chairman of the Israeli Soldiers Welfare Association. Mr. Elia holds a B.A. in Modern History of the Middle-East from Tel Aviv University.

We believe Mr. Elia’s international business expertise and significant management experience will provide constructive insight and perspective to our Board and management.

Amir Elbaz, Chairman of the Board

Mr. Elbaz has served on the Company’s Board since January 2010 and as the Chairman of the Board since November 2012. Mr. Elbaz currently serves as Chief Executive Officer of two companies in the technology and media sectors. Mr. Elbaz also advises technology and renewable energy companies on business strategy, restructuring and business development initiatives. Mr. Elbaz served as the Executive Vice President & Chief Financial Officer of Lithium Technology Corporation until November 2008. Mr. Elbaz joined LTC in 2006 to oversee finances and marketing, as well as business development. Prior to joining LTC, Mr. Elbaz served as a Senior Associate of Arch Hill Capital NV, a Dutch venture firm, from 2005-2006. During 2004 and most of 2005, Mr. Elbaz served as Vice President of Corporate Finance at Yorkville Advisors, where Mr. Elbaz sourced, structured and managed investments in more than a dozen public and private companies. Prior to joining Yorkville Advisors, Mr. Elbaz served for several years as an analyst with the Economic Department in the Procurement Mission of the Israeli Ministry of Defense in New York City. In that capacity, Mr. Elbaz co-headed multi-million dollar negotiations with first tier technology companies, and was in charge of the financial aspects of the day-to-day operations. Mr. Elbaz holds a B.A. from the University of Haifa, Israel, and an MBA in Finance & Investments from Bernard Baruch College, CUNY, New York. Following his MBA graduation, Mr. Elbaz was elected to the International Honorary Finance Society of Beta Gamma Sigma.

We believe Mr. Elbaz’s significant experience in the technology sector, coupled with his extensive financial and economic background provide invaluable insight with respect to our business and technologies.

Ronen Shviki, Director

Mr. Shviki has served on the Company’s Board since February 2013. Since January 2013, Mr. Shviki has served as the Vice President for Business Development of Mendelssohn Ltd., an Israeli distribution company. Prior to this, Mr. Shviki served in the Israel Defense Forces as a Colonel in the Army branch. Mr. Shviki holds a B.A. in Business Administration from Interdisciplinary Center Herzliya and an LLB from Interdisciplinary Center Herzliya.

We believe Mr. Shviki’s extensive marketing and management experience, in addition to his knowledge of the international marketplace, contributes to the strategic composition of the Board.

Dror Zoreff, Director

Mr. Zoreff has served on the Company’s Board since April 2008. Since May 2009, he has served as Chairman of the Board, and since November 2009, he has served as Interim President and Chief Executive Officer. Since 2008, he has served as the President and CEO of Donor Management Services, Inc., a New York-based company that provides major donors, corporations, and foundations a unique set of tools and services to ensure their charitable gifts are properly used and achieve the desired impact. From 1999 to 2008, Mr. Zoreff served as Consultant to the President and CEO of United Retail Group Inc., a specialty retailer of plus size women’s fashions. From 1997 to 1999, he was Vice President of International Operations at Russ Berrie, Inc., a designer, importer, marketer, and distributor of gift and infant and juvenile consumer products. Prior to 1997, Mr. Zoreff held positions with The College of Judea & Samaria, Glenoit Industries Ltd, and the Jewish Agency for Israel. Mr. Zoreff holds a B.A. degree in Business Administration from Manchester University and an M.A. degree in Business Administration from Tel Aviv University.

We believe Mr. Zoreff’s extensive marketing and management experience, in addition to his knowledge of the international marketplace, contributes to the strategic composition of the Board.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its executives, including the principal executive officer, principal financial officer, and principal accounting officer, as defined by applicable rules of the SEC. It is publicly available on the Company’s website at www.mobilesmith.com. If the Company makes any amendments to the Code of Ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Ethics to the Company’s Chief Executive Officer, Chief Financial Officer, or certain other finance executives, the Company will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on the Company’s website at www.mobilesmith.com.

Board Composition and Independence of Directors

The size of the Board is currently fixed at five members; however, only three persons have been nominated for election at our annual meeting of stockholders schedule to be held on June 17, 2013, or the annual meeting. The Board believes that the current number of directors is appropriate at this time, however the Board will consider adding additional members who can bring additional skills and professional connections that can benefit the Company.

The Company’s stock is currently quoted on the OTC Bulletin Board, or OTCBB. The OTCBB does not have rules regarding director independence. Accordingly, we determined that the NASDAQ Stock Market, or Nasdaq, independence requirements are an appropriate standard to determine director independence.

The position of Chairman of the Board is currently held by Amir Elbaz, who is not an executive officer. Robert M. Brinson, Jr. serves as our principal executive officer. Mr. Brinson has tendered his resignation, effective as of April 30, 2013, but will continue to serve as a strategic advisor of the Company in 2013. Our Board has appointed Amir Elbaz as interim Chief Executive Officer, effective as of May 1, 2013. The Company expects to appoint Mr. Elbaz as Chief Executive Officer in May 2013. Nasdaq listing requirements mandate that a majority of the members of a listed company’s board of directors be “independent directors” as defined under Nasdaq Stock Market Rule 5605. Although not currently required, the Board has determined that three of the present directors — Messrs. Elia, Elbaz and Shviki — are “independent directors” within the meaning of Nasdaq Marketplace Rules. Messrs. Elia, Elbaz and Shviki are standing for re-election, and Mr. Elbaz has been appointed interim Chief Executive Officer as of May 1, 2013. Assuming all three nominees are elected at the annual meeting, two of the three directors - Messrs. Elia and Shviki - will be “independent directors” within the meaning of the Nasdaq Marketplace Rules. Mr. Elbaz will not be an “independent director” within the meaning of the Nasdaq Marketplace Rules, but the Board will have a majority of “independent directors” after the annual meeting. The Board believes this current leadership structure provides effective and clear leadership for the Company; however, the Company is currently looking at new leadership structure models in light of the resignation of Mr. Brinson as Chief Executive Officer and the appointment of Amir Elbaz, the current Chairman of the Board, as interim Chief Executive Officer effective as of May 1, 2013.

Risk Oversight

While our management is responsible for assessing and managing risks to the Company, the Board takes an active role, as a whole and also at the committee level, in overseeing the material risks facing the Company, including operational, financial, legal and regulatory and strategic and reputational risks. Risks are considered in virtually every business decision and as part of the Company’s overall business strategy. Our board committees also regularly engage in risk assessment as a part of their regular function. The Audit Committee discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures. Due to the expected decrease in the size of the Board from three to five members, the Board expects to dissolve the Audit Committee and to assume its responsibilities in May 2013. The Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Corporate Governance and Nominating Committee manages risks associated with corporate governance, including risks associated with the independence of the board and reviews risks associated with potential conflicts of interest affecting directors and executive officers of the Company. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire Board is regularly informed through committee reports about such risks. The Board regularly engages in discussion of financial, legal, technological, economic and other risks. Because overseeing risk is an ongoing process that is inherent in the Company’s strategic decisions, our Board discusses risk throughout the year at other meetings in relation to specific proposed actions. Additionally, our Board exercises its risk oversight function in approving new product research and development projects, large marketing engagements, the annual budget and quarterly forecasts and in reviewing the Company’s long-range strategic and financial plans with management.

Attendance at Meetings

The Board held five meetings during the fiscal year ended December 31, 2012. Each incumbent director attended or participated in at least 75% of the aggregate of (1) the number of meetings of the Board held in fiscal year 2012 during the period he served as a director and (2) the number of meetings of committees on which he served that were held during his period of his service as a director.

The Company’s policy is that it expects all directors that are seeking re-election to attend each annual meeting of stockholders, absent good reason. All incumbent directors who held their positions during 2012 and are seeking re-election attended the annual meeting of stockholders in 2012.

Standing Committees

The Company’s Board has three standing committees: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. Copies of the charters of these committees, as they may be amended from time to time, are available on the Company’s website at www.mobilesmith.com.

Audit Committee. Due to the expected decrease in the size of the Board from five to three members, the Board expects to dissolve the Audit Committee and to assume its responsibilities in May 2013.

Compensation Committee. The Compensation Committee is composed of Mr. Elia and Mr. Elbaz. Mr. Elia serves as Chairman of the Compensation Committee. The Company’s Board has determined that Mr. Elia is an  “independent director” within the meaning of the Nasdaq Marketplace Rules.

The Compensation Committee was established by the Company’s Board for the purpose of assisting it in discharging its duties with respect to (1) the formulation, implementation, review, and modification of the compensation of the Company’s officers and directors and (2) the preparation of the annual report on executive compensation for inclusion in the Company’s annual proxy or information statement, if required. The Compensation Committee’s duties include, among other things, setting the compensation for officers and directors, making recommendations to the Board with respect to incentive compensation plans and equity-based compensation plans, approving grants of stock options and other awards under the Company’s 2004 Equity Compensation Plan, and administering the Company’s defined benefit and defined contribution plans, if any.

In fulfilling its responsibilities, the Compensation Committee is entitled to delegate any or all of its responsibilities to a subcommittee of the Compensation Committee, to the extent consistent with applicable law, the Company’s certificate of incorporation, bylaws, corporate governance guidelines, and rules of any exchange or market on which the securities of the Company are then traded if compliance with such rules is required to begin or continue trading.

As part of its review and establishment of the performance criteria and compensation of officers and directors of the Company, the Compensation Committee must separately meet at least annually with the Company’s Chief Executive Officer, the principal human resources executive and compliance officer, and with any other corporate officers as the Compensation Committee deems appropriate. However, the Compensation Committee must also meet regularly without such officers present, and in all cases such officers must not be present at the meetings at which their performance and compensation is being discussed and determined. The Compensation Committee must consult with the Chief Executive Officer regarding compensation of the other officers of the Company. The Compensation Committee has not engaged any compensation consultant to determine or recommend the amount or form of executive and director compensation. The Compensation Committee met one time during 2012.

Corporate Governance and Nominating Committee and Procedures for Director Nominations. The Corporate Governance and Nominating Committee is composed of Mr. Elbaz and Mr. Zoreff. Mr. Zoreff serves as Chairman of the Corporate Governance and Nominating Committee. Messrs. Elbaz and Zoreff are not “independent directors” within the meaning of the Nasdaq Marketplace Rules. Mr. Zoreff has not been nominated for re-election to the Company’s Board at the annual meeting. If the Board adds additional members in the future, the Board will consider appointing that member to the Corporate Governance and Nominating Committee to replace Mr. Zoreff.

The Corporate Governance and Nominating Committee was established by the Board for the purpose of assisting it in discharging its duties with respect to (1) the identification of individuals qualified to become directors and the selection or recommendation of candidates for directorships to be filled by the Board or the stockholders, and (2) the development, maintenance, and recommendation of a set of corporate governance principles applicable to the Company, and the periodic review of such principles. The Corporate Governance and Nominating Committee did not meet during 2012; the Board as a whole met to discuss issues relating to the Company’s corporate governance and nominations.

The Corporate Governance and Nominating Committee is responsible for identifying and selecting or recommending qualified candidates for membership on the Board. In identifying candidates, the Committee takes into account such factors as it considers appropriate, which may include (a) knowledge in the technology industry generally, and Software-as-a-Service specifically, (b) experience in the areas of accounting and finance, (c) mature business judgment, (d) the candidate’s management, leadership, and business strategy experience, (e) the candidate’s ability to manage a crisis, and (f) the candidate’s knowledge of proper corporate governance.

The Corporate Governance and Nominating Committee is responsible for evaluating suggestions concerning possible candidates for election to the Board submitted to the Company, including those submitted by Board members (including self-nominations) and stockholders. All candidates, including those submitted by stockholders, will be evaluated by the Corporate Governance and Nominating Committee on the same basis as other candidates using the Board membership criteria described above and in accordance with applicable procedures. The Corporate Governance and Nominating Committee believes that the minimum qualifications for serving as a Company director are that a candidate demonstrate, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the Board’s oversight of the Company’s business and affairs and have an impeccable record and reputation for honest and ethical conduct in his or her professional and personal activities. Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing Board composition.

Once candidates have been identified, the Corporate Governance and Nominating Committee will determine whether such candidates meet the minimum qualifications for director nominees and will recommend qualified nominees to the Board. In accordance with the Company’s bylaws, proposed nominees must tender, prior to nomination, an irrevocable, conditional letter of resignation that would be effective upon such person being charged with a felony or equivalent offense under the laws of any jurisdiction. The full Board will then approve qualified nominees for appointment or election to the Board. The three nominees for election at the meeting were recommended by the Corporate Governance and Nominating Committee and approved by the full Board.

While the Corporate Governance and Nominating Committee currently has no policy with respect to which it considers diversity in identifying nominees for director, one of our directors has a strong business development and marketing background and another of our directors has a background in accounting, finance, and management. We believe that the backgrounds and skills of our directors bring a diverse range of experience, opinion and perspectives to the Board. Details of each nominee’s strengths are identified in the biographical presentation presented above.

Any stockholder desiring to present a nomination for consideration by the Corporate Governance and Nominating Committee prior to the 2014 Annual Meeting of Stockholders must do so in accordance with the Company’s bylaws.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Company’s Board, its executive officers, and persons who hold more than 10% of its outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon the Company’s review of the Section 16(a) reports in its records for fiscal year 2012 transactions in the Company’s common stock, the Company believes that all reporting requirements under Section 16(a) for fiscal year 2012 were met in a timely manner by its directors, executive officers, and greater than 10% beneficial owners, except that a Form 4 filed by Atlas on October 18, 2012 was filed one business day late.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table shows the annual and long-term compensation, for the fiscal years indicated, of the individual who served as the Company’s Chief Executive Officer and Chief Financial Officer (together, referred to as “the named executive officers”) during fiscal years 2011 and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)		All Other Compensation ($)	Total ($)
Dror Zoreff	2011	$-	$11,564	(3)	$60,000	$60,000
Interim President and Chief Executive Officer (2)	2012	$-	$-		$50,000	$50,000
Robert Brinson, Jr.	2011	$-	$-		$39,720	$39,720
Chief Executive Officer (6)	2012	$-	$-		$83,040	$83,040
Thaddeus J. Shalek	2011	$109,200	$2,698	(5)	$2,184	$114,079
Chief Financial Officer(4)	2012	$109,200	$2,698	(5)	$-	$111,898
_____________
(1)
Amounts do not reflect compensation actually received by the named executive officer. Instead, the amounts represent the amount of compensation cost recognized in fiscal years 2011 and 2012, as applicable, in accordance with United States Generally Accepted Accounting Principles or US GAAP, disregarding any adjustments for forfeiture assumptions. For a discussion of the assumptions used to value these awards, see Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K, as amended.

(2)
Mr. Zoreff served as the Chairman of the Board from May 2009 until November 2012, and as the Company’s Interim President and Chief Executive Officer from November 2009 until September 2012. As Chairman of the Board, Mr. Zoreff received $5,000 per month. He did not otherwise receive a salary in fiscal years 2011 and 2012.

(3)
On March 26, 2010, Mr. Zoreff was granted a nonqualified stock option to purchase 30,000 shares of common stock of the Company, subject to vesting at the rate of twenty-five percent (25%) for each quarter after the date of grant. The stock option is now fully exercisable.

(4)
Mr. Shalek served as the Company’s Interim Chief Financial Officer from August 2009 until September 2010, at which time he was promoted to Chief Financial Officer of the Company. Mr. Shalek resigned from his positions with the Company, including as Chief Financial Officer, effective as of April 1, 2013.

(5)
On October 21, 2010, Mr. Shalek was granted a nonqualified stock option to purchase 15,000 shares of common stock of the Company, subject to vesting at the rate of twenty-five percent (25%) on each anniversary date, beginning on January 1, 2011. As of December 31, 2012, only fifty percent (50%) of the options were vested.

(6)
During 2011, Mr. Brinson served as a member of the Company’s Board of Directors and received $39,720 in compensation paid through Mr. Brinson’s consulting firm pursuant to a services agreement between the consulting firm and the Company. Effective September 11, 2012, Mr. Brinson was appointed Chief Executive Officer. During 2012, Mr. Brinson received total compensation of $83,040 paid through Mr. Brinson’s consulting firm.

Outstanding Equity Awards

The following table provides information about outstanding equity awards held by the named executive officers as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of Securities underlying unexercised Option (#) Unexercisable	Option exercise price ($/Sh)	Option expiration date
Dror Zoreff	15,000	-	$3.25	9/19/2018
	30,000	-	$1.14	3/25/2020
Robert M. Brinson, Jr.	20,000	-	$1.35	9/15/2021
	-	75,000	$1.45	9/11/2022
Thaddeus J. Shalek	11,250	3,750	$1.10	10/20/2020

Termination and Change in Control Arrangements

The Company currently has no arrangements with any of its named executive officers with respect to payments in connection with a termination of their employment or a change in control of the Company.

Compensation of Directors

The following table summarizes the compensation paid to directors for the fiscal year ended December 31, 2012 not covered in the tables above. Mr. Elia did not receive any compensation from us in 2012.

2012 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Amir Elbaz	$32,000	$	$-	$-	$32,000

Restricted Stock Agreements. The restricted stock agreements with Mr. Elia provide that upon a “Change in Control,” the lapsing of restrictions on their restricted stock shall accelerate so as to lapse as to all of such shares on the date of such event.

A “Change in Control” shall be deemed to have occurred on the earliest of the following dates:

(i) the date on which any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than: (A) the Company; (B) a trustee or other fiduciary holding securities under an employee benefit plan of the Company; (c) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company; or (D) the existing holders of capital stock of the Company as of the effective date hereof or their respective affiliates, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than fifty percent (50%) of the combined voting power of the Company’s then outstanding securities; or

(ii) on the condition that the transaction is consummated, the date the shareholders of the Company approve a definitive agreement or plan for: (A) a merger, share exchange, consolidation or reorganization involving the Company and any other corporation or other entity as a result of which securities representing more than fifty percent (50%) of the combined voting power of the Company or of the surviving or resulting corporation or entity are held in the aggregate by persons different than the persons holding those securities (including their affiliates) immediately prior to such transaction; or (B) an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets.

Effective March 26, 2010, the Company’s Board adopted a revised compensation policy, or the Revised Policy. Under the Revised Policy, each non-management member of the Board remained entitled to a fee of $1,500 per month. No additional monetary compensation would be received for committee service or for service as the Chairman of the Board or Chairman of the Audit Committee. However, additional monetary compensation may be awarded at the Chairman of the Board’s discretion for any director incurring overnight travel to attend Board meetings or other functions for the benefit of the Company. In addition, the number of shares underlying equity award grants was decreased to either 20,000 shares (30,000 shares for a non-management director who is appointed the Chairman of the Board) for stock option grants or 10,000 shares (15,000 shares for a non-management director who is appointed the Chairman of the Board) for restricted stock awards.

On October 21, 2010, the Board granted 10,000 shares of restricted stock to Shlomo Elia, the transfer restrictions on which lapse quarterly in 25% increments, commencing January 1, 2011. The restricted stock was provided to Mr. Elia on March 31, 2011. These options were fully vested as of December 31, 2012.

On September 14, 2011, the Board granted Robert M. Brinson, Jr. non-qualified stock options to acquire up to 20,000 shares of common stock at an exercise price of $1.35 per share, representing the fair market value on the date of grant. The options vest quarterly in 25% increments, commencing September 14, 2011. These options were fully vested as of December 31, 2012.

On September 11, 2012 the Board granted Robert M. Brinson, Jr. non-qualified stock options to acquire up to 75,000 shares of common stock at an exercise price of $1.45 per share, representing the fair market value on the date of grant. The options vest quarterly in 25% increments, commencing October 1, 2013. None of these options were vested as of December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders and Share Ownership by Management

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of April 30, 2013 by (i) each person who is known by the Company to beneficially own more than 5% of its common stock; (ii) each person who served as a named executive officer of the Company in fiscal year 2012, (iii) each person serving as a director or nominated for election as a director, and (iv) all current executive officers and directors as a group. Except as otherwise indicated by footnote, to the Company’s knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Beneficial Owner Name and Address(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Avy Lugassy(3) 126 Chemin des Hauts Crets, 1253 Vandoeuvres, Geneva, Switzerland	7,330,269	36.9%
Doron Roethler(4) c/o S. Roethler 134 Aluf David Street Ramat Gan 52236 Israel	2,028,028	10.7%
Shlomo Elia(5)	60,000	*
Dror Zoreff	47,500	*
Amir Albaz	20,000	*
Ronen Shviki	0	*
Robert M. Brinson, Jr.	20,000	*
Thaddeus Shalek	11,250	*
All officers and directors as a group (5 persons)	172,500	*
*Less than 1%		0.9%
____________
(1)	Unless otherwise noted, all addresses are in care of the Company at 4505 Emperor Boulevard, Suite 320, Durham, North Carolina 27703.
(2)
Based upon 18,523,792 shares of common stock outstanding on April 30, 2013. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares that the person has the right to acquire within 60 days of April 30, 2013 through the exercise of any stock options or other rights. Any shares that a person has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Shares held by Grasford Investments Ltd., which is primarily controlled by Mr. Avy Lugassy, principal.
(4)
Includes (i) 1,323,619 shares owned by Greenleaf Ventures Ltd., a British Virgin Islands company, (ii) 121,116 shares owned by Crystal Management Ltd., a company registered in Anguilla, (entities controlled by Mr. Roethler) and (iii) 560,793 shares of common stock owned directly by Doron Roethler, of which 3,750 shares are held pursuant to a restricted stock award as to which restrictions had not lapsed as of April 30, 2013.

(5)	Includes 2,500 shares held pursuant to a restricted stock award as to which all restrictions had not lapsed as of April 30, 2013.
(6)
For all current executive officers and directors as a group, includes a total of 151,250 shares subject to options exercisable within 60 days of April 22, 2013 and 20,000 shares held pursuant to restricted stock awards as to which restrictions had not lapsed as of April 30, 2013.

Arrangements That May Result in a Change in Control

As described in detail under “Certain Relationships and Related Transactions” above, Mr. Avy Lugassy has certain relationships with the Company that, under certain circumstances, could result in Mr. Avy Lugassy obtaining a majority of the Company’s outstanding common stock in the future. As of April 30, 2013, Mr. Avy Lugassy held 7,330,269 shares of the Company’s common stock through Grasford, which represents approximately 40% of the number of shares issued and outstanding, and continues to purchase the Company’s common stock from time to time. As of April 30, 2013, Atlas holds $13,975,000 aggregate principal amount of the Company’s Notes due November 14, 2016, which are convertible into the Company’s common stock on the earlier of November 14, 2016, certain change in control events, or an event of default. If the notes were converted at the conversion price applicable to the Notes as of April 30, 2013, Atlas would receive approximately 8,698,335 shares upon conversion of the Notes.

Equity Compensation Plans

The following table provides information, as of December 31, 2012, regarding the Company’s compensation plans (including individual compensation arrangements) under which the Company is authorized to issue equity securities.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c))
Equity compensation plans approved by security holders	197,100	(1)	$2.90	4,542,430	(2)
Equity compensation plans not approved by security holders	-		-
Total	197,100			4,542,430
_______________
(1)	Consists of shares issuable upon exercise of outstanding options under the Company’s 2004 Equity Compensation Plan.
(2)	All of the shares remaining for future issuance under the 2004 Equity Compensation Plan are available for issuance as options or restricted stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

IDB Credit Facility. On December 6, 2010, the Company entered into (i) a $6,500,000 Promissory Note, or the IDB Note, as borrower, and (ii) a Letter Agreement for a $6,500,000 Term Loan Facility, each with Israel Discount Bank of New York, or IDB, as lender, and together, the IDB Credit Facility.

The total of all amounts borrowed under the initial IDB Credit Facility had to be drawn by June 10, 2011. The Company borrowed $5,000,000 during the initial term of the loan, which was originally due May 31, 2012. On May 31, 2012, the Company extended its IDB Credit Facility for an additional one-year period for the $5,000,000 already outstanding, and the Company deposited $250,000 in a restricted cash account held at IDB for future interest payments. The balance in the restricted account as of December 31, 2012 was $131,103 due to the payment of interest as stipulated in the IDB Credit Facility documents. All other terms remain the same. Our IDB Credit Facility is secured by an irrevocable standby letter of credit issued by UBS Private Bank with Atlas as account party.

Atlas. Until February 7, 2013, Atlas was a beneficial owner of 40% of the common stock of the Company, and the holder of a majority of the aggregate outstanding principal amount, or the Requisite Percentage Holder, of the Notes under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended, or the Note Purchase Agreement, between the Company and the convertible noteholders, under which the Company is entitled to elect to sell to the convertible noteholders, and the convertible noteholders are obligated to buy, Notes. On February 7, 2013, Mr. Avy Lugassy, a principal with Atlas, and the beneficial owner of 7,330,269 shares of common stock of the Company, which shares represent approximately 40% of the Company’s outstanding voting securities, transferred such shares from Atlas to Grasford Investments Ltd., a British Virgin Islands company, or Grasford, which is owned and controlled by Mr. Lugassy. Atlas remains the holder of a majority of the aggregate outstanding principal amount of the Company’s Notes. The terms of the Note Purchase Agreement and the Notes are described in “Sale of Convertible Notes to Certain Affiliates” below.

Sale Leaseback of Company Equipment with Noteholders. On September 4, 2009, the Company entered into a sale-leaseback agreement with the current holders of the Notes. The noteholders paid a market rate cost of $200,000 through the reduction of current outstanding debt under such Notes in exchange for all of the Company’s office furniture, equipment and computers. The noteholders then leased all furniture, equipment and computers back to the Company over a ten (10) year period. The purchase price of $200,000 represented the fair market value of the equipment based on an independent appraisal of the equipment by Dynamic Office Services and Coastal Computers, which are not affiliated with the Company.

Sale of Convertible Notes to Certain Affiliates. As of April 30, 2013, the Company had $22.3 million of Convertible Notes outstanding of which Atlas, an affiliated party, held $14.0 million. The Notes sold to Atlas during 2012 are as follows:

Date of Purchase	Amount of Convertible Note	Interest Rate	Original Maturity Date
January 5, 2012	$350,000	8%	11/14/2016
February 10, 2012	$350,000	8%	11/14/2016
April 2, 2012	$350,000	8%	11/14/2016
May 25, 2012	$200,000	8%	11/14/2016
October 15, 2012	$200,000	8%	11/14/2016

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

If a noteholder elects to convert its notes under the circumstances, the conversion price will be the lowest “applicable conversion price” determined for each Note. The “applicable conversion price” for each Note shall be calculated by multiplying 120% by the lowest of

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

The noteholders of the Notes include, among others, Atlas, an affiliate that originally recommended Shlomo Elia, one of our current directors, for appointment to the Board. The noteholders have designated Doron Roethler as bond representative to act as their agent. So long as the Notes are outstanding, the Company has agreed that it will not take certain actions without approval of the bond representative. Crystal Management Ltd., which owns $750,000 aggregate principal amount of Notes, is owned by Doron Roethler, the former Chairman of the Board and former Interim Chief Executive Officer and who currently serves as the noteholders’ bond representative.

If we propose to file a registration statement to register any of our common stock under the Securities Act of 1934, as amended, in connection with the public offering of such securities solely for cash, subject to certain limitations, we must give each noteholder who has converted its Notes into common stock the opportunity to include such shares of converted common stock in the registration. We have agreed to bear the expenses for any of these registrations, exclusive of any stock transfer taxes, underwriting discounts, and commissions.

Director Independence

As disclosed in Item 10 “Directors, Executive Officers and Corporate Governance”, the Company’s stock is currently quoted on the OTCBB. The OTCBB does not have rules regarding director independence. Accordingly, we determined that the NASDAQ Stock Market, or Nasdaq, independence requirements are an appropriate standard to determine director independence.

Nasdaq listing requirements mandate that a majority of the members of a listed company’s board of directors be “independent directors” as defined under Nasdaq Stock Market Rule 5605. Although not currently required, the Board has determined that three of the present directors — Messrs. Elia, Elbaz and Shviki — are “independent directors” within the meaning of Nasdaq Marketplace Rules. Messrs. Elia, Elbaz and Shviki are standing for re-election, and Mr. Elbaz has been appointed interim Chief Executive Officer as of May 1, 2013. The Company expects to appoint Mr. Elbaz as Chief Executive Officer in May 2013. Assuming all three nominees are elected at the annual meeting, two of the three directors - Messrs. Elia and Shviki - will be “independent directors” within the meaning of the Nasdaq Marketplace Rules. Mr. Elbaz will not be an “independent director” within the meaning of the Nasdaq Marketplace Rules, but the Board will have a majority of “independent directors” after the annual meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant

The report of Cherry, Bekaert & Holland, L.L.P., or Cherry Bekaert, on the financial statements of the Company for each of the fiscal years ended December 31, 2011 and December 31, 2012 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports on the financial statements of the Company for each of the fiscal years ended December 31, 2011 and December 31, 2012 contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2011 and 2012, neither the Company nor anyone on the Company’s behalf consulted with Cherry Bekaert regarding (i) either the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and Cherry Bekaert did not provide any written report or oral advice to the Company that Cherry Bekaert concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Principal Independent Registered Public Accounting Firm Fees and Services

All audit and permissible non-audit services provided by the Company’s independent registered public accounting firm, as well as the fees for such services, must be pre-approved by the Audit Committee. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decisions are reported to the full Audit Committee at a later time. Any pre-approval is generally for the current fiscal year, and any pre-approval is detailed as to the particular service or category of services. All audit and non-audit services provided by the Company’s independent registered public accounting firm during fiscal years 2011 and 2012 were pre-approved by or on behalf of the Audit Committee.

The following table summarizes the fees Cherry Bekaert billed for the last two fiscal years:

	Twelve months ended December 31, 2012	Twelve months ended December 31, 2011
Audit Fees	$113,000	$79,600
Audit-Related Fees	$10,000	None
Tax Fees	None	None
All Other Fees	None	$6,500
Total Fees	$123,000	$86,100

Audit Fees. Aggregate fees billed in 2011 and 2012 for audit services, consisting of the audit of the Company’s 2010 and 2011 annual consolidated financial statements, including the reviews of the Company’s Quarterly Reports on Form 10-Q filed during 2011, and assistance to the Company with its response to SEC comment letters, were $79,600 and $113,000, respectively.

Audit-Related Fees. There were zero and $10,000 in audit-related fees billed by the principal accountant in fiscal years 2011 and 2012, respectively. Audit-related fees in year 2012 relate to additional IT specialist costs incurred in the audit process due to June 28, 2012 incident of internal corporate network being compromised, as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Tax Fees. The principal independent registered public accounting firm did not provide professional services related to tax compliance, tax advice, and tax planning during fiscal years 2011 and 2012.

All Other Fees. The Company was billed zero fees for technical accounting and tax research by the principal independent registered public accounting firm in fiscal year 2012 and $6,500 in 2011.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements.

The response to this portion of Item 15 is included in Part II, Item 8 of the Original Filing.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Part II, Item 8 of the Original Filing.

(a)(3) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 (incorporated herein by reference to Exhibit 31.1 to our Annual Report on Form 10-K, as filed with the SEC on April 1, 2013)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 (incorporated herein by reference to Exhibit 31.2 to our Annual Report on Form 10-K, as filed with the SEC on April 1, 2013)

31.3	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 with respect to Amendment No. 2 to Annual Report on Form 10-K/A

31.4	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 with respect to Amendment No. 2 to Annual Report on Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Online, Inc.

Dated: April 30, 2013	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer