Form 10-Q
period 2013-03-31
SMART ONLINE INC
filed 2013-05-13
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 5, 2013, there were 18,352,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SMART ONLINE, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMART ONLINE, INC.
CONDENSED BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$63,147	$58,458
Restricted cash	98,325	131,103
Accounts receivable, net	40,744	36,050
Prepaid expenses	67,142	96,670
Total current assets	269,358	322,281
Property and equipment, net	174,303	164,941
Capitalized software, net	643,533	618,557
Intangible assets, net	138,875	130,057
Other assets	22,871	19,440
TOTAL ASSETS	$1,248,940	$1,255,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$274,062	$217,174
Notes payable	5,030,208	5,041,741
Deferred revenue	111,111	87,946
Settlement related financial instrument liability	2,065,000	2,065,000
Accrued interest	248,532	221,404
Other accrued liabilities	208,264	148,936
Total current liabilities	7,937,177	7,782,201
Long-term liabilities:
Notes payable-Related Party	14,725,000	14,725,000
Notes payable-Other	7,162,657	5,907,318
Deferred revenue	-	1,028
Total long-term liabilities	21,887,657	20,633,346
Total liabilities	29,824,834	28,415,547
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,352,542 shares issued and outstanding at March 31, 2013 and December 31, 2012	18,353	18,353
Additional paid-in capital	67,170,022	67,157,841
Accumulated deficit	(95,764,269)	(94,336,465)
Total stockholders’ deficit	(28,575,894)	(27,160,271)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,248,940	$1,255,276

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Months Ended
	March 31, 2013	March 31, 2012

REVENUES:
Subscription fees	$8,795	$83,708
Professional service fees	19,834	18,100
License fees	44,513	12,467
Other revenue	108	24,960
Total revenues	73,250	139,235

COST OF REVENUES	155,593	88,396

GROSS PROFIT (LOSS)	(82,343)	50,839

OPERATING EXPENSES:
Sales and marketing	287,312	195,754
Research and development	167,830	16,041
General and administrative	417,981	240,764

Total operating expenses	873,123	452,559

LOSS FROM OPERATIONS	(955,466)	(401,720)

OTHER (EXPENSE):
Interest expense, net	(472,338)	(374,052)
Change in market value of settlement related financial instrument	-	(280,250)
Total other expense	(472,338)	(654,302)

NET LOSS	$(1,427,804)	$(1,056,022)

NET LOSS PER COMMON SHARE:
Basic and fully diluted	$(0.08)	$(0.06)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:

Basic and fully diluted	18,352,542	18,352,542

The accompanying notes are an integral part of these financial statements.

SMART ONLINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three-Months Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,427,804)	$(1,056,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,091	11,234
Equity-based compensation	12,181	8,708
Changes in assets and liabilities:
Accounts receivable	(7,694)	(53,120)
Contracts receivable	3,000	(18,800)
Prepaid expenses	29,528	(10,113)
Other assets	(3,431)	(1,038)
Accounts payable	56,888	86,598
Deferred revenue	22,137	62,708
Accrued and other expenses	86,456	177,642
Net cash used in operating activities	(1,193,648)	(792,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,588)	(12,281)
Purchase of software license	-	(75,000)
Capitalized patent development costs	(12,695)	(5,886)
Capitalized software	(48,961)	(250,481)
Net cash used in investing activities	(78,244)	(343,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to pay IDB interest expense	32,778	50,580
Deposit of cash to IDB restricted account	-	(31,247)
Proceeds from debt borrowings	1,260,000	1,075,000
Repayments of debt borrowings	(11,890)	(16,756)
Net cash provided by financing activities	1,276,581	1,077,577

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	4,689	(58,274)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,458	165,139
CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,147	$106,865

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$445,211	$364,296

The accompanying notes are an integral part of these financial statements

SMART ONLINE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended March 31, 2013
(unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Smart Online, Inc. (the “Company”) was incorporated in the State of Delaware in 1993. The Company develops and markets software products and services tailored to users of mobile devices. The Company’s flagship product is The MobileSmith™ Platform. The MobileSmith™ Platform is an innovative, patents pending mobile app development platform that enables organizations to rapidly create, deploy, and manage custom, native smartphone apps deliverable across iOS and Android mobile platforms.

The Company’s principal products and services include:

-	Licensing of our SaaS (“Software as a Service”) Mobile App Development Platform to our customers who design and build their own apps;
-	Custom mobile application design and development services provided by the Company;
-	Mobile application marketing services;
-	Mobile strategy implementation consulting; and
-	Cloud-based software hosting and management services.

We have prepared the accompanying unaudited Condensed Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows as of March 31, 2013. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as amended, on file with the SEC (our “Annual Report”).

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three-months ended March 31, 2013 and 2012, the Company incurred net losses as well as negative cash flows and had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.

2.   BALANCE SHEET ACCOUNTS

Capitalized software consists of the following:

	March 31, 2013	December 31, 2012

Capitalized software	$721,324	$672,359
Less accumulated amortization	(77,791)	(53,802)
Capitalized software, net	$643,533	$618,557

Financial instruments:

The fair value of financial liability related to issuance of 1,475,000 shares of our common stock resulting from the settlement of the Class Action lawsuit on July 1, 2011 was $2,065,000 at both March 31, 2013 and December 31, 2012.

The Company recognized a loss in relation to the change in value of the financial liability of zero and $280,250 during the three-month periods ended March 31, 2013 and 2012, respectively.

3.   DEBT

The table below summarizes the Company debt at March 31, 2013 and December 31, 2012:

Note Description	March 31,	December 31,
	2013	2012	Maturity	Rate

IDB Bank line of credit	$5,000,000	$5,000,000	May-13	4.0%
Insurance premium note	12,096	23,987	Jun-13	6.9%
Capital lease obligations	145,769	150,072	Aug-19	8.0%
Convertible notes - related parties	14,725,000	14,725,000	Nov-16	8.0%
Convertible notes	7,235,000	5,975,000	Nov-16	8.0%
Less: Convertible notes converted into a lease on September 4, 2009	(200,000)	(200,000)
Total debt	26,917,865	25,674,059

Less: current portion of long term debt
Capital lease obligations	18,112	17,754
IDB Bank	5,000,000	5,000,000
Insurance premium note	12,096	23,987
Total current portion of long term debt	5,030,208	5,041,741

Debt - long term	$21,887,657	$20,632,318

Convertible Notes

During the three-month period ended March 31, 2013, the Company sold three convertible notes to Union Bancaire Privée (“UBP”) totaling $1,260,000 under the same terms as previously-sold convertible notes (collectively, the “Notes”), under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended, between the Company and the noteholders (the “Noteholders”). The notes will mature on November 14, 2016.

IDB Credit Facility

We have a credit facility with Israel Discount Bank of New York (“IDB”), as lender (the “IDB Credit Facility”), which expires on May 31, 2013. To date, we have borrowed $5,000,000 under the IDB Credit Facility. We are currently working with IDB to extend our IDB Credit Facility for an additional one-year period with similar terms as those currently in place. The IDB Credit Facility is secured by an irrevocable standby letter of credit ("SBLC") issued by UBS Private Bank, (“UBS”) with Atlas Capital SA, (“Atlas”) a majority Noteholder and a related party, as account party. The SBLC expires on November 30, 2013.

4.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through August 2019. Total amounts financed under these capital leases were $145,769 and $150,072 at March 31, 2013 and December 31, 2012, respectively. These obligations are included within the Company’s total debt.

The Company rents its office space pursuant to a lease that expires on November 15, 2013. Current monthly rents are $15,780. The Company is currently evaluating lease renewal and relocation options.

Legal Proceedings

The Company may be subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries investigations, audits and other regulatory proceedings.

The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company periodically evaluates developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material.

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the "Stipulation") with the lead plaintiff in the securities class action involving the Company in the case captioned Mary Jane Beauregard vs. Smart Online, Inc., et al., filed in the District Court (the “Class Action”). The Stipulation provides for the settlement of the Class Action on the terms described below. The District Court issued an order preliminarily approving the settlement on January 13, 2011. The final settlement hearing was held on May 11, 2011. As of the date of this report, the 1,475,000 shares of common stock had not been issued and, according to GAAP, the Company now carries the obligation as a Financial Instrument on its balance sheet.

The Stipulation provides for the certification of a class consisting of all persons who purchased the Company's publicly traded securities between May 2, 2005 and September 28, 2007, inclusive. As per the terms of the Stipulation, the settlement class has received total consideration of a cash payment of $350,000 made by the Company, and a cash payment of $112,500 made by Maxim Group. In addition, Henry Nouri is required to transfer 25,000 shares of Company common stock to the settlement class and the Company is required to issue 1,475,000 shares of Company common stock to the class. Under the terms of the Stipulation, counsel for the settlement class may sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares in one day or 50,000 shares in 30 calendar days. Subject to the terms of the Stipulation, we paid the lead plaintiff $75,000 on July 14, 2010, $100,000 on September 15, 2010, $100,000 on December 14, 2010 and $75,000 on March 14, 2011. On July 1, 2011, the District Court issued the Final Judgment and Order of Partial Dismissal with Prejudice in the Class Action case. The Court approved the Stipulation and directed that the terms of how the Stipulation should be consummated. On July 1, 2011, we recorded the Class Action obligation as a financial instrument liability.

On January 13, 2011 (the "Effective Date"), the District Court issued the Order Preliminarily Approving Settlement and Providing Notice. Based upon the Settlement Agreement and the January 13, 2011 District Court Order Preliminarily Approving Settlement and Providing Notice, we paid for the benefit of the Dennis Michael Nouri, Reza Eric Nouri, Henry Nouri and Ronna Loprete Nouri, collectively, the Nouri Parties, a total of $1,332,773 between January 2011 and February 2012. The Company was ordered by a court of proper jurisdiction to withhold $67,227 for future payment of adjudicated debt owed by the Nouri Parties. The Settlement Agreement provides for the exchange of mutual releases by the parties.

5.   EQUITY COMPENSATION

The following is a summary of the stock option activity for the three-months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2012	450,900	$2.02
Canceled	(2,400)	0.90
Outstanding, March 31, 2013	448,500	$2.02	7.1	$51,950
Vested and exercisable, March 31, 2012	276,075	$2.42	5.8	$41,338

Aggregate intrinsic value represents the difference between the closing stock price at March 31, 2013 of the Company’s common stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the OTCBB as of March 31, 2013 was $1.40. No options were exercised and no new options were granted during the three-month periods ended March 31, 2013 and 2012.

At March 31, 2013, there remains $144,371 of unvested expense yet to be recorded related to all options outstanding.

6.   MAJOR CUSTOMERS AND CONCENTRATION

As of March 31, 2013, three major customers accounted for 36% of total revenues. As of March 31, 2012, two major customers accounted for 76% of total revenues.

7.   SUBSEQUENT EVENTS

Subsequent to March 31, 2013, we sold three Notes totaling $915,000 to UBP on the same terms as previously sold Notes. The Notes will mature on November 14, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act and other laws. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of interest rate fluctuations on our business, the potential impact of current or future litigation and government investigations, the potential availability of tax assets in the future and related matters, the expected decline in revenues from the termination of contracts, obtaining security clearance and meeting the compliance requirements necessary to be a qualified vendor for the U.S. government, and the sufficiency of our capital resources including funds available under our existing credit facility, the intention to increase the funds available under our Note facility and the future sales of Notes, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” in our Annual Report and our subsequent periodic reports filed with the Securities and Exchange Commission, or SEC, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

We develop and market software products and services tailored to users of mobile devices. Our flagship product is a MobileSmith™ Platform, which allows our customers to quickly design, build and manage native iOS and Android apps without having developer skills or experience. We use a SaaS business model – the customers acquire access to our platform through user license agreements and are able to obtain total control of mobile app production.

We also provide consulting services, which include assistance with design and implementation of mobile strategy and/or development of mobile application.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations is the sale of additional Notes. We must continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our Board of Directors, or the Board. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions. The distribution of the Class Action settlement shares will cause current shareholders to be further diluted due to the issuance of an additional 1,475,000 shares of common stock pursuant to the terms of the agreement.

During the three-month period ended March 31, 2013, the Company sold three Notes to UBP totaling $1,260,000 under the same terms as previously-sold Notes. The Notes will mature on November 14, 2016.

During the three-month period ended March 31, 2013, the Company invested approximately $78,000 in equipment, upgrades to the functionality of its software platform and development of its patents.

During the three-month period ended March 31, 2013, we used in operations approximately $1,193,648, of which $445,211 or 37% was used to pay interest on our outstanding debt.

Our unrestricted cash on hand was $63,147 at March 31, 2013, compared to $58,458 at December 31, 2012. When compared to December 31, 2012 our accumulated deficit increased by the amount of our quarterly loss of $1,427,804 and was $95,764,269 at March 31, 2013.

Subsequent to March 31, 2013, we sold three Notes totaling $915,000 to current Noteholders on the same terms as previously-sold convertible Notes. The Notes will mature on November 14, 2016.

As of May 5, 2013, we also have an ability to call up to $425,000 of additional funding from our Noteholders. The Board and the Company are currently in discussion with the Noteholders’ representative to increase the Note facility by an additional $5 million. We can provide no assurance that we will reach an agreement with the Noteholders’ representative.

The IDB Credit Facility expires on May 31, 2013. We are currently working with IDB to extend our IDB Credit Facility for an additional one-year period with similar terms as those currently in place. The IDB Credit Facility is secured by an irrevocable standby letter of credit issued by UBS, with Atlas as account party.

Going Concern

Our independent registered public accounting firm has issued an emphasis-of-matter paragraph in their report included in our Annual Report in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

Results of Operations for the Three-Months Ended March 31, 2013 and March 31, 2012

Revenue

During the three-month period ended March 31, 2013, our total revenue decreased from $139,235 for the three-month period ended March 31, 2012 to $73,250, or 47%.

During the three-month period ended March 31, 2013, the Company continued revenue growth associated with licensing of its MobileSmith™ platform and related service revenue. At the same time the Company experienced a significant decline in the revenue from subscription fees and related other revenue, which includes merchant credit card charges for subscription fee services.

Combined revenue from consulting, professional services and licenses fees (core MobileSmith™ platform revenue) increased from $30,567 for the three-month period ended March 31, 2012 to $64,348 for the three-month period ended March 31, 2013, or 111%. The increase was driven by sales of our platform licenses and our continued expansion into the mobile space.

The combined revenue from subscription and other revenue decreased from $108,668 to $8,902, or 92%, as the Company has shifted all of its sales and marketing efforts to its MobileSmith™ platform during the fourth quarter of 2012 and continues to do so in 2013.

Cost of Revenue

During the three-month period ended March 31, 2013, cost of revenue increased from $88,396 for the three-month period ended March 31, 2012 to $155,593 when compared to the same period last year, or an approximately $67,000 increase. The increase is mostly attributable to:

●	$113,000 increase in costs to sell our platform license and related services during three-months ended March 31, 2013, compared to the same period of last year:
○	The cost of developers team effort to service the platform and its components was approximately $43,000 compared to approximately $5,000 during the same period of last year
○	The cost of professional team efforts to deliver professional services that include consulting and training amounted to approximately $55,000, compared to zero during the same period of last year
○	The amortization of capitalized software included in cost of revenue was approximately $24,000 compared to $4,000 for the same period of last year
●
offset by a $42,000 decrease in cost of revenue associated with sales of our subscription services, which included an approximately $6,000 decrease in holding and bandwidth expenses, $26,000 decrease in credit card processing fees and $10,000 decrease in related support costs.

Sales and Marketing

During the three-month period ended March 31, 2013, sales and marketing expenses increased from $195,754 for the three-month period ended March 31, 2012, to $287,312, or 47%. The increase is attributable mostly to:

●	addition of two more employees to our sales force focused on the sale of our MobileSmith™ platform services, which resulted in an increase in payroll costs of approximately $37,000
●	an increased presence at tradeshows, which resulted in an increase in related expenses of approximately $31,000
●	an increase in sales commissions of approximately $5,000
●	costs associated with re-branding of approximately $4,000

Research and Development

During the three-month period ended March 31, 2013, research and development expenses increased from $16,041 for the three-month period ended March 31, 2012, to $167,830. Research and Development expenses fluctuate, based on the stage of development and functionality of the platform and various app blocks. During the three-month period ended March 31, 2012, significant costs associated with our platform were capitalized. During the three-month period ended March 31, 2013, the development efforts were focused on new individual app blocks, which did not attain capitalization criteria in accordance with our capitalization policy, and associated costs were recorded as Research and Development costs. Our software capitalization criteria are described in detail in our Annual Report.

General and Administrative

During the three-month period ended March 31, 2013, our general and administrative expenses increased from $240,864 for the three-month period ended March 31, 2012, to $417,981, or 74%. The increase is predominantly attributable to:

●
additional legal, consulting and other professional fees resulting from the compromise of our internal corporate network in June 2012. During the three-month period ended March 31, 2013, we continued to incur such expenses, which totaled approximately $73,000

●	$20,000 of amortization of bank fees that were capitalized at the time the IDB Credit Facility was extended for an additional twelve months in May of 2012
●
absence of the $30,000 gain related to recovery of receivable balance previously written off. This balance was included in general and administrative expense for the three-month period ended March 31, 2012

●
absence of approximately $34,000 of IT and Computer expenses that were capitalized and thus reduced our General and Administrative expense during the three-month period ended March 31, 2012. None of General and Administrative expenses were capitalized during the same period ended March, 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three-months ended March 31, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART ONLINE, INC.

May 13, 2013	By:	/s/ Amir Elbaz
Amir Elbaz
Chief Executive Officer

May 13, 2013	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer