Form 10-Q
period 2013-06-30
MobileSmith, Inc.
filed 2013-08-14
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________

FORM 10-Q
____________________

(Mark One)
☑  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

OR

☐  Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-32634
____________________

MOBILESMITH, INC.
(Exact name of registrant as specified in its charter)
____________________

SMART ONLINE, INC.
(Former name, former address and former fiscal year, if changed since last report)
____________________

Delaware	95-4439334
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4505 Emperor Blvd., Ste. 320 Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)

(919) 765-5000
(Registrant's telephone number, including area code)
____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 5, 2013, there were 18,352,542 shares of the registrant's common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOBILESMITH, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132,487	$58,458
Restricted cash	250,090	131,103
Accounts receivable, net	67,903	36,050
Prepaid expenses	76,006	96,670
Total current assets	526,486	322,281
Property and equipment, net	123,056	149,107
Capitalized software, net	725,680	618,557
Intangible assets, net	135,244	130,057
Other assets	15,370	19,440
Assets of discontinued operations	-	15,834
TOTAL ASSETS	$1,525,836	$1,255,276

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable	$92,188	$217,174
Notes payable	5,018,476	5,041,741
Deferred revenue	111,943	82,308
Settlement related financial instrument liability	2,065,000	2,065,000
Accrued interest	275,035	221,404
Other accrued liabilities	330,925	148,936
Liabilities of discontinued operations	6,600	5,638
Total current liabilities	7,900,167	7,782,201
Long-term liabilities:
Notes payable-Related Party	14,557,051	14,557,051
Notes payable-Other	8,666,878	6,075,267
Deferred revenue	-	1,028
Total long-term liabilities	23,223,929	20,633,346
Total liabilities	31,124,096	28,415,547
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at	-	-
June 30, 2013 and December 31, 2012
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,352,542 shares issued and	18,353	18,353
outstanding at June 30, 2013 and December 31, 2012
Additional paid-in capital	89,399,994	67,157,841
Accumulated deficit	(119,016,607)	(94,336,465)
Total stockholders' deficit	(29,598,260)	(27,160,271)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,525,836	$1,255,276

The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

REVENUE	$60,753	$31,847	$125,208	$64,923

COST OF REVENUE	127,347	36,233	275,227	49,355

GROSS PROFIT (LOSS)	(66,594)	(4,386)	(150,019)	15,568

OPERATING EXPENSES:
Sales and marketing	265,141	193,852	552,453	389,607
Research and development	222,386	17,222	390,216	33,260
General and administrative	346,528	300,486	764,509	541,350
Impairment of long lived assets	38,936	-	38,936	-
(Gain) on legal settlements	(5,235)	-	(5,235)	(100)

Total operating expenses	867,756	511,560	1,740,879	964,117

LOSS FROM OPERATIONS	(934,350)	(515,946)	(1,890,898)	(948,549)

OTHER EXPENSE:
Interest expense, net	(509,360)	(400,260)	(981,698)	(774,311)
Loss on debt extinguishment	(21,793,055)	-	(21,793,055)
Change in market value of settlement related financial instrument	-	(162,250)	-	(442,500)

Total other expense	(22,302,415)	(562,510)	(22,774,753)	(1,216,811)

LOSS FROM CONTINUING OPERATIONS	(23,236,765)	(1,078,456)	(24,665,651)	(2,165,360)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(919)	33,637	163	64,520
Impairment of assets of discontinued operations	(14,654)	-	(14,654)	-
NET LOSS	$(23,252,338)	$(1,044,819)	$(24,680,142)	$(2,100,840)

NET LOSS PER COMMON SHARE:
Basic and fully diluted – continuing operations	$(1.27)	$(0.06)	$(1.34)	$(0.11)
Basic and fully diluted – discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and fully diluted	18,352,542	18,352,542	18,352,542	18,352,542

The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,680,142)	$(2,100,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,394	39,640
Non cash amortization of debt discount	1,030
Equity-based compensation	24,098	17,303
Impairment of long lived assets	53,590	-
Loss on debt extinguishment	21,793,055	-
Changes in assets and liabilities:
Accounts receivable	(23,061)	(21,147)
Contracts receivable	(8,792)	(10,250)
Prepaid expenses	20,662	(78,584)
Other assets	4,070	(4,334)
Accounts payable	(124,986)	172,388
Deferred revenue	29,570	51,958
Accrued and other expenses	235,620	370,133
Net cash used in operating activities	(2,602,892)	(1,563,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,222)	(18,613)
Purchase of software license	-	(75,000)
Capitalized patent development costs	(12,940)	(14,072)
Capitalized software	(164,244)	(513,198)
Net cash used in investing activities	(196,406)	(620,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to pay IDB interest expense	83,899	101,692
Deposit of cash to IDB restricted account	(202,886)	(281,247)
Proceeds from debt borrowings	3,025,000	2,325,000
Repayments of debt borrowings	(32,686)	(29,455)
Net cash provided by financing activities	2,873,327	2,115,990

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,029	(68,626)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,458	165,139
CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,487	$96,513

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$927,058	$748,778

The accompanying notes are an integral part of these financial statements

MOBILESMITH, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD ENDED JUNE 30, 2013

	Common Stock		Additional
	Shares	$0.001 Par Value	Paid-In Capital	Accumulated Deficit	Totals

BALANCES, DECEMBER 31, 2012	18,352,542	$18,353	$67,157,841	$(94,336,465)	$(27,160,271)

Equity-based compensation			24,098		24,098
Beneficial conversion feature recorded as a result of June 27, 2013 debt modification			22,218,055		22,218,055
Net loss				(24,680,142)	(24,680,142)
BALANCES, JUNE 30, 2013	18,352,542	$18,353	$89,399,994	$(119,016,607)	$(29,598,260)

The accompanying notes are an integral part of these financial statements

MOBILESMITH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2013
(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MobileSmith, Inc. (formerly, Smart Online, Inc.) (the "Company") was incorporated in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013. The Company develops and markets software products and services tailored to users of mobile devices. The Company's flagship product is The MobileSmith™ Platform. The MobileSmith™ Platform is an innovative, patents pending mobile app development platform that enables organizations to rapidly create, deploy, and manage custom, native smartphone apps deliverable across iOS and Android mobile platforms.

The Company's principal products and services include:

●	Licensing of our SaaS ("Software as a Service") Mobile App Development Platform to our customers who design and build their own apps;

●	Custom mobile application design and development services provided by the Company;

●	Mobile application marketing services;

●	Mobile strategy implementation consulting; and

●	Cloud-based software hosting and management services.

The Company prepared the accompanying unaudited Condensed Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In management's opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations and cash flows as of June 30, 2013. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as amended, on file with the SEC (our "Annual Report").

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six-months ended June 30, 2013 and 2012, the Company incurred net losses as well as negative cash flows and had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.

Certain prior year balances were reclassified in connection with the presentation of discontinued operations of legacy domain hosting operations and the presentation of debt balances as of June 30, 2013.

2. BALANCE SHEET ACCOUNTS

Capitalized software consists of the following:

	June 30, 2013	December 31, 2012

Capitalized software	$829,307	$672,359
Less accumulated amortization	(103,627)	(53,802)
Capitalized software, net	$725,680	$618,557

Financial instruments:

The fair value of the financial liability related to issuance of 1,475,000 shares of our common stock, par value $0.001 per share (the "Common Stock"), resulting from the settlement of the Class Action lawsuit on July 1, 2011 was $2,065,000 at both June 30, 2013 and December 31, 2012.

The fair value of the financial instrument is calculated by multiplying 1,470,000 of shares by the fair value of the Common Stock of $1.40. The Company uses inputs that are observable in the market. Such determination of value falls within Level I measurement methods under Fair Value Hierarchy under ASC 820 "Fair Value Measurements"

The Company recognized a loss in relation to the change in value of the financial liability of zero and $162,250 during the six-month periods ended June 30, 2013 and 2012, respectively.

3. DEBT

The table below summarizes the Company’s debt at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
Note Description	2013	2012	Maturity	Rate

IDB Bank	$5,000,000	$5,000,000	May-14	4.0%
Insurance premium note	-	23,987	Jun-13	6.9%
Capital lease obligations	141,375	150,072	Aug-19	8.0%
Convertible notes - related parties	14,557,051	14,557,051	Nov-16	8.0%
Convertible notes, net of discount	8,543,979	5,942,949	Nov-16	8.0%

Total debt	28,242,405	25,674,059

Less: current portion of long term debt
Capital lease obligations	18,476	17,754
IDB Bank	5,000,000	5,000,000
Insurance premium note	-	23,987
Total current portion of long term debt	5,018,476	5,041,741
Debt - long term	$23,223,929	$20,632,318

Convertible Notes

On June 26, 2013, the Company entered into the Sixth Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement, Fourth Amendment to Convertible Secured Subordinated Promissory Notes and Fifth Amendment and Agreement to Join as a Party to Registration Rights Agreement (the "Sixth Amendment"), with the holders of a majority of the aggregate outstanding principal amount of the Convertible Secured Subordinated Promissory Notes (the "Notes"), issued by the Company under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the "Note Purchase Agreement"), and an additional purchaser of the Notes, Grasford Investments Ltd. (together, the "Noteholders"). The modification to our convertible instrument applied to $23,075,000 of Notes outstanding as of the date of modification and to all future Notes. As amended by the Sixth Amendment, the convertible instrument has the following characteristics:

●	a maturity date of November 16, 2016;

●	an interest rate of 8% per year;

●	optional conversion at a Noteholders' request;

●	the borrowing commitment was increased by $10 million to $33.3 million;

●	a conversion price that is the greater of (i) 80% of the lowest closing price of the Common Stock in the twelve-month period immediately preceding the date of conversion or (ii) $0.50; and

●
if at the time any particular requested conversion the Company does not have the number of authorized shares of Common Stock sufficient to allow for such particular conversion, the Noteholders may request that the Company call a special meeting of the stockholders specifically for the purpose of increasing the number of the authorized shares of Common Stock to cover the remaining portion of the Notes outstanding.

The modification of the Note Purchase Agreement was accounted for as debt extinguishment. The total value of the convertible instrument immediately after the modification was determined to be $44,868,055, of which $21,793,055 was allocated to the intrinsic value of the embedded conversion feature of the instrument immediately after the modification (beneficial conversion feature) in accordance with ASC 470 “Debt” and recorded as part of additional paid-in capital.

The difference between the fair value of the new convertible instrument and the carrying value of the old convertible notes in the amount of $21,793,055 was recognized as loss on extinguishment of debt in the statement of operations.

On June 27, 2013, the Company sold $450,000 in Notes to Union Bancaire Privée ("UPB") under the amended Note Purchase Agreement at a conversion price of $0.72 on the date of sale. The Company recorded a beneficial conversion feature of $425,000 and corresponding debt discount, which will be amortized into interest expense through the maturity of the Note.

During the six-month period ended June 30, 2013, the Company sold Notes to UBP totaling $3,025,000 (including the $450,000 described above) under the same terms as previously-sold Notes under the convertible instrument.

Fair Value of Modified Convertible Notes

The modified convertible debt instrument was recorded at fair value of $44,868,055. The Company used a binomial model to determine the fair value of the instrument. The binomial model method uses significant unobservable inputs and falls within Level III measurement method under Fair Value Hierarchy under ASC 820 "Fair Value Measurements"

The significant unobservable inputs and information used to develop those inputs include the following:

●
volatility of stock price was determined to be 47% and was based on the volatility of the Company's stock price as quoted on the Over-the-Counter Bulletin Board (the "OTCBB") for the period of 3.4 years, which approximates the period remaining until maturity of the convertible instrument;

●	the risk free rate of 1.41%;

●
the credit spread over the risk free rate was determined to be approximately 20%, which was derived from a combination of the credit spread of CCC rated bonds with added premium for lack of marketability of the convertible instrument;

●	the nodes of the binomial model were extended for 3 years, which approximates time period until maturity of the convertible instrument; and

●
the conversion ratio varied from approximately 1.39 to .56 shares per dollar, depending on the node of the conversion tree. The conversion ratio varied due to projected change in value of the stock driven by historical volatility of 47%.

IDB Credit Facility

On June 28, 2013, the Company extended its secured credit facility (the "IDB Credit Facility"), with Israel Discount Bank of New York ("IDB"), as lender, effective as of May 31, 2013, for an additional one-year period for the $5,000,000 already outstanding, and we deposited additional $203,000 in a Restricted Cash Account held at IDB for future interest payments to increase the balance to the required $250,000. All other terms remained unchanged. To date, the Company has borrowed $5,000,000 under the IDB Credit Facility. Borrowings under the IDB Credit Facility are guaranteed by Atlas Capital SA ("Atlas"), a majority Noteholder and a related party, and further secured by an extended irrevocable standby letter of credit issued by UBS Private Bank ("UBS") with an expiration date of November 30, 2015.

4. COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through August 2019. Total amounts financed under these capital leases were $141,375 and $150,072 at June 30, 2013 and December 31, 2012, respectively. These obligations are included within the Company's total debt.

The Company rents its office space pursuant to a lease that expires on November 15, 2013. Current monthly rent is $15,780. The Company is currently evaluating lease renewal and relocation options.

Legal Proceedings

The Company may be subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including class action lawsuits, as well as inquiries, investigations, audits and other regulatory proceedings.

The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company periodically evaluates developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company's judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material.

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

The Stipulation provides for the certification of a class consisting of all persons who purchased the Company's publicly traded securities between May 2, 2005 and September 28, 2007, inclusive. As per the terms of the Stipulation, the settlement class has received total consideration of a cash payment of $350,000 made by the Company, and a cash payment of $112,500 made by Maxim Group. In addition, Henry Nouri is required to transfer 25,000 shares of Company Common Stock to the settlement class and the Company is required to issue 1,475,000 shares of Company Common Stock to the class. Under the terms of the Stipulation, counsel for the settlement class may sell some or all of the Common Stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares in one day or 50,000 shares in 30 calendar days. Subject to the terms of the Stipulation, we paid the lead plaintiff $75,000 on July 14, 2010, $100,000 on September 15, 2010, $100,000 on December 14, 2010 and $75,000 on March 14, 2011. On July 1, 2011, the District Court issued the Final Judgment and Order of Partial Dismissal with Prejudice in the Class Action case. The Court approved the Stipulation and directed the terms of how the Stipulation should be consummated. On July 1, 2011, we recorded the Class Action obligation as a financial instrument liability.

On January 13, 2011 (the "Effective Date"), the District Court issued the Order Preliminarily Approving Settlement and Providing Notice. Based upon the Settlement Agreement and the January 13, 2011 District Court Order Preliminarily Approving Settlement and Providing Notice, we paid for the benefit of the Dennis Michael Nouri, Reza Eric Nouri, Henry Nouri and Ronna Loprete Nouri, collectively, the Nouri Parties, a total of $1,332,773 between January 2011 and February 2012. The Company was ordered by a court of proper jurisdiction to withhold $67,227 for future payment of adjudicated debt owed by the Nouri Parties'. Under the terms of the Settlement Agreement, to the extent the Nouri Parties' legal costs are less than $300,000, the Company is owed the difference. The Settlement Agreement also provides for the exchange of mutual releases by the parties.

5. EQUITY COMPENSATION

The following is a summary of the stock option activity for the three-months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding, December 31, 2012	450,900	$2.02
Cancelled	(19,900)	1.08
Issued	18,000	1.40
Outstanding, June 30, 2013	449,000	$2.03	6.9	46,700
Vested and exercisable, June 30, 2013	280,500	$2.42	5.8	36,800

Aggregate intrinsic value represents the difference between the closing stock price at June 30, 2013 of the Company's Common Stock and the exercise price of outstanding, in-the-money options. The Company's closing stock price as reported on the OTCBB as of June 30, 2013 was $1.40.

At June 30, 2013, there remains $144,018 of unvested expense yet to be recorded related to all options outstanding.

6. MAJOR CUSTOMERS AND CONCENTRATION

During the six-month period ended June 30, 2013, two major customers accounted for 26% of total revenues. For the six-month period ended June 30, 2012, five major customers accounted for 75% of total revenues.

7. DISCONTINUED OPERATIONS

In May 2013, the Company's management agreed to discontinue the Company's legacy business of domain hosting and e-commerce effective as of July 31, 2013. Results of legacy operations are presented as discontinued operations in the Condensed Statements of Operations. The Company has impaired all remaining assets associated with the legacy business, which included a number of servers, and recorded an impairment charge in the amount of approximately $15,000. Remaining liabilities of $6,600 include deferred revenue for the recently renewed subscriptions.

8. SUBSEQUENT EVENTS

Subsequent to June 30, 2013, we sold three Notes totaling $890,000 to UBP on the same terms as previously sold Notes. The Notes will mature on November 14, 2016.

On July 29, 2013, the Company signed a sixty-five month lease for a new office space in Raleigh, North Carolina with the expected commencement date of December 1, 2013. The new office is approximately 7,300 square feet. The new monthly rental payments start with approximately $13,000 per month and escalate over the term of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act and other laws. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the effect of interest rate fluctuations on our business, the potential impact of current or future litigation and government investigations, the potential availability of tax assets in the future and related matters, the expected decline in revenues from the termination of contracts, obtaining security clearance and meeting the compliance requirements necessary to be a qualified vendor for the U.S. government, and the sufficiency of our capital resources including funds available under our existing credit facility, the intention to increase the funds available under our Note facility and the future sales of Notes, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "project," "intend," "plan," "estimate," variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, "Risk Factors," in our Annual Report and our subsequent periodic reports filed with the Securities and Exchange Commission, or SEC, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

We develop and market enterprise software products and services tailored to users of mobile devices. Our flagship product is our MobileSmith™ Platform, which allows our enterprise customers to quickly design, build and manage native iOS and Android apps without having programmer skills or experience. We use a SaaS business model – the customers acquire access to our platform through user license agreements and are able to obtain total control of mobile app production. Our business model allows for the rapid creation, deployment and full life cycle management of an unlimited number of native apps by our customers for a flat monthly license fee.

In addition, MobileSmith Consulting offers a portfolio of services to our clients to help them “Go Mobile.” We share our deep expertise in mobile design best practices in areas like user interface and user experience, brand engagement, app design, graphical design and mobile enterprise workflow and integration.

Our platform brings enterprise mobile app development into the mainstream. Currently, multinational enterprises are struggling to move past the pilot phase in mobile due to the high costs and long times to market for a single app. Additional challenges arise when enterprises try to quickly syndicate that single app worldwide and customize that app with regional specific branding, content, language and advertising. Our platform has an ability to replicate a single app multiple times and, through built-in user authentication mechanisms, allows designated groups within the organization to locally customize, “skin” the apps for the targeted user experience and allows for customized local content management of every app.

Our market penetration strategy focuses on three distinct sectors:

Government:

We believe that our platform has a unique capability to service various structures within federal, state and local governments, as government structure is highly segmented by function and territory. In addition, our platform can be safely placed behind the firewalls of individual departments, where data security is a primary concern. Replicating our platform and placing it behind a secure firewall would allow an organization to create and manage multiple mobile apps with targeted functionality for targeted audiences without going outside of the secure firewall.

Healthcare clients:

Healthcare organizations, such as hospitals and healthcare networks are akin to government in their departmental segmentation and territorial reach. We believe that our platform has a significant competitive advantage in the healthcare space due to the ability to deliver a variety of targeted mobile solutions cost effectively.

Enterprise clients:

The third sector combines all other enterprise clients, where large scale customization based on functionality or territory is of the highest value. These target clients may range from mortgage brokers and real estate franchises to media outlets.

Continuous Upgrades of our MobileSmith™ Platform

During the six-month period ended June 30, 2013, we invested approximately $196,406 in equipment, upgrades to the functionality of its software platform and development of its patents. The main upgrades to the platform included:

●	Release of MobileSmith™ 3.0 platform, which includes improvements to the user interface and streamlined workflow;

●
Completion of iPad AppCanvas™.3. With this release our platform can produce native iPad apps with the same ease and agility, as the iPhone and Android phone apps. Tablets are currently driving mobile app usage and MobileSmith™ became one of the first SaaS app platforms to accommodate this trend; and

●
Introduction of Enterprise App Versioning (EAV), which allows for a more structured ways of app version development and release to internal and public app stores. EAV also allows managing of multiple live app versions without forcing users to download a new version of an app.

Discontinued Operations of Domain Management and E-Commerce Business.

During the three months ended June 30, 2013, we adopted a plan to completely discontinue our domain hosting and e-commerce operations in order to focus on our core mobile platform business and related services. Such operations were gradually on the decline over the past two years. We do not expect our exit to have any substantial impact on our operations and cash flows. We recorded a loss on impairment of assets used in discontinued operations of approximately $15,000 for the three months ended June 30, 2013. The assets included a number of servers and switches that were used for domain hosting operations.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations is the sale of additional Notes. We must continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by our board of directors, or the Board. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity and convertible debt financing could be dilutive to the holders of our Common Stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions. The distribution of the Class Action settlement shares will cause current stockholders to be further diluted due to the issuance of an additional 1,475,000 shares of Common Stock pursuant to the terms of the agreement.

On June 26, 2013, we entered into the Sixth Amendment with the Noteholders. The debt modification affected both currently outstanding convertible debt and issuances made subsequently. The modification was a condition for which the parties to the Note Purchase Agreement would agree to increase the ceiling for the amount of Notes authorized to be issued. As a result of the modification, the Noteholders agreed to increase the amount of Notes authorized to be issued in subsequent closings of the sale of Notes by $10,000,000, from $23,300,000 to $33,300,000. The commitment is non-binding. As of August 7, 2013, we had $8,685,000 available under the convertible instrument.

The modification resulted in a significant reduction in the conversion price on all outstanding and future Notes issued under the Note Purchase Agreement. Immediately after the modification, the holders of $23,075,000 of Notes were allowed to convert at a 20% discount to the lowest price of the our Common Stock during the previous twelve-month period as quoted on the OTCBB or, $0.72, into 32,048,611 shares, which resulted in significant additional value from modification of the conversion option of $21,793,055 for the holders of the Notes , and a significant potential dilution of our current stockholders. However, it is unlikely that this value can be realized by the holders of the Notes, if converted, due to fact that our stock is thinly traded.

During the three-month period ended June 30, 2013, we sold eight Notes to UBP totaling $1,765,000 under the same terms as previously-sold Notes under the convertible instrument.

During the three-month period ended June 30, 2013, we used in operations approximately $1,409,244, of which $481,847 or 34% was used to pay interest on our outstanding convertible debt.

During the six-month period ended June 30, 2013, we sold eight Notes to UBP totaling $3,025,000, under the same terms as previously-sold Notes under the convertible instrument.

During the six-month period ended June 30, 2013, we used in operations approximately $2,602,892, of which $927,058 or 36% was used to pay interest on our outstanding convertible debt.

Our unrestricted cash on hand was $132,487 at June 30, 2013, compared to $58,458 at December 31, 2012. When compared to December 31, 2012, our accumulated deficit increased by the amount of our six-month loss of $24,680,142 and was $119,016,607 at June 30, 2013. Included in the net loss for the period was $21,793,055 of loss on modification of debt, which was accounted for as a debt extinguishment.

Under the IDB Credit Facility, we borrowed $5,000,000. The terms of the IDB Note called for the repayment of the principal amount on May 31, 2013. On June 28, 2013, we extended our IDB Credit Facility, effective as of May 31, 2013, or an additional one-year period for the $5,000,000 already outstanding, and we deposited $203,000 in a Restricted Cash Account held at IDB for future interest payments to increase the balance to the required $250,000. All other terms remain the same. Borrowings under the IDB Credit Facility are guaranteed by Atlas, a majority Noteholder and a related party, and further secured by an extended irrevocable standby letter of credit issued by UBS with expiration date of November 30, 2015.

Further information concerning the Notes and the IDB Credit Facility is reported in Note 3 to the Financial Statements above.

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

Results of Continuing Operations for the Three-Months Ended June 30, 2013 and June 30, 2012

Revenue

During the three-month period ended June 30, 2013, we continued revenue growth associated with the licensing of its MobileSmith™ platform and related service revenue.

During the three-month period ended June 30, 2013, our total revenue increased to $60,753, from $31,847 for the comparable period in the prior year, or 91%.

Cost of Revenue

During the three-month period ended June 30, 2013, cost of revenue increased to $127,347, from $36,233 for the three-month period ended June 30, 2012, or an increase of approximately $91,000. The increase is mostly attributable to the following changes:

●	the cost of developers servicing the platform and its components was approximately $11,000 compared to approximately $2,000 during the same period of last year;

●	the cost of professional services that include consulting and training amounted to approximately $52,000, compared to zero during the same period of last year;

●	the amortization of capitalized software included in cost of revenue was approximately $26,000 compared to $18,000 for the same period of last year; and

●	outsourced hosting fees associated with the MobileSmith™ platform were approximately $16,000 compared to $10,000 during the same period of last year.

Sales and Marketing

During the three-month period ended June 30, 2013, sales and marketing expenses increased from $193,852 for the three-month period ended June 30, 2012, to $265,141, or 37%. The increase is attributable mostly to:

●	addition of two more employees to our sales and marketing force focused on the sale of our MobileSmith™ platform services, which resulted in an increase in payroll costs of approximately $32,000;

●	an increased presence at tradeshows, which resulted in an increase in related expenses of approximately $7,000;

●	an increase in costs associated with advertising and promotion of our platform of approximately $14,000; and

●	increase in stock based compensation of approximately $4,000.

Research and Development

During the three-month period ended June 30, 2013, research and development expenses increased from $17,222 for the three-month period ended June 30, 2012, to $222,386. Research and development expenses fluctuate, based on the stage of development and functionality of the platform and various app blocks. During the three-month period ended June 30, 2012, significant costs associated with our platform were capitalized, as the core of our MobileSmith™ platform was being enhanced. During the three-month period ended June 30, 2013, the development efforts were focused on new individual app blocks, which individually require separate research and development activities. As such, a higher proportion of developer’s costs are related to the design as opposed to the production of the individual app blocks. Our software capitalization criteria are described in further detail in our Annual Report.

General and Administrative

During the three-month period ended June 30, 2013, our general and administrative expenses increased from $300,486 for the three-month period ended June 30, 2012, to $346,528 or 15%. The increase is predominantly attributable to:

●	increase in the cost of legal services associated with extension of the IDB Credit Facility by $22,000 in comparison to the similar extension last year;

●	increase of $26,000 in executive compensation; and

●	the office rent was approximately $47,000 compared to $40,000 during the same period of last year as the rent increased on October 1, 2012 pursuant to the lease.

Results of Continuing Operations for the Six-Months Ended June 30, 2013 and June 30, 2012

Revenue

During the six-month period ended June 30, 2013, our total revenue increased from $64,923 for the six-month period ended June 30, 2012, to $125,208, or 93%, as we continued revenue growth associated with licensing of its MobileSmith™ platform and related service revenue.

Cost of Revenue

During the six-month period ended June 30, 2013, cost of revenue increased from $49,355 for the six-month period ended June 30, 2012 to $275,227 when compared to the same period last year, and increase of approximately $225,872.

The increase is mostly attributable to the following:

●	the cost of developers servicing the platform and its components was approximately $54,000 compared to approximately $7,000 during the same period of last year;

●	the cost of professional services that include consulting and training amounted to approximately $107,000, compared to zero during the same period of last year;

●	the amortization of capitalized software included in cost of revenue was approximately $50,000 compared to $22,000 for the same period of last year; and

●	outsourced hosting fees associated with the MobileSmith™ platform were approximately $32,000 compared to $11,000 during the same period of last year.

Sales and Marketing

During the six-month period ended June 30, 2013, sales and marketing expenses increased from $389,607 for the six-month period ended June 30, 2012, to $552,453, or 42%. The increase is attributable mostly to:

●
addition of two more employees to our sales and marketing force focused on the sale and promotion of our MobileSmith™ platform services, which resulted in an increase in payroll costs of approximately $79,000;

●	an increased presence at tradeshows, which resulted in an increase in related expenses of approximately $29,000;

●	an increase in costs associated with advertising and promotion of the our platform of approximately $25,000;

●	an increase in commission expense of approximately $5,000 related to an increase in sales of our platform licenses and related services; and

●	an increase in sales team travel expense of approximately $7,000.

Research and Development

During the six-month period ended June 30, 2013, research and development expenses increased from $33,260 for the six-month period ended June 30, 2012, to $390,216. Research and development expenses fluctuate, based on the stage of development and functionality of the platform and various app blocks. During the six-month period ended June 30, 2012, significant costs associated with our platform were capitalized, as the core of our MobileSmith™ platform was being enhanced. During the six-month period ended June 30, 2013, the development efforts were focused on new individual app blocks, which individually require separate research and development activities. As such, a higher proportion of developer’s costs are related to the design as opposed to the production of the individual app blocks. Our software capitalization criteria are described in detail in our Annual Report.

General and Administrative

During the six-month period ended June 30, 2013, our general and administrative expenses increased from $541,350 for the six-month period ended June 30, 2012, to $764,509 or 41%. The increase is predominantly attributable to the following:

●
additional legal, consulting and other professional fees resulting from the compromise of our internal corporate network in June 2012. During the six-month period ended June 30, 2013, we continued to incur such expenses, which totaled approximately $73,000;

●	increase in the cost of legal services associated with extension of the IDB Credit Facility by $22,000 in comparison to the similar extension last year;

●	increase of $57,000 in executive compensation;

●	$10,000 increase in consulting expenses; and

●
an absence of a $30,000 gain related to the recovery of receivable balance previously written off. This balance was included in general and administrative expense for the six month period ended June 30, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures for the three month period ended June 30, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description

3.1	Composite Copy of Amended and Restated Certificate of Incorporation, dated January 4, 2005, as amended to date (Filed herewith)

3.2	Composite Copy of Amended and Restated Certificate of Incorporation, dated January 4, 2005, as amended to date (marked copy) (Filed herewith)

3.3	Seventh Amended and Restated Bylaws, effective July [1], 2013 (Filed herewith)

3.4	Seventh Amended and Restated Bylaws, effective July [1], 2013 (marked copy) (Filed herewith)

10.1
Sixth Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement, Fourth Amendment to Convertible Secured Subordinated Promissory Notes and Fifth Amendment and Agreement to Join as a Party to Registration Rights Agreement, dated June 26, 2013, by and among Smart Online, Inc., Grasford Investments Ltd., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 2, 2013)

10.2
Promissory Note dated June 6, 2013, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York, as lender (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on July 2, 2013)

10.3
Guaranty dated June 6, 2013, made by Atlas Capital, SA for the benefit of Israel Discount Bank of New York (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on July 2, 2013)

10.4
Professional Services Agreement, effective as of May 1, 2013, by and between Smart Online, Inc. and Entre-Strat Consulting, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (Filed herewith)

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Statement of Stockholders’ Deficit, and (v) related notes to these financial statements, tagged as blocks of text and in detail (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

	By:	/s/ Amir Elbaz
August 14, 2013		Amir Elbaz
Chief Executive Officer

	By:	/s/ Gleb Mikhailov
August 14, 2013		Gleb Mikhailov
Chief Financial Officer