Form 10-Q
period 2013-09-30
MobileSmith, Inc.
filed 2013-11-14
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

OR

☐ Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-32634
____________________________
MOBILESMITH, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	95-4439334
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5400 Trinity Road, Suite 208 Raleigh, North Carolina	27607
(Address of principal executive offices)	(Zip Code)

(855) 516-2413
(Registrant’s telephone number, including area code)

4505 Emperor Blvd., Ste. 320, Durham, North Carolina 27703
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
____________________________

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

    As of November 14, 2013, there were 18,352,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2013

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
MOBILESMITH, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$236,745	$58,458
Restricted cash	198,423	131,103
Accounts receivable	78,899	36,050
Prepaid expenses and other current assets	65,331	96,670
Total current assets	579,398	322,281
Property and equipment, net	87,288	149,107
Capitalized software, net	818,387	618,557
Intangible assets, net	132,868	130,057
Other assets	53,864	19,440
Assets of discontinued operations	-	15,834
TOTAL ASSETS	$1,671,805	$1,255,276

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
Accounts payable	$71,005	$217,174
Notes payable	5,025,142	5,041,741
Deferred revenue	144,178	82,308
Settlement related financial instrument liability	1,917,500	2,065,000
Accrued interest	288,502	221,404
Other accrued liabilities	385,046	148,936
Liabilities of discontinued operations	-	5,638
Total current liabilities	7,831,745	7,782,201
Long-term liabilities:
Notes payable-Related Party	14,557,051	14,557,051
Notes payable - Other	9,205,570	6,075,267
Deferred revenue	-	1,028
Total long-term liabilities	23,762,621	20,633,346
Total liabilities	31,593,994	28,415,547
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at	-	-
June 30, 2013 and December 31, 2012
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,352,542 shares issued and	18,353	18,353
outstanding at June 30, 2013 and December 31, 2012
Additional paid-in capital	90,321,324	67,157,841
Accumulated deficit	(120,261,866)	(94,336,465)
Total stockholders’ deficit	(29,922,189)	(27,160,271)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,671,805	$1,255,276

The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
REVENUES:
Mobile Platform License and Services Fees	102,326	29,405	227,534	94,328
Total revenues	102,326	29,405	227,534	94,328

COST OF REVENUES	120,939	44,976	396,166	90,585

GROSS PROFIT (LOSS)	(18,613)	(15,571)	(168,632)	3,743

OPERATING EXPENSES:
Sales and marketing	214,428	206,287	766,881	599,638
Research and development	195,660	40,363	585,876	73,625
General and administrative	317,049	427,398	1,081,558	968,749

Total operating expenses	727,137	674,048	2,434,315	1,642,012

LOSS FROM OPERATIONS	(745,750)	(689,619)	(2,602,947)	(1,638,269)

OTHER (EXPENSE):
Interest expense, net	(611,082)	(428,726)	(1,592,780)	(1,203,037)
Gain on legal settlements and insurance claims	51,030	3,713	56,265	3,815
Loss on debt extinguishment	-		(21,793,055)	-
Loss on disposal of fixed assets	72,016	-	110,952	-
Change in market value of settlement related financial instrument	147,500	-	147,500	(442,500)
Total other expense	(340,536)	(425,013)	(23,071,118)	(1,641,722)

LOSS FROM CONTINUING OPERATIONS	$(1,086,286)	$(1,114,632)	(25,674,065)	$(3,279,991)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(14,941)	46,207	(14,778)	110,726
Impairment of assets of discontinued operations	-	-	(14,654)	-
NET LOSS	(1,101,227)	(1,068,425)	(25,703,497)	(3,169,265)

NET LOSS PER COMMON SHARE:
Basic and fully diluted from continuing operations	$(0.06)	$(0.06)	(1.40)	$(0.18)
Basic and fully diluted from discontinued operations	$(0.00)	$0.00	(0.00)	$0.01

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON
SHARE:
Basic and fully diluted	18,352,542	18,352,542	18,352,542	18,352,542

The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,925,401)	$(3,169,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113,308	76,425
Loss on disposal of fixed assets	125,606	-
Non cash amortization of debt discount	72,364	-
Equity-based compensation	35,624	26,109
Loss on debt extinguishment	21,793,055	-
Changes in assets and liabilities:
Accounts receivable	(42,849)	(91,408)
Contracts receivable		(6,200)
Prepaid expenses	31,339	(85,706)
Other assets	(34,424)	(168)
Accounts payable	(146,169)	92,351
Deferred revenue	55,206	217,806
Accrued and other expenses	155,708	394,385
Net cash used in operating activities	(3,766,633)	(2,545,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,834)	(25,530)
Purchase of software license	-	(75,000)
Capitalized patent development costs	(14,440)	(17,248)
Capitalized software	(287,628)	(749,160)
Net cash used in investing activities	(323,902)	(866,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash used to pay IDB interest expense	135,566	152,904
Deposit of cash to IDB restricted account	(202,886)	(281,341)
Proceeds from debt borrowings	4,375,000	3,639,253
Repayments of debt borrowings	(38,858)	(12,172)
Net cash provided by financing activities	4,268,822	3,498,644

NET DECREASE IN CASH AND CASH EQUIVALENTS	178,287	86,035
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,458	165,139
CASH AND CASH EQUIVALENTS, END OF PERIOD	$236,745	$251,174

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,525,682	$748,778

Non-cash investing and financing activities:
Financed purchase of office furniture	$40,000	$-
Recorded debt discount associated with beneficial conversion feature	$1,334,804	$-

The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

	Common Stock		Additional
	Shares		Paid-In	Accumulated	Totals
		Par Value	Capital	Deficit
BALANCES, DECEMBER 31, 2012	18,352,542	$18,353	$67,157,841	$(94,336,465)	$(27,160,271)
Equity-based compensation			12,181		12,181
Net loss				(1,427,804)	(1,427,804)
BALANCES, MARCH 31, 2013	18,352,542	18,353	67,170,022	(95,764,269)	(28,575,894)

Equity-based compensation			11,917		11,917
Beneficial conversion feature recorded as a result of June 27, 2013 debt modification			22,218,055		22,218,055
Net loss				(23,252,338)	(23,252,338)
BALANCES, JUNE 30, 2013	18,352,542	18,353	89,399,994	(119,016,607)	(29,598,260)

Equity-based compensation			11,526		11,526
Beneficial conversion feature recorded as a result of issuance of convertible debt			909,804		909,804
Net loss				(1,245,259)	(1,245,259)
BALANCES, SEPTEMBER 30, 2013	18,352,542	$18,353	$90,321,324	$(120,261,866)	$(29,922,189)

The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2013
(unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MobileSmith, Inc. (the “Company”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013.  The Company develops and markets software products and services tailored to users of mobile devices. The Company’s flagship product is The MobileSmith™ Platform.  The MobileSmith™ Platform is an innovative, patents pending mobile app development platform that enables organizations to rapidly create, deploy, and manage custom, native smartphone apps deliverable across iOS and Android mobile platforms.

The Company’s principal products and services include:

●	Licensing of our SaaS (“Software as a Service”) Mobile App Development Platform to our customers who design and build their own apps;

●	Custom mobile application design and development services provided by the Company;

●	Mobile application marketing services;

●	Mobile strategy implementation consulting; and

●	Cloud-based software hosting and management services.

The Company prepared the accompanying unaudited Condensed Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures we normally include in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our financial position, results of operations, cash flows and stockholder deficit as of September 30, 2013. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as amended, on file with the SEC (our “Annual Report”).

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2013 and 2012, the Company incurred net losses as well as negative cash flows and had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern.

Certain prior year balances were reclassified in connection with the presentation of discontinued operations of legacy domain hosting operations and the presentation of debt balances as of September 30, 2013.

2.   BALANCE SHEET ACCOUNTS

Capitalized software consists of the following:

	September 30, 2013	December 31, 2012

Capitalized software	$952,139	$672,359
Less accumulated amortization	(133,752)	(53,802)
Capitalized software, net	$818,387	$618,557

Office furniture and equipment:

During the quarter ended September 30, 2013, the Company finalized its plans to move to a new office location.  During the nine month period then ended  the Company purchased $21,834 of new equipment and tradeshow furniture, in addition to purchasing $40,000 of new office furniture, which was financed.

As a result of the office move, the Company disposed of  $125,606 of certain  undepreciated assets which were not moved to the new location.

Financial instruments:

The fair value of the financial liability related to issuance of 1,475,000 shares of our common stock, par value $0.001 per share (the “Common Stock”), resulting from the settlement of the Class Action lawsuit on July 1, 2011 was $1,917,500 and $2,065,000 at September 30, 2013 and December 31, 2012, respectively.

The Company recognized a gain of $147,500 and a loss of $442,500 in relation to the change in value of the financial liability during the nine-month periods ended September 30, 2013 and 2012, respectively.

3.   DEBT

The table below summarizes the Company’s debt at September 30, 2013 and December 31, 2012:

Note Description	September 30,	December 31,
	2013	2012	Maturity	Rate

IDB Bank	$5,000,000	$5,000,000	May-14	4.0%
Insurance premium note	-	23,987	Jun-13	6.9%
Capital lease obligations - Noteholder lease	136,893	150,072	Aug-19	8.0%
Capital lease obligations - Office furniture	38,310	-	Sep-18	9.8%
Convertible notes - Related parties	14,557,051	14,557,051	Nov-16	8.0%
Convertible notes, net of discount	9,055,509	5,942,949	Nov-16	8.0%
Total debt	28,787,763	25,674,059

Less: current portion of long term debt
Capital lease obligations	25,142	17,754
IDB Bank	5,000,000	5,000,000
Insurance premium note	-	23,987
Total current portion of long term debt	5,025,142	5,041,741

Debt - long term	$23,762,621	$20,632,318

Convertible Notes
On June 26, 2013, the Company entered into the Sixth Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement, Fourth Amendment to Convertible Secured Subordinated Promissory Notes and Fifth Amendment and Agreement to Join as a Party to Registration Rights Agreement (the “Sixth Amendment”), with the holders of a majority of the aggregate outstanding principal amount of the Convertible Secured Subordinated Promissory Notes (the “Notes”), issued by the Company under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “Note Purchase Agreement”), and an additional purchaser of the Notes, Grasford Investments Ltd (“Grasford”). (together, the “Noteholders”).  The modification to our convertible instrument applied to $23,075,000 of Notes outstanding as of the date of modification and to all future Notes.  As amended by the Sixth Amendment, the convertible instrument has the following characteristics:

●	a maturity date of November 16, 2016;

●	an interest rate of 8% per year;

●	optional conversion at a Noteholders’ request;

●	the borrowing commitment was increased by $10 million to $33.3 million;

●	a conversion price that is the greater of (i) 80% of the lowest closing price of the Common Stock in the twelve-month period immediately preceding the date of conversion or (ii) $0.50; and

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

Subsequent to modification and through September 30, 2013 the Company sold $1,800,000 in additional Notes to Union Bancaire Privée (“UBP”) under the amended Note Purchase Agreement at conversion prices ranging between $0.72 and $0.82 on the date of sale.  The Company recorded a beneficial conversion feature of $1,334,804 and corresponding debt discount, which will be amortized into interest expense through the maturity of the Notes.

During the nine-month period ended September 30, 2013, the Company sold Notes to UBP totaling $4,375,000 (including the $1,800,000 in Notes described above) under the same terms as previously-sold Notes under the convertible instrument.

Fair Value of Modified Convertible Notes

The modified convertible debt instrument was recorded at fair value of $44,868,055.  The Company used a binomial model to determine the fair value of the instrument.  The binomial model method uses significant unobservable inputs and falls within Level III measurement method under Fair Value Hierarchy under ASC 820 “Fair Value Measurements”

The significant unobservable inputs and information used to develop those inputs include the following:

●
volatility of stock price was determined to be 47% and was based on the volatility of the Company’s stock price as quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) for the period of 3.4 years, which approximates the period remaining until maturity of the convertible instrument;

●	the risk free rate of 1.41%;

●
the credit spread over the risk free rate was determined to be approximately 20%, which was derived from a combination of the credit spread of CCC rated bonds with added premium for lack of marketability of the convertible instrument;

●	the nodes of the binomial model were extended for 3 years, which approximates the time period until maturity of the convertible instrument; and

●
the conversion ratio varied from approximately 1.39 to .56 shares per dollar, depending on the node of the conversion tree.  The conversion ratio varied due to projected change in value of the stock driven by historical volatility of 47%.

IDB Credit Facility

On June 28, 2013, the Company extended its secured credit facility (the “IDB Credit Facility”), with Israel Discount Bank of New York (“IDB”), as lender, effective as of May 31, 2013, for an additional one-year period for the $5,000,000 already outstanding, and we maintain $250,000 in a Restricted Cash Account held at IDB for future interest payments.  All other terms remained unchanged.  To date, the Company has borrowed $5,000,000 under the IDB Credit Facility.   Borrowings under the IDB Credit Facility are guaranteed by Atlas Capital SA (“Atlas”), a majority Noteholder and a related party, and further secured by an extended irrevocable standby letter of credit issued by UBS Private Bank (“UBS”) with an expiration date of November 30, 2015.

4.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through August 2019. Total amounts financed under these capital leases were $175,203 and $150,072 at September 30, 2013 and December 31, 2012, respectively. These obligations are included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:

2013	$9,818
2014	39,259
2015	39,259
2016	39,259
2017	39,259
Thereafter	53,601
220,455
Less amount representing interest	(45,252)

Capital lease obligations	$175,203

The Company rents its office space pursuant to a lease that expires on November 15, 2013.

On July 29, 2013, the Company signed a sixty-five month lease for new office space in Raleigh, North Carolina, effective October 30, 2013.  The landlord built the space to the Company’s specifications and provided the Company with five months free rent, as an incentive.  Rent expense will be recognized over the entire sixty-five month term of the lease on a straight-line basis. The lease contains an option to renew for two three-year terms.  Monthly rent is approximately $13,000 per month.

In addition, on July 17, 2013, the Company leased a vehicle for a period of thirty-six months with monthly payments of $300.  The vehicle is mostly used for transporting equipment to and from tradeshows that often take place within reasonable driving distance from the Company’s office.

The table below summarizes the Company’s future obligations under the new office and vehicle leases:

Year:
2013	$897
2014	119,775
2015	162,528
2016	165,678
2017	167,786
Thereafter	216,500
Total	$833,164

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

The Stipulation provides for the certification of a class consisting of all persons who purchased the Company's publicly traded securities between May 2, 2005 and September 28, 2007, inclusive. As per the terms of the Stipulation, the settlement class has received total consideration of a cash payment of $350,000 made by the Company, and a cash payment of $112,500 made by Maxim Group.  In addition, Henry Nouri is required to transfer 25,000 shares of Company Common Stock to the settlement class and the Company is required to issue 1,475,000 shares of Company Common Stock to the class. Under the terms of the Stipulation, counsel for the settlement class may sell some or all of the Common Stock received in the settlement before distribution to the class, subject to the limitation that it cannot sell more than 10,000 shares in one day or 50,000 shares in 30 calendar days. Subject to the terms of the Stipulation, we paid the lead plaintiff $75,000 on July 14, 2010, $100,000 on September 15, 2010, $100,000 on December 14, 2010 and $75,000 on March 14, 2011.  On July 1, 2011, the District Court issued the Final Judgment and Order of Partial Dismissal with Prejudice in the Class Action case. The Court approved the Stipulation and directed the terms of how the Stipulation should be consummated.  On July 1, 2011, the Company recorded the Class Action obligation as a financial instrument liability.

On January 13, 2011 (the "Effective Date"), the District Court issued the Order Preliminarily Approving Settlement and Providing Notice.  Based upon the Settlement Agreement and the January 13, 2011 District Court Order Preliminarily Approving Settlement and Providing Notice, we paid for the benefit of Dennis Michael Nouri, Reza Eric Nouri, Henry Nouri and Ronna Loprete Nouri, collectively, the Nouri Parties, a total of $1,332,773 between January 2011 and February 2012. The Company was ordered by a court of proper jurisdiction to withhold $67,227 for future payment of adjudicated debt owed by the Nouri Parties’. Under the terms of the Settlement Agreement, to the extent the Nouri Parties’ legal costs are less than $300,000, the Company is owed the difference. The Settlement Agreement also provides for the exchange of mutual releases by the parties.

5.   EQUITY COMPENSATION

The following is a summary of the stock option activity for the nine-months period ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding, December 31, 2012	450,900	$2.02
Cancelled	(164,900)	1.53
Issued	249,370	1.62
Outstanding, September 30, 2013	535,370	$1.96	5.2	24,300
Vested and exercisable, September 30, 2013	191,750	$2.76	4.9	17,825

Aggregate intrinsic value represents the difference between the closing stock price at September 30, 2013 of the Company’s Common Stock and the exercise price of outstanding, in-the-money options. The Company’s closing stock price as reported on the OTCBB as of September 30, 2013 was $1.30.

At September 30, 2013, there remains $329,219 of unvested expense yet to be recorded related to all options outstanding.

6.   MAJOR CUSTOMERS AND CONCENTRATION

During the nine-month period ended September 30, 2013, two major customers accounted for 27% of total revenues.  For the nine-month period ended September  30, 2012, six major customers accounted for 82% of total revenues.

7.   DISCONTINUED OPERATIONS

In May 2013, the Company’s management agreed to discontinue the Company’s legacy business of domain hosting and e-commerce effective as of July 31, 2013.   Results of legacy operations are presented as discontinued operations in the Condensed Statements of Operations.  The Company has impaired all remaining assets associated with the legacy business, which included a number of servers, and recorded an impairment charge in the amount of approximately $15,000.  Remaining liabilities of $6,600 include deferred revenue for the recently renewed subscriptions.

8.   SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Company sold four Notes totaling $840,000 to UBP on the same terms as previously sold Notes.  The Notes will mature on November 14, 2016.

Effective November 1, 2013, Atlas transferred all of its interest in the Notes to Grasford Investments, Ltd. ("Grasford").  Grasford is an entity controlled by Avy Lugassy, beneficial owner of both Company equity and the Notes interests formerly held by Atlas. As a result of the transaction, Avy Lugassy continues to control those interests through control of Grasford in the same manner that he used to control the same interests through control of Atlas.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act and other laws.  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the potential impact of current or future litigation and government investigations, our ability to continue as a going concern, and the sufficiency of our capital resources including funds available under our existing credit facility, the funds available under our Note facility and the future sales of Notes, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” in our Annual Report and our subsequent periodic reports filed with the Securities and Exchange Commission, or SEC, for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview

We develop and market software products and services tailored to users of mobile devices.  Our flagship product is our MobileSmith™ Platform, which allows our customers to quickly design, build and manage native iOS and Android apps without having developer skills or experience.  We use a SaaS business model – the customers acquire access to our platform through user license agreements and are able to obtain total control of mobile app production.  Our business model allows for creation and management of any desired number of apps by our customers for a monthly license fee.

We also provide consulting services, which include assistance with design and implementation of mobile strategy and/or the development of mobile apps.

We believe that the do-it-yourself model for creation and management of apps will become a cost effective solution for enterprise clients who have an ever increasing need to interact with their customers and employees through mobile devices.  Single apps may reach their limits of usability very quickly, if made complex.  Our platform offers an ability to create multiple, customized non-template apps with designated functionalities and specific designs without incurring additional costs.

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

Healthcare clients:

Healthcare organizations, such as hospitals and healthcare networks are akin to government in their departmental segmentation and territorial reach. Additionaly, healthcare companies are subject to increased regulation as a result of Affordable Care Act and may be subject to penalties for delivering inefficient care under new Medicare provisions. Hospitals increasingly turn to portfolios of apps to increase efficiency and remain competitive: outpatient care apps, wellness apps, physician referral apps, appointment apps, discharge apps and others. We believe that our platform has a significant competitive advantage in the healthcare space due to the ability to deliver a variety of targeted mobile solutions cost effectively.

Enterprise clients:

The third sector combines all other large and multi-national enterprise clients, where large-scale customization based on functionality or territory is of the highest value, and other contributors as time to market, technology reach, and ease of use play important roles. These target clients may include large food chain, media and PR companies, software solutions providers, hardware manufacturers, mortgage brokers and real estate franchises.

Continuous Upgrades of our MobileSmith™ Platform

During the nine-month period ended September 30, 2013, we invested approximately $324,000 in equipment, upgrades to the functionality of the  platform and development of related patents.  The main upgrades to the platform included:

●	Release of MobileSmith™ 3.0 platform, which includes improvements to the user interface and streamlined workflow;

●
Release of iPad AppCanvas™ on July 19, 2013.  With this release our platform can produce native iPad apps with the same ease and agility as the iPhone and Android phone apps.  Tablets are currently driving mobile app usage and MobileSmith™ became one of the first SaaS app platforms to accommodate this trend;

●
Introduction of Enterprise App Versioning (EAV), which allows for more structured ways of app version development and release to internal and public app stores.  EAV also allows managing of multiple live app versions without forcing users to download a new version of an app; and

●
In September of 2013, we added Device Content Management (DCM) functionality, which allows customer’s data to be easily integrated in our platform. DCM allows for development of apps that use content from existing databases.  DCM enabled apps are not only able to receive push updates from the servers, but can also push data updates back to the servers.  DCM functionality significantly increases the range and sophistication of apps that can be built on our platform.

Discontinued Operations of Domain Management and E-Commerce Business.

During the second quarter of 2013, we adopted a plan to completely discontinue our domain hosting and e-commerce operations in order to focus on our core mobile platform business and related services.  In July 2013, we executed the plan and are now completely out of the business of domain hosting and e-commerce operations which were gradually on the decline over the past two years.  We do not expect our exit to have any substantial impact on our operations and cash flows.  We recorded a loss on impairment of assets used in discontinued operations of $14,654 for the nine months ended September 30, 2013.  The assets included a number of servers and switches that were used for domain hosting operations.

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

On June 26, 2013, we entered into the Sixth Amendment with the Noteholders.  The debt modification affected both currently outstanding convertible debt and issuances made subsequently.  The modification was a condition for which the parties to the Note Purchase Agreement would agree to increase the ceiling for the amount of Notes authorized to be issued.  As a result of the modification, the Noteholders agreed to increase the amount of Notes authorized to be issued in subsequent closings of the sale of Notes by $10,000,000, from $23,300,000 to $33,300,000.  The commitment is non-binding.  As of November 14, 2013, we had $7,385,000 available under the convertible instrument.

The modification resulted in a significant reduction in the conversion price on all outstanding and future Notes issued under the Note Purchase Agreement.  Immediately after the modification, the holders of $23,075,000 of Notes were allowed to convert at a 20% discount to the lowest price of the our Common Stock during the previous twelve month period as quoted on the OTCBB or, $0.72, into 32,048,611 shares, which resulted in a significant increase in intrinsic value for the holders of the Notes to $21,793,055, and a significant potential dilution of our current stockholders.   However, it is unlikely that this value can be realized by the holders of the Notes, if converted, due to fact that our stock is thinly traded.

During the nine-month period ended September 30, 2013, we sold thirteen Notes to UBP totaling $4,375,000, under the same terms as previously-sold Notes under the convertible instrument.

During the nine-month period ended September 30, 2013, we used in operations approximately $3,766,633, of which $1,398,956 or 37% was used to pay interest on our outstanding convertible debt.

Our unrestricted cash on hand was $236,745 at September 30, 2013, compared to $58,458 at December 31, 2012.  When compared to December 31, 2012, our accumulated deficit increased by the amount of our nine-month loss of $25,895,969 and was $120,261,866 at September 30, 2013.  Included in the net loss for the period was $21,793,055 of loss on modification of debt, which was accounted for as a debt extinguishment.

Under the IDB Credit Facility, we borrowed $5,000,000. The terms of the IDB Note called for the repayment of the principal amount on May 31, 2013. On June 28, 2013, we extended our IDB Credit Facility, effective as of May 31, 2013, or an additional one-year period for the $5,000,000 already outstanding, and we maintain $250,000 in a Restricted Cash Account held at IDB for future interest payments. All other terms remain the same. Borrowings under the IDB Credit Facility are guaranteed by Atlas, a majority Noteholder and a related party until November 11, 2013, and further secured by an extended irrevocable standby letter of credit issued by UBS with expiration date of November 30, 2015.

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

Results of Operations for the Three-Months Ended September 30, 2013 and September 30, 2012

Revenue

During the three-month period ended September 30, 2013, our total revenue increased to $102,326, from $29,405 for the comparable period in the prior year, or 248%.

During the three-month period ended September 30, 2013, we continued revenue growth associated with the licensing of its MobileSmith™ platform and related service revenue.

Cost of Revenue

During the three-month period ended September 30, 2013, cost of revenue increased to $120,939, from $44,976 for the three-month period ended September 30, 2012, or an increase of approximately $76,000.  The increase is mostly attributable to the following changes:

●	the cost of professional services that include consulting and training was approximately $64,000, compared to zero during the same period of last year; and

●	outsourced hosting fees associated with the MobileSmith™ platform were approximately $21,000, compared to $9,000 during the same period of last year.

Sales and Marketing

During the three-month period ended September 30, 2013, sales and marketing expenses increased from $206,287 for the three-month period ended September 30, 2012, to $214,428, or 4%.  There were no significant changes in our sales force or related activities between the two periods.   Marketing salaries decreased by $24,000 as the composition of our marketing team changed, offset by an increase in advertising and tradeshow activities of $32,000.

Research and Development

During the three-month period ended September 30, 2013, research and development expenses increased from $40,363 for the three-month period ended September 30, 2012, to $195,660.  Research and development expenses fluctuate based on the stage of development and functionality of the platform and various app blocks.  During the three-month period ended September 30, 2012, significant costs associated with our platform were capitalized, as the core of our MobileSmith™ platform was being enhanced.  During the three-month period ended September 30, 2013, the development efforts were focused on new individual app blocks, which individually require separate research and development activities.  As such, a higher proportion of costs are related to design as opposed to production of the individual app blocks.  Our software capitalization criteria are described in further detail in our Annual Report.  In addition to the change in timing of capitalization of research and development expenses, we expanded our development team in 2013, which resulted in an increase in payroll related expenses of approximately $67,000.

General and Administrative

During the three-month period ended September 30, 2013, our general and administrative expenses decreased from $427,398 for the three-month period ended September 30, 2012, to $317,049 or 26%.  The decrease is predominantly attributable to:

●
the absence of breach related expenses in the third quarter of 2013 as compared to the third quarter of 2012.  Such expenses amounted to approximately $52,000 for the three month period ended September 30, 2012;

●	the decrease in legal fees of approximately $27,000; and

●	the decrease in board member fees of approximately $23,000.

Results of Operations for the Nine-Months Ended June 30, 2013 and June 30, 2012

Revenue

During the nine-month period ended September 30, 2013, our total revenue increased from $94,328 for the nine-month period ended September 30, 2012, to $227,534, or 141%, as we continued revenue growth associated with licensing of our MobileSmith™ platform and related service revenue.

Cost of Revenue

During the nine-month period ended September 30, 2013, cost of revenue increased from $90,585 for the nine-month period ended September 30, 2012 to $396,166 when compared to the same period last year, an increase of $305,581.

The increase is mostly attributable to the following:

●	the cost of developers servicing the platform and its components was approximately $65,000 compared to approximately $10,000 during the same period of last year;

●	the cost of professional services that include consulting and training amounted to approximately $165,663 compared to zero during the same period of last year;

●	the amortization of capitalized software included in cost of revenue was approximately $96,000 compared to $62,000 for the same period of last year; and

●	outsourced hosting fees associated with the MobileSmith™ platform were approximately $53,000 compared to $30,000 during the same period of last year.

Sales and Marketing

During the nine-month period ended September 30, 2013, sales and marketing expenses increased from $599,638 for the nine-month period ended September 30, 2012, to $766,881, or 28%.  The increase is attributable mostly to:

●	an increase in sales team payroll costs of approximately $72,000;

●	an increased presence at tradeshows, which resulted in an increase in related expenses of approximately $40,000; and

●	an increase in costs associated with advertising and promotion of the our platform of approximately $41,000.

Research and Development

During the nine-month period ended September 30, 2013, research and development expenses increased from $73,625 for the nine-month period ended September 30, 2012, to $585,876.  Research and development expenses fluctuate based on the stage of development and functionality of the platform and various app blocks.  During the nine-month period ended September 30, 2012, significant costs associated with our platform were capitalized, as the core of our MobileSmith™ platform was being enhanced.  During the nine-month period ended September 30, 2013, the development efforts were focused on new individual app blocks, which individually require separate research and development activities.  As such, a higher proportion of costs are related to design as opposed to production of the individual app blocks.  Our software capitalization criteria are described in detail in our Annual Report. In addition to the change in timing of the capitalization of research and development expenses,  we expanded our development team in 2013, which resulted in an increase in payroll related expenses of approximately $190,000.

General and Administrative

During the nine-month period ended September 30, 2013, our general and administrative expenses increased from $968,749 for the nine-month period ended September 30, 2012, to $1,081,558 or 12%.  The increase is predominantly attributable to the following:

●
additional legal, consulting and other professional fees resulting from the compromise of our internal corporate network in June 2012. During the nine-month period ended September 30, 2013, we continued to incur such expenses, which totaled approximately $73,000;

●	increase in rent of approximately $18,000;

●	increase of $71,000 in executive compensation; and

●
an absence of a $30,000 gain related to the recovery of receivable balance previously written off. This balance was included in general and administrative expense for the nine month period ended September  30, 2012; offset by decreases in IT related expenses of $38,000 and Board member compensation fees of $33,000 due to a decrease in the number of Board members.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures for the three month period ended September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

As discussed elsewhere in this Quarterly Report on Form 10-Q, on November 11, 2013, Atlas transferred all $13.826 million in aggregate principal amount of its Notes of the Company to Grasford, a British Virgin Islands company which is owned and controlled by Avy Lugassy, effective as of November 1, 2013.  As a holder of the Notes, Grasford has the option to convert all or a portion of the principal amount of its Notes into Common Stock of the Company immediately upon Grasford’s request.  In addition to the Notes, Grasford owns 7,330,269 shares of the Company’s Common Stock.

As a result of Atlas’s transfer of the Notes to Grasford, if Grasford were to convert its Notes, it would own, and Mr. Lugassy would indirectly beneficially own, approximately 59.9% of the issued and outstanding Common Stock of the Company following such conversion.  The Company has not received any notice of conversion by Grasford or Mr. Lugassy.

Except for the Notes, there were no arrangements or understandings among Mr. Lugassy and Grasford or their respective associates with respect to the election of directors or other matters.  There are no arrangements known to the Company, the operation of which may, at a subsequent date, result in a change in control.

On November 13, 2013, the Company sold an additional Note in the principal amount of $320,000, or the New Note, to a current noteholder upon substantially the same terms and conditions as the Company’s previously issued notes, or the Existing Notes, the terms of which are as described in Item 1 and Exhibit 4.1 of the Company’s Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 and November 12, 2008, under Item 2.03 of the Company’s Current Reports on Forms 8-K filed on November 21, 2008 and February 25, 2009, under Item 1.01 of the Company’s Current Report on Form 8-K filed on March 8, 2010, under Item 1.01 of the Company’s Current Report on Form 8-K filed on June 19, 2012 and under Item 1.01 of the Company’s Current Report on Form 8-K filed on July 2, 2013, which descriptions are incorporated herein by reference.  The Company is obligated to pay interest on the New Note at an annualized rate of 8% payable in quarterly installments commencing February 13, 2014. As with the Existing Notes, the Company is not permitted to prepay the New Note without approval of the holders of at least a majority of the aggregate principal amount of the Notes then outstanding.

The Company plans to use the proceeds to meet ongoing working capital and capital spending requirements.

The sale of the New Note was made pursuant to an exemption from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.    EXHIBITS

The following exhibits are being filed or furnished herewith and are numbered in accordance with Item 601 of Regulation S-K:

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation, dated January 4, 2005, as amended to date (incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013)

3.2	Seventh Amended and Restated Bylaws, effective July 1, 2013 (incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013)

10.1	Partner Agreement, dated May 24, 2013, by and between Smart Online, Inc. and Jon Campbell (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Statement of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail  (Filed herewith)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

	By:	/s/ Amir Elbaz
November 14 , 2013		Amir Elbaz
Chief Executive Officer

	By:	/s/ Gleb Mikhailov
November 14, 2013		Gleb Mikhailov
Chief Financial Officer