Form 10-Q/A
period 2013-09-30
MobileSmith, Inc.
filed 2013-11-25
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

MobileSmith, Inc. (the "Company") is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for thie quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013 (the "Form 10-Q"), to include corrected unaudited financial statements and to correct certain clerical errors.

The Company has corrected its previously issued unaudited condensed financial statements as of and for the quarter ended September 30, 2013 to fix presentation of an expense line item that resulted in an inadvertent mathematical error in the Condensed Statements of Operations. As a result of the correction the net loss for the nine-month period ended September 30, 2013 increased from $25,703,497 to $25,925,401 or less than 1%.

This Quarterly Report on Form 10-Q/A is limited in scope to the corrections described above. Other than as described above, none of the other disclosures in the original Form 10-Q have been amended or updated.

For the convenience of the reader, this Quarterly Report on Form 10-Q/A sets forth the original Form 10-Q in its entirety. This Quarterly Report on Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date. Among other things, forward looking statements made in the original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the original Form 10-Q, and such forward-looking statements should be read in their historical context.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2013

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
MOBILESMITH, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$236,745	$58,458
Restricted cash	198,423	131,103
Accounts receivable	78,899	36,050
Prepaid expenses and other current assets	65,331	96,670
Total current assets	579,398	322,281
Property and equipment, net	87,288	149,107
Capitalized software, net	818,387	618,557
Intangible assets, net	132,868	130,057
Other assets	53,864	19,440
Assets of discontinued operations	-	15,834
TOTAL ASSETS	$1,671,805	$1,255,276

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
Accounts payable	$71,005	$217,174
Notes payable	5,025,142	5,041,741
Deferred revenue	144,178	82,308
Settlement related financial instrument liability	1,917,500	2,065,000
Accrued interest	288,502	221,404
Other accrued liabilities	385,046	148,936
Liabilities of discontinued operations	-	5,638
Total current liabilities	7,831,373	7,782,201
Long-term liabilities:
Notes payable-Related Party	14,557,051	14,557,051
Notes payable - Other	9,205,570	6,075,267
Deferred revenue	-	1,028
Total long-term liabilities	23,762,621	20,633,346
Total liabilities	31,593,994	28,415,547
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at	-	-
September 30, 2013 and December 31, 2012
Common stock, $0.001 par value, 45,000,000 shares authorized, 18,352,542 shares issued and	18,353	18,353
outstanding at September 30, 2013 and December 31, 2012
Additional paid-in capital	90,321,324	67,157,841
Accumulated deficit	(120,261,866)	(94,336,465)
Total stockholders’ deficit	(29,922,189)	(27,160,271)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,671,805	$1,255,276

The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
REVENUES:
Mobile Platform License and Services Fees	$102,326	$29,405	$227,534	$94,328
Total revenues	102,326	29,405	227,534	94,328

COST OF REVENUES	120,939	44,976	396,166	90,585

GROSS PROFIT (LOSS)	(18,613)	(15,571)	(168,632)	3,743

OPERATING EXPENSES:
Sales and marketing	214,428	206,287	766,881	599,638
Research and development	195,660	40,363	585,876	73,625
General and administrative	317,049	427,398	1,081,558	968,749
Loss on disposal of fixed assets	72,016	-	110,952	-

Total operating expenses	799,153	674,048	2,545,267	1,642,012

LOSS FROM OPERATIONS	(817,766)	(689,619)	(2,713,899)	(1,638,269)

OTHER (EXPENSE):
Interest expense, net	(611,082)	(428,726)	(1,592,780)	(1,203,037)
Gain on legal settlements and insurance claims	51,030	3,713	56,265	3,815
Loss on debt extinguishment	-	-	(21,793,055)	-
Change in market value of settlement related financial instrument	147,500	-	147,500	(442,500)
Total other expense	(412,552)	(425,013)	(23,182,070)	(1,641,722)

LOSS FROM CONTINUING OPERATIONS	(1,230,318)	(1,114,632)	(25,895,969)	(3,279,991)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(14,941)	46,207	(14,778)	110,726
Impairment of assets of discontinued operations	-	-	(14,654)	-
NET LOSS	$(1,245,259)	$(1,068,425)	$(25,925,401)	$(3,169,265)

NET LOSS PER COMMON SHARE:
Basic and fully diluted from continuing operations	$(0.07)	$(0.06)	$(1.41)	$(0.18)
Basic and fully diluted from discontinued operations	$(0.00)	$0.00	$(0.00)	$0.01

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON
SHARE:
Basic and fully diluted	18,352,542	18,352,542	18,352,542	18,352,542

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

MOBILESMITH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended  September 30, 2013
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

Convertible Notes
On June 26, 2013, the Company entered into the Sixth Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement, Fourth Amendment to Convertible Secured Subordinated Promissory Notes and Fifth Amendment and Agreement to Join as a Party to Registration Rights Agreement (the “Sixth Amendment”), with the holders of a majority of the aggregate outstanding principal amount of the Convertible Secured Subordinated Promissory Notes (the “Notes”), issued by the Company under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “Note Purchase Agreement”), and an additional purchaser of the Notes, Grasford Investments Ltd (“Grasford”) (together, the “Noteholders”).  The modification to our convertible instrument applied to $23,075,000 of Notes outstanding as of the date of modification and to all future Notes.  As amended by the Sixth Amendment, the convertible instrument has the following characteristics:

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

Results of Operations for the Nine-Months Ended  September 30, 2013 and  September 30, 2012

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

MOBILESMITH, INC.

	By:	/s/ Amir Elbaz
November 25, 2013		Amir Elbaz
Chief Executive Officer

	By:	/s/ Gleb Mikhailov
November 25, 2013		Gleb Mikhailov
Chief Financial Officer