Form 10-K
period 2013-12-31
MobileSmith, Inc.
filed 2014-03-27
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-32634

MOBILESMITH, INC.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $27,528,813 (based on the closing sale price of $1.50 per share).

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 21, 2014 was 19,827,542.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Information Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or about June 17, 2014, are incorporated by reference into Part III hereof.

PART I

Special Note Regarding Forward-Looking Statements

Information set forth in this Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the potential impact of current or future litigation and government investigations, our ability to continue as a going concern, and the sufficiency of our capital resources including funds available under our existing credit facility, the funds available under our convertible note facility and the future sales of Convertible Secured Subordinated Promissory Notes (the “Notes”), all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” and elsewhere in this report for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1. BUSINESS

General

MobileSmith, Inc. (referred to herein as, “MobileSmith,” the “Company,” “us,” “we,” or “our”) was incorporated in Delaware in August 1993 and became a public company through a self-registration in February 2005. The Company’s common stock trades on the OTC Bulletin Board (the “OTCBB”) under the symbol “MOST”.

Principal Products and Services

We develop and market a software-as-a-service (“SaaS”) platform that allows non-programmers to design and build native mobile applications for smartphones and tablets. Our flagship product is the MobileSmith™ Platform (the “Platform”). Platform related services often include data integration and training. We also provide consulting services, which include assistance with design and implementation of mobile strategy, implementation of mobile marketing strategy and the development of mobile apps.

In May 2013, our management agreed to discontinue our legacy business of domain hosting and e-commerce effective as of July 31, 2013. Results of these legacy operations are presented as discontinued operations in the Statements of Operations.

Mode of Operations

We use a SaaS business model – the customers acquire access to the Platform through user subscription agreements and are able to obtain total control of mobile app production. Our business model allows for creation and management of any desired number of apps by our customers for a monthly license fee. The on-demand SaaS model developed using multi-tenant architecture enables end users to visit a website and use the SaaS applications, all via a web browser, with no installation, no special information technology knowledge, and no maintenance. The SaaS application is transformed into a service that can be used anytime and anywhere by the end user. Multi-tenant SaaS applications also permit us to add needed functionality to our applications in one location for the benefit of all end users. This capability allows us to provide upgrades universally.

Target Market and Sales Channels

We believe that the do-it-yourself model for creation and management of apps will become a cost effective solution for enterprise clients who have an ever increasing need to interact with their customers and employees through mobile devices. Single apps may reach their limits of usability very quickly, if made complex. The Platform offers an ability to create multiple, customized non-template apps with designated functionalities and specific designs without incurring additional costs.

Our market penetration strategy focuses on three distinct sectors:

Government:

We believe that the Platform has a unique capability to service various structures within federal, state and local governments, as government structure is highly segmented by function and territory. In addition, the Platform can be safely placed behind the firewalls of individual departments, where data security is a primary concern. Replicating the Platform and placing it behind a secure firewall would allow an organization to create and manage multiple mobile apps with targeted functionality for targeted audiences without going outside of the secure firewall.

Healthcare clients:

Healthcare organizations, such as hospitals and healthcare networks are akin to government in their departmental segmentation and territorial reach. Additionally, healthcare companies are subject to increased regulation as a result of the Affordable Care Act and may be subject to penalties for delivering inefficient care under new Medicare regulations. Hospitals increasingly turn to portfolios of apps to increase efficiency and remain competitive: outpatient care apps, wellness apps, physician referral apps, appointment apps, discharge apps and others. We believe that the Platform has a significant competitive advantage in the healthcare space due to the ability to deliver a variety of targeted mobile solutions cost effectively.

Enterprise clients:

The third sector combines all other large and multi-national enterprise clients, where large-scale customization based on functionality or territory is of the highest value, and other contributors such as time to market, technology reach, and ease of use play important roles. These target clients may include large food chains, media and PR companies, software solutions providers, hardware manufacturers, mortgage brokers and real estate franchises.

Principal Customers

The Company had customers that in both 2012 and 2013 accounted for more than 10% of the Company’s revenue. Due to fact that revenue generated in both years is low in comparison to overall operating costs, the Company believes that the loss of any of those customers would not have a significant impact on operations.

Research and Development

During 2012, we completed the development of the Platform and the software was released to customers.

In 2013, our development efforts shifted to enhancing the Platform with various functionalities sought by customers and potential customers in our target markets. We continuously monitor such demand, rapidly develop the functionalities and make them available to all our customers, current and future. We continuously add value to our customers by advising them on new and creative ways to use mobile technology.

During the year ended December 31, 2013, we introduced the following upgrades to the Platform:

●	Release of MobileSmith™ 3.0 platform, which includes improvements to the user interface and streamlined workflow;

●
Release of iPad AppCanvas™ on July 19, 2013. With this release the Platform can produce native iPad apps with the same ease and agility as the iPhone and Android phone apps. Tablets are currently driving mobile app usage and the Platform became one of the first SaaS app platforms to accommodate this trend;

●
Introduction of Enterprise App Versioning (“EAV”), which allows for more structured ways of app version development and release to internal and public app stores. EAV also allows managing of multiple live app versions without forcing users to download a new version of an app; and

●
In September 2013, we added Device Content Management (“DCM”) functionality, which allows customers’ data to be easily integrated in the Platform. DCM allows for development of apps that use content from existing databases. DCM enabled apps are not only able to receive push updates from the servers, but can also push data updates back to the servers. DCM functionality significantly increases the range and sophistication of apps that can be built on the Platform.

Competition

Today, three main solutions exist for enterprises in need of a mobile native (non-HTML 5) application:

●
A company may hire an enterprise software application vendor and outsource the creation of a mobile app based on the defined specifications. A customer often does not have control over the creation of the final product and any subsequent modifications of the delivered product.

●
A large company with existing in-staff development teams may acquire a subscription to a Mobile Application Development Platform (“MADP”). MADP space is represented by the following solutions: HP’s Anywhere Mobile Development Platform, SAP’s Sybase Unwired Platform, IBM’s Worklight, KONY Solutions, Appcelerator, and Xamarin. Customers that use an MADP have full control over creation of the mobile apps, but are required to have developers on staff.

●
A company may subscribe to one of several do-it-yourself platforms (“DIY platforms”). Customers that use a DIY platform have full control over the app creation process and developer knowledge is not required to produce those apps. Current DIY platforms predominantly have narrow specializations (e.g., event app creation platforms).

MobileSmith differentiates itself from its competition because:

●	The Platform allows for creation of apps with sophisticated functionality; and

●
The Platform is designed for use by non-developers. The primary users of the Platform within our customers’ organizations are marketing and designer teams – individuals who have the best understanding of the behavior and demands of the end users of the apps – those who actually download the apps on their phones.

Intellectual Property

We have two patent applications pending with the U.S. Patent and Trademark Office. These patents, if granted, will cover the technology comprising the Platform.

We have four trademark applications pending with the U.S. Patent and Trademark Office. These trademarks, if granted, will cover certain names that identify specifics of the Platform user interface.

Employees

As of December 31, 2013, we had 28 full time employees and no part time employees. None of our employees are subject to collective bargaining agreements.

Executive Officers of the Registrant

Amir Elbaz (age 37)

Chief Executive Officer since May 2013. Amir Elbaz is also our Chairman of the Board. During his tenure as a member of the Board of Directors and its Chairman, Mr. Elbaz has been actively involved in the operations of the Company. Mr. Elbaz has served on the Board of Directors since January 2010 and as Chairman of the Board since November 2012. Mr. Elbaz served as the Executive Vice President & Chief Financial Officer of Lithium Technology Corporation (“LTC”) until November 2008. Mr. Elbaz joined LTC in 2006 to oversee finances and marketing, as well as business development. Prior to joining LTC, Mr. Elbaz served as a Senior Associate of Arch Hill Capital NV, a Dutch venture firm, from 2005-2006. During 2004 and most of 2005, Mr. Elbaz served as Vice President of Corporate Finance at Yorkville Advisors, where Mr. Elbaz sourced, structured and managed investments in more than a dozen public and private companies. Prior to joining Yorkville Advisors, Mr. Elbaz served for several years as an analyst with the Economic Department in the Procurement Mission of the Israeli Ministry of Defense in New York City. In that capacity, Mr. Elbaz co-headed multi-million dollar negotiations with first tier technology companies, and was in charge of the financial aspects of the day-to-day operations. Mr. Elbaz holds a B.A. from the University of Haifa, Israel, and an M.B.A. in Finance & Investments from Bernard Baruch College, CUNY, New York. Following his M.B.A. graduation, Mr. Elbaz was elected to the International Honorary Finance Society of Beta Gamma Sigma.

Bob Dieterle (age 47)

Senior Vice President and General Manager since January 2011. Mr. Dieterle is Chief Innovator of the Platform. Mr. Dieterle brings with him over 20 years of global technology experience from companies like IBM and Lenovo and is an accomplished thought leader in the adoption and commercialization of emerging technologies at the consumer and enterprise levels. Prior to joining MobileSmith, Mr. Dieterle served as the Executive Director of World Wide Product Management and Marketing of Services at Lenovo from 2006 to 2009. Mr. Dieterle has a B.S. in Electrical Engineering from North Carolina State University, and an M.B.A. from Duke University’s Fuqua School of Business.

Gleb Mikhailov (age 34)

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

Robert Hancock (age 42)

Vice President – Sales since September 2011. Mr. Hancock oversees MobileSmith’s sales, business development, and customer service functions. Prior to joining MobileSmith, Mr. Hancock served as Vice President of Sales and then Co-CEO of Prometheus Group, a leading provider of technology solutions for the SAP marketplace, where he oversaw the expansion of Prometheus Group into the number one vendor in their market. Mr. Hancock brings over 15 years of building, developing, and managing marketing and sales organizations of technology companies including tenures in senior management positions with Outstart, ASPE, and Redwood Software. Mr. Hancock has a B.S. in Applied Economics from Clemson University.

Available Information

Our corporate information is accessible through our main web portal at www.MobileSmith.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Although we endeavor to keep our website current and accurate, there can be no guarantees that the information on our website is up to date or correct. We make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available on the SEC’s website www.sec.gov.

ITEM 1A. RISK FACTORS

The following risk factors, among others, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us. These forward-looking statements are based on current expectations and except as required by law we assume no obligation to update this information. You should carefully consider the risks described below and elsewhere in this Annual Report on Form 10-K before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Our common stock is considered speculative and the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The following risk factors are not the only risk factors facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Historically, we have operated at a loss, and we continue to do so.

We have had recurring losses from operations and continue to have negative cash flows. If we do not become cash flow positive through additional financing or growth, we may have to cease operations and liquidate our business.

We are dependent on investors for the financing of our operations.

We have not yet achieved positive cash flows from operations, and our main source of funds is the sale of Notes under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “Note Purchase Agreement”). We must continue to rely on this source of financing until we are able to generate sufficient cash from revenues to fund our operations. The aggregate face value of the Notes as of December 31, 2013 was $26,165,000. The Notes and any additional Notes will mature on November 14, 2016. The holders of the Notes (the “Noteholders”), have agreed to purchase up to $33,000,000 in Notes under the Note Purchase Agreement; however this commitment is non-binding. If financing under the Note Purchase Agreement becomes unavailable, we will be required to seek other sources of financing. There is no guarantee that we will be able to obtain additional financing.

We may not be able to repay the outstanding balance of the Notes upon maturity and/or extend the maturity date of the Notes, and without additional financing we may have to cease operations and liquidate our business.

In addition, we have an outstanding promissory note with Israel Discount Bank (“IDB”) with a due date of May 31, 2014 (the “IDB Credit Facility”). The IDB Credit Facility is guaranteed by an irrevocable letter of credit issued by UBS Private Bank (“UBS”) with an expiration date of November 30, 2015. If we are not successful in extending the IDB Credit Facility, or replacing IDB with another lender, IDB will likely execute on the letter of credit issued by UBS and we will require additional financing to repay UBS and as a result our reputation will suffer.

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

Cherry Bekaert LLP, our independent registered public accounting firm, has expressed substantial doubt in its report included within this Annual Report on Form 10-K about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This report could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment. You should consider our independent registered public accounting firm’s report when determining if an investment in us is suitable.

The delivery of software via the SaaS business model is more vulnerable to cyber-crime than the sale of pre-packaged software.

On June 28, 2012, our internal corporate network was compromised and portions of our proprietary products were intentionally deleted from the network and most back-up devices. The Company engaged professional security information technology specialists to remediate the problem and contacted the government agencies that oversee cyber-crime. While it appears that no individual customer information was accessed or stolen, this occurrence could have destroyed our foundation. Since the incident, the Company made investments in its network security and operations, but we cannot assure that a similar problem will not occur in the future.

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

Our business is currently dependent on the success of a single product, the Platform, and related services.

Our business model is dependent on the commercial success of the Platform. Our future financial performance and revenue growth will depend on acceptance by the market of our vision that mobile app development by a non-developer will become a mainstream solution for businesses of all sizes. Our growth is dependent on the introduction of new features to the Platform and innovation in the area of mobile app development solutions for a wide range of customers.

Officers, directors, principal stockholders and other related parties control us. This might lead them to make decisions that do not align with interests of minority stockholders.

Our principal stockholders beneficially own or control a large percentage of our outstanding common stock. Certain of these principal stockholders hold Notes, which may be exercised or converted into additional shares of our common stock under certain conditions. The Noteholders have designated a bond representative to act as their agent. We have agreed that the bond representative shall be granted access to our facilities and personnel during normal business hours, shall have the right to attend all meetings of the Board of Directors and its committees, and shall receive all materials provided to the Board of Directors or any committee. In addition, so long as the Notes are outstanding, we have agreed that we will not take certain material corporate actions without approval of the bond representative.

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

Mr. Avy Lugassy controls Grasford Investments Ltd. (“Grasford”). As of December 31, 2013, Grasford holds 8,805,269, or 44%, of Company’s issued and outstanding common stock and approximately $13.83 million in aggregate principal amount of the Notes. Being a significant beneficial owner of the Company, Mr. Lugassy may exercise significant influence on the Company’s operations acting through the Company’s Board of Directors.

In addition, as of December 31, 2013, Union Bancaire Privée (“UBP”) holds approximately $10,877,179 million in aggregate principal amount of the Notes. Because UBP may convert its Notes upon request, if UBP so converts, it would acquire a significant percentage of our then outstanding shares of common stock and, like Grasford, would be able to exercise significant influence on the Company’s operations as a result.

Any future issuance of our shares of common stock could have a dilutive effect on the value of our existing shares of common stock.

Subsequent to the debt modification that occurred on June 26, 2013, described in Part II, Item 7 under the heading “Liquidity and Capital Resources—Financing Activities and Sources of Cash” each of the Noteholders received an option to convert their Notes upon their request.

In addition, the conversion price was adjusted to 80% of the lowest closing price of our shares of common stock in the 12-month period immediately preceding the date of conversion, with a floor of $.50. As of December 31, 2013, the aggregate face value of the Notes was $26,165,000. If all of the Notes are converted at the floor price of $.50, the Company will have to issue 52,330,000 new shares of common stock, which will result in significant dilution of our existing shares of common stock.

The Company does not have sufficient shares of common stock authorized to issue all of the shares of common stock into which the Notes may be converted. The Company expects to obtain stockholder approval to increase the number of shares of common stock authorized at its 2014 Annual Meeting of Stockholders. In the event that a Noteholder converts Notes before the increase in authorized shares of common stock takes place and there is an insufficient number of authorized shares on that date, the Noteholder may request that the Company call a special meeting of the stockholders specifically for the purpose of increasing the number of the authorized shares of common stock to cover the remaining portion of the Notes outstanding.

Our shares of common stock are thinly traded and investments in our shares may be illiquid.

Our shares of common stock are traded infrequently. In the 252 trading days for the year ended December 31, 2013, only 94,800 of our shares of common stock were traded, which resulted in an average daily volume of approximately 376 shares. Even an insignificant investment in our shares of common stock may be illiquid.

Future utilization of net operating loss carryfowards may be limited.

In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards that were created during tax periods prior to the change in ownership. A change in ownership may result from the issuance of shares of the Company’s common stock pursuant to conversion of the Notes or any other event that would result in the issuance of common or preferred shares of the Company, among other events.

The executive management team is critical to the execution of our business plan, and the frequency of management turnover has been disruptive to the success of our business.

Our executive management team has experienced significant changes in the last five years, including the resignation of our former Chief Executive Officers in December 2008 and May 2013 and our former interim Chief Executive Officers in May 2009 and November 2009.

In 2012, our former Chief Operating Officer resigned. Our former Chief Financial Officers resigned in May 2009 and April 2013.

The 2008-2009 resignations mostly related to the securities class action involving events taking place between years 2005 and 2007 and that was settled on June 18, 2010. For further information refer to the Legal Proceedings narrative included in Note 6 to the Company’s financial statements.

The 2013 resignations relate to the current Chairman of the Board, Mr. Amir Elbaz, taking over as Chief Executive Officer of the Company with a mission of implementing a strategic development and growth plan for our mobile business. During 2013, all legacy operations of domain hosting and e-commerce were discontinued.

If we cannot attract and retain qualified personnel and/or integrate new members of our executive management team effectively into our business, then our business and financial results may suffer. In addition, all of our executive team works at the same location, which could make us vulnerable to the loss of our entire team in the event of a natural or other disaster. We do not maintain key man insurance policies on any of our employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company does not hold any properties that are material to its operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCBB under the symbol “MOST.” The following table sets forth the range of high and low sales prices of shares of our common stock quoted on the OTCBB for the quarterly periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2012:	High	Low
First Quarter	$1.49	$0.50
Second Quarter	$1.55	$0.90
Third Quarter	$1.50	$1.02
Fourth Quarter	$1.40	$1.20

Year Ended December 31, 2013:
First Quarter	$1.40	$1.20
Second Quarter	$1.60	$1.02
Third Quarter	$1.40	$1.30
Fourth Quarter	$1.35	$0.70

As of March 21, 2014, there were 439 holders of record of shares of our common stock.

We have never declared or paid any cash dividends on shares of our common stock and do not intend to declare or pay dividends for the foreseeable future. As long as the Notes are outstanding, we must receive approval from the bond representative designated by the Noteholders in order to pay any dividend on shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes significant factors affecting the operating results, financial condition and liquidity of MobileSmith for the two-year period ended December 31, 2013. This discussion should be read in conjunction with the financial statements and notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and the more detailed discussion and analysis of our financial condition and results of operations in conjunction with the risks described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Overview

Mobile Apps Industry Developments

The mobile application industry witnessed growth across the board in 2013. For the first time ever, mobile devices outnumbered personal computers in the United States. The main suppliers of apps, the Apple App Store and Google Play, both experienced over a 40% growth in the number of apps available in their respective stores. Both stores also surpassed the one million app threshold during 2013.

The consumer contributed to massive growth in the industry. The total number of app downloads in 2013 was reported by Gartner Inc. to be 102 billion, a 59% increase from the 64 billion apps downloaded in 2012. Total industry revenue from these apps was reported to be approximately $26 billion in 2013, up 44% from $18 billion in 2012.

Overall usage of mobile applications also rose significantly in 2013, seeing a 115% increase, according to Flurry. Every major category of application experienced a rise in usage in 2013.

The mobile health industry, a specific sector of focus for MobileSmith, is an area of vast growth and potential. Health and wellness application usage showed a 49% spike in usage during 2013. Consisting of some 76,000 apps across the Apple Store and Google Play, the health and wellness category has accounted for well over 660 million downloads in 2013, according to a recent IMS report.

Consumers have shown marked interest in health apps: 80% of American adults have looked online for health information; 31% of cell phone users have looked up health information on their phone; and 19% have at least one health app on their phone, according to Pew. Further, a recent survey by eClinicalWorks states that 89% of physicians would be likely to recommend a health app to their patients. At the same time the healthcare provider industry has not fully embraced the mobile app as only 3% of providers offer a branded mobile app, according to MobiHealthNews.

In 2013, the healthcare mobile app space contributed to the growth in MobileSmith’s revenue and will continue to be a significant source of growth for MobileSmith in the future, together with government and large enterprise clients.

Comparison of Operating Results

MobileSmith had a successful year during which its revenue more than doubled. The Company added 16 new customers, the biggest growth for the Platform since it was released to the market in March 2012.

Results shown below also include the impact of certain items, which should be considered when trying to make direct comparisons between fiscal years:

●
In June 2012, the Company sustained a compromise of our internal corporate network which considerably slowed our operational advancement. The compromise resulted in an investigation by the government agencies that oversee cyber-crime; the Company incurred significant legal and consulting costs and personnel costs during the recovery time. Certain legal and consulting costs carried over into 2013.

●
In June 2013, the Company modified its Notes facility. The modification was accounted for as debt extinguishment and a charge of $21,793,055 was recorded in the 2013 Statement of Operations. In addition, due to changes in the conversion price of the convertible debt, each Note issuable subsequent to the June 2013 debt modification resulted in an immediate benefit to the purchaser, because the conversion price is at a discount to the market price as quoted on the OTCBB. The calculated benefit is recorded as a debt discount, which is amortized through the date of Note maturity, resulting in additional interest expense. During 2013, the Company included $208,680 of debt discount amortization in its interest expense presented in the 2013 Statement of Operations. The Company’s interest expense will continue to increase as the Company issues additional Notes.

●
During the second quarter of 2013, the Company adopted a plan to completely discontinue its domain hosting and e-commerce operations in order to focus on its core mobile platform business and related services. In July 2013, the Company executed the plan and is now completely out of the business of domain hosting and e-commerce operations which were gradually on the decline over the past two years. The Company does not expect its exit to have any substantial impact on its operations and cash flows. The Company recorded a loss on impairment of assets used in discontinued operations of $14,654 for the year ended December 31, 2013. The results of operations presented in Company’s financial statements and discussed below do not include any of the revenues and expenses related to the discontinued operations. Results of discontinued operations are reported separately in the Statements of Operations.

●
In November 2013, the Company moved its offices to a newly leased space. As a result of the move the Company discarded most of its old furniture and some outdated network equipment and invested in new, more efficient equipment and expanded its use of cloud processing capacities. As a result, the Company recorded loss impairment and disposal of old assets in the amount of $137,903 for 2013.

Results of Operations

Revenue

MobileSmith generated revenues of $339,039 in 2013, which is a 130% increase from $147,468 in 2012. The Company continues to expand its mobile presence in the market, as it added 16 new customers during 2013.

Cost of Revenue

Cost of revenue increased by $266,919 to $428,253 in 2013, or an increase of 165% from $161,334 in 2012, which was driven by a general increase in levels of revenue. During 2013, the Company formed a separate product team within the organization which engages directly with its customers and is predominantly responsible for the initial Platform training and materials, delivery of creative and app design components of the Company’s service offering, subsequent customer support and links the Company’s research and development activities with customer needs. Total cost of the product team for 2013 was approximately $200,000 compared to $0 in the previous year. Fees associated with the cloud hosting of certain components of the Platform were approximately $68,800, which represents a 50% increase from $45,995 in 2012.

Depreciation of Platform costs capitalized is included in the cost of revenue and was approximately $130,000 in 2013, which represents a 26% increase from $102,927 in 2012.

Sales and Marketing

Sales and marketing expenses were $892,679 in 2013, an increase of 3% from $866,221 in 2012. During 2013, the composition of the Company’s sales and marketing team remained relatively unchanged. The increase in marketing expenses resulted from additional marketing campaigns in 2013, compared to the prior year.

Research and Development

Research and development expenses were $951,653 in 2013, a 76% increase from $541,605 in 2012. The increase resulted from expansion of the Company’s development team to support development of new Platform features. Payroll and related expenses of the Company’s development team increased by $240,000 in 2013 compared to 2012. We believe that the current composition of the Company’s development team is sufficient for implementation of the Company’s research and development strategy and to support the Company’s growth.

In addition, in 2012, the Company capitalized significant costs of research and development expenses on its balance sheet. During 2013, the Company adopted the Agile development method, which supports the Company’s strategy of rapid development and delivery of Platform features to its customers. As a result, the Company ceased capitalizing its research and development costs mid-year 2013. The Company capitalized $164,797 in development costs in 2013, compared to $499,850 in 2012, a decrease of $335,053.

General and Administrative

General and administrative expenses were $1,506,460 in 2013 compared to $1,283,947 in 2012, an increase of $222,513 or 17%. The reasons for this increase were as follows:

●	$70,000 increase in management related fees in 2013 compared to 2012 because a former Interim CEO and Chairman of the Board did not take complete CEO compensation for a portion of 2012.

●
$52,000 increase in audit fees in 2013 compared to 2012, driven by additional procedures performed as a result of the network compromise that took place in June 2012. Audit related expenses are expensed when paid. This policy is consistently applied from period to period.

●	Absence of a $30,000 gain in 2013 compared to 2012, related to the recovery of a receivable balance previously written off. This gain was included in general and administrative expense in 2012.

Interest expense

Interest expense was $2,299,447 in 2013 compared to $1,659,499 in 2012, an increase of $639,948, or 39%, $431,268 of which is related to the general increase in debt and the remaining $208,680 of which is related to amortization of debt discount.

Loss on debt extinguishment

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

The difference between the fair value of the new convertible instrument and the carrying value of the previously outstanding Notes, in the amount of $21,793,055, was recognized as loss on extinguishment of debt in the Statements of Operations.

Subsequent to modification and through March 21, 2014, the Company sold $4,320,000 in additional Notes to UBP under the Note Purchase Agreement at conversion prices ranging between $.72 and $1.12 on the date of sale. The Company recorded a beneficial conversion feature of $2,130,074 and corresponding debt discount, which is being amortized into interest expense through the maturity of the Notes. The unamortized debt discount as of December 31, 2013 was $1,921,394.

Critical accounting policies and estimates

Revenue Recognition, Deferred Revenue and Multiple Element Arrangements

The Company follows U.S. GAAP principles of revenue recognition, which allows recognizing revenue only: (a) when an arrangement exists; (b) when the Company delivered its obligations under such arrangement; (c) when the fees are fixed or determinable; and (d) when collection of the fees billed is reasonably assured. Certain customers prepay the annual subscription fees at the beginning of the term. In such instances a deferred revenue liability is recorded on the Company’s balance sheet and the revenue is recognized as obligations under the agreement are fulfilled by the Company. Often the Company’s contracts combine various types of deliverables such as subscription fees and various professional services. Such Multiple-Element Arrangements are broken out into separate units of accounting aligned with various deliverables within the arrangement. The value of each deliverable within the arrangement is determined based on the best estimate of selling price (“BESP”) and the assigned value of each unit of accounting is recognized in revenue as individual obligations are delivered.

Software development costs

The Company capitalizes certain costs of development and subsequent enhancement of the Platform. The Company capitalizes software development costs when technological feasibility of its Platform or its enhancements is established and application development begins. The Company expenses costs associated with preliminary project stage and research activities. The Company’s policy provides for the capitalization of certain payroll, benefits, and other payroll-related costs for employees who are directly associated with development.

During 2012, the Platform was substantially completed. During 2013, the Company’s development efforts became more driven by market requirements and rapidly changing customers’ needs. As a result, the Company’s development team adopted the Agile iterative approach to software development. Due to Agile’s short development cycles and focus on rapid production, the Company ceased capitalizing software development costs mid-way through 2013 as the documentation produced under the Agile method did not meet requirements necessary to establish technological feasibility prior to the start of development activities. The Company does not expect to capitalize substantial development costs in the future.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets every reporting period or whenever events and circumstances indicate that the value may be impaired. During the year ended December 31, 2013, the Company recorded an impairment charge of approximately $118,000, including a $14,654 charge for impairment of fixed assets associated with the discontinued operations. With respect to the charge related to impairment of old furniture and equipment, the furniture and equipment was written off with minimal recoveries.

In addition to furniture and equipment, the Company recorded an impairment charge of approximately $38,000 related to capitalized software. Impairment of certain Platform enhancements resulted from introduction of new more advanced features of the Platform, which made older features obsolete. The Company may continue to develop and replace old features of the Platform with new advanced features and will record impairment of old features at that time.

 Discontinued operations

In May 2013, the Company’s management decided to discontinue the Company’s legacy business of domain hosting and e-commerce effective July 31, 2013. Results of legacy operations are presented as discontinued operations in the Statements of Operations. The Company has impaired all remaining assets associated with the legacy business, which included a number of servers, and recorded an impairment charge in the amount of approximately $14,654.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations is the sale of additional Notes. We must continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations.

Uses of Cash

During the year ended December 31, 2013, we used in operating and investing activities approximately $5.4 million, of which approximately $2 million was used to pay interest payments on the Notes. Approximately $2.3 million was used for payroll, benefits and related costs. Approximately $300,000 was used on non-payroll related sales and marketing efforts, which include participation in tradeshows and marketing campaigns. Approximately $400,000 was spent on legal and professional fees.

Capital Expenditures and Investing Activities

Our capital expenditures are limited to the purchase of new office equipment and new mobile devices that are used for testing. We do not plan any significant capital expenditures in the near future.

Investment in internally developed software in 2013 consisted of payroll and related costs of our development team.

Financing Activities and Sources of Cash

During 2013, we borrowed an additional $5,665,000 under the Note Purchase Agreement. The aggregate balance of the Notes as of December 31, 2013 was $24,243,606, net of discount of $1,921,394. The Notes mature on November 14, 2016.

On June 26, 2013, we entered into the Sixth Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement, Fourth Amendment to Convertible Secured Subordinated Promissory Notes and Fifth Amendment and Agreement to Join as a Party to Registration Rights Agreement, with the Noteholders. This debt modification affected both then outstanding convertible debt and issuances made subsequently. The amendment was a condition for which the parties to the Note Purchase Agreement would agree to increase the ceiling for the amount of Notes authorized to be issued. As a result of the modification, the Noteholders agreed to increase the amount of Notes authorized to be issued in subsequent closings of the sale of Notes by $10,000,000, from $23,300,000 to $33,300,000. This commitment is non-binding. As of March 21, 2014, we have approximately $5.7 million available under the Note Purchase Agreement.

We believe that anticipated cash flows from operations, and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 18 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by the Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Promissory Note

On December 6, 2010, we entered into (i) a $6,500,000 Promissory Note (the “IDB Note”), as borrower, and (ii) a Letter Agreement for the $6,500,000 Term Loan Facility, each with IDB as lender.

The total of all amounts borrowed under the initial IDB Credit Facility had to be drawn by June 10, 2011. We borrowed $5,000,000 during the initial term of the loan, which was originally due May 31, 2012. Subsequently we extended the loan twice. The current maturity of the loan is May 31, 2014. At each instance of extension we were required to deposit $250,000 in a restricted checking account held at IDB. The cash balance is used to pay quarterly interest payments. The balance in the restricted account as of December 31, 2013 was $131,757.

Borrowings under the IDB Credit Facility were guaranteed by Atlas Capital SA (“Atlas”) and subsequent to the merger between Atlas and Mirelis InvesTrust SA (“Mirelis”), by Mirelis. In addition, the IDB Credit Facility is further secured by an extended irrevocable standby letter of credit issued by UBS Private Bank with an expiration date of November 30, 2015.

Convertible Notes

The Company modified the Note Purchase Agreement on June 26, 2013. This modification applied to $23,075,000 of Notes outstanding as of the date of modification and to all future Notes. As amended, the convertible instrument has the following characteristics:

●	a maturity date of November 14, 2016;

●	an interest rate of 8% per year;

●	optional conversion upon Noteholder request;

●	the borrowing commitment was increased by $10 million to $33.3 million;

●
a conversion price that is the greater of (i) 80% of the lowest closing price of the Company’s shares of common stock in the 12-month period immediately preceding the date of conversion or (ii) $0.50; and

●
if at the time of any particular requested conversion the Company does not have a sufficient number of shares of its common stock authorized to allow for such conversion, the Noteholder may request that the Company call a special meeting of the stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover the remaining portion of the Notes outstanding.

The Company is obligated to pay interest on the Notes in quarterly installments commencing three months after the purchase date of the Notes. The Company is not permitted to prepay the Notes without approval of the holders of at least a majority of the principal amount of the Notes then outstanding.

The Note Purchase Agreement contains provisions whereby repayment of the Notes may be accelerated if the Company enters into voluntary or involuntary bankruptcy or insolvency proceedings. This acceleration right was waived by the Noteholders until such time when the IDB promissory note is repaid.

As of December 31, 2013, $26.17 million in aggregate principal amount of Notes was outstanding. Of this amount, Grasford holds approximately $13.83 million in aggregate principal amount of the Notes. Mr. Avy Lugassy controls Grasford. In addition, as of December 31, 2013, UBP holds approximately $10.88 million in aggregate principal amount of the Notes.

Issuance of 1,475,000 shares related to the Class Action Lawsuit

In connection with the Company’s Class Action lawsuit settlement approved by the United States District Court for the Middle District of North Carolina on July 1, 2011 (the “Class Action”) (see Note 7, “Commitments and Contingencies – Legal Proceedings”), the Company was required to issue 1,475,000 shares of its common stock to the Class Action class. The Company issued the required 1,475,000 shares on December 30, 2013. Prior to the issuance of these shares, the obligation was accounted for as a financial instrument liability on our balance sheet with changes reflected on our statements of operations as losses or gains, as applicable.

Going Concern

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations is the sale of additional Notes. We must continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions on us.

Our independent registered public accounting firm has issued an emphasis of matter paragraph in their report included in this Annual Report on Form 10-K in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MobileSmith, Inc.
Raleigh, North Carolina

We have audited the accompanying balance sheets of MobileSmith, Inc. (formerly Smart Online, Inc.) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
March 27, 2014

MOBILESMITH, INC.
BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$223,514	$58,458
Restricted Cash	131,757	131,103
Trade Accounts Receivable, Net	48,885	36,050
Prepaid Expenses and Other Current Assets	97,957	96,670
Total Current Assets	502,113	322,281

Property & Equipment, Net	140,383	149,107
Capitalized Software, Net	636,061	618,560
Intangible Assets, Net	138,992	130,057
Assets of Discontinued Operations	-	15,834
Other Assets	15,370	19,437
Total Other Assets	930,806	932,995
Total Assets	$1,432,919	$1,255,276

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Trade Accounts Payable	$58,901	$217,174
Accrued Expenses	267,425	143,854
Accrued Interest	290,560	220,848
Notes Payable, Current	5,026,113	5,041,741
Financial Liability Related to Settlement Obligation	-	2,065,000
Liabilities of Discontinued Operations	-	5,638
Deferred Revenue	163,868	88,974
Total Current Liabilities	5,806,867	7,783,229

Long-Term Liabilities
Notes Payable, Related Parties, Net of Discount	23,512,836	19,769,230
Notes Payable, Non-current	730,770	730,770
Capital Lease Obligations	142,986	132,318
Deferred Rent	25,314	-
Total Long-Term Liabilities	24,411,906	20,632,318
Total Liabilities	30,218,773	28,415,547

Commitments and Contingencies (Note 6)
Stockholders’ Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and December 31, 2012	-	-
Common Stock, $0.001 par value, 45,000,000 shares authorized, 19,827,542 and 18,352,542 shares issued and outstanding at December 31, 2013 and December 31, 2012	19,828	18,353
Additional Paid-in Capital	93,059,983	67,157,841
Accumulated Deficit	(121,865,665)	(94,336,465)
Total Stockholders’ Deficit	(28,785,854)	(27,160,271)
Total Liabilities and Stockholders’ Deficit	$1,432,919	$1,255,276

The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
REVENUES:
Total Revenues	$339,039	$147,468
COST OF REVENUES	428,253	161,334
GROSS PROFIT (LOSS)	(89,214)	(13,866)
OPERATING EXPENSES:
Sales and Marketing	892,679	866,221
Research and Development	951,653	541,605
General and Administrative	1,506,460	1,283,947
Impairment of Long Lived Assets, Net	137,903	-
Total Operating Expenses	3,488,695	2,691,773
LOSS FROM OPERATIONS	(3,577,909)	(2,705,639)
OTHER INCOME (EXPENSE):
Other Income	60,519	620
Interest Expense, Net	(2,299,447)	(1,659,499)
Loss On Debt Extinguishment	(21,793,055)	-
Change in Market Value of Settlement Related Financial Instrument	147,500	(295,000)
Total Other Expense	(23,884,483)	(1,953,879)
LOSS FROM CONTINUING OPERATIONS	(27,462,392)	(4,659,518)
Income (Loss) from Discontinued Operations	(52,154)	260,753
Impairment of Assets of Discontinued Operations	(14,654)	-
NET LOSS	$(27,529,200)	$(4,398,765)
NET INCOME (LOSS) PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(1.50)	$(0.25)
Basic and Fully Diluted from Discontinued Operations	$0.00	$.01
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	18,356,639	18,352,542

The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(27,529,200)	$(4,398,765)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	153,966	91,428
Loss on Disposal of Assets and Asset Impairment	156,531	-
Amortization of Debt Discount	208,680	-
Share Based Compensation	62,988	39,389
Change in Fair Value of Financial Instrument	(147,500)	295,000
Extinguishment of Debt Loss	21,793,055	-
Changes in Assets and Liabilities:
Accounts Receivable	(12,835)	(26,420)
Prepaid Expenses and Other Current Assets	2,783	(49,200)
Accounts Payable	(158,273)	(288,675)
Deferred Revenue	74,894	55,810
Accrued and Other Expenses	212,959	(150,627)
Net Cash Used in Operating Activities	(5,181,952)	(4,432,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(83,142)	(24,989)
Payments for Software License	-	(75,000)
Payments to Acquire Intangible Assets	(24,440)	(25,292)
Investment in Internally Developed Software	(164,797)	(499,850)
Net Cash Used in Investing Activities	(272,379)	(625,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay IDB Interest Expense	202,233	220,733
Deposit of Cash to IDB Restricted Account	(202,887)	(281,391)
Proceeds from Issuance of Long Term Debt	5,665,000	5,027,565
Repayments of Debt Borrowings	(44,959)	(16,397)
Net Cash Provided by Financing Activities	5,619,387	4,950,510

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	165,056	(106,681)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,458	165,139
CASH AND CASH EQUIVALENTS, END OF PERIOD	$223,514	$58,458

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$2,021,735	$1,617,810

Non-Cash Investing and Financing Activities
The Company Financed Purchase of Office Furniture	$40,000	$-
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$2,130,074	$-
The Company Issued 1,475,000 of Common Shares to Settle The Financial Liability	$1,917,500	$-

The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional
		$0.00	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

BALANCES, DECEMBER 31, 2011	18,352,542	$18,353	$67,118,452	$(89,937,700)	$(22,800,895)

Equity-Based Compensation	-	-	39,389	-	39,389
Net Loss	-	-	-	(4,398,765)	(4,398,765)
BALANCES, DECEMBER 31, 2012	18,352,542	18,353	$67,157,841	$(94,336,465)	$(27,160,271)

Equity-Based Compensation	-	-	62,988	-	62,988
Beneficial Conversion Feature Recorded as a Result of Issuance of June 27, 2013 Debt Modification and Subsequent Issuance of Convertible Debt	-	-	23,923,129	-	23,923,129
Issuance of Shares Related to Class Action Settlement	1,475,000	1,475	1,916,025	-	1,917,500
Net Loss	-	-	-	(27,529,200)	(27,529,200)
BALANCES, DECEMBER 31, 2013	$19,827,542	$19,828	$93,059,983	$(121,865,665)	$(28,785,854)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	SUMMARY OF BUSINESS AND DESCRIPTION OF GOING CONCERN

Description of Business and Going Concern
MobileSmith, Inc. was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013. The Company develops and markets software products and services tailored to users of mobile devices. The Company’s flagship product is the MobileSmith™ Platform (“the Platform”). The Platform is an innovative, patents pending mobile app development platform that enables organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms.

The Company’s principal products and services include:

●	Subscription to its Software as a Service (“SaaS”) cloud based mobile app development platform to its customers who design and build their own apps;

●	Custom mobile application design and development services provided by the Company;

●	Mobile application marketing services; and

●	Mobile strategy implementation consulting.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2013 and 2012, the Company incurred net losses as well as negative cash flows, and at December 31, 2013 and 2012, had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. At December 31, 2013, the Company does have a non-binding commitment from its secured subordinated noteholders to purchase up to an additional $7,135,000 in convertible notes, of which $1,230,000 was issued through March 21, 2014. During 2013, the Company performed an internal analysis of customer utilization of the Platform and conducted internal industry research of the Company’s target markets. As a result of the review, the Company adjusted its pricing strategy to better align the subscription price to the Platform with the value the customers receive from the subscription. The Company increased its focus on the target markets of healthcare, government and large enterprise clients, where the Company’s ability to rapidly produce large volumes of customizable native apps generates significant return of investment for a customer. During 2013, the Company discontinued its legacy operations of domain hosting and e-commerce in an effort to reduce it operating costs, while focusing on the mobile industry as an area of highest growth potential.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements, deferral of certain revenues, share-based compensation, allowance for accounts receivable, estimated useful lives of property, equipment, capitalized software asset and other long lived assets and fair value of convertible debt including loss on debt extinguishment. Actual results could differ from those estimates.

Fair Value of Financial Instruments
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

Revenue Recognition
The Company derives revenue primarily from subscription services charged to customers accessing the Platform and, to a much lesser degree, professional services provided in connection with subscription services.

The Company recognizes revenues when the following criteria have been met:

●	persuasive evidence of an arrangement exists;

●	delivery has occurred;

●	the fees are fixed or determinable; and

●	collection is considered reasonably assured.

Subscription Revenues
Subscription revenues are recognized ratably over the contract term of the arrangement beginning on the date that our service is made available to the customer. Amounts that have been invoiced are recorded in revenue or deferred revenue, depending on whether the revenue recognition criteria have been met.

Professional Services Revenues
Professional services revenues consist of fees for professional services, which relate to app design and development, training, system implementation and data integration, mobile application marketing services, and mobile strategy implementation consulting. These revenues are recognized as the services are rendered for time and material contracts and when the milestones are achieved and accepted by the customer for fixed-fee contracts.

Multiple-Element Arrangements
The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. In order to account for deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery.

In determining whether professional service revenues have standalone value, the Company considers availability of professional services from other vendors, the nature of the Company’s professional services, and whether the Company sells professional services to customers without the subscription.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple-deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting.

Vendor-specific objective evidence (“VSOE”) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists.

If VSOE of selling price is not available, third-party evidence (“TPE”) of selling price is used to establish the selling price if it exists. If VSOE of selling price and TPE of selling price are not available, then the best estimate of selling price (“BESP”) is to be used. VSOE and TPE do not currently exist for any of the Company’s deliverables. Accordingly, the Company uses its BESP to determine the relative selling price.

The Company determines its BESP for its deliverables based on its overall pricing objectives, taking into consideration market conditions and entity-specific factors. The Company evaluates its BESP by reviewing historical data related to sales of its deliverables. Total consideration under the contract is allocated to each of the separate units of accounting through application of the relative selling price method.

Deferred Revenue
Deferred revenue consists of billings or payments received prior to the date when revenue is recognized.

Cost of Revenues
Cost of revenues includes salaries of customer product teams, costs of IT infrastructure that supports the Platform and amortization charges for the Platform.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. The need for an allowance for doubtful accounts is evaluated based on specifically identified amounts that management believes to be potentially uncollectible. If actual collections experience changes, revisions to the allowance may be required.

Property and Equipment
The Company records property and equipment at cost and provides for depreciation and amortization using the straight-line method for financial reporting purposes over the estimated useful lives. The estimated useful lives by asset classification are as follows:

Computer hardware and office equipment	5 years
Computer software	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the estimated useful life or the lease term

During the year ended December 31, 2013, the Company changed its estimate for depreciable life for its newly acquired property and equipment from 10 to five years. The Company believes that a five year depreciable life more accurately reflects the life span of its equipment, software and furniture. Because substantially all old furniture and equipment were impaired and written off during 2013 and new depreciable life was predominantly applicable to new furniture and equipment purchased during the 2013 move to the Company’s new office, the effect of the change on depreciation expense is immaterial.

Software Development Costs
The Company capitalizes certain costs of development and subsequent enhancement of the Platform. The Company capitalizes software development costs when technological feasibility of the Platform or its enhancements is established and application development begins. The Company expenses costs associated with preliminary project stage and research activities. The Company’s policy provides for the capitalization of certain payroll, benefits, and other payroll-related costs for employees who are directly associated with development.

During 2012, the Platform was substantially completed. During 2013, the Company’s development efforts became more driven by market requirements and rapidly changing customers’ needs. As a result, the Company’s development team adopted the Agile iterative approach to software development. Due to Agile’s short development cycles and focus on rapid production, the Company ceased capitalizing software development costs mid-way through 2013 as the documentation produced under the Agile method did not meet requirements necessary to establish technological feasibility prior to start of development activities. The Company does not expect to capitalize substantial development costs in the future.

Intangible Assets
Intangible assets consist of the perpetual license for critical Platform software, costs associated with the Company’s patent filings and other acquired intangible assets. The Company also owns several copyrights and trademarks related to products, names, and logos used throughout its non-acquired product lines.

Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets every reporting period or whenever events and circumstances indicate that the value may be impaired. During the year ended December 31, 2013, the Company recorded an impairment and disposal of fixed assets charge of $118,302, net of recoveries, including a $14,654 charge for impairment of fixed assets associated with the discontinued operations. With respect to the charge related to impairment of old furniture and equipment, the furniture and equipment was written off with minimal recoveries.

In addition to furniture and equipment, the Company recorded an impairment charge of approximately $38,000 related to capitalized software. Impairment of certain Platform enhancements resulted from introduction of new more advanced features of the Platform, which made older features obsolete.

 Discontinued operations
In May 2013, the Company’s management decided to discontinue the Company’s legacy business of domain hosting and e-commerce effective July 31, 2013. Results of legacy operations are presented as discontinued operations in the Statements of Operations. The Company has impaired all remaining assets associated with the legacy business, which included a number of servers, and recorded an impairment charge in the amount of approximately $14,654.

Advertising Costs
Advertising costs consist primarily of industry related tradeshows and marketing campaigns. Advertising costs are expensed as incurred, or the first time the advertising takes place, applied consistently based on the nature of the advertising activity. The amounts related to advertising during 2013 and 2012 were $227,933 and $137,561, respectively.

Share-Based Compensation
The Company measures share-based compensation cost at the grant date based on the fair value of the award. The Company recognizes compensation cost on a straight-line basis over the requisite service period. The requisite service period is generally three years. The compensation cost is recognized net of estimated forfeiture activity.

The fair value of option grants under the Company’s equity compensation plan during the years ended December 31, 2013 and 2012 were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012
Dividend yield	0.00%	0.00%
Expected volatility	188.00%	84.62%
Risk-free interest rate	1.43%	1.30%
Expected lives (years)	4.00	4.00

Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Shares of common stock issuable upon conversion of Convertible Secured Subordinated Promissory Notes (the “Notes”) and exercise of share-based awards are excluded from the calculation of the weighted average number, because the effect of the conversion and exercise would be anti-dilutive.

Recently Issued Accounting Pronouncements
The Company evaluates new significant accounting pronouncements at each reporting period. For the year ended December 31, 2013, the Company did not identify any new pronouncement that had or is expected to have a material effect on Company’s presentation of its financial statements.

Fair Value Measurements
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

Settlement Related Financial Instrument Liability
In connection with the Company’s Class Action lawsuit settlement approved by the United States District Court for the Middle District of North Carolina on July 1, 2011 (see Note 6, “Commitments and Contingencies – Legal Proceedings”), the Company was required to issue 1,475,000 shares of common stock to the Class Action class. The Company issued the required 1,475,000 shares on December 30, 2013. Prior to the issuance of these shares, this obligation was accounted for as a financial instrument liability on the Company’s balance sheet with changes reflected on the Statements of Operations as losses or gains, as applicable. The value of the liability was determined to be a Level 1 measurement in accordance with the fair value hierarchy prescribed by the ASC 820 (Fair Value Measurements and Disclosures).

3.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

	December 31,	December 31,
	2013	2012

Computer hardware	$57,585	$145,350
Computer software	37,884	45,986
Furniture and fixtures	78,405	88,946
Office equipment	7,832	15,360
Leasehold improvements	34,162	53,279
	215,868	348,921
Less accumulated depreciation	(75,485)	(199,814)
Property and equipment, net	$140,383	$149,107

Capitalized software consists of the following:

	December 31,	December 31,
	2013	2012
Capitalized software	$793,094	$672,362
Less accumulated amortization	(157,033)	(53,802)
Capitalized software, net	$636,061	$618,560

During the years ended December 31, 2013 and 2012, the Company recorded depreciation and amortization expense related to its property, equipment and capitalized software of $138,461 and $78,508, respectively. The Company also recorded an impairment charge of $118,302 for its old equipment, furniture and leasehold improvements and an impairment charge of $38,299 related to capitalized software during year ended December 31, 2013

4.	INTANGIBLE ASSETS

The following table summarizes information about the Company’s intangible assets:

	December 31, 2013			December 31, 2012
Asset Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired license and costs	$108,534	$28,425	$80,109	$108,534	$12,920	$95,614
Patent development and application costs	48,883	-	48,883	34,443	-	34,443
Other	10,000	-	10,000	-	-	-
Total	$167,417	$28,425	$138,992	$142,977	$12,920	$130,057

For the years ended December 31, 2013 and 2012, the aggregate amortization expense on the above intangibles was approximately $15,505 and $ 12,920, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2013:

Year ending December 31:
2014	$16,505
2015	17,505
2016	19,949
2017	19,949
2018	19,949
Thereafter	45,135
$138,992

5.	DEBT

The table below summarizes the Company’s debt at December 31, 2013 and December 31, 2012:

	December 31,	December 31,
Description	2013	2012	Maturity	Rate

IDB Credit Facility	$5,000,000	$5,000,000	14-May	4%
Insurance premium note	-	23,987	13-Jun	7%
Capital lease obligations	169,099	150,072	19-Aug	8%
Convertible notes - related parties, net of discount	23,512,836	19,769,230	16-Nov	8%
Convertible notes	730,770	730,770	16-Nov	8%
Total debt	29,412,705	25,674,059

Less: current portion of long term debt
Capital lease obligations	26,113	17,754
IDB Credit Facility	5,000,000	5,000,000
Insurance premium note	-	23,987
Total current portion of long term debt	5,026,113	5,041,741

Debt - long term	$24,386,592	$20,632,318

Convertible Notes

Since November 14, 2007, the Company has financed its working capital deficiency primarily with the issuance of Notes under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “Note Purchase Agreement”).

On June 26, 2013, the Company entered into the Sixth Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement, Fourth Amendment to Convertible Secured Subordinated Promissory Notes and Fifth Amendment and Agreement to Join as a Party to Registration Rights Agreement (the “Sixth Amendment”), with the holders of a majority of the aggregate outstanding principal amount of the Notes issued by the Company under the Note Purchase Agreement, and an additional purchaser of the Notes, Grasford Investments Ltd (“Grasford”) (collective, the “Noteholders”). The modification to the Company’s convertible instrument applied to $23,075,000 of Notes outstanding as of the date of modification and to all future Notes. As amended by the Sixth Amendment, the convertible instrument has the following characteristics:

●	a maturity date of November 14, 2016;

●	an interest rate of 8% per year;

●	optional conversion upon Noteholder request;

●	the borrowing commitment was increased by $10 million to $33.3 million;

●
a conversion price that is the greater of (i) 80% of the lowest closing price of the Company’s shares of common stock in the 12-month period immediately preceding the date of conversion or (ii) $0.50; and

●
if at the time of any particular requested conversion the Company does not have a sufficient number of shares of its common stock authorized to allow for such conversion, the Noteholder may request that the Company call a special meeting of the stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover the remaining portion of the Notes outstanding.

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

The difference between the fair value of the new convertible instrument and the carrying value of the previously outstanding Notes, in the amount of $21,793,055, was recognized as loss on extinguishment of debt in the Statements of Operations.

Subsequent to modification and through March 21, 2014, the Company sold $4,320,000 in additional Notes to Union Bancaire Privée (“UBP”) under the Note Purchase Agreement at conversion prices ranging between $.72 and $1.12 on the date of sale. The Company recorded a beneficial conversion feature of $2,130,074 and corresponding debt discount, which is being amortized into interest expense through the maturity of the Notes. The unamortized debt discount as of December 31, 2013 was $1,921,394.

The Company is obligated to pay interest on the Notes in quarterly installments commencing three months after the purchase date of the Notes. The Company is not permitted to prepay the Notes without approval of the holders of at least a majority of the principal amount of the Notes then outstanding.

The Note Purchase Agreement contains provisions whereby repayment of the Notes may be accelerated if the Company enters into voluntary or involuntary bankruptcy or insolvency proceedings. This acceleration right was waived by the Noteholders until such time when the promissory note with Israel Discount Bank of New York (“IDB”) is repaid.

Related Party Convertible Notes

Grasford, the Company’s largest stockholder, owns $13,826,282 in principal amount of Notes as of December 31, 2013. Grasford is controlled by Avy Lugassy, a beneficial owner of both debt and equity holdings in the Company by Grasford.

UBP owns $10,877,180 in principle amount of Notes as of December 31, 2013 and is considered a significant beneficial owner.

Fair Value of Modified Convertible Notes

The modified Note facility was recorded at fair value of $44,868,055. The Company used a binomial model to determine the fair value of the instrument. The binomial model method uses significant unobservable inputs and falls within the Level III measurement method under Fair Value Hierarchy under ASC 820 “Fair Value Measurements.”

The significant unobservable inputs and information used to develop those inputs include the following:

●
the volatility of stock price was determined to be 47% and was based on the volatility of the Company’s stock price as quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) for the period of 3.4 years, which approximates the period remaining until maturity of the convertible instrument;

●	the risk free rate of 1.41%;

●
the credit spread over the risk free rate was determined to be approximately 20%, which was derived from a combination of the credit spread of CCC rated bonds with added premium for lack of marketability of the convertible instrument;

●	the nodes of the binomial model were extended for three years, which approximates the time period until maturity of the convertible instrument; and

●
the conversion ratio varied from approximately 1.39 to .56 shares per dollar, depending on the node of the conversion tree. The conversion ratio varied due to projected change in value of the stock driven by historical volatility of 47%.

Capital Leases

On September 4, 2009, the Company entered into a sale transaction whereby it sold its computer equipment, furniture, fixtures and certain personal property located at its former principal executive offices in Durham, North Carolina (collectively, the “Equipment”) on an “as-is, where-is” basis to the holders of the Company’s Notes, on a ratable basis in proportion to their respective holdings of Notes, for $200,000 (“Purchase Price”). The Purchase Price was paid through a $200,000 reduction, on a ratable basis, in the outstanding aggregate principal amount of the Notes. The Purchase Price represented the fair market value of the Equipment based on an independent appraisal.
The payments on the lease are made monthly. The balance of the lease as of December 31, 2013 was $132,321.

In September 2013 the Company purchased furniture for its new office by execution of a five year non-cancellable lease, which is accounted for as a capital lease. The unpaid balance on the lease as of December 31, 2013 is $36,778.

The table below details future payments under capital leases:

Year:
2014	$39,259
2015	39,259
2016	39,259
2017	39,259
2018	34,189
Thereafter	19,412
210,637
Less amount representing interest	(41,538)
Capital lease obligations	$169,099

Promissory Note

On December 6, 2010, the Company entered into (i) a $6,500,000 Promissory Note (the “IDB Note”), as borrower, and (ii) a Letter Agreement for the $6,500,000 Term Loan Facility, each with IDB as lender.

The total of all amounts borrowed under the initial IDB Credit Facility had to be drawn by June 10, 2011. The Company borrowed $5,000,000 during the initial term of the loan, which was originally due May 31, 2012. Subsequently the Company extended the loan twice. The current maturity of the loan is May 31, 2014. At each instance of extension the Company was required to deposit $250,000 in a restricted checking account held at IDB. The cash balance is used to pay quarterly interest payments. The balance in the restricted account as of December 31, 2013 was $131,757.

Borrowings under the IDB Credit Facility were guaranteed by Atlas Capital SA (“Atlas”) and subsequent to the merger between Atlas and Mirelis InvesTrust SA (“Mirelis”), by Mirelis. In addition, the IDB Credit Facility is further secured by an extended irrevocable standby letter of credit issued by UBS Private Bank with an expiration date of November 30, 2015.

6.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 29, 2013, the Company signed a 65-month lease for new office space in Raleigh, North Carolina, effective October 30, 2013. The landlord built the space to the Company’s specifications and provided the Company with five months free rent as an incentive. Rent expense will be recognized over the entire 65-month term of the lease on a straight-line basis. The lease contains an option to renew for two, three-year terms. Monthly rent is approximately $13,000 per month.

In addition, on July 17, 2013, the Company leased a vehicle for a period of 36-months with monthly payments of $300. The vehicle is mostly used for transporting equipment to and from tradeshows that often take place within reasonable driving distance from the Company’s office.

The table below summarizes the Company’s future obligations under the new office and vehicle leases:

Year:
2014	$119,775
2015	162,528
2016	165,678
2017	167,786
2018	172,418
Thereafter	44,082
Total	$832,267

Rent expense for the years ended December 31, 2013 and 2012 was $194,371 and $168,382, respectively.

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

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) with the lead plaintiff in the securities Class Action lawsuit involving the Company in the case captioned Mary Jane Beauregard vs. Smart Online, Inc., et al., filed in the United States District Court for the Middle District of North Carolina (the “District Court”). The Stipulation provided for the settlement of the Class Action on the terms described below. The District Court issued an order preliminarily approving the settlement on January 13, 2011. The final settlement hearing was held on May 11, 2011.

The Stipulation provided for the certification of a class consisting of all persons who purchased the Company’s publicly traded securities between May 2, 2005 and September 28, 2007, inclusive. As per the terms of the Stipulation, the settlement class has received total consideration of a cash payment of $350,000 made by the Company, and a cash payment of $112,500 made by Maxim Group. In addition, Henry Nouri was required to transfer 25,000 shares of the Company’s common stock to the settlement class and the Company was required to issue 1,475,000 shares of the Company’s common stock to the class. Under the terms of the Stipulation, counsel for the settlement class was allowed to sell some or all of the common stock received in the settlement before distribution to the class, subject to the limitation that it could not sell more than 10,000 shares in one day or 50,000 shares in 30 calendar days. Subject to the terms of the Stipulation, the Company paid the lead plaintiff $75,000 on July 14, 2010, $100,000 on September 15, 2010, $100,000 on December 14, 2010 and $75,000 on March 14, 2011. On July 1, 2011, the District Court issued the Final Judgment and Order of Partial Dismissal with Prejudice in the Class Action lawsuit. The Court approved the Stipulation and directed the terms of how the Stipulation should be consummated. On July 1, 2011, the Company recorded the Class Action obligation as a financial instrument liability.

On January 13, 2011 (the “Effective Date”), the District Court issued the Order Preliminarily Approving Settlement and Providing Notice. Based upon the Settlement Agreement and the January 13, 2011 District Court Order Preliminarily Approving Settlement and Providing Notice, the Company paid for the benefit of Dennis Michael Nouri, Reza Eric Nouri, Henry Nouri and Ronna Loprete Nouri (collectively, the “Nouri Parties”) a total of $1,332,773 between January 2011 and February 2012. The Company was ordered by a court of proper jurisdiction to withhold $67,227 for future payment of adjudicated debt owed by the Nouri Parties. As of December 31, 2013 the withheld balance was reduced to $30,000 through agreement between the Company and the Nouri Parties.

The Settlement Agreement also provides for the exchange of mutual releases by the parties.

On December 30, 2013, the Company issued the required 1,475,000 settlement shares, which were purchased from the Settlement Fund by Grasford at $.50 per share, in accordance with the terms of the Settlement Agreement.

7.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2013, the Company had 19,827,542 shares of common stock outstanding. Holders of the Company’s shares of common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at December 31, 2013 and 2012.

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

The exercise price for incentive stock options granted under the above plans is required to be no less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. Incentive stock options typically have a maximum term of 10 years, except for option grants to 10% stockholders, which are subject to a maximum term of five years. Non-statutory stock options have a term determined by either the Board of Directors or the Compensation Committee of the Board of Directors. Options granted under the plans are not transferable, except by will and the laws of descent and distribution.

A summary of the status of the stock option issuances as of December 31, 2013 and 2012, and changes during the periods ended on these dates is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding, December 31, 2011	301,900	$2.25
Cancelled	(18,500)	1.18
Issued	167,500	1.46
Outstanding, December 31, 2012	450,900	2.02
Cancelled	(187,900)	1.51
Issued	267,378	1.62
Outstanding, December 31, 2013	530,378	1.99	4.8	24,300
Vested and exercisable, December 31, 2013	209,408	$2.66	4.7	17,581

 At December 31, 2013 and 2012, $270,915 of unvested expense remains to be recorded related to all options outstanding.

Information regarding the weighted average remaining contractual life and weighted average exercise price of options outstanding and options exercisable as of December 31, 2013, for selected exercise price ranges, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.90-1.95	460,378	5.35	$1.46	139,408	$1.24
3.50-8.61	70,000	1.01	5.50	70,000	5.50
$.90-8.61	530,378	4.8	$1.99	209,408	$2.66

8.	INCOME TAXES

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

The balances of deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2013	2012
Net current deferred income tax assets related to:
Allowance for doubtful accounts	$75,000	$-
Depreciation and amortization	137,000	131,000
Stock-based expenses	91,000	91,000
Accrued liabilities – litigation expenses	12,000	833,000
Other liabilities	62,000	7,000
Other	7,000
Net operating loss carryforwards	28,601,000	26,677,000
Total	28,985,000	27,739,000
Less valuation allowance	(28,985,000)	(27,739,000)
Net current deferred income tax	$-	$-

Under US GAAP, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense  related to continuing operations differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows:

	Year Ended		Year Ended
	December 31,		December 31,
	2013		2012

Tax benefit from continuing operations computed at statutory rate of 34%	$(9,337,000)	$	$ (1,451,000)
State income tax benefit from continuing operations , net of federal effect	(1,251,000)		(204,000)
Permanent differences:			-
Stock based compensation	24,000		(13,000)
Loss on debt extinguishment	8,402,000		-
Other	3,000		1,000
Expiration of net operating loss carryforwards	939,000		-
Change in valuation allowance - continuing operations	1,220,000		1,667,000
Totals	$-		$-

Total income tax expense  related to discontinued operations differs from expected income tax expense (computed by applying the combined  U.S. federal and state corporate income tax rate of 38.55% to profit (loss) before taxes) as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012

Tax expense (benefit) from discontinued operations	$(26,000)	$101,000
Change in valuation allowance - discontinued operations	26,000	(101,000)
Totals	$-	$-

As of December 31, 2013, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $74 million, which expire between 2014 and 2033. For state tax purposes, the NOL carryforwards expire between 2014 and 2024. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2013.

9.	MAJOR CUSTOMERS AND CONCENTRATIONS

A customer that individually generates more than 10% of revenue is considered a major customer.

For the year ended December 31, 2013, two major customers accounted for a combined 23% of the Company’s revenue. Three customers accounted for 58% of accounts receivable balance as of December 31, 2013.

For the year ended December 31, 2012, five major customers accounted for an aggregate 64% of the Company’s revenue. Two customers accounted for 76% of accounts receivable balance as of December 31, 2012.

10.	EMPLOYEE BENEFIT PLAN

All full time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $21,032 and $20,928 to the plan during 2013 and 2012, respectively.

11.	SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company sold four Notes totaling $1,230,000 to UBP on the same terms as outstanding Notes. The Notes mature on November 14, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There has been no change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment and those criteria, management believes that our internal control over financial reporting was effective as of December 31, 2013.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

ITEM 9B. OTHER INFORMATION

None.

PART III

Information required by Items 10, 11, 12, 13, and 14 is incorporated by reference from our definitive Proxy Statement relating to our Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

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

4.10
Fifth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Third Amendment to Convertible Secured Subordinated Promissory Notes and Fourth Amendment to Registration Rights Agreement, dated June 13, 2012, by and among Smart Online, Inc., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to Form 8-K, as filed with the SEC on June 19, 2012)

4.11
Sixth Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement, Fourth Amendment to Convertible Secured Subordinated Promissory Notes and Fifth Amendment and Agreement to Join as a Party to Registration Rights Agreement, dated June 26, 2013, by and among Smart Online, Inc., Grasford Investments Ltd., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K, as filed with the SEC on July 2, 2013)

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

10.12*
Form of revised Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director) (incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.13
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.14
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.15
Letter Agreement for $6,500,000.00 Term Facility dated December 6, 2010, by Israel Discount Bank of New York, and agreed and accepted by Smart Online, Inc. (incorporated herein by reference to Form 8-K, as filed with the SEC on December 6, 2010)

10.16
First Amendment to Office Lease Agreement dated April 28, 2011, between Smart Online, Inc. and Nottingham Hall LLC (incorporated herein by reference to our Annual Report on Form 10-K, as filed with the SEC on March 20, 2012)

10.17
Promissory Note dated June 6, 2013, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York, as lender (incorporated herein by reference to Exhibit 10.2 to Form 8-K, as filed with the SEC on July 2, 2013)

10.18
Guaranty dated June 6, 2013, made by Atlas Capital, SA for the benefit of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.3 to Form 8-K, as filed with the SEC on July 2, 2013)

10.19*
Professional Services Agreement, effective as of May 1, 2013, by and between Smart Online, Inc. and Entre-Strat Consulting, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013)

10.20*
Partner Agreement, dated May 24, 2013, by and between Smart Online, Inc. and Jon Campbell (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2013)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statements of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail (filed herewith)

_________________
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MobileSmith, Inc.

March 27, 2014	By:	/s/ Amir Elbaz
Amir Elbaz Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2014	By:	/s/ Amir Elbaz
Amir Elbaz
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

March 27, 2014	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (principal financial and accounting officer)

March 27, 2014	By:
Shlomo Elia
Director

March 27, 2014	By:	/s/ Ronen Shviki
Ronen Shviki
Director

March 27, 2014	By	/s/ Jon Campbell
Jon Campbell
Director

EXHIBIT INDEX

Exhibit No.	Description

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

4.4
First Amendment to Convertible Secured Subordinated Note Purchase Agreement, dated August 12, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2008)

4.5
Second Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement, dated November 21, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.5 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.6
Third Amendment to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement and Amendment to Convertible Secured Subordinated Promissory Notes, dated February 24, 2009, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.6 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.7
Form of Convertible Secured Subordinated Promissory Note to be issued post January 2009 (incorporated herein by reference to Exhibit 4.7 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.8
Fourth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Second Amendment to Convertible Secured Subordinated Promissory Notes and Third Amendment to Registration Rights Agreement, dated March 5, 2010, by and among Smart Online, Inc., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2010)

4.9
Form of Convertible Secured Subordinated Promissory Note to be issued post March 5, 2010 (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on March 8, 2010)

4.10
Fifth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Third Amendment to Convertible Secured Subordinated Promissory Notes and Fourth Amendment to Registration Rights Agreement, Dated June 13, 2012, by and among Smart Online, Inc., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to Form 8-K, as filed with the SEC on June 19, 2012)

4.11
Sixth Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement, Fourth Amendment to Convertible Secured Subordinated Promissory Notes and Fifth Amendment and Agreement to Join as a Party to Registration Rights Agreement, dated June 26, 2013, by and among Smart Online, Inc., Grasford Investments Ltd., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K, as filed with the SEC on July 2, 2013)

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

10.12*
Form of revised Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director) (incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.13
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.14
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.15
Letter Agreement for $6,500,000.00 Term Facility dated December 6, 2010, by Israel Discount Bank of New York, and agreed and accepted by Smart Online, Inc. (incorporated herein by reference to Form 8-K, as filed with the SEC on December 6, 2010)

10.16
First Amendment to Lease Agreement dated April 28, 2011, between Smart Online, Inc. and Nottingham Hall LLC (incorporated herein by reference to our Annual Report on Form 10-K, as filed with the SEC on March 20, 2012)

10.19
Promissory Note dated June 6, 2013, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York, as lender (incorporated herein by reference to Exhibit 10.2 to Form 8-K, as filed with the SEC on July 2, 2013)

10.20
Guaranty dated June 6, 2013, made by Atlas Capital, SA for the benefit of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.3 to Form 8-K, as filed with the SEC on July 2, 2013)

10.21*
Professional Services Agreement, effective as of May 1, 2013, by and between Smart Online, Inc. and Entre-Strat Consulting, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013)

10.22*
Partner Agreement, dated May 24, 2013, by and between Smart Online, Inc. and Jon Campbell (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2013)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a 14/15d 14 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statements of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail (filed herewith)

__________________
* Management contract or compensatory plan.