Form 10-K/A
period 2013-12-31
MobileSmith, Inc.
filed 2014-04-30
CIK 1113513

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

Commission file number 001-32634

MOBILESMITH, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4439334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Trinity Rd, Suite 208 Raleigh, NC, 27607	27607
(Address of principal executive offices)	(Zip Code)

(855) 516-2413
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $25,693,559 (based on the closing sale price of $ 1.40 per share).

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 14, 2014 was 19,827,542.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or this Amendment, amends the Annual Report on Form 10-K for the year ended December 31, 2013 of MobileSmith, Inc., or the Company, that was originally filed with the Securities and Exchange Commission, or the SEC, on March 27, 2014, or the Original Filing. This Amendment is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement or definitive information statement if such statement is filed no later than 120 days after the Company’s fiscal year end. The Company is filing this Amendment to include Part III information in its Form 10-K because the Company does not expect to file a definitive information statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of its definitive information statement into Part III of the Original Filing has been deleted. Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning the Company’s current executive officers and directors, their ages, their offices with the Company, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of April 14, 2014:

Name	Age	Position

EXECUTIVE OFFICERS:

Amir Elbaz	37	Chief Executive Officer, Director, Chairman of the Board
Gleb Mikhailov	34	Chief Financial Officer
Bob Dieterle	47	Senior Vice President, General Manager

NON-EMPLOYEE DIRECTORS:

Shlomo Elia	71	Director
Ronen Shviki	45	Director
Jon Campbell	51	Director

Amir Elbaz, Chief Executive Officer

Chief Executive Officer since May 2013. Amir Elbaz is also the Chairman of the Company’s Board of Directors, or the Board. During his tenure as a member of the Board, and its Chairman, Mr. Elbaz has been actively involved in the operations of the Company. Mr. Elbaz has served on the Board since January 2010 and as Chairman of the Board since November 2012.

Mr. Elbaz currently also serves as the CEO of iPhotonix LLC and Asymblix LLC, two sister companies. His tenure in iPhotonix and Asymblix started in April 2010. iPhotonix is an innovative fiber optics networking gear developer and Asymblix is an electronic manufacturing services company. Between October 2008 and April 2010 Mr. Elbaz advised technology and renewable energy companies on business strategy, restructuring and business development initiatives. Mr. Elbaz served as the Executive Vice President & Chief Financial Officer of Lithium Technology Corporation, or LTC, until November 2008. Mr. Elbaz joined LTC in 2006 to oversee finances and marketing, as well as business development. Prior to joining LTC, Mr. Elbaz served as a Senior Associate of Arch Hill Capital NV, a Dutch venture firm, from 2005-2006. During 2004 and most of 2005 Mr. Elbaz served as Vice President of Corporate Finance at Yorkville Advisors, where Mr. Elbaz sourced, structured and managed investments in more than a dozen public and private companies.  Prior to joining Yorkville Advisors, Mr. Elbaz served for several years as an analyst with the Economic Department in the Procurement Mission of the Israeli Ministry of Defense in New York City. In that capacity Mr. Elbaz co-headed multi-million dollar negotiations with first tier technology companies, and was in charge of the financial aspects of the day-to-day operations. Mr. Elbaz holds a B.A. from the University of Haifa, Israel, and an M.B.A. in Finance & Investments from Bernard Baruch College, CUNY, New York. Following his M.B.A. graduation, Mr. Elbaz was elected to the International Honorary Finance Society of Beta Gamma Sigma.

The Company believes Mr. Elbaz’s significant experience in the technology sector, coupled with his extensive financial and economic background provide invaluable insight with respect to the Company’s business and technologies.

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

Bob Dieterle, Senior Vice President and General Manager

Senior Vice President and General Manager since January 2011. Mr. Dieterle is Chief Innovator of the Company’s flagship product, the MobileSmith™ Platform.  Mr. Dieterle brings with him over 20 years of global technology experience from companies like IBM and Lenovo and is an accomplished thought leader in the adoption and commercialization of emerging technologies at the consumer and enterprise levels. Prior to joining the Company, Mr. Dieterle served as the Executive Director of World Wide Product Management and Marketing of Services at Lenovo from 2006 to 2009. Mr. Dieterle has a B.S. in Electrical Engineering from North Carolina State University, and an M.B.A. from Duke University’s Fuqua School of Business.

Shlomo Elia, Director

Mr. Elia has served on the Board since November 2006 and was originally recommended for appointment to the Board by Atlas Capital, SA, or Atlas, one of the Company’s stockholders and lenders. Mr. Elia is currently a director and Chairman of the Board of NETZ Holding Ltd., a public Israeli company. Mr. Elia is the founder and a Director of 3Pen Ltd., or 3Pen, a private holding company focusing on business opportunities in Internet infrastructure and telecommunications. Prior to founding 3Pen in 1999, Mr. Elia held several senior positions in the Israeli Defense Forces, or I.D.F., including the post of the Military Governor of the West-Bank (1982-1984) and Commander of the Liaison Unit for South Lebanon (1984-1985). During his service, among other activities, General Elia was engaged for a year as a Research Fellow in the Institute of International Strategic Affairs at UCLA. Since his retirement from the I.D.F., he has been involved in communication projects in Nigeria and West Africa and construction projects in Romania. Among his civilian activities, Mr. Elia was Chairman of the National Tourist Board in Israel and currently is Chairman of 3Pen and co-chairman of the Israeli Soldiers Welfare Association. Mr. Elia holds a B.A. in Modern History of the Middle-East from Tel Aviv University.  Mr. Elia is the father-in-law of Ronen Shviki.

The Company believes Mr. Elia’s international business expertise and significant management experience will provide constructive insight and perspective to the Board and management.

Ronen Shviki, Director

Mr. Shviki has served on the Board since February 2013. Since January 2013, Mr. Shviki has served as the Vice President for Business Development of Mendelssohn Ltd., an Israeli distribution company. Prior to this, Mr. Shviki served in the I.D.F. as a Colonel in the Army branch. Mr. Shviki holds a B.A. in Business Administration from Interdisciplinary Center Herzliya and an LLB from Interdisciplinary Center Herzliya.  Mr. Shviki is the son-in-law of Shlomo Elia.

The Company believes Mr. Shviki’s extensive marketing and management experience, in addition to his knowledge of the international marketplace, contributes to the strategic composition of the Board.

Jon Campbell, Director

Mr. Campbell has served on the Board since September 2013. Mr. Campbell is currently serving as President and Chief Executive Officer of Wilarah LLC, an  international consulting firm focused on business development and change management both within the U.S. Government and private industry. Prior to this, Mr. Campbell served in the U.S. Army for over 26 years, retiring at the rank of Colonel.

The Company believes Mr. Campbell’s business development experience combined with his background in U.S. Government will contribute to Company’s market penetration strategy of focusing on the government sector.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its executives, including the principal executive officer, principal financial officer, and principal accounting officer, as defined by applicable rules of the SEC. The Company will promptly deliver free of charge, upon request, a copy the Code of Ethics to any stockholder requesting a copy. Requests should be directed to the Company’s Chief Financial Officer at 5400 Trinity Rd, Suite 208, Raleigh, NC, 27607.  If the Company makes any amendments to the Code of Ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Ethics to the Company’s Chief Executive Officer, Chief Financial Officer, or certain other finance executives, the Company will disclose the nature of the amendment or waiver, its effective date, and to whom it applies in a Current Report on Form 8-K.

Board Composition and Independence of Directors

The size of the Board is currently fixed at four members.  The Board believes that the current number of directors is appropriate at this time; however, the Board will consider adding members in the future with additional skills and professional connections that will be of benefit to the Company.

The Company’s stock is currently quoted on the OTC Bulletin Board, or OTCBB. The OTCBB does not have rules regarding director independence. Accordingly, the Company determined that the NASDAQ Stock Market, or Nasdaq, independence requirements are an appropriate standard to determine director independence.

The position of Chairman of the Board is currently held by Amir Elbaz, who is also the Company’s Chief Executive Officer.  Nasdaq listing requirements mandate that a majority of the members of a listed company’s board of directors be “independent directors” as defined under Nasdaq Stock Market Rule 5605. Although not currently required, the Board has determined that three of the present directors — Messrs. Elia, Campbell and Shviki — are “independent directors” within the meaning of Nasdaq Marketplace Rules. The Board believes this current leadership structure provides effective and clear leadership for the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, its executive officers, and persons who hold more than 10% of the Company’s outstanding shares of common stock, $0.001 par value per share, or common stock, are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon the Company’s review of the Section 16(a) reports in its records for fiscal year 2013 transactions in the Company’s common stock, the Company believes that all reporting requirements under Section 16(a) for fiscal year 2013 were met in a timely manner by its directors, executive officers, and greater than 10% beneficial owners, except that (1) Bob Dieterle, Senior Vice President and General Manager of the Company, has not filed a Form 3 in respect of his role as an executive officer of the Company, due to the fact that the Board and Mr. Dieterle recently determined that Mr. Dieterle functions as an executive officer of the Company pursuant to Rule 3b-7 of the Exchange Act and (2) Union Bancaire Privée, or UBP, has not filed a Form 3 or any subsequent reports in respect of its ownership of $10,877,180 in principal amount of the Company’s Convertible Secured Subordinated Promissory Notes due November 14, 2016, or Notes, as of December 31, 2013, which Notes may be converted into shares of the Company’s common stock by UBP at any time upon notice.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table shows the annual and long-term compensation of the individuals who served as the Company’s Chief Executive Officer during fiscal year 2013 and up to two of the Company’s most highly compensated executive officers having total compensation for fiscal year 2013 exceeding $100,000 (the Company had only one such individual), or together, the named executive officers, during fiscal years 2012 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Robert Brinson, Jr.	2012	$-	$-	$83,040	$83,040
Chief Executive Officer (2)	2013	$-	$-	$60,343	$60,343
Amir Elbaz Chief Executive Officer (3)	2012	$-	$6,424	$32,000	$38,424
	2013	$119,769	$-	$20,000	$139,769
Bob Dieterle	2012	$150,499	$14,721	$-	$165,220
Senior Vice President and General Manager(4)	2013	$146,387	$14,721	$-	$161,108

(1)
The amounts do not represent compensation actually received by the named executive officer.  Instead, the amounts represent the compensation cost recognized by the Company in fiscal years 2012 and 2013, as applicable, in accordance with United States Generally Accepted Accounting Principles, or US GAAP, disregarding any adjustments for forfeiture assumptions.  For a discussion of the assumptions used to value these awards, see Note 2 to the Company’s consolidated financial statements included in the Original Filing.

(2)
Mr. Brinson served as Chief Executive Officer of the Company from September 11, 2012 to April 30, 2013, on which date Mr. Brinson resigned as Chief Executive Officer. During 2012 and 2013, Mr. Brinson received total compensation of $83,040 and $60,343, respectively, which was paid through Mr. Brinson’s consulting firm.

(3)
Mr. Elbaz has served on the Board since January 2010, as Chairman of the Board since November 2012 and as Chief Executive Officer of the Company since May 1, 2013. During 2012, Mr. Elbaz received $32,000 for his services on the Board and as Chairman of the Board, which is included in the All Other Compensation column above.  During 2013, Mr. Elbaz received $20,000 for his services on the Board, which is included in the All Other Compensation column above, and $119,769 for his services as Chief Executive Officer of the Company, which is included in the Salary column above.

(4)
Mr. Dieterle has served as Senior Vice President and General Manager of the Company since January 2011; however, the Board and Mr. Dieterle recently determined that Mr. Dieterle functions as an executive officer of the Company pursuant to Rule 3b-7 of the Exchange Act.

Outstanding Equity Awards

The following table provides information about outstanding equity awards held by the named executive officers as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of Securities underlying unexercised Option (#) Unexercisable	Option exercise price ($/Sh)	Option expiration date
Amir Elbaz	20,000	-	$1.14	3/25/2020
Bob Dieterle	75,000	-	$1.14	3/25/2020

Mr. Brinson did not have any outstanding equity awards of the Company as of December 31, 2013.

Termination and Change in Control Arrangements

The Company currently has no arrangements with any of its named executive officers with respect to payments in connection with a termination of their employment or a change in control of the Company.

Compensation of Directors

The following table summarizes the compensation paid to the directors for the fiscal year ended December 31, 2013, not covered in the tables above. Mr. Elia did not receive any compensation from the Company in 2013.

2013 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ronen Shviki	$15,964	$-	$-	$-	$15,964
Jon Campbell	$4,650	$-	$-	$-	$4,650

Pursuant to the compensation policy adopted by the Board effective March 26, 2010, each non-management member of the Board is entitled to a fee of $1,500 per month, and additional monetary compensation may be awarded at the Chairman of the Board’s discretion for any director incurring overnight travel to attend Board meetings or other functions for the benefit of the Company. In addition, the directors are entitled, at their election, to equity award grants of either 20,000 shares for stock option grants (30,000 shares for a non-management director who is appointed the Chairman of the Board) or 10,000 shares for restricted stock awards (15,000 shares for a non-management director who is appointed the Chairman of the Board). No such awards were granted during the fiscal year ended December 31, 2013.

Restricted Stock Agreements.  The restricted stock agreements with Mr. Elia provide that upon a Change in Control, as defined below, the lapsing of restrictions on the restricted stock shall accelerate so as to lapse as to all of such shares on the date of such event.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders and Share Ownership by Management

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of April 14, 2014, by (i) each person who is known by the Company to beneficially own more than 5% of the Company’s common stock; (ii) each person who served as a named executive officer of the Company in fiscal year 2013, (iii) each person serving as a director or nominated for election as a director; and (iv) all current executive officers and directors as a group. Except as otherwise indicated by footnote, to the Company’s knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by them.

Beneficial Owner	Amount and
Name and Address(1)	Nature of
	Beneficial
	Ownership(2)	Percent of Class
Avy Lugassy (3)	33,520,058	75.3%
126 Chemin des Hauts Crets, 1253
Vandoeuvres, Geneva, Switzerland

Union Bancaire Privée, UBP SA (4)	22,155,678	52.8%
Rue du Rhône 96-98 | CP | CH-1211 Geneva 1, Switzerland

Doron Roethler (5)	3,310,473	15.7%
c/o S. Roethler
134 Aluf David Street
Ramat Gan 52236
Israel

Shlomo Elia	60,000	*

Amir Elbaz (6)	20,000	*

Bob Dieterle (7)	60,938	*
Robert Brinson, Jr.	0	*
Jon Campbell	0	*
Ronen Shviki	0	*

All officers and directors as a group (6 persons) (8)	140,938	.7%

*	Less than 1%.
(1)	Unless otherwise noted, all addresses are in care of the Company at 5400 Trinity Rd, Suite 208, Raleigh, NC, 27607.
(2)
Based upon 19,827,542 shares of the Company’s common stock outstanding on April 14, 2014. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares that the person has the right to acquire within 60 days of April 14, 2014, through the exercise of any stock options or other rights. Any shares that a person has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Shares held by Grasford Investments Ltd., or Grasford, which is primarily controlled by Mr. Lugassy, as principal.  Beneficial ownership total includes 8,830,269 shares of the Company’s common stock issued and 24,689,789 shares issuable upon conversion of the Notes.

(4)	Consists of shares of the Company’s common stock issuable upon conversion of the Notes.
(5)
Includes (i) 1,323,619 shares of the Company’s common stock owned by Greenleaf Ventures Ltd., a British Virgin Islands company, (ii) 121,116 shares of the Company’s common stock owned by Crystal Management Ltd., a company registered in Anguilla, (entities controlled by Mr. Roethler) and (iii) 560,793 shares of the Company’s common stock owned directly by Mr. Roethler. The total also includes 1,304,945 shares of the Company’s common stock issuable upon conversion of the Notes.

(6)	Consists of 20,000 shares of the Company’s common stock subject to options currently exercisable or exercisable within 60 days of April 14, 2014.
(7)	Consists of 60,938 shares of the Company’s common stock subject to options currently exercisable or exercisable within 60 days of April 14, 2014.
(8)
For all current executive officers and directors as a group, includes a total of 80,938 shares of the Company’s common stock subject to options currently exercisable or exercisable within 60 days of April 14, 2014.

Arrangements That May Result in a Change in Control

As described further below under “Certain Relationships and Related Transactions”, Mr. Avy Lugassy has certain relationships with the Company that, under certain circumstances, could result in Mr. Avy Lugassy obtaining a majority of the Company’s outstanding common stock in the future. As of April 14, 2014, Mr. Avy Lugassy held 8,830,269 shares of the Company’s common stock through Grasford, which represents approximately 45% of the Company’s common stock issued and outstanding, and continues to purchase shares of the Company’s common stock from time to time. Further, as of April 14, 2014, Grasford and UBP hold $13,826,282 and $12,407,180, respectively, in aggregate principal amount of the Notes, which are convertible into shares of the Company’s common stock upon notice of the holder. If the Notes held by either Grasford or UBP were converted at the conversion price applicable to the Notes as of April 14, 2014, Grasford and UBP would receive approximately 24,689,789 or 22,155,678 shares of the Company’s common stock, respectively, upon such conversion, and would hold approximately 52.8% or 75.3% of the Company’s common stock issued and outstanding, respectively.  Any such conversion of the Notes would result in a change in control of the Company.

Equity Compensation Plans

The following table provides information, as of December 31, 2013, regarding the Company’s compensation plans (including individual compensation arrangements) under which the Company is authorized to issue equity securities.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c))
Equity compensation plans approved by security holders	209,408	(1)	$2.66	4,469,622	(2)
Equity compensation plans not approved by security holders	-		-
Total	209,408			4,469,622
_______________
(1)	Consists of shares issuable upon exercise of outstanding options under the Company’s 2004 Equity Compensation Plan.
(2)	All of the shares remaining for future issuance under the 2004 Equity Compensation Plan are available for issuance as options or restricted stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

IDB Credit Facility. On December 6, 2010, the Company entered into (i) a $6,500,000 Promissory Note, or the IDB Note, as borrower, and (ii) a Letter Agreement for the $6,500,000 Term Loan Facility, each with Israel Discount Bank, or IDB, as lender, and together, the IDB Credit Facility.

The total of all amounts borrowed under the IDB Credit Facility had to be drawn by June 10, 2011. The Company borrowed $5,000,000 under the IDB Credit Facility, which is currently due May 31, 2014.  The Company extended the maturity date of the IDB Credit Facility on two occasions, whereby it was required to deposit $250,000 in a restricted checking account held at IDB, the cash balance of which is used to pay quarterly interest payments. The balance in the restricted account as of December 31, 2013 was $131,757.

Borrowings under the IDB Credit Facility were initially guaranteed by Atlas, and subsequent to the merger between Atlas and Mirelis InvesTrust SA, or Mirelis, by Mirelis. In addition, the IDB Credit Facility is further secured by an extended irrevocable standby letter of credit issued by UBS Private Bank with an expiration date of November 30, 2015.

Grasford and Atlas. Until February 7, 2013, Atlas was a beneficial owner of 40% of the Company’s outstanding common stock, and the holder of a majority of the aggregate outstanding principal amount, or the Requisite Percentage Holder, of the Notes. On February 7, 2013, Mr. Avy Lugassy, a principal with Atlas, and the beneficial owner of 7,330,269 shares of the Company’s common stock, representing approximately 40% of the Company’s outstanding common stock, transferred such shares of common stock from Atlas to Grasford, which is owned and controlled by Mr. Lugassy.

On December 18, 2013, the Company, Mary Beauregard, as Lead Plaintiff in the securities class action involving the Company captioned Mary Jane Beauregard vs. Smart Online, Inc., et al., filed in the United States District Court for the Middle District of North Carolina, or the Class Action, and Atlas entered into an Agreement, Acknowledgment and Partial Release, or the Agreement. Pursuant to the terms of the Agreement, Atlas agreed to purchase 25,000 shares of the Company’s common stock transferred by Henry Nouri to the Class Action settlement fund, or the Settlement Fund, and 1,475,000 shares of the Company’s common stock, or the Settlement Shares, for $0.50 per share, and to waive and relinquish any claim to any share of the future proceeds of the Settlement Fund.  On December 31, 2013, the Company issued the Settlement Shares to Grasford, Atlas’s assignee under the Agreement, in consideration of $737,500 payable to the Class Action settlement fund.

Atlas was the majority holder of the aggregate outstanding principal amount of the Notes until November 1, 2013, at which time Mr. Lugassy transferred all approximately $13.83 million in aggregate principal amount of Notes from Atlas to Grasford.  The terms of the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended, or the Note Purchase Agreement, and the Notes are described in “Sale of Convertible Notes to Certain Related Parties” below.

Union Bancaire Privée, UBP SA.  UBP is one of the primary holders of the Notes.  On June 26, 2013, the Company entered into the Sixth Amendment to the Note Purchase Agreement.  As a result of this amendment, the Notes are convertible upon request by the holder.  As a result, UBP is now considered a beneficial owner of more than 5% of the Company’s outstanding common stock under SEC rules.

Sale Leaseback of Company Equipment with Noteholders. On September 4, 2009, the Company entered into a sale-leaseback agreement with the current holders of the Notes. The noteholders paid a market rate cost of $200,000 through the reduction of current outstanding debt under such Notes in exchange for all of the Company’s office furniture, equipment and computers. The noteholders then leased all furniture, equipment and computers back to the Company over a 10 year period. The purchase price of $200,000 represented the fair market value of the equipment based on an independent appraisal of the equipment by Dynamic Office Services and Coastal Computers, which are not affiliated with the Company.

Sale of Convertible Notes to Certain Related Parties. As of April 14, 2014, the Company had $27.7 million of Convertible Notes outstanding of which Grasford, an affiliated party, held $13.8 million and UBP, significant beneficial owner, held $12.4 million.  The Company sold $5.7 million of the Notes to UBP during 2013.  UBP was the only buyer of the Notes sold in 2013.  During 2013, the Company paid approximately $570,000 in interest to UBP for the aggregate amount of Notes held by UBP.

Modification of Note Purchase Agreement Involving Certain Related Parties.  Grasford, UBP and Crystal Management Ltd, which owns $750,000 in aggregate principal amount of the Notes and is owned by Doron Roethler, former Chairman of the Board and former Interim Chief Executive Officer who currently serves as the noteholders’ bond representative, were parties to the Sixth Amendment and Agreement to Join as a Party to the Note Purchase Agreement, Fourth Amendment to Convertible Secured Subordinated Promissory Notes and Fifth Amendment and Agreement to Join as a Party to Registration Rights Agreement, or collectively, the Sixth Amendment.

The Sixth Amendment is applicable to all $23,075,000 in principal amount of the Notes that were outstanding as of the date of the modification and all future Notes issued under the Note Purchase Agreement. As amended by the Sixth Amendment, the convertible instrument has the following characteristics:

•	a maturity date of November 14, 2016;

•	an interest rate of 8% per year;

•	optional conversion upon noteholder request;

•	the borrowing commitment was increased by $10 million to $33.3 million;

•	a conversion price that is the greater of (i) 80% of the lowest closing price of the Company’s common stock in the 12-month period immediately preceding the date of conversion or (ii) $0.50; and

•
if at the time of any particular requested conversion the Company does not have a sufficient number of shares of common stock authorized to allow for such conversion, a noteholder may request that the Company call a special meeting of the stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover the remaining portion of the Notes outstanding.

    The Company is obligated to pay interest on the Notes in quarterly installments commencing three months after the purchase date of the Notes. The Company is not permitted to prepay the Notes without approval of the holders of at least a majority of the principal amount of the Notes then outstanding.

The Note Purchase Agreement contains provisions whereby repayment of the Notes may be accelerated if the Company enters into voluntary or involuntary bankruptcy or insolvency proceedings. This acceleration right was waived by the noteholders until such time when the promissory note with IDB is repaid.

The noteholders of the Notes include, among others, Grasford, which is primarily controlled by Mr. Avy Lugassy, as principal. The noteholders have designated Doron Roethler as bond representative to act as their agent. So long as the Notes are outstanding, the Company has agreed that it will not take certain actions without approval of the bond representative.

If the Company proposes to file a registration statement to register any shares of its common stock under the Securities Act of 1933, as amended, in connection with the public offering of such shares of common stock solely for cash, subject to certain limitations, the Company must give each noteholder who has converted its Notes into shares of the Company’s common stock the opportunity to include such shares of common stock in such registration. The Company has agreed to bear the expenses for any such registration, exclusive of any stock transfer taxes, underwriting discounts, and commissions.

Director Independence

As disclosed above in Item 10 “Directors, Executive Officers and Corporate Governance”, the Company’s common stock is currently quoted on the OTCBB. The OTCBB does not have rules regarding director independence. Accordingly, the Company has determined that the Nasdaq independence requirements are an appropriate standard to determine director independence.

Nasdaq listing requirements mandate that a majority of the members of a listed company’s board of directors be “independent directors” as defined under Nasdaq Stock Market Rule 5605. Although not currently required, the Board has determined that three of the present directors — Messrs. Elia, Campbell and Shviki — are “independent directors” within the meaning of Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant

The report of Cherry Bekaert, L.L.P., or Cherry Bekaert, on the financial statements of the Company for each of the fiscal years ended December 31, 2012 and December 31, 2013 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports on the financial statements of the Company for each of the fiscal years ended December 31, 2012 and December 31, 2013 contained an emphasis of matter paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2012 and 2013, neither the Company nor anyone on the Company’s behalf consulted with Cherry Bekaert regarding (i) either the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and Cherry Bekaert did not provide any written report or oral advice to the Company that Cherry Bekaert concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Principal Independent Registered Public Accounting Firm Fees and Services

All audit and permissible non-audit services provided by the Company’s independent registered public accounting firm, as well as the fees for such services, must be pre-approved by Board.  Any pre-approval is generally for the current fiscal year, and any pre-approval is detailed as to the particular service or category of services. All audit and non-audit services provided by the Company’s independent registered public accounting firm during fiscal years 2012 and 2013 were pre-approved by the Board.

The following table summarizes the fees Cherry Bekaert billed for the last two fiscal years:

	Twelve months ended December 31,	Twelve months ended December 31,
	2013	2012
Audit Fees	$83,000	$113,000
Audit-Related Fees	None	$10,000
Tax Fees	None	None
All Other Fees	None	None
Total Fees	$83,000	$123,000

Audit Fees. Aggregate fees billed for 2012 and 2013 for audit services consisted of the audit of the Company’s 2012 and 2013 annual consolidated financial statements, including reviews of the Company’s Quarterly Reports on Form 10-Q filed during those years, and assistance to the Company with its response to SEC comment letters, were $113,000 and $83,000, respectively.

Audit-Related Fees. There were $10,000 and zero in audit-related fees billed by the principal accountant in fiscal years 2012 and 2013, respectively. Audit-related fees in year 2012 relate to additional IT specialist costs incurred in the audit process due to an incident in June 2012 involving the Company’s internal corporate network being compromised, as disclosed in the Original Filing.

Tax Fees. The principal independent registered public accounting firm did not provide professional services related to tax compliance, tax advice, and tax planning during fiscal years 2012 and 2013.

All Other Fees. The Company was billed zero fees for technical accounting and tax research by the principal independent registered public accounting firm in fiscal years 2012 and 2013.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements.

The response to this portion of Item 15 is included in Part II, Item 8 of the Original Filing.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is provided in the Consolidated Financial Statements or Notes thereto set forth under Part II, Item 8 of the Original Filing.

(a)(3) Exhibits.

EXHIBIT INDEX

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation, dated January 4, 2005, as amended to date (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013)

3.2	Seventh Amended and Restated Bylaws, effective July 1, 2013 (incorporated herein by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

4.2
Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

4.3	Form of Convertible Secured Subordinated Promissory Note (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

4.4
First Amendment to Convertible Secured Subordinated Note Purchase Agreement, dated August 12, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 12, 2008)

4.5
Second Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement, dated November 21, 2008, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.6
Third Amendment to Convertible Secured Subordinated Note Purchase Agreement and Registration Rights Agreement and Amendment to Convertible Secured Subordinated Promissory Notes, dated February 24, 2009, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.7
Form of Convertible Secured Subordinated Promissory Note to be issued post January 2009 (incorporated herein by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2009)

4.8
Fourth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Second Amendment to Convertible Secured Subordinated Promissory Notes and Third Amendment to Registration Rights Agreement, dated March 5, 2010, by and among Smart Online, Inc. Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 8, 2010).

4.9
Form of Convertible Secured Subordinated Promissory Note to be issued post March 5, 2010 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 8, 2010).

4.10
Fifth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Third Amendment to Convertible Secured Subordinated Promissory Notes and Fourth Amendment to Registration Rights Agreement, dated June 13, 2012, by and among Smart Online, Inc., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 19, 2012)

4.11
Sixth Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement, Fourth Amendment to Convertible Secured Subordinated Promissory Notes and Fifth Amendment and Agreement to Join as a Party to Registration Rights Agreement, dated June 26, 2013, by and among Smart Online, Inc., Grasford Investments Ltd., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 2, 2013)

10.1*	2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2, as filed with the SEC on September 30, 2004)

10.2*
Form of Incentive Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.3*
Form of Incentive Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.4*
Form of Non-Qualified Stock Option Agreement under 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, as filed with the SEC on July 11, 2006)

10.5*
Form of Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.6*
Form of revised Non-Qualified Stock Option Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.7*
Form of Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2007)

10.8*
Form of Restricted Stock Award Agreement (for Employees) under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 21, 2007)

10.9*
Form of Restricted Stock Agreement for Employees (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 11, 2008)

10.10*
Form of Restricted Stock Agreement (Non-Employee Director) under Smart Online, Inc.’s 2004 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 31, 2007)

10.11*	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 3, 2007)

10.12*
Form of revised Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director) (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.13
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.14
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.15
Letter Agreement for $6,500,000.00 Term Facility dated December 6, 2010, by Israel Discount Bank of New York, and agreed and accepted by Smart Online, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2010)

10.16
First Amendment to Office Lease Agreement dated April 28, 2011, between Smart Online, Inc. and Nottingham Hall LLC (incorporated herein by reference to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 20, 2012)

10.17
Promissory Note dated June 6, 2013, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York, as lender (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 2, 2013)

10.18
Guaranty dated June 6, 2013, made by Atlas Capital, SA for the benefit of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on July 2, 2013)

10.19*
Professional Services Agreement, effective as of May 1, 2013, by and between Smart Online, Inc. and Entre-Strat Consulting, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013)

10.20*
Partner Agreement, dated May 24, 2013, by and between Smart Online, Inc. and Jon Campbell (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2013)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 27, 2014)

31.1
Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 27, 2014)

31.2
Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 27, 2014)

31.3	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

31.4	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

32.1
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 27, 2014)

32.2
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 27, 2014)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statements of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail (incorporated by reference to Exhibit 101.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 27, 2014)

_________________

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MobileSmith, Inc.

Dated: April 30, 2014	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer