Form 10-Q
period 2014-03-31
MobileSmith, Inc.
filed 2014-05-15
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 13, 2014, there were 19,827,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
MOBILESMITH, INC.
CONDENSED BALANCE SHEETS

ASSETS
	March, 31	December, 31
	2014	2013
	(unaudited)
Current Assets
Cash and Cash Equivalents	$284,132	$223,514
Restricted Cash	81,201	131,757
Trade Accounts Receivable, Net	181,065	48,885
Prepaid Expenses and Other Current Assets	63,551	97,957
Total Current Assets	609,949	502,113

Property & Equipment, Net	136,736	140,383
Capitalized Software, Net	607,736	636,061
Intangible Assets, Net	134,622	138,992
Other Assets	38,493	15,370
Total Non-Current Assets	917,587	930,806
Total Assets	$1,527,536	$1,432,919

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Trade Accounts Payable	$76,105	$58,901
Accrued Expenses	276,345	267,425
Accrued Interest	294,629	290,560
Notes Payable, Current	5,026,639	5,026,113
Deferred Revenue	289,098	163,868
Total Current Liabilities	5,962,816	5,806,867

Long-Term Liabilities
Notes Payable, Related Parties, Net of Discount	23,363,692	23,512,836
Notes Payable, Non-current	730,770	730,770
Capital Lease Obligations	136,495	142,986
Deferred Rent	63,285	25,314
Total Long-Term Liabilities	24,294,242	24,411,906
Total Liabilities	30,257,058	30,218,773

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common Stock, $0.001 par value, 45,000,000 shares authorized, 19,827,542 shares issued and outstanding at March 31, 2014 and December 31, 2013	19,828	19,828
Additional Paid-in Capital	94,713,344	93,059,983
Accumulated Deficit	(123,462,694)	(121,865,665)
Total Stockholders' Deficit	(28,729,522)	(28,785,854)
Total Liabilities and Stockholders' Deficit	$1,527,536	$1,432,919

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013
REVENUES:
Total Revenues	$187,945	$64,456

COST OF REVENUES	135,587	143,300

GROSS PROFIT (LOSS)	52,358	(78,844)

OPERATING EXPENSES:
Sales and Marketing	220,157	287,312
Research and Development	268,877	167,830
General and Administrative	335,167	407,895

Total Operating Expenses	824,201	863,037

LOSS FROM OPERATIONS	(771,843)	(941,881)

OTHER INCOME (EXPENSE):
Other Income	1,256	-
Interest expense, net	(826,442)	(472,338)
Total other expense	(825,186)	(472,338)

LOSS FROM CONTINUING OPERATIONS	$(1,597,029)	$(1,414,219)

Income (loss) from discontinued operations	-	(13,585)

NET LOSS	$(1,597,029)	$(1,427,804)

NET LOSS PER COMMON SHARE:

Basic and fully diluted from continuing
operations	$(0.08)	$(0.08)
Basic and fully diluted from discontinued
operations	$0.00	$0.00
WEIGHTED-AVERAGE NUMBER OF SHARES
USED IN COMPUTING NET LOSS PER
COMMON SHARE:
Basic And Fully Diluted	19,827,542	18,352,542

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,597,029)	$(1,427,804)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	41,507	35,091
Amortization of Debt Discount	246,213	-
Share Based Compensation	28,004	12,181
Changes in Assets and Liabilities:
Accounts Receivable	(132,180)	(7,694)
Prepaid Expenses and Other Current Assets	11,283	29,097
Accounts Payable	17,204	56,888
Deferred Revenue	125,230	22,137
Accrued and Other Expenses	50,960	86,456
Net Cash Used in Operating Activities	(1,208,808)	(1,193,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(5,165)	(16,588)
Payments to Acquire Intangible Assets	-	(12,695)
Investment in Internally Developed Software	-	(48,961)
Net Cash Used in Investing Activities	(5,165)	(78,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay IDB Interest Expense	50,556	32,778
Proceeds from Issuance of Long Term Debt	1,230,000	1,260,000
Repayments of Debt Borrowings	(5,965)	(16,197)
Net Cash Provided by Financing Activities	1,274,591	1,276,581

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,618	4,689
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	223,514	58,458
CASH AND CASH EQUIVALENTS, END OF PERIOD	$284,132	$63,147

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$577,271	$445,211

Non-Cash Investing and Financing Activities
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$1,625,357	$-

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED MARCH 31, 2014

	Common Stock		Additional
		$0.001	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

BALANCES, DECEMBER 31, 2013	19,827,542	$19,828	$93,059,983	$(121,865,665)	$(28,785,854)

Equity-Based Compensation			28,004		28,004
Beneficial Conversion Feature Recorded as a Result of Issuance of June 27, 2013 Debt Modification and Subsequent Issuance of Convertible Debt			1,625,357		1,625,357
Net Loss				(1,597,029)	(1,597,029)

BALANCES, MARCH 31, 2014	19,827,542	$19,828	$94,713,344	$(123,462,694)	$(28,729,522)

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended March 31, 2014
(unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”)  was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013. The Company develops and markets software products and services tailored to users of mobile devices. The Company’s flagship product is the MobileSmith™ Platform (the “Platform”). The Platform is an innovative, patents pending mobile app development platform that enables organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms.

The Company’s principal products and services include:

●	Subscription to its Software as a Service (“SaaS”) cloud based mobile app development platform to customers who design and build their own apps;

●	Custom mobile application design and development services provided by the Company;

●	Mobile application marketing services; and

●	Mobile strategy implementation consulting.

The Company prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows and stockholder deficit as of March 31, 2014. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended, on file with the SEC (the “Annual Report”).

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2014 and 2013, the Company incurred net losses as well as negative cash flows and, at March 31, 2014 and 2013, had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Certain prior year balances were reclassified in connection with the presentation of discontinued operations of legacy domain hosting operations and the presentation of debt balances as of March 31, 2014.

2.   DEBT

The table below summarizes the Company’s debt at March 31, 2014 and December 31, 2013:

Debt Description	March 31,	December 31,
	2014	2013	Maturity	Rate

IDB Credit Facility	$5,000,000	$5,000,000	14-May	4%
Capital lease obligations - Noteholder lease	128,008	132,321	19-Aug	8%
Capital lease obligations - Office furniture	35,126	36,778	18-Sep	9.8%
Convertible notes - related parties, net of discount of $3,300,538 and $1,921,394, respectively	23,363,692	23,512,836	16-Nov	8%
Convertible notes	730,770	730,770	16-Nov	8%
Total debt	29,257,596	29,412,705

Less: current portion of long term debt
Capital lease obligations	26,639	26,113
IDB Credit Facility	5,000,000	5,000,000
Total current portion of long term debt	5,026,639	5,026,113

Debt - long term	$24,230,957	$24,386,592

Convertible Notes

During the three months ended March 31, 2014, the Company sold $1,230,000 of additional Convertible Secured Subordinated Promissory Notes (the “Notes”) to Union Bancaire Privée (“UBP”) under its existing Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “Note Purchase Agreement”) at conversion prices equal to $.56 on the date of sale. The Company recorded a beneficial conversion feature of $1,625,357 and corresponding debt discount, which is being amortized into interest expense through the maturity of the Notes.

IDB Credit Facility and New Facility Commitment

The Company has an outstanding promissory note with Israel Discount Bank (“IDB”) that has a maturity date of May 31, 2014 (the “IDB Credit Facility”).  Borrowings under the IDB Credit Facility were guaranteed by Atlas Capital SA (“Atlas”) and subsequent to the merger between Atlas and Mirelis InvesTrust SA (“Mirelis”), by Mirelis. The IDB Credit Facility is further secured by an extended irrevocable standby letter of credit issued by UBS Private Bank with an expiration date of November 30, 2015.

The Company has obtained a bank commitment letter to borrow up to $5,000,000 under a facility with substantially the same terms as the IDB Credit Facility (the "New Facility"). If finalized, the proceeds of the New Facility would be used to repay the IDB Credit Facility on or before its maturity date.

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through August 2019. Total amounts financed under these capital leases were $163,134 and $169,099 at March 31, 2014 and December 31, 2013, respectively. These obligations are included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:

2014	$29,444
2015	39,259
2016	39,259
2017	39,259
2018	34,189
Thereafter	19,412
200,822
Less amount representing interest	(37,688)

Capital lease obligations	$163,134

The Company leases its office space in Raleigh, North Carolina pursuant to a lease with an initial term that expires in March 2019.  The lease contains an option to renew for two, three-year terms.  In addition, the Company leases a vehicle pursuant to a lease that expires in July 2016.

The table below summarizes the Company’s future obligations under its office and vehicle leases:

Year:
2014	$118,878
2015	162,528
2016	165,678
2017	167,786
2018	172,418
Thereafter	44,082
Total	$831,370

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

4.   EQUITY COMPENSATION

The following is a summary of the stock option activity for the three months ended March 31, 2014:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding, December 31, 2013	530,378	$1.99
Cancelled	(78,750)	5.00
Issued	-	-
Outstanding, March 31, 2014	451,628	1.46	5.07	$20,800
Vested and exercisable, March 31, 2014	159,921	$1.29	6.00	$17,025

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at March 31, 2014 and the exercise price of outstanding, in-the-money stock options. The closing price of the Common Stock at March 31, 2014, as reported on the Over-the-Counter Bulletin Board, was $1.30 per share.

At March 31, 2014, $242,000 of unvested expense has yet to be recorded related to outstanding stock options.

5.   MAJOR CUSTOMERS AND CONCENTRATION

For the three  months ended March 31, 2014, three major customers accounted for 34% of total revenues and two customers accounted for 73% of the accounts receivable balance.  For the three months ended March 31, 2013, two major customers accounted for 27% of total revenues and two customers accounted for 75% of the accounts receivable balance.

6.   SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Company sold two Notes totaling $810,000 to UBP on the same terms as previously sold Notes.  The Notes will mature on November 14, 2016.

On May 12, 2014, the Company entered into the Seventh Amendment to Convertible Secured Subordinated Note Purchase Agreement (the “Seventh Amendment”) and the Fifth Amendment to Convertible Secured Subordinated Promissory Notes (the “Fifth Amendment”), with the holders of a majority of the aggregate outstanding principal amount of the Notes issued by the Company under the Note Purchase Agreement (collectively, the “Noteholders”). The Seventh Amendment and the Fifth Amendment apply to all $28,205,000  in principal amount of Notes outstanding as of May 12, 2014 and all future Notes.  As amended, the Notes have the following terms:

●
a maturity date of the earlier of (i) November 14, 2016, (ii) a Change of Control (as defined in the Note Purchase Agreement), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the Note Purchase Agreement) such amounts are declared due and payable by a Noteholder or made automatically due and payable in accordance with the terms of the Note Purchase Agreement;

●	an interest rate of 8% per year;
●	a total borrowing commitment of $33.3 million;
●	a conversion price that is fixed at $1.43; and
●
optional conversion upon Noteholder request, provided that if at the time of any particular requested conversion the Company does not have a sufficient number of shares of its common stock authorized to allow for such conversion as well as the issuance of the maximum amount of common stock permitted under the Company’s 2004 Equity Compensation Plan, the Noteholder may request that the Company call a special meeting of the stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover the remaining portion of the Notes outstanding as well as the maximum issuances contemplated pursuant to the Company’s 2004 Equity Compensation Plan.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws.  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the potential impact of current or future litigation and government investigations, our ability to continue as a going concern, and the sufficiency of our capital resources including funds available under our existing credit facility or any replacement facility, the funds available under our Note facility and the future sales of Notes, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” in the Annual Report and our subsequent periodic reports filed with the SEC for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is designed to provide a better understanding of our unaudited financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report.  Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

We develop and market a software-as-a-service (“SaaS”) platform that allows non-programmers to design and build native mobile applications for smartphones and tablets. Our flagship product is the Platform. Platform related services often include data integration and training. We also provide consulting services, which include assistance with design and implementation of mobile strategy, implementation of mobile marketing strategy and the development of mobile apps.

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

Healthcare clients:

Healthcare organizations, such as hospitals and healthcare networks, are akin to government in their departmental segmentation and territorial reach. Additionally, healthcare companies are subject to increased regulation as a result of the Affordable Care Act and may be subject to penalties for delivering inefficient care under new Medicare regulations. Hospitals increasingly turn to portfolios of apps to increase efficiency and remain competitive: outpatient care apps, wellness apps, physician referral apps, appointment apps, discharge apps and others. We believe that the Platform has a significant competitive advantage in the healthcare space due to the ability to deliver a variety of targeted mobile solutions cost effectively.

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

Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013

Revenue

We generated revenues of $187,945 in the three months ended March 31, 2014, which is a 192% increase from $64,456 in the three months ended March 31, 2013. We continue to expand our mobile presence in the market.  Our number of customers increased by 41% in the three months ended March 31, 2014, as compared to three months ended March 31, 2013.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $7,713 to $135,587 in the three months ended March 31, 2014, or a decrease of 5% from $143,300 in the three months ended March 31, 2013.  Gross profit increased by $131,202, for a profit of $52,358, in the three months ended March 31, 2014, compared to a loss of $78,844 in the three months ended March 31, 2013.  The increase in gross profit is attributable to an increase in revenue due to the addition of new customers, with the costs of realizing that revenue remaining relatively unchanged.

Sales and Marketing

Sales and marketing expenses were $220,157 in the three months ended March 31, 2014, a decrease of $67,155, or 23%, from $287,312 in the three months ended March 31, 2013.  The decrease is due to a decrease in tradeshow and marketing campaign related expenses of approximately $10,000 and a decrease due to internal re-allocation of Company employee wages among the Company departments by function of approximately $57,000.

Research and Development

Research and development expenses were $268,877 in the three months ended March 31, 2014, an increase of $101,047, or 60%, from $167,830 in the three months ended March 31, 2013.  Payroll and related expenses of our development team increased by $30,147 in the three months ended March 31, 2014, compared to the three months ended March 31, 2013, due to the continued expansion of our development team to support new features of the Platform.  In addition, stock based compensation increased by $12,545 in the three months ended March 31, 2014, compared to the three months ended March 31, 2013, resulting from the recognition of expenses related to stock options granted in September 2013.  An additional increase of approximately $50,000 is attributable to development expenses that were capitalized as software development costs during the three months ended March 31, 2013, compared to $0 in the three months ended March 31, 2014.  We believe that the current composition of our development team is sufficient for implementation of our research and development strategy and to support our growth.

General and Administrative

General and administrative expenses were $335,167 in the three months ended March 31, 2014, compared to $407,895 in the three months ended March 31, 2013, a decrease of $72,728, or 18%. The decrease is due to a reduction in the legal and professional fees associated with a network breach incident that occurred in June 2012.

Interest expense

Net interest expense was $826,442 in the three months ended March 31, 2014, compared to $472,338 in the three months ended March 31, 2013, an increase of $354,104, or 75%.  Approximately $100,000 is related to a general increase in debt and approximately $250,000 is related to the amortization of debt discount, which is included in interest expense.

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

Uses of Cash

During the three months ended March 31, 2014, we used in operating activities approximately $1.38  million, which was offset by approximately $170,000 in cash collected from our customers; approximately $577,000 was used to pay interest payments on the Notes; approximately $545,000  was used for payroll, benefits and related costs; approximately $60,000 was used on non-payroll related sales and marketing efforts; and approximately $200,000 was used for general and administrative expenses.

Capital Expenditures and Investing Activities

Our capital expenditures are limited to the purchase of new office equipment and new mobile devices that are used for testing. Cash used for investing activities in the three months ended March 31, 2014 was insignificant.  We are not planning any significant capital expenditures in the near future.

Financing Activities and Sources of Cash

Since November 14, 2007, we have financed our working capital deficiency primarily with the issuance of Notes under the Note Purchase Agreement.  During the three months ended March 31, 2014, we borrowed an additional $1,230,000 under the Note Purchase Agreement. The aggregate outstanding amount of the Notes, as of March 31, 2014, was $24,094,462, net of a discount of $3,300,538.

On May 12, 2014, we entered into the Seventh Amendment to the Note Purchase Agreement and the Fifth Amendment to the Notes with a majority of the Noteholders. The Seventh Amendment and the Fifth Amendment apply to all $28,205,000 in principal amount of Notes outstanding as of May 12, 2014 and all future Notes.  As amended, the Notes have the following terms:

●
a maturity date of the earlier of (i) November 14, 2016, (ii) a Change of Control (as defined in the Note Purchase Agreement), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the Note Purchase Agreement) such amounts are declared due and payable by a Noteholder or made automatically due and payable in accordance with the terms of the Note Purchase Agreement;

●	an interest rate of 8% per year;
●	a total borrowing commitment of $33.3 million;
●	a conversion price that is fixed at $1.43; and
●
optional conversion upon Noteholder request, provided that if at the time of any particular requested conversion we do not have a sufficient number of shares of our common stock authorized to allow for such conversion as well as the issuance of the maximum amount of common stock permitted under our 2004 Equity Compensation Plan, the Noteholder may request that we call a special meeting of the stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover the remaining portion of the Notes outstanding as well as the maximum issuances contemplated pursuant to our 2004 Equity Compensation Plan.

The Company has an outstanding promissory note with IDB that has a maturity date of May 31, 2014. Borrowings under the IDB Credit Facility were guaranteed by Atlas and subsequent to the merger between Atlas and Mirelis, by Mirelis. The IDB Credit Facility is further secured by an extended irrevocable standby letter of credit issued by UBS Private Bank with an expiration date of November 30, 2015.

The Company has obtained a bank commitment letter  to borrow up to $5,000,000 under a facility with substantially the same terms as the IDB Credit Facility. The Company expects to close on the New Facility on or before before the maturity date of the IDB Credit Facility on May 31, 2014. The proceeds of the New Facility will be used to repay the IDB Credit Facility on or before its maturity date.

If the Company does not close on the New Facility on or before May 31, 2014, or replace IDB with another lender, IDB will likely execute on the letter of credit issued by UBS and the proceeds of the New Facility or alternate financing will be used to repay UBS.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our independent registered public accounting firm has issued an emphasis of matter paragraph in their report included in the Annual Report in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at a reasonable assurance level.

There has been no change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2014  that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

On May 8, 2014, the Company entered into the Seventh Amendment to the Note Purchase Agreement and the Fifth Amendment to the Notes with a majority of the Noteholders. The Seventh Amendment and the Fifth Amendment apply to all $28,205,000 in principal amount of Notes outstanding as of May 8, 2014 and all future Notes.  As amended, the Notes have the following terms:

●
a maturity date of the earlier of (i) November 14, 2016, (ii) a Change of Control (as defined in the Note Purchase Agreement), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the Note Purchase Agreement) such amounts are declared due and payable by a Noteholder or made automatically due and payable in accordance with the terms of the Note Purchase Agreement;

●	an interest rate of 8% per year;
●	a total borrowing commitment of $33.3 million;
●	a conversion price that is fixed at $1.43; and
●
optional conversion upon Noteholder request, provided that if at the time of any particular requested conversion the Company does not have a sufficient number of shares of its common stock authorized to allow for such conversion as well as the issuance of the maximum amount of common stock permitted under the Company’s 2004 Equity Compensation Plan, the Noteholder may request that the Company call a special meeting of the stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover the remaining portion of the Notes outstanding as well as the maximum issuances contemplated pursuant to the Company’s 2004 Equity Compensation Plan.

ITEM 6.    EXHIBITS

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

10.1
Seventh Amendment to Convertible Secured Subordinated Note Purchase Agreement and Fifth Amendment to Convertible Secured Subordinated Promissory Notes, dated May 12, 2014, by and among Moble Smith, Inc., Grasford Investments Ltd. and Crystal Management Ltd. (Filed herewith)

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Statement of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail  (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

	By:	/s/ Amir Elbaz
May 15, 2014		Amir Elbaz
Chief Executive Officer

	By:	/s/ Gleb Mikhailov
May 15, 2014		Gleb Mikhailov
Chief Financial Officer