Form 10-Q
period 2014-06-30
MobileSmith, Inc.
filed 2014-08-13
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, there were 19,827,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2014

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	3
	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2014 and 2013	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013	5
	Condensed Consolidated Statement of Stockholders' Deficit for the period ended June 30, 2014 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 6.	Exhibits	21
	Signatures

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
	June 30,	December, 31
	2014	2013
	(unaudited)
Current Assets
Cash and Cash Equivalents	$1,126,311	$223,514
Restricted Cash	112,538	131,757
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $7,500 and Zero, Respectively	47,284	48,885
Prepaid Expenses and Other Current Assets	55,532	97,957
Total Current Assets	1,341,665	502,113

Property & Equipment, Net	130,377	140,383
Capitalized Software, Net	563,114	636,061
Intangible Assets, Net	130,248	138,992
Other Assets	67,329	15,370
Total Other Assets	891,068	930,806
Total Assets	$2,232,733	$1,432,919

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Trade Accounts Payable	$52,569	$58,901
Accrued Expenses	79,809	267,425
Accrued Interest	309,213	290,560
Capital Lease Obligations and Bank Loans	27,206	5,026,113
Deferred Revenue	211,374	163,868
Total Current Liabilities	680,171	5,806,867

Long-Term Liabilities
Bank Loan	5,000,000	-
Convertible Notes Payable, Related Parties, Net of Discount	23,358,874	23,512,836
Convertible Notes Payable, Net of Discount	680,640	730,770
Capital Lease Obligations	129,126	142,986
Deferred Rent	62,764	25,314
Total Long-Term Liabilities	29,231,404	24,411,906
Total Liabilities	29,911,575	30,218,773

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common Stock, $0.001 par value, 45,000,000 shares authorized, 19,827,542 shares issued and outstanding at June 30, 2014 and December 31, 2013	19,828	19,828
Additional Paid-in Capital	97,429,605	93,059,983
Accumulated Deficit	(125,128,275)	(121,865,665)
Total Stockholders' Deficit	(27,678,842)	(28,785,854)
Total Liabilities and Stockholders' Deficit	$2,232,733	$1,432,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
REVENUES:
Total Revenues	$194,783	$60,753	$382,728	$125,208

COST OF REVENUES	124,682	127,347	260,269	275,227

GROSS PROFIT (LOSS)	70,101	(66,594)	122,459	(150,019)

OPERATING EXPENSES:
Sales and Marketing	235,627	265,141	455,784	552,453
Research and Development	261,737	222,386	530,614	390,216
General and Administrative	347,402	346,528	682,569	764,509
Impairment of Long Lived Assets, Net	16,296	38,936	16,296	38,936
Gain on Legal Settlements	-	(5,235)	-	(5,235)

Total Operating Expenses	861,062	867,756	1,685,263	1,740,879

LOSS FROM OPERATIONS	(790,961)	(934,350)	(1,562,804)	(1,890,898)

OTHER INCOME (EXPENSE):
Other Income	633	-	1,889	-
Interest Expense, Net	(1,095,243)	(509,360)	(1,921,685)	(981,698)
Gain on Reversal of a Liability	169,861	-	169,861	-
Gain (Loss) On Debt Extinguishment	50,129	(21,793,055)	50,129	(21,793,055)
Total Other Expense	(874,620)	(22,302,415)	(1,699,806)	(22,774,753)

LOSS FROM CONTINUING OPERATIONS	$(1,665,581)	$(23,236,765)	$(3,262,610)	$(24,665,651)
Income (Loss) from Discontinued Operations	-	(919)	-	163
Impairment of Assets of Discontinued Operations	-	(14,654)	-	(14,654)

NET LOSS	$(1,665,581)	$(23,252,338)	$(3,262,610)	$(24,680,142)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing
Operations	$(0.08)	$(1.27)	$(0.16)	$(1.34)
Basic and Fully Diluted from Discontinued
Operations	$0.00	$0.00	$0.00	$0.00
WEIGHTED-AVERAGE NUMBER OF SHARES
USED IN COMPUTING NET LOSS PER
COMMON SHARE:
Basic And Fully Diluted	19,827,542	18,352,542	19,827,542	18,352,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,262,610)	$(24,680,142)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	83,383	72,394
Amortization of Debt Discount	722,605	1,030
Share-Based Compensation	53,056	24,098
Impairment of Long-Lived Assets	16,296	53,590
(Gain) Loss on debt extinguishment	(50,129)	21,793,055
Changes in Assets and Liabilities:
Accounts Receivable	1,601	(23,061)
Contracts Receivable	-	(8,792)
Prepaid Expenses and Other Current Assets	(9,535)	24,732
Accounts Payable	(6,332)	(124,986)
Deferred Revenue	47,506	29,570
Accrued and Other Expenses	(131,513)	235,620
Net Cash Used in Operating Activities	(2,535,672)	(2,602,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(7,983)	(19,222)
Investment in Internally Developed Software	-	(177,184)
Net Cash Used in Investing Activities	(7,983)	(196,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	144,219	83,899
Deposit of Cash to Restricted Account	(125,000)	(202,886)
Repayment of Bank Loan	(5,000,000)	-
Proceeds from Bank Loan	5,000,000	-
Proceeds from Issuance of Long Term Debt	3,440,000	3,025,000
Repayments of Debt Borrowings	(12,767)	(32,686)
Net Cash Provided by Financing Activities	3,446,452	2,873,327

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	902,797	74,029
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	223,514	58,458
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,126,311	$132,487

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$1,166,219	$927,058

Non-Cash Investing and Financing Activities:
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$4,316,567	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED JUNE 30, 2014
(unaudited)

	Common Stock		Additional
		$0.001	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

BALANCES, DECEMBER 31, 2013	19,827,542	$19,828	$93,059,983	$(121,865,665)	$(28,785,854)

Share-Based Compensation			53,056		53,056
Beneficial Conversion Feature Recorded as a Result of Issuance of June 27, 2013 Debt Modification and Subsequent Issuance of Convertible Debt			2,695,714		2,695,714
Extinguishment of Related Party Debt Resulting from May 12, 2014 Debt Modification			1,620,852		1,620,852
Net Loss				(3,262,610)	(3,262,610)

BALANCES, JUNE 30, 2014	19,827,542	$19,828	$97,429,605	$(125,128,275)	$(27,678,842)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2014
(unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013. The Company develops and markets software products and services tailored to users of mobile devices. The Company’s flagship product is the MobileSmith® Platform (the “Platform”). The Platform is an innovative, patents pending mobile app development platform that enables organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms.

These condensed consolidated financial statements include accounts of the Company  and its wholly-owned subsidiary, which was created to explore the concept of a consumer targeted mobile app development platform.  From time to time, the Company  may create additional wholly-owned subsidiaries in order to test various new services as  a part of its research and development process.  This subsidiary did not have material activity at June 30, 2014.

The Company’s principal products and services include:

●	Subscription to its Software as a Service (“SaaS”) cloud based mobile app development platform to customers who design and build their own apps;

●	Dedicated internal and secure mobile development platform for the U.S. Department of Defense and related contractors;

●	Custom mobile application design and development services;

●	Mobile application marketing services; and

●	Mobile strategy implementation consulting.

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows and stockholders’ deficit as of June 30, 2014. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended, on file with the SEC (the “Annual Report”).

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2014 and 2013, the Company incurred net losses as well as negative cash flows.  The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Companys financial position or results of operations. These factors indicate that the Company may be unable to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In May 2014, the FASB issued ASU 2014-9 Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this standard in fiscal year 2017.

2.   DEBT

The table below summarizes the Company’s debt at June 30, 2014 and December 31, 2013:

Debt Description	June 30,	December 31,
	2014	2013	Maturity	Rate

Bank Loan	$5,000,000	$5,000,000	June, 2016	3.85%
Capital lease obligations - Noteholder lease	122,899	132,321	August, 2019	8.00%
Capital lease obligations - Office furniture	33,433	36,778	September, 2016	9.80%
Convertible notes - related parties, net of discount of $5,515,357 and $1,921,394, respectively	23,358,874	23,512,836	November, 2016	8.00%
Convertible notes, net of discount of $50,129 and zero, respectively	680,640	730,770	November, 2016	8.00%
Total debt	29,195,846	29,412,705

Less: current portion of long term debt
Capital lease obligations	27,206	26,113
Bank Loan	-	5,000,000
Total current portion of long term debt	27,206	5,026,113

Debt - long term	$29,168,640	$24,386,592

Convertible Notes

During the six months ended June 30, 2014, the Company sold $3,440,000 of additional Convertible Secured Subordinated Promissory Notes (the “Notes”) to Union Bancaire Privée (“UBP”) under its existing Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “Note Purchase Agreement”).

On May 12, 2014, the Company entered into the Seventh Amendment to Convertible Secured Subordinated Note Purchase Agreement (the “Seventh Amendment”) and the Fifth Amendment to Convertible Secured Subordinated Promissory Notes (the “Fifth Amendment”), with the holders of a majority of the aggregate outstanding principal amount of the Notes issued by the Company under the Note Purchase Agreement (collectively, the “Noteholders”). The Seventh Amendment and the Fifth Amendment applied to all $28,205,000 in principal amount of Notes outstanding as of May 12, 2014 and will apply to any future Notes sold by the Company.  As amended, the Notes have the following terms:

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
●
optional conversion upon Noteholder request, provided that, if at the time of any such request, the Company does not have a sufficient number of shares of common stock authorized to allow for such conversion as well as the issuance of the maximum amount of common stock permitted under the Company’s 2004 Equity Compensation Plan, the Noteholder may request that the Company call a special meeting of its stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover the remaining portion of the Notes outstanding as well as the maximum issuances permitted under the 2004 Equity Compensation Plan.

The modification of the aggregate principal balance  of  Notes issued prior to the  most recent prior modification dated June 28, 2013, or $23,075,000, was accounted for as debt extinguishment in accordance with provisions of ASC 470 “Debt”.  The fair value of the new debt was determined to be $21,404,018.  The difference between the carrying value of the debt balance prior to the modification and the fair value of the new debt was recorded as debt discount in the amount of $1,670,982 and will be charged to interest expense over  the remaining life of the debt.  $22,344,231 of the modified $23,075,000 balance was related party debt and $730,769 was non-related party debt.  For the related party portion of the debt, the Company recorded a capital contribution in the amount of $1,620,852 with a charge to Additional Paid-in Capital; the non-related party debt modification resulted in a $50,129 gain on extinguishment of debt.

The modification of the aggregate principal balance  of Notes issued subsequent to June 28, 2013, but prior to the May 12, 2014 modification, or $5,130,000, with a net carrying amount of $922,202 immediately prior to  the May 12, 2014 modification resulted in a troubled debt restructuring treatment where no gain or loss was recognized due to fact that the carrying amount of the debt balance was less than total future cash payments  specified by the terms of the debt remaining unsettled after the modification.

Fair Value of Modified Convertible Notes

The modified convertible debt instrument with a face value of $23,075,000, accounted for as debt extinguishment, was recorded with a fair value of $21,404,018. The Company used a binomial model to determine the fair value of the instrument. The binomial model method uses significant unobservable inputs and falls within the Level III measurement method in accordance with the Fair Value Hierarchy under ASC 820 “Fair Value Measurements.”

The significant unobservable inputs and information used to develop those inputs include the following:

●	volatility of stock price was determined to be 47% and was based on the Company’s historical volatility;

●	risk free rate of 1.41%;

●
credit spread over the risk free rate was determined to be approximately 20%, which was derived from a combination of the credit spread of CCC rated bonds with added premium for lack of marketability of the convertible instrument;

●	nodes of the binomial model were extended for 2.5 years, which approximates the time period until maturity of the convertible instrument; the model included 5 nodes; and

●	conversion price was fixed at $1.43 per share.

On June 9, 2014, the Company entered into the Eighth Amendment to the Note Purchase Agreement and the Sixth Amendment to the Notes with a majority of the Noteholders.  The only modification that resulted from these amendments was direct subordination of all current and future Notes under the Note Purchase Agreement to the Loan and Security Agreement (the “LSA”) with Comerica Bank (“Comerica”), which is discussed further below.

IDB Credit Facility and Comerica LSA

The Company had an outstanding promissory note with Israel Discount Bank (“IDB”) that had a maturity date of May 31, 2014 (the “IDB Credit Facility”).  Borrowings under the IDB Credit Facility were guaranteed by Atlas Capital SA (“Atlas”) and subsequent to the merger between Atlas and Mirelis InvesTrust SA (“Mirelis”), by Mirelis. The IDB Credit Facility was further secured by an extended irrevocable standby letter of credit (“SBLC”) issued by UBS Private Bank with an expiration date of November 30, 2015.  The Company received confirmation that it will not be required to re-pay any fees associated with previous or future guarantees of the Company's bank loan through issuance of the SBLC by UBS.  As such, the Company reversed previously accrued fees associated with the issuance of the SBLC in the IDB transaction and recorded a $169,861 gain on reversal of previously recorded liabilities.

On June 9, 2014, the Company refinanced the IDB Credit Facility with a new financial institution by entering into the LSA with Comerica. The Company borrowed the entire amount available under the LSA ($5,000,000) and used those proceeds to repay the IDB Credit Facility in full.

The LSA has the following terms:

●	a maturity date of June 9, 2016;
●	a variable interest rate at prime plus 0.6% (3.85% on the date of execution) payable quarterly;
●	secured by substantially all of the assets of the Company, including the Company’s intellectual property;
●
secured by an extended irrevocable SBLC issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with an initial term expiring on May 31, 2015, which term shall be automatically renewed for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date; and

●
acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including but not limited to, failure by the Company to perform its obligations and observe the covenants made by it under the LSA and insolvency of the Company.

This transaction was accounted for under the guidance of ASC 470 “Debt” as debt extinguishment.  The $12,500 in bank fees that the Company paid to Comerica in connection with entering into the LSA was recorded as loss on extinguishment in the current period.  The approximately $30,000 in legal fees were deferred as deferred financing costs and will be charged to interest expense over the life of the LSA.

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through August 2019. Total amounts financed under these capital leases were $156,683 and $169,099 at June 30, 2014 and December 31, 2013, respectively. These obligations are included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:

2014	$19,278
2015	39,259
2016	39,259
2017	39,259
2018	34,189
Thereafter	19,412
190,656
Less amount representing interest	(34,324)
Capital lease obligations	$156,332

The Company leases its office space in Raleigh, North Carolina pursuant to a lease with an initial term that expires in March 2019.  The lease contains an option to renew for two, three-year terms.  In addition, the Company leases a vehicle pursuant to a lease that expires in July 2016.

The table below summarizes the Company’s future obligations under its office and vehicle leases:

Year:
2014	$79,488
2015	162,528
2016	165,678
2017	167,786
2018	172,418
Thereafter	44,082
Total	$791,980

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

4.   EQUITY COMPENSATION

The following is a summary of the stock option activity for the six months ended June 30, 2014:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding, December 31, 2013	530,378	$1.99
Cancelled	(99,708)	4.29
Issued	-	-
Outstanding, June 30, 2014	430,670	$1.46	4.90	$20,800
Vested and exercisable, June 30, 2014	182,683	$1.31	5.66	$18,125

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at June 30, 2014 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at June 30, 2014, as reported on the Over-the-Counter Bulletin Board, was $1.30 per share.

At June 30, 2014, $216,950 of unvested expense has yet to be recorded related to outstanding stock options.

5.   MAJOR CUSTOMERS AND CONCENTRATION

For the six months ended June 30, 2014, two major customers accounted for 28% of total revenues and five customers accounted for 75% of the accounts receivable balance.  For the six months ended June 30, 2013, two major customers accounted for 26% of total revenues and three customers accounted for 62% of the accounts receivable balance.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws.  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, the potential impact of current or future litigation and government investigations, our ability to continue as a going concern, and the sufficiency of our capital resources including the  funds available under our credit facility, the funds available under our Note facility and the future sales of Notes, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” in the Annual Report and our subsequent periodic reports filed with the SEC for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited annual consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report.  Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

We develop and market a software-as-a-service (“SaaS”) platform that allows non-programmers to design and build native mobile applications for smartphones and tablets. Our flagship product is the MobileSmith® Platform (the “Platform”). Platform related services often include data integration and training. We also provide consulting services, which include assistance with design and implementation of mobile strategy, implementation of mobile marketing strategy and the development of mobile apps.

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

For a limited number of customers from the Department of Defense and related contractors we offer turnkey installation of the Platform in their internal network. This approach offers those customers the most secure way to adopt and scale mobility for their employees and contractors. In these instances the business model is a perpetual license with annual maintenance charges and related costs associated with the onsite installation.

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

Our market penetration strategy focuses on three distinct sectors:

Government:

We believe that the Platform has a unique capability to service various structures within federal, state and local governments, as government structure is highly segmented by function and territory. In addition, the Platform can be safely placed behind the firewalls of individual departments, where data security is a primary concern. Replicating the Platform and placing it behind a secure firewall would allow an organization to create and manage multiple mobile apps with targeted functionality for targeted audiences without going outside of the secure firewall.  As a result of our focus on the government sector, we secured Naval Air Systems Command (“NAVAIR”) as a client in June 2014.  NAVAIR is a division within the U.S. Navy that provides full life-cycle support of naval aviation aircraft, weapons and systems operated by sailors and Marines. This support includes research, design, development and systems engineering; acquisition; test and evaluation; training facilities and equipment; repair and modification; and in-service engineering and logistics support.  NAVAIR will be running a dedicated instance of the Platform in its own private cloud to rapidly develop apps that will be used in carrying out specifically designed tasks and objectives.

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

Healthcare continues to be a significant focus for the mobile industry, and the introduction of new health related features in iOS8 by Apple underscores that significance.

We expect to focus future Platform development on the demands of our healthcare clients: advanced data integration; authentication; and data security.  Improvements that can be made to the Platform that target the needs of our healthcare clients will be used to deliver value in other sectors.

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

Our enterprise focus results in continuous integration of new technology into the Platform.  In April 2014, we partnered with Qualcomm Retail Solutions to integrate their popular Gimbal™ context awareness technology into the Platform.  Gimbal uses low-cost proximity micro-location beacon technology to exchange information between a mobile device and a beacon for areas of less than 50 meters in radius.  This new technology has far reaching applications in retail, healthcare and other industries, where real-time interaction with a mobile user based on his or her location is of highest importance.

Results of Continuing Operations for the Three Months Ended June 30, 2014 and June 30, 2013

Revenue

We generated revenues of $194,783 in the three month period ended June 30, 2014, which is an increase of $134,030, or 221%, from $60,753 in the same period in 2013.  As the Platform matures and we continue to grow our market penetration, our customer base is expanding and we retain larger customers with broader ranges of needs in the mobile space that enter into more significant contracts.

Cost of Revenue

Cost of revenue decreased from $127,347 to $124,682 by $2,665, or 2%, in the three month period ended June 30, 2014 compared to the same period in 2013.   There were no significant changes in the composition of our product team or infrastructure to support the Platform.

Gross Profit

Gross profit was $70,101 for the three months ended June 30, 2014, compared to the loss of $66,594 for the same period in 2013, an increase of $136,695.  In a SaaS model, the cost to deliver revenue increases at a much smaller rate than revenue itself.  As we retain current customers and acquire new customers, our gross margins are expected to increase.

Sales and Marketing

Sales and marketing expenses decreased from $265,141 to $235,627 by $29,514, or 11%, in the three month period ended June 30, 2014 compared to the same period in 2013.  This decrease is attributable to an internal re-allocation of employee wages among departments by function of approximately $30,000.   Our target marketing budget for 2014 remained relatively unchanged from 2013.  The majority of non-payroll sales and marketing expenses is a mix of marketing campaigns and tradeshow participation.

Research and Development

Research and development expenses increased from $222,386 to $261,737 by $39,351, or 18%, in the three month period ended June 30, 2014 compared to the same period in 2013.  An increase of approximately $115,283, is attributable to development expenses that were capitalized as software development costs during the three months ended June 30, 2013, compared to $0 in the three months ended June 30, 2014.   During 2013, the Company adopted the Agile development method, which supports the Company's strategy of rapid development and delivery of Platform features to its customers. As a result, the Company ceased capitalizing its research and development costs mid-year 2013. This increase was partially offset by a decrease in developer recruiting fees of approximately $22,000, a decrease in outsourced development work of $30,000 and other development expenses.

General and Administrative

General and administrative expenses remained flat at approximately $347,000 in both the  three month periods ended June 30, 2014 and 2013.  There were no significant changes in general and administrative expenses between the periods.  Most significant legal and professional expenses related to a network breach incident that occurred in June 2012 were incurred through the first quarter of 2013.  Subsequent quarters did not result in significant general and administrative expenses fluctuations as we continued to increase our operational efficiency.

Other expenses and gains

We recorded a $169,861 gain on reversal of previously recorded liabilities.  We received confirmnation that we will not be required to re-pay any fees associated with previous or future guarantees of our bank loan through issuance of the SBLC by UBS.

Gain on extinguishment of debt

On May 12, 2014, the Company modified all of its current and future Notes outstanding under the Note Purchase Agreement. A modification of a portion of the Notes in the transaction was treated as debt extinguishment and the new Notes were recorded at fair value, which was lower than the previous carrying value. The $50,129 difference between the carrying value of the $730,770 non-related party notes and the newly established fair value of the Notes of $680,640 was recorded as a gain on extinguishment of debt.

Interest expense

Interest expense was $1,095,243 in the three month period ended June 30, 2014 compared to $509,380 in the same period in 2013, an increase of $585,883, or 115%, $110,522 of which is related to the general increase in debt and the remaining $475,361 is related to amortization of debt discount.

Results of Continuing Operations for the Six Months Ended June 30, 2014 and June 30, 2013

Revenue

We generated revenues of $382,728 in the six month period ended June 30, 2014,an increase of $257,520, or 206%, from $125,208 in the same period in 2013.  Our customer base increased from 27 to 36 customers between these periods; we lost 10 customers (mostly project based app development) that accounted for approximately $25,000 in revenue in the six month period ended June 30, 2013, but gained 21 new customers (mostly app development Platform subscribers) that accounted for approximately $233,000 of revenue in the six month period ended June 30, 2014.  As the Platform matures and we continue our market penetration, our customer base is expanding and we retain larger customers with broader ranges of needs in the mobile space.

 Cost of Revenue

Cost of revenue decreased from $275,227 to $260,269 by $14,958, or 5%, in the six month period ended June 30, 2014 is compared to the same period in 2013.  There were no significant changes in the composition of our product team or infrastructure to support the Platform

Gross Profit

Gross profit was $122,459 for the six months  ended June 30, 2014, compared to a  loss of $150,019 for the same period in 2013, an increase of $272,478.  In a SaaS model, the cost to deliver revenue increases at a much smaller rate than revenue itself.  As we retain current customers and acquire new customers, our gross margins are expected to increase.

Sales and Marketing

Sales and marketing expenses decreased from $552,453 to $455,784 by $96,669, or 17%,  in the six month period ended June 30, 2014 compared to the same period in 2013.    This decrease is attributable to an internal re-allocation of employee wages among departments by function of approximately $100,000.   Our target marketing budget for 2014 remained relatively unchanged from 2013.  The majority of non-payroll sales and marketing expenses is a mix of marketing campaigns and tradeshow participation.

Research and Development

Research and development expenses increased from $390,216 to $530,614 by $140,398, or 36%, in the six month period ended June 30, 2014 compared to the same period in 2013.  Payroll and related expenses of our development team increased by $22,934 due to the continued expansion of our development team to support new features of the Platform.  In addition, stock based compensation increased by approximately $25,000 as a result of the recognition of expenses related to stock options granted in September 2013.  These increases were offset by a decrease of $30,000 in outsourced development work and $22,000 decrease in recruiting fees.
An increase of approximately $156,000 is attributable to development expenses that were capitalized as software development costs during the six months ended June 30, 2013, compared to $0 in the six months ended June 30, 2014.   During 2013, the Company adopted the Agile development method, which supports the Company's strategy of rapid development and delivery of Platform features to its customers. As a result, the Company ceased capitalizing its research and development costs mid-year 2013. We believe that the current composition of our development team is sufficient for implementation of our research and development strategy and to support our growth.

General and Administrative

General and administrative expenses decreased from $764,509 to $682,569 by $81,940, or 11%, in the six month period ended June 30, 2014 compared to the same period in 2013.  This decrease is due to a reduction in legal and professional fees associated with a network breach incident that occurred in June 2012.

Other expenses and gains

We recorded a $169,861 gain on reversal of previously recorded liabilities.  We will not be required to re-pay fees associated with previous or future guarantees of the LSA through issuance of SBLC by UBS.

Gain on extinguishment of debt

On May 12, 2014, the Company modified all of its current and future Notes outstanding under the Note Purchase Agreement. A modification of a portion of the Notes in the transaction was treated as debt extinguishment and the new Notes were recorded at fair value, which was lower than the previous carrying value. The $50,129 difference between the carrying value of the $730,770 non-related party notes and the newly established fair value of the Notes of $680,640 was recorded as a gain on extinguishment of debt.

Interest expense

Interest expense was $1,921,685 in the six month period ended June 30, 2014 compared to $981,698 in the same period in 2013, an increase of $939,987, or 96%, $217,361 of which is related to the general increase in debt and the remaining $722,605 of which is related to amortization of debt discount.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations is the sale of additional Notes. We must continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 to 15 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by the Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Uses of Cash

During the six months ended June 30, 2014, we used in operating activities approximately $2.97  million, which was offset by approximately $430,000 in cash collected from our customers; approximately $1,166,000 was used to pay interest payments on the Notes and bank debt; approximately $1,210,000  was used for payroll, benefits and related costs; approximately $130,000 was used on non-payroll related sales and marketing efforts; and approximately $460,000 was used for other non-payroll development and general and administrative expenses, which included among other things infrastructure costs, rent, insurance, legal and professional fees and other expenditures.

Capital Expenditures and Investing Activities

Our capital expenditures are limited to the purchase of new office equipment, computers and related peripherals and new mobile devices that are used for testing. Cash used for investing activities in the six months ended June 30, 2014 was insignificant.  We are not planning any significant capital expenditures in the near future.

Financing Activities and Sources of Cash

Since November 14, 2007, we have financed our working capital deficiency primarily with the issuance of Notes under the Note Purchase Agreement.  During the six months ended June 30, 2014, we borrowed an additional $3,440,000 under the Note Purchase Agreement. The aggregate face value of outstanding Notes, as of June 30, 2014, was $29,605,000.  The carrying value of the Notes was $24,039,514, as of June 30, 2014, which included a remaining unamortized discount of $5,565,486.  As of the date of this report, we have approximately $3,500,000 available to borrow under the Note Purchase Agreement non-binding commitment.

On May 12, 2014, we entered into the Seventh Amendment to the Note Purchase Agreement and the Fifth Amendment to the Notes with a majority of the Noteholders. The Seventh Amendment and the Fifth Amendment applied to all $28,205,000 in principal amount of Notes outstanding as of May 12, 2014 and  will apply to any future Notes sold by the Company.  As amended, the Notes have the following terms:

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
●
optional conversion upon Noteholder request, provided that, if at the time of any such request, we do not have a sufficient number of shares of common stock authorized to allow for such conversion as well as the issuance of the maximum amount of common stock permitted under our 2004 Equity Compensation Plan, the Noteholder may request that we call a special meeting of our stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover the remaining portion of the Notes outstanding as well as the maximum issuances permitted under the 2004 Equity Compensation Plan.

On June 9, 2014 the Company entered into the Eighth Amendment to the Note Purchase Agreement and the Sixth Amendment to the Notes with a majority of the Noteholders.  The only modification that resulted from these amendments was direct subordination of all current and future Notes under the Note Purchase Agreement to the LSA Comerica, which is discussed further below.

On June 30, 2014, we sold an additional Note due November 14, 2016 in the principal amount of $1,000,000, or the New Note, to a current Noteholder upon substantially the same terms and conditions as our previously issued Notes, the terms of which are as described in Item 1 and Exhibit 4.1 of our Quarterly Reports on Form 10-Q filed with the SEC on November 14, 2007 and November 12, 2008, under Item 2.03 of our Current Reports on Forms 8-K filed with the SEC on November 21, 2008 and February 25, 2009, under Item 1.01 of our Current Report on Form 8-K filed with the SEC on March 8, 2010, under Item 1.01 of our Current Report on Form 8-K filed with the SEC on June 19, 2012, under Item 1.01 of our Current Report on Form 8-K filed with the SEC on July 2, 2013 and under Item 5 and in Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014, which descriptions are incorporated herein by reference, and in this Quarterly Report on Form 10-Q.  We are obligated to pay interest on the New Note at an annualized rate of 8% payable in quarterly installments commencing September 30, 2014. As with existing Notes, we are not permitted to prepay the New Note without approval of the holders of at least a majority of the aggregate principal amount of the Notes then outstanding.

On June 9, 2014, we refinanced the IDB Credit Facility with a new financial institution by entering into the LSA with Comerica. We borrowed the entire amount available under the LSA ($5,000,000) and used those proceeds to repay the IDB Credit Facility in full.

The LSA has the following terms:

●	a maturity date of June 9, 2016;
●	a variable interest rate at prime plus 0.6% (3.85% on the date of execution) payable quarterly;
●	secured by substantially all of the assets of the Company, including the Company’s intellectual property;
●
secured by an SBLC issued by UBS AG with an initial term expiring on May 31, 2015, which term shall be automatically renewed for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date; and

●
acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including but not limited to, our failure to perform our obligations and observe the covenants made by us under the LSA and our insolvency.

We incurred $12,500 in bank fees and approximately $30,000 in legal fees in connection with entering into the LSA.  The legal fees were recorded as deferred financing cost and will be charged to interest expense over the life of the LSA.

Off Balance Sheet Arrangements

As of June 30, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our independent registered public accounting firm has issued an emphasis of matter paragraph in their report included in the Annual Report in which they express substantial doubt as to our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level.

There has been no change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2014  that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation, dated January 4, 2005, as amended to date (incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2013)

3.2	Seventh Amended and Restated Bylaws, effective July 1, 2013 (incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2013)

10.1	Loan and Security Agreement, dated June 9, 2014, between Comerica Bank and MobileSmith, Inc. (Filed herewith)

10.2	Amendment to Security Agreement, dated June 9, 2014, between MobileSmith, Inc. and Doron Roethler, as Collateral Agent (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Statement of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail  (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

August 13, 2014	By:	/s/ Amir Elbaz
Amir Elbaz
Chief Executive Officer

August 13, 2014	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer