Form 10-Q
period 2014-09-30
MobileSmith, Inc.
filed 2014-11-10
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, there were 19,827,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2014

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December, 31
	2014	2013
	(unaudited)
Current Assets
Cash and Cash Equivalents	$415,815	$223,514
Restricted Cash	112,490	131,757
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $11,500 and Zero, Respectively	78,268	48,885
Prepaid Expenses and Other Current Assets	36,401	97,957
Total Current Assets	642,974	502,113

Property & Equipment, Net	123,528	140,383
Capitalized Software, Net	535,625	636,061
Intangible Assets, Net	100,916	138,992
Other Assets	83,804	15,370
Total Other Assets	843,873	930,806
Total Assets	$1,486,847	$1,432,919

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$37,983	$58,901
Accrued Expenses	146,824	267,425
Accrued Interest	312,625	290,560
Capital Lease Obligations and Bank Loans	27,786	5,026,113
Deferred Revenue	401,639	163,868
Total Current Liabilities	926,857	5,806,867

Long-Term Liabilities
Bank Loan	5,000,000	-
Convertible Notes Payable, Related Parties, Net of Discount	24,447,102	23,512,836
Convertible Notes Payable, Net of Discount	680,640	730,770
Capital Lease Obligations	121,958	142,986
Deferred Rent	62,241	25,314
Total Long-Term Liabilities	30,311,941	24,411,906
Total Liabilities	31,238,798	30,218,773

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common Stock, $0.001 par value, 45,000,000 shares authorized, 19,827,542 shares issued and outstanding at September 30, 2014 and December 31, 2013	19,828	19,828
Additional Paid-in Capital	97,454,657	93,059,983
Accumulated Deficit	(127,226,436)	(121,865,665)
Total Stockholders' Deficit	(29,751,951)	(28,785,854)
Total Liabilities and Stockholders' Deficit	$1,486,847	$1,432,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
REVENUES:
Subscription and Support	$157,675	$102,326	$540,403	$227,534
Professional Services and Other	20,000	-	20,000	-
Total Revenue	177,675	102,326	560,403	227,534
COST OF REVENUES:
Subscription and Support	137,523	120,939	397,792	396,166
Professional Services and Other	9,790	-	9,790	-
Total Cost of Revenue	147,313	120,939	407,582	396,166
GROSS PROFIT (LOSS)	30,362	(18,613)	152,821	(168,632)
OPERATING EXPENSES:
Sales and Marketing	247,214	214,428	702,998	766,881
Research and Development	294,818	195,660	825,432	585,876
General and Administrative	325,229	317,049	1,007,798	1,081,558
Impairment of Long Lived Assets, Net	24,952	72,016	41,248	110,952
Total Operating Expenses	892,213	799,153	2,577,476	2,545,267
LOSS FROM OPERATIONS	(861,851)	(817,766)	(2,424,655)	(2,713,899)

OTHER INCOME (EXPENSE):
Other Income	3,537	-	5,425	-
Interest Expense, Net	(1,239,846)	(611,082)	(3,161,531)	(1,592,780)
Gain on Reversal of a Liability	-	-	169,861	-
Gain on Legal Settlements and Insurance Claims	-	51,030	-	56,265
Gain (Loss) On Debt Extinguishment	-	-	50,129	(21,793,055)
Change in the Market Value of Settlement Related Financial Instrument	-	147,500	-	147,500
Total Other Expense	(1,236,309)	(412,552)	(2,936,116)	(23,182,070)
LOSS FROM CONTINUING OPERATIONS	$(2,098,160)	$(1,230,318)	$(5,360,771)	$(25,895,969)
Income (Loss) from Discontinued Operations	-	(14,941)	-	(14,778)
Impairment of Assets of Discontinued Operations	-	-	-	(14,654)
NET LOSS	$(2,098,160)	$(1,245,259)	$(5,360,771)	$(25,925,401)

NET LOSS PER COMMON SHARE:

Basic and Fully Diluted from Continuing Operations	$(0.11)	$(0.07)	$(0.27)	$(1.41)
Basic and Fully Diluted from Discontinued Operations	$-	$-	$-	$-
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	19,827,542	18,352,542	19,827,542	18,352,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,360,771)	$(25,925,401)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	124,358	113,308
Bad Debt Expense	11,500	-
Amortization of Debt Discount	1,310,833	72,364
Share Based Compensation	78,108	35,624
Impairment of Long Lived Assets	41,248	125,606
Loss (Gain) on Debt Extinguishment	(50,129)	21,793,055
Changes in Assets and Liabilities:
Accounts Receivable	(40,883)	(42,849)
Prepaid Expenses and Other Current Assets	(6,878)	(3,085)
Accounts Payable	(20,918)	(146,169)
Deferred Revenue	237,771	55,206
Accrued and Other Expenses	(61,611)	155,708
Net Cash Used in Operating Activities	(3,737,372)	(3,766,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(10,239)	(21,834)
Investment in Internally Developed Software	-	(302,068)
Net Cash Used in Investing Activities	(10,239)	(323,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	144,267	135,566
Deposit of Cash to Restricted Account	(125,000)	(202,886)
Repayment of Bank Loan	(5,000,000)	-
Proceeds from Bank Loan	5,000,000	-
Proceeds from Issuance of Long Term Debt	3,940,000	4,375,000
Repayments of Debt Borrowings	(19,355)	(38,858)
Net Cash Provided by Financing Activities	3,939,912	4,268,822

NET INCREASE IN CASH AND CASH EQUIVALENTS	192,301	178,287
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	223,514	58,458
CASH AND CASH EQUIVALENTS, END OF PERIOD	$415,815	$236,745

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$1,823,617	$1,525,682

Financed Purchase of Office Furniture	$-	$40,000

Non-Cash Investing and Financing Activities
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$4,316,567	$1,334,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(unaudited)

	Common Stock		Additional
		0.001	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

BALANCES, DECEMBER 31, 2013	19,827,542	$19,828	$93,059,983	$(121,865,665)	$(28,785,854)

Equity-Based Compensation			78,108		78,108
Beneficial Conversion Feature Recorded as a Result of Issuance of June 27, 2013 Debt Modification and Subsequent Issuance of Convertible Debt			2,695,714		2,695,714
Non-Cash Capital Contribution from Related Parties from the Extinguishment of Related Party Debt Resulting from May 12, 2014 Debt Modification			1,620,852		1,620,852
Net Loss				(5,360,771)	(5,360,771)
BALANCES, SEPTEMBER 30, 2014	19,827,542	$19,828	$97,454,657	$(127,226,436)	$(29,751,951)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2014
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

These condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, which was created to explore the concept of a consumer targeted mobile app development platform.  From time to time, the Company may create additional wholly-owned subsidiaries in order to test various new services as a part of its research and development process.  This subsidiary has not had material activity in 2014.

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

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows and stockholders’ deficit as of September 30, 2014. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as amended, on file with the SEC (the “Annual Report”).

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2014 and 2013, the Company incurred net losses as well as negative cash flows.  These factors indicate that the Company may be unable to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In May 2014, the FASB issued ASU 2014-9 Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this standard in fiscal year 2017 and is currently assessing its impact.

2.   DEBT

The table below summarizes the Company’s debt at September 30, 2014 and December 31, 2013:

Debt Description	September 30,	December 31,
	2014	2013	Maturity	Rate

Bank Loan	$5,000,000	$5,000,000	June 2016	3.85%
Capital lease obligations - Noteholder lease	118,045	132,321	August 2019	8.00%
Capital lease obligations - Office furniture	31,699	36,778	September 2016	9.80%
Convertible notes - related parties, net of discount of $4,927,129 and $1,921,394, respectively	24,447,102	23,512,836	November 2016	8.00%
Convertible notes, net of discount of $50,129 and zero, respectively	680,640	730,770	November 2016	8.00%
Total debt	30,277,486	29,412,705

Less: current portion of long term debt
Capital lease obligations	27,786	26,113
Bank Loan	-	5,000,000
Total current portion of long term debt	27,786	5,026,113

Debt - long term	$30,249,700	$24,386,592

Convertible Notes

During the nine months ended September 30, 2014, the Company sold $3,940,000 of additional Convertible Secured Subordinated Promissory Notes (the “Notes”) to Union Bancaire Privée (“UBP”) under its existing Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “Note Purchase Agreement”).

On May 12, 2014, the Company entered into the Seventh Amendment to Convertible Secured Subordinated Note Purchase Agreement (the “Seventh Amendment”) and the Fifth Amendment to Convertible Secured Subordinated Promissory Notes (the “Fifth Amendment”), with the holders of a majority of the aggregate outstanding principal amount of the Notes issued by the Company under the Note Purchase Agreement (collectively, the “Noteholders”). The Seventh Amendment and the Fifth Amendment applied to all $28,205,000 in principal amount of Notes outstanding as of May 12, 2014 and applies to any Notes sold by the Company thereafter.  As amended, the Notes have the following terms:

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

As of September 30, 2014, the Notes were convertible into 21,052,448 shares of Company’s common stock.

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

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through August 2019. Total amounts financed under these capital leases were $149,744 and $169,099 at September 30, 2014 and December 31, 2013, respectively. These obligations are included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:
2014	$9,452
2015	39,259
2016	39,259
2017	39,259
2018	34,189
Thereafter	19,412
180,830
Less amount representing interest	(31,086)
Capital lease obligations	$149,744

The Company leases its office space in Raleigh, North Carolina pursuant to a lease with an initial term that expires in March 2019.  The lease contains an option to renew for two, three-year terms.  In addition, the Company leases a vehicle pursuant to a lease that expires in July 2016.

The table below summarizes the Company’s future obligations under its office and vehicle leases:

Year:
2014	$27,267
2015	162,528
2016	165,678
2017	167,786
2018	172,418
Thereafter	44,082
Total	$739,759

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

4.   EQUITY COMPENSATION

The following is a summary of the stock option activity for the nine months ended September 30, 2014:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding, December 31, 2013	530,378	$1.99
Cancelled	(99,708)	4.29
Issued	-	-
Outstanding, September 30, 2014	430,670	$1.46	4.64	$11,020
Vested and exercisable, September 30, 2014	215,058	$1.33	5.34	$10,540

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at September 30, 2014 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at September 30, 2014, as reported on the Over-the-Counter Bulletin Board, was $1.22 per share.

At September 30, 2014, $191,898 of unvested expense has yet to be recorded related to outstanding stock options.

5.   MAJOR CUSTOMERS AND CONCENTRATION

For the nine months ended September 30, 2014, one customer accounted for 20% of total revenues and two customers accounted for 37% of the accounts receivable balance.  For the nine months ended September 30, 2013, two major customers accounted for 27% of total revenues and two customers accounted for 67% of the accounts receivable balance.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws.  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, changes in gross margins, trends in our business, our ability to continue as a going concern, and the sufficiency of our capital resources including the  funds available under our credit facility, the funds available under our Note facility and the future sales of Notes, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” in the Annual Report and our subsequent periodic reports filed with the SEC for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview

We develop and market a software-as-a-service (“SaaS”) platform that allows non-programmers to design and build native mobile applications for smartphones and tablets. Our flagship product is the MobileSmith® Platform (the “Platform”). Platform related services often include data integration and training. We also provide consulting services, which include assistance with design and implementation of mobile strategy, implementation of mobile marketing strategy and the development of mobile apps.  Revenue from such services is included in the Professional Services and Other Revenue line of our Statement of Operations.  Delivery of Professional Services requires allocation of a portion of our research and development efforts into Cost of Revenue.  Professional Services are not expected to be significant to our operations.

We use a SaaS business model whereby customers acquire access to the Platform through user subscription agreements and are able to obtain total control of mobile app production. Our business model allows for creation and management of any desired number of apps by our customers for a monthly license fee. The on-demand SaaS model developed using multi-tenant architecture enables end users to visit a website and use the SaaS applications, all via a web browser, with no installation, no special information technology knowledge, and no maintenance. The SaaS application is transformed into a service that can be used anytime and anywhere by the end user. Multi-tenant SaaS applications also permit us to add needed functionality to our applications in one location for the benefit of all end users. This capability allows us to provide upgrades universally.

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

Results of Continuing Operations for the Three Months Ended September 30, 2014 and September 30, 2013

Revenue

We generated revenues of $177,675 in the three month period ended September 30, 2014, which is an increase of $75,349, or 74%, from $102,326 in the same period in 2013.  As the Platform matures and we continue to grow our market penetration, our customer base is expanding and we retain larger customers with broader ranges of needs in the mobile space that enter into more significant contracts.

Cost of Revenue

Cost of revenue increased from $120,939 to $147,313 by $26,374, or 22%, in the three month period ended September 30, 2014 compared to the same period in 2013.  The increase is primarily due to costs associated with the implementation of a dedicated instance of the Platform at NAVAIR and costs associated with delivery of professional services.

Gross Profit

Gross profit was $30,362 for the three months ended September 30, 2014, compared to a loss of $18,613 for the same period in 2013, an increase of $48,975.  In a SaaS model, the cost to deliver revenue increases at a much smaller rate than revenue itself.  As we retain current customers and acquire new customers, our gross margins are expected to increase.

Sales and Marketing

Sales and marketing expenses increased from $214,428 to $247,214 by $32,786, or 15%, in the three month period ended September 30, 2014 compared to the same period in 2013.  This increase is attributable to higher commission expenses related to increased revenue and timing of marketing campaigns.   Our target marketing budget for 2014 remained relatively unchanged from 2013.  The majority of non-payroll sales and marketing expenses is a mix of marketing campaigns and tradeshow participation.

Research and Development

Research and development expenses increased from $195,660 to $294,818 by $99,158, or 51%, in the three month period ended September 30, 2014 compared to the same period in 2013.  An increase of approximately $122,000 is attributable to development expenses that were capitalized as software development costs during the three months ended September 30, 2013, compared to $0 in the three months ended September 30, 2014.   During 2013, we adopted the Agile development method, which supports our strategy of rapid development and delivery of Platform features to our customers. As a result, we ceased capitalizing our research and development costs mid-year 2013. This increase was offset by a $28,000 allocation of a portion of development expenses to cost of revenue to account for developers’ efforts in delivering professional services and revenue associated with customer support and Platform implementation.

General and Administrative

General and administrative expenses increased insignificantly from $317,049 to $325,229 by $8,180, or 3%, in the three month period ended September 30, 2014 compared to the same period in 2013.  There were no significant changes in general and administrative expenses between the periods.

Impairment of Long Lived Assets

During the three months ended September 30, 2013, we recorded a loss of $72,016 associated with impairment of office equipment, computer hardware and furniture in anticipation of relocation of our corporate office in November 2013.  During three months ended September 30, 2014, we recorded a loss on impairment of certain intangible assets in the amount of $24,951, as we abandoned development of one of our patents.

Interest expense

Interest expense was $1,239,846 in the three month period ended September 30, 2014 compared to $611,082 in the same period in 2013, an increase of $628,764, or 103%, $108,000 of which is related to the general increase in debt and the remaining $520,764 is related to amortization of debt discount.

Results of Continuing Operations for the Nine Months Ended September 30, 2014 and September 30, 2013

Revenue

We generated revenues of $560,403 in the nine month period ended September 30, 2014, an increase of $332,869, or 146%, from $227,534 in the same period in 2013.  Our customer base increased from 32 to 42 customers between these periods; we lost 12 customers (mostly project based app development) that accounted for approximately $27,000 in revenue in the nine month period ended September 30, 2013, but gained 22 new customers (mostly app development Platform subscribers) that accounted for approximately $290,000 of revenue in the nine month period ended September 30, 2014.  As the Platform matures and we continue our market penetration, our customer base is expanding and we retain larger customers with broader ranges of needs in the mobile space.

Cost of Revenue

Cost of revenue increased from $396,166 to $407,582 by $11,416, or 3%, in the nine month period ended September 30, 2014 as compared to the same period in 2013.  The increase is primarily due to costs associated with the implementation of a dedicated instance of the Platform at NAVAIR and costs associated with delivery of professional services.

Gross Profit

Gross profit was $152,821 for the nine months ended September 30, 2014, compared to a loss of $168,632 for the same period in 2013, an increase of $321,453.  In a SaaS model, the cost to deliver revenue increases at a much smaller rate than revenue itself.  As we retain current customers and acquire new customers, our gross margins are expected to increase.

Sales and Marketing

Sales and marketing expenses decreased from $766,881 to $702,998 by $63,883, or 8%, in the nine month period ended September 30, 2014 compared to the same period in 2013.  This decrease is attributable to an internal re-allocation of employee wages among departments by function.   Our target marketing budget for 2014 remained relatively unchanged from 2013.  The majority of non-payroll sales and marketing expenses is a mix of marketing campaigns and tradeshow participation.

Research and Development

Research and development expenses increased from $585,876 to $825,432 by $239,556, or 41%, in the nine month period ended September 30, 2014 compared to the same period in 2013.  An increase of approximately $280,000 is attributable to development expenses that were capitalized as software development costs during the nine months ended September 30, 2013, compared to $0 in the nine months ended September 30, 2014.   During 2013, we adopted the Agile development method, which supports our strategy of rapid development and delivery of Platform features to our customers. As a result, we ceased capitalizing our research and development costs mid-year 2013.  These increases were offset by a decrease of $38,000 in outsourced development work and a $15,000 decrease in recruiting fees.

We believe that the current composition of our development team is sufficient for implementation of our research and development strategy and to support our growth.

General and Administrative

General and administrative expenses decreased from $1,081,558 to $1,007,798 by $73,760, or 7%, in the nine month period ended September 30, 2014 compared to the same period in 2013.  This decrease is due to a reduction in legal and professional fees associated with a network breach incident that occurred in June 2012.

Impairment of Long Lived Assets

During the nine months ended September 30, 2013, we recorded a loss of $110,952 associated with impairment of office equipment, computer hardware and furniture in anticipation of relocation of our corporate office in November 2013.  During nine months ended September 30, 2014, we recorded a loss on impairment of intangible assets in the amount of $41,248, of which $24,951 related to impairment of one of the patents, which had been abandoned and $16,296 related to impairment of previously capitalized software app blocks, which were replaced with new functionality in our Platform.

Other expenses and gains

We recorded a $169,861 gain on reversal of previously recorded liabilities.  We will not be required to re-pay fees associated with previous or future guarantees of the LSA through issuance of SBLC by UBS.

Gain on extinguishment of debt

On May 12, 2014, we modified all of our current and future Notes outstanding under the Note Purchase Agreement. A modification of a portion of the Notes in the transaction was treated as debt extinguishment and the new Notes were recorded at fair value, which was lower than the previous carrying value. The $50,129 difference between the carrying value of the $730,770 non-related party notes and the newly established fair value of the Notes of $680,640 was recorded as a gain on extinguishment of debt.

Interest expense

Interest expense was $3,161,531 in the nine month period ended September 30, 2014 compared to $1,592,780 in the same period in 2013, an increase of $1,568,751, or 98%, $330,282 of which is related to the general increase in debt and the remaining $1,238,469 of which is related to an increase in amortization of debt discount.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations is the sale of additional Notes. We must continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 9 to 12 months, depending on our ability to achieve strategic goals outlined in our annual operating budget approved by the Board of Directors. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Uses of Cash

During the nine months ended September 30, 2014, we used in operating activities approximately $4.51 million, which was offset by approximately $776,000 in cash collected from our customers; approximately $1,823,000 was used to pay interest payments on the Notes and bank debt; approximately $1,848,000  was used for payroll, benefits and related costs; approximately $238,000 was used on non-payroll related sales and marketing efforts; and approximately $600,000 was used for other non-payroll development and general and administrative expenses, which included among other things infrastructure costs, rent, insurance, legal and professional fees and other expenditures.

Capital Expenditures and Investing Activities

Our capital expenditures are limited to the purchase of new office equipment, computers and related peripherals and new mobile devices that are used for testing. Cash used for investing activities in the nine months ended September 30, 2014 was insignificant.  We are not planning any significant capital expenditures in the near future.

Financing Activities and Sources of Cash

Since November 14, 2007, we have financed our working capital deficiency primarily with the issuance of Notes under the Note Purchase Agreement.  During the nine months ended September 30, 2014, we borrowed an additional $3,940,000 under the Note Purchase Agreement. The aggregate face value of outstanding Notes, as of September 30, 2014, was $30,105,000.  The carrying value of the Notes was $25,127,742, as of September 30, 2014, which included a remaining unamortized discount of $4,977,258.  As of the date of this report, we have approximately $3,000,000 available to borrow under the Note Purchase Agreement non-binding commitment.

On May 12, 2014, we entered into the Seventh Amendment to the Note Purchase Agreement and the Fifth Amendment to the Notes with a majority of the Noteholders. The Seventh Amendment and the Fifth Amendment applied to all $28,205,000 in principal amount of Notes outstanding as of May 12, 2014 and applies to any Notes sold by us thereafter.  As amended, the Notes have the following terms:

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

On June 9, 2014, we entered into the Eighth Amendment to the Note Purchase Agreement and the Sixth Amendment to the Notes with a majority of the Noteholders.  The only modification that resulted from these amendments was direct subordination of all current and future Notes under the Note Purchase Agreement to the LSA Comerica, which is discussed further below.

On June 30, 2014 and September 23, 2014, we sold additional Notes due November 14, 2016 in the principal amounts of $1,000,000 and $500,000, respectively, or the New Notes, to a current Noteholder upon substantially the same terms and conditions as our previously issued Notes, the terms of which are as described in Item 1 and Exhibit 4.1 of our Quarterly Reports on Form 10-Q filed with the SEC on November 14, 2007 and November 12, 2008, under Item 2.03 of our Current Reports on Forms 8-K filed with the SEC on November 21, 2008 and February 25, 2009, under Item 1.01 of our Current Report on Form 8-K filed with the SEC on March 8, 2010, under Item 1.01 of our Current Report on Form 8-K filed with the SEC on June 19, 2012, under Item 1.01 of our Current Report on Form 8-K filed with the SEC on July 2, 2013 and under Item 5 and in Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014, which descriptions are incorporated herein by reference, and in this Quarterly Report on Form 10-Q.  We are obligated to pay interest on the New Notes at an annualized rate of 8% payable in quarterly installments commencing 90 days from the issuance date. As with existing Notes, we are not permitted to prepay the New Note without approval of the holders of at least a majority of the aggregate principal amount of the Notes then outstanding.

On June 9, 2014, we refinanced the IDB Credit Facility with a new financial institution by entering into the LSA with Comerica. We borrowed the entire amount available under the LSA ($5,000,000) and used those proceeds to repay the IDB Credit Facility in full.

The LSA has the following terms:

●	a maturity date of June 9, 2016;
●	a variable interest rate at prime plus 0.6% (3.85% on the date of execution) payable quarterly;
●	secured by substantially all of our assets, including our intellectual property;
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

Off Balance Sheet Arrangements

As of September 30, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at a reasonable assurance level.

There has been no change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2014 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Statement of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail  (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

November 10, 2014	By:	/s/ Amir Elbaz
Amir Elbaz
Chief Executive Officer

November 10, 2014	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer