Form 10-K
period 2014-12-31
MobileSmith, Inc.
filed 2015-03-20
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $11.7 million (based on the closing sale price of $1.30 per share on such date).

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 19, 2015 was 19,827,542.

PART I

Special Note Regarding Forward-Looking Statements

Information set forth in this Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, our ability to continue as a going concern, and the sufficiency of our capital resources including funds that we may be able to raise under our convertible note facility, our ability to raise financing from other sources and/or ability to defer expenditures, the impact of the liens on our assets securing amounts owed to third parties, expectation regarding competitors as more and larger companies attempt to market products/services competitive to our company, market acceptance of our new product offerings, including updates to our Platform, rate of new user subscriptions, market penetration of our products and  expectations regarding our revenues and expense,  all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” and elsewhere in this report for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1. BUSINESS

General

MobileSmith, Inc. (referred to herein as, “MobileSmith,” the “Company,” “us,” “we,” or “our”) was incorporated in Delaware in August 1993 and became a public company through a self-registration in February 2005. The Company’s common stock trades on the OTC Market (OTC.QB) under the symbol “MOST”.

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

Mode of Operations

We use a SaaS business model – the customers acquire access to the Platform through user subscription agreements and are able to obtain control of mobile app production. Our business model allows for creation and management of any desired number of apps by our customers for a monthly license fee. The on-demand SaaS model developed using multi-tenant architecture enables end users to visit a website and use the SaaS applications, all via a web browser, with no installation, no special information technology knowledge and no maintenance. The SaaS application is transformed into a service that can be used anytime and anywhere by the end user. Multi-tenant SaaS applications also permit us to add needed functionality to our applications in one location for the benefit of all end users. This capability allows us to provide upgrades universally.

During 2014, for the first time we installed our Platform in a Platform as a Service (“PaaS”) configuration for one of our government clients.   Our Platform was safely placed behind the firewalls of a government department which would allow the organization to create and manage multiple mobile apps with targeted functionality for targeted audiences without going outside of the secure setting.

Target Market and Sales Channels

We believe that the do-it-yourself model for creation and management of apps will become a cost effective solution for enterprise clients who have an ever increasing need to interact with their customers and employees through mobile devices. Single apps may reach their limits of usability very quickly, if made complex. The Platform provides the subscriber with the capacity to create multiple, customized non-template apps with designated functionalities and specific designs without incurring additional costs.

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

Healthcare clients:

Healthcare organizations, such as hospitals and healthcare networks, are similar to governmental agencies in their departmental segmentation and territorial reach. Additionally, healthcare organizations are subject to increased regulation as a result of the Affordable Care Act and may be subject to penalties for delivering inefficient care under new Medicare regulations. Hospitals increasingly turn to portfolios of apps to increase efficiency and remain competitive. Outpatient care apps, wellness apps, physician referral apps, appointment apps, discharge apps, facility way-finding apps are just a few example areas where healthcare organizations are increasingly using app portfolios. We believe that the Platform has a significant competitive advantage in the healthcare space due to its ability to deliver a variety of targeted mobile solutions cost effectively.

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

Principal Customers

The Company had customers that in 2013 and 2014 accounted for more than 10% of the Company’s revenue. Due to fact that revenue generated in both years is low in comparison to overall operating costs, the Company believes that the loss of any of those customers would not have a significant impact on operations.

Research and Development

In 2014, our development efforts shifted to enhancing the Platform with various functionalities sought by current and target customers.  We continuously monitor such demand, rapidly develop the functionalities and make them available to all our customers, current and future.

During 2014, we introduced the following upgrades to the Platform:

●
Capabilities for our customers to add their own custom functionality as well as reuse software that they had previously created outside of the MobileSmith Platform in the form of the native plugin.  Ability to reuse existing software code significantly decreased adoption cost of our Platform to a new customer.

●
Geo-fencing – functionality that allows our Platform users to create apps that react to geographical GPS-based  “virtual boundaries” and generate target messages and/or notifications when an app user enters or exits these boundaries.   These use cases are becoming more prevalent with retailers and showcase new ways of interaction with a customer based on customer’s physical location.  In our Platform such sophisticated tools are configured and managed by non-developers.

●
Ability to create mobile apps with Beacon technology.  A micro-proximity beacon is a low-power, low-cost transmitter device that notifies a nearby smartphone of its presence.  The technology enables a smartphone to perform actions such as send a push notification when in close proximity to a beacon.  This enables indoor positioning applications like hospital way-finding and interactive in-store displays in retail.

●
In fourth quarter of 2014, MobileSmith launched a private cloud appliance called MobileSmith Pod.  The appliance provides an independent Platform-as-a-Service (PaaS) instance of our Platform for enterprise and government clients whose regulations require installations inside their corporate firewall.

Competition

Today, three main solutions exist for enterprises in need of a mobile native (non-HTML 5) application, (a native app is compiled in code that is designed to run specifically on a mobile device and take advantage of all technical aspects of a smart phone; HTML 5 app is a web-site with user interface of an app):

●
A customer may hire an enterprise software application vendor and outsource the creation of a mobile app based on the defined specifications. A customer often does not have control over the creation of the final product and any subsequent modifications of the delivered product.

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

Intellectual Property

During 2014, we stopped pursuing majority of our patent applications as we determined that the cost of pursuing them to be greater than the potential protection to be provided by them.

We have several trademark applications pending with the U.S. Patent and Trademark Office. These trademarks, if granted, will cover certain names that identify specifics of the Platform user interface.

Employees

As of December 31, 2014, we had 27 full time employees and no part time employees. None of our employees are subject to collective bargaining agreements.

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

We are dependent on existing and other investors for the financing of our operations and their inability or unwillingness to fund our operations can have a material adverse effect on our operations.

We have not yet achieved positive cash flows from operations, and our main source of operating funds is the sale of notes under two convertible note facilities that we implemented. See Item 7, “Management’s Discussion and Analysis “Funding of Company Operations.” Since November 2007, we have raised approximately $31 million through these note facilities and we have the ability to raise up to an additional $42 million under such facilities from existing note holders and others upon request. However, no assurance can be provided that we will in fact be able to raise needed amounts through the facilities or through any other sources on commercially reasonable terms. If financing through the note facilities becomes unavailable, we will need to seek other sources of funding.  The inability to raise additional funds when needed, whether through the note facilities or otherwise, may have a material adverse effect on our operations.

A Default by us in respect of the amounts outstanding on the notes outstanding under the note facilities and the commercial bank loans when due in 2016 would enable these creditors to foreclose on our assets.

The Notes currently outstanding under the Convertible Note Facilities, which together with interest accrued as of  the date of this report on Form 10-K aggregate approximately $33 million, come due in November 2016.  In addition, we have an outstanding Loan and Security Agreement (the “LSA”) with Comerica Bank in the amount of $5,000,000, which matures in June of 2016 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with an initial term expiring on May 31, 2015, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Unless we can defer payment on the notes or such notes are in fact converted into our common stock, of which no assurance can be provided, we will need to find other sources of funding to pay the amounts that are scheduled to come due in November 2016. We also have no commitment from any funding source should UBS elect to not renew the letter of credit. We can also provide no assurance that will be successful in extending the due of the amounts outstanding under the LSA beyond June 2016.

Furthermore, the amounts under the LSA as well as approximately $31 million under the Notes, are secured by a lien on our assets. A default by us under these notes or the LSA would enable these creditors to foreclose on our assets. Additionally, the non-renewal of the letter of credit securing the UBS note, which is currently scheduled to expire on May 31, 2015, would also trigger an event of default under the LSA as well as the outstanding notes. Any foreclosure could force us to substantially curtail or cease our operations.

Our independent registered public accounting firm indicates that it has substantial doubt that we can continue as a going concern. Our independent registered public accounting firm’s opinion may negatively affect our ability to raise additional funds, among other things. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment.

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

Government regulation may subject us to liability or require us to change the way we do business.

The laws and regulations that govern our business change rapidly. Evolving areas of law that are relevant to our business include privacy and security laws, proposed encryption laws, content regulation, information security accountability regulation, sales and use tax laws and regulations and attempts to regulate activities on the Internet. In addition to being directly subject to certain requirements of the HIPAA privacy and security regulations, we are required through contracts with our customers known as “business associate agreements” to protect the privacy and security of certain personal and health related information. We are required to comply with revised requirements under the HIPAA privacy and security regulations. The rapidly evolving and uncertain regulatory environment could require us to change how we do business or incur additional costs. Further, we cannot predict how changes to these laws and regulations might affect our business. Failure to comply with applicable laws and regulations could subject us to civil and criminal penalties, subject us to contractual penalties, including termination of our customer agreements, damage our reputation and have a detrimental impact on our business.

Our propriety rights may prove difficult to enforce.

Our Platform technology is not patent protected and is not exclusive to us, as there are various platforms in the market that allow for creation of mobile apps, ranging from “do it yourself” platforms for creation of template apps to platform tools designed for use by developers.  Although we consider our Platform unique, that it allows for creation of sophisticated mobile apps by non-developers, there is no guarantee that another company will not build a similar platform.

Furthermore, many key aspects of networking technology are governed by industrywide standards, which are usable by all market entrants. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products that have enabled us to be successful.

We may be found to infringe on intellectual property rights of others.

Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. Because of the existence of a large number of patents in the mobile apps field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks.

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

Mr. Avy Lugassy controls Grasford Investments Ltd. (“Grasford”). As of December 31, 2014, Grasford holds 8,830,269, or 45%, of Company’s issued and outstanding common stock and approximately $13.83 million in aggregate principal amount of our promissory notes, which are currently convertible at the election of the holder into approximately an additional 9,668,729 shares of common stock. Being a significant beneficial owner of our company, Mr. Lugassy may exercise significant influence on the Company’s operations acting through the Company’s Board of Directors.

In addition, as of December 31, 2014, Union Bancaire Privée (“UBP”) holds $15,767,180 million in aggregate principal amount of the Notes. Because UBP may convert its Notes upon request, if UBP so converts, it would acquire a significant percentage of our then outstanding shares of common stock and, like Grasford, would be able to exercise significant influence on the Company’s operations as a result.

Future utilization of net operating loss carryforwards may be limited.

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

In past two years we had a consistent team of dedicated executives who continue to execute on the Board’s strategy.  However, in the past our executive management team has experienced significant changes, including the resignation of our former Chief Executive Officers in May 2013 and our former interim Chief Executive Officers in May 2009, November 2009 and September 11, 2012.

In 2012, our former Chief Operating Officer resigned. Our former Chief Financial Officers resigned in May 2009 and April 2013.

The 2012 resignations relate to change in focus of the Company from e-commerce to mobile space.

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

The conversion price on our outstanding convertible promissory notes is fixed at $1.43.  As of December 31, 2014 we had $31,055,000 of Notes outstanding convertible into 21,716,783 shares of common stock. As we continue to issue more notes, the number of conversion shares will increase.

Based on our financial projections, at the end of fiscal year 2015 the Company may not have sufficient shares of common stock authorized to issue all of the shares of common stock into which the Notes may be converted. At that time the Company may call for a special meeting of shareholders to increase the number of authorized shares or wait until a Noteholder submits notice of conversion and requests that the Company call a special meeting of the stockholders specifically for the purpose of increasing the number of the authorized shares of common stock, if such number is not sufficient at the time of the conversion notice.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our Board of Directors will be authorized to issue up to 5,000,000 shares of preferred stock with powers, rights and preferences designated by it Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company.  The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means.  Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause.  Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

There currently is no active public market for our Common Stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our Common Stock and make it difficult or impossible for you to sell your shares.

There is currently no active public market for shares of our Common Stock and one may never develop. Our Common Stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. Our shares of common stock are traded infrequently. In the 252 trading days for the year ended December 31, 2014, only 171,300 of our shares of common stock were traded, which resulted in an average daily volume of approximately 680 shares. Even an insignificant investment in our shares of common stock may be illiquid.

We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our Common Stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our Common Stock.

Penny Stock Regulation are applicable to investment in shares of our Common Stock.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to penny stock rules. Many brokers will not deal with penny stocks, restricting the market for our shares of common stock.

We do not intend to pay any cash dividends on our shares of Common Stock; thus our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. The Company's corporate office in Raleigh North Carolina consists of approximately 7,000 square feet. The lease term for the premises commenced in July 2013 and continues through December 2018. The lease contains an option to renew for two, three-year terms.

Accounting principles generally accepted in the United States of America require that the total rent expense to be incurred over the term of the lease be recognized on a straight-line basis. Deferred rent represents the cumulative excess of the straight-line expense over the payments made.  The average annual rent expense over the term of the lease is approximately $156,000.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that we anticipate would result in a material adverse effect on our business or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Market (OTC.QB) under the symbol “MOST.” Although trading in our Common Stock has occurred on a relatively consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years as quoted on the OTC Market (OTC.QB). The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions.

	High	Low

Year Ended December 31, 2013:
First Quarter	$1.40	$1.20
Second Quarter	$1.60	$1.02
Third Quarter	$1.40	$1.30
Fourth Quarter	$1.35	$0.70

Year Ended December 31, 2014:
First Quarter	$1.30	$1.10
Second Quarter	$1.32	$1.00
Third Quarter	$2.00	$1.15
Fourth Quarter	$1.22	$0.51

As of March 16, 2015 there were 182 holders of record of shares of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on shares of our common stock and do not intend to declare or pay dividends for the foreseeable future. As long as the Notes are outstanding, we must receive approval from the bond representative designated by the Noteholders in order to pay any dividend on shares of our common stock.

Issuer Repurchases of Equity Securities

We do not have a stock repurchase program for our common stock and have not otherwise purchased any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes significant factors affecting the operating results, financial condition and liquidity of MobileSmith for the two-year period ended December 31, 2014. This discussion should be read in conjunction with the financial statements and notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and the more detailed discussion and analysis of our financial condition and results of operations in conjunction with the risks described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Overview

Mobile Apps Industry Developments

The mobile application industry continued to grow in 2014. For the first time ever, mobile devices outnumbered personal computers in the United States. The main suppliers of apps, the Apple App Store and Google Play,  experienced continued rapid growth in apps, as over 500,000 apps were added between January and July of last year, an increase of over 20% in just seven months, according to Statista, Inc., a research and data company.

Consumers contributed to massive growth in the industry. The number of overall downloads neared 170 billion, though Google Play has not released final numbers as of March 2015.  Statista projects the total app revenue to be approximately $35 billion in 2014, up 31% from $26 billion in 2013 and nearly 100% from 2012.

The rate of growth in the usage of mobile applications slowed slightly in comparison to 2013, but 2014 still witnessed a 76% usage growth, according to Flurry, a San Francisco based app analytics company. Every major category of application experienced a rise in usage in 2014. Whereas gaming and mobile messaging apps experienced significant growth in 2013, shopping and productivity apps were the big winners in 2014, each experiencing well over 100% growth.

The mobile health industry, one of the main sectors of focus for MobileSmith, experienced significant growth in 2014. Health and wellness application usage exhibited an 89% growth in usage, according to Flurry.

Consumers have shown marked interest in health apps: almost 247 million people in the US alone have some kind of health application on their phone, according to Alego Health, a Healthcare IT Solutions consulting company, and nearly half of consumers expect health apps to improve their healthcare experience. Further, according to a survey from research firm Kelton, 66% of Americans would use an app to manage health related issues.

Relatedly, half of healthcare providers would like to expand their use of apps, according to the 2014 HIMSS Analytics Mobile Survey. Despite this momentum, barely one third of providers offer apps for patient/consumer use.   Mobile health industry continues to be a primary growth target for MobileSmith.

Financing Activities and Sources of Cash

Since November 14, 2007 and through the present time, we have financed our working capital deficiency primarily through the issuance of our promissory notes under two convertible note facilities. The first, established in November 2007, is evidenced by the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “2007 NPA”) and the second, established in December 2014, is evidenced by the unsecured Convertible Subordinated Note Purchase Agreement (the “2014 NPA”; together with the 2007 NPA, the “Convertible Note Facilities”)) with Union Bancaire Privée, UBP SA ("UBP").   All references in this filing to “2007 NPA Notes” will mean notes issued under the  2007 NPA and all references to “2014 NPA” Notes will mean notes issued under the 2014 NPA.  All references to the Notes will mean any convertible note or notes issued either under 2007 or 2014 NPAs.

Since November 14, 2007 and through December 10, 2014, we have financed our working capital deficiency primarily with the issuance of Notes under the 2007 NPA.   On December 11, 2014 the Company entered into the 2014 NPA and issued its first 2014 NPA Note to UBP.  We intend to primarily use our 2014 NPA for future issuance of convertible notes.

During 2014, we borrowed a total of $4,890,000 under our two NPAs: $4,390,000 under the 2007 NPA and $500,000 under the 2014 NPA. The aggregate balance of the Notes as of December 31, 2014 was $26,665,970, net of discount of $4,389,030. The Notes under both NPAs mature on November 14, 2016.

Amounts outstanding under the 2007 NPA are secured by a lien on all of our assets.

The table below summarizes convertible notes issued as of December 31, 2014 by NPA type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$26,165,970
2014 NPA notes	500,000
Total convertible notes	$26,665,970

The 2014 NPA was signed on December 11, 2014  The aggregate principal amount of  the 2014 NPA Notes that may be issued under the 2014 NPA is limited to $40.0 million.  The 2014 NPA Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, and are subordinated to the $5.0 million outstanding under the Company’s Loan and Security Agreement (the “LSA”) with Comerica Bank and to any convertible secured subordinated promissory notes outstanding under the Company’s existing 2007 NPA.

Convertible notes issued under 2014 NPA:

The 2014 NPA Notes have the following terms:

●
a maturity date of the earlier of (i) November 14, 2016, (ii) a Change of Control (as defined in the 2014 NPA), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the 2014 NPA), such amounts are declared due and payable by a noteholder or made automatically due and payable in accordance with the terms of the Note;

●
an interest rate of 8% per year, with accrued interest payable in cash in quarterly installments commencing on the third month anniversary of the date of issuance of the Note with the final installment payable on the maturity date of the Note;

●	a conversion price per share that is fixed at $1.43;

●
optional conversion upon noteholder request; provided that, if at the time of any such request, the Company does not have a sufficient number of shares of common stock authorized to allow for such conversion, the noteholder may only convert that portion of their Notes outstanding for which the Company has a sufficient number of authorized shares of common stock.  To the extent multiple noteholders under the 2014 NPA, the 2007 NPA, or both, request conversion of its Notes on the same date, any limitations on conversion shall be applied on a pro rata basis. In such case, the noteholder may request that the Company call a special meeting of its stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover conversions of the remaining portion of the Notes outstanding as well as the maximum issuances contemplated pursuant to the Company’s 2004 Equity Compensation Plan, within 90 calendar days after the Company’s receipt of such request; and

●	may not be prepaid without the consent of holders of at least two-thirds of the aggregate outstanding principal amount of Notes issued under the 2014 NPA.

2014 modification of 2007 NPA

On May 12, 2014, the Company entered into the Seventh Amendment to the 2007 NPA and the Fifth Amendment to 2007 NPA Notes (the “Seventh Amendment to the 2007 NPA”), with the holders of a majority of the aggregate outstanding principal amount of the 2007 NPA Notes issued by the Company under the 2007 NPA (collectively, the “2007 NPA Noteholders”) (the “2014 modification”). The Seventh Amendment to the 2007 NPA applied to all of the 2007 NPA Notes outstanding as of May 12, 2014, or $28,205,000, and will apply to any future 2007 NPA Notes sold by the Company.  As amended, the 2007 NPA Notes have the following terms:

●
a maturity date of the earlier of (i) November 14, 2016, (ii) a Change of Control (as defined in the amended 2007 NPA), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the amended 2007 NPA) such amounts are declared due and payable by a 2007 NPA Noteholder or made automatically due and payable in accordance with the terms of the 2007 NPA;

●	an interest rate of 8% per year;
●	a total borrowing commitment of $33.3 million;
●	a conversion price that is fixed at $1.43; and
●
optional conversion upon 2007 NPA Noteholder request, provided that, if at the time of any such request, the Company does not have a sufficient number of shares of common stock authorized to allow for such conversion as well as the issuance of the maximum amount of common stock permitted under the Company’s 2004 Equity Compensation Plan, the 2007 NPA Noteholder may request that the Company call a special meeting of its stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover the remaining portion of the Notes outstanding as well as the maximum issuances permitted under the 2004 Equity Compensation Plan.

The 2014 modification of the aggregate principal balance of 2007 NPA Notes issued prior to the 2013 modification dated June 28, 2013, or $23,075,000, was accounted for as debt extinguishment in accordance with provisions of ASC 470 “Debt”.  The fair value of the new debt was determined to be $21,404,018.  The difference between the carrying value of the debt balance prior to the 2014 modification and the fair value of the new debt was recorded as debt discount in the amount of $1,670,982 and will be charged to interest expense over the remaining life of the debt.  $22,344,231 of the modified $23,075,000 balance was related party debt and $730,769 was non-related party debt.  For the related party portion of the debt, the Company recorded a capital contribution in the amount of $1,620,852 with a charge to Additional Paid-in Capital; the non-related party debt modification resulted in a $50,129 gain on extinguishment of debt.

The 2014 modification of the aggregate principal balance of 2007 NPA Notes issued after 2013 modification, but prior to the 2014 modification, or $5,130,000, with a net carrying amount of $922,202 immediately prior to the 2014 modification resulted in a troubled debt restructuring treatment where no gain or loss was recognized due to the fact that the carrying amount of the debt balance was less than total future cash payments  specified by the terms of the debt remaining unsettled after the modification.

IDB Credit Facility and Comerica LSA

The Company had an outstanding promissory note with Israel Discount Bank (“IDB”)  dated December 6, 2010 that had a maturity date of May 31, 2014 (the “IDB Credit Facility”).  Borrowings under the IDB Credit Facility were guaranteed by Atlas Capital SA (“Atlas”) and subsequent to the merger between Atlas and Mirelis InvesTrust SA (“Mirelis”), by Mirelis. The IDB Credit Facility was further secured by an extended irrevocable standby letter of credit (“IDB SBLC”) issued by UBS Private Bank with an expiration date of November 30, 2015.

On June 9, 2014, the Company refinanced the IDB Credit Facility with a new financial institution by entering into the LSA with Comerica. The Company borrowed the entire amount available under the LSA ($5,000,000) and used those proceeds to repay the IDB Credit Facility in full.

The LSA, which matures in June of 2016,  is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) with an initial term expiring on May 31, 2015, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2014 AND THE YEAR ENDED DECEMBER 31, 2013

Comparison of Operating Results

MobileSmith more than doubled its revenue for the second year in a row. We added 20 new customers in 2014 compared to 16 in 2013.

Results shown below also include the impact of certain items, which should be considered when trying to make direct comparisons between fiscal years:

●	In June 2012, we sustained a compromise of our internal corporate network which considerably slowed our operational advancement. The compromise resulted in an investigation by the government agencies that oversee cyber-crime; we incurred significant legal and consulting costs and personnel costs during the recovery time. Certain legal and consulting costs carried over into 2013, but were insignificant in 2014.

●
In June 2013, we modified the 2007 NPA note facility. The modification was accounted for as debt extinguishment and a charge of $21,793,055 was recorded in the 2013 Statement of Operations. In addition, due to changes in the conversion price of the convertible debt, each Note issuable subsequent to the June 2013 debt modification resulted in an immediate benefit to the purchaser, because the conversion price was at a discount to the market price as quoted on the OTCBB. The calculated benefit was recorded as a debt discount, which is amortized through the date of Note maturity, resulting in additional interest expense. The Company included $1,899,060 and $208,680 of debt discount amortization in its interest expense presented in the Statement of Operations in 2014 and 2013, respectively. Our interest expense, net of any non-cash discount components, will continue to increase as we issue additional Notes

In May 2014 we modified its 2007 NPA note facility again.  The modification was accounted for as extinguishment of debt, which resulted in a gain on extinguishment of debt of $50,129.

●
During the second quarter of 2013, we adopted a plan to discontinue our domain hosting and e-commerce operations in order to focus on our core mobile platform business and related services. In July 2013, we executed the plan and exited the business of domain hosting and e-commerce operations which were gradually on the decline over the past two years. We do not expect the exit to have any substantial impact on our operations and cash flows. We recorded a loss on impairment of assets used in discontinued operations of $14,654 for the year ended December 31, 2013. The results of operations presented in our financial statements and discussed below do not include any of the revenues and expenses related to the discontinued operations. Results of discontinued operations are reported separately in the Statements of Operations.

●	In November 2013, we relocated our offices to a newly leased space. As a result of the move, we discarded most of our old furniture and some outdated network equipment and invested in new, more efficient equipment and expanded our use of cloud processing capacities. As a result, we recorded loss impairment and disposal of old assets in the amount of $137,903 for 2013.

Results of Operations

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Revenue	879,086	339,039	540,047	159%
Cost of Revenue	475,486	428,253	47,233	11%
Gross Profit (Loss)	403,600	(89,214)	492,814

Sales and Marketing	962,123	892,679	69,444	8%
Research and Development	1,167,263	951,653	215,610	23%
General and Administrative	1,354,449	1,631,818	(277,369)	(17%)
Impairment of Long Lived Assets, Net	66,186	137,903	(71,717)	(52%)

Interest Expense	(4,418,468)	(2,299,447)	(2,119,021)	92%

Revenue increased by $540,470, or 159%.  As the Platform matures, we continue to add new features and extend our market penetration, expand our customer base and retain larger customers with broader ranges of needs in the mobile space who enter into more significant contracts.  Included in the total revenue in 2014 was approximately $60,000 of professional services revenue generated from one of our subscription clients.  Such revenue was zero in 2013.  The professional services consisted of implementation of advanced Platform features, advanced data integration and mobile consulting.  We currently receive approximately $10,000 per month in professional services revenue, but we don’t expect professional services revenue to be a significant share of our total revenue in the future, as our workforce capacity to provide such services is rather limited.

Cost of Revenue increased by $47,233, or 11%.  The cost of revenue included approximately $19,000 in 2014 and zero in 2013 of costs associated with professional services revenue.  The remainder of the increase included expenses associated with the installation of our first MobileSmith Pod, a private cloud appliance, at one of our clients in a government space and contractor fees associated with the government contract.

Depreciation of Platform costs capitalized is included in the cost of revenue and was approximately $134,000 and $130,000 in 2014 and 2013, respectively and represents a 3% increase.

Gross Profit increased by $492,814.  In a SaaS model, the cost to deliver revenue increases at a much smaller rate than revenue itself.  As we retain current customers and acquire new customers, our gross profit is expected to increase.

Sales and Marketing expense increased by $69,444, or 8%.   This increase is attributable to higher commissions expense of approximately $43,000 due to increased sales and overall increase in non-payroll marketing spending of approximately $51,000, offset by a decrease in marketing payroll expense due to the transfer of one employee between Company departments.

Research and Development increased by $215,610, or 23%.  During 2013, we adopted the Agile development method, which supports our strategy of rapid development and delivery of Platform features to our customers. As a result, we ceased capitalizing our research and development costs mid-year 2013.  In 2013 we capitalized approximately $165,000 of research and development costs.   The remainder of the increase relates to the general increase in compensation expense of our development team.  We believe that the current composition of the Company’s development team is sufficient for implementation of our research and development strategy and to support our growth.

 General and Administrative expense decreased by $277,369, or 17%, due primarily to the following:

●	$62,000 decrease is associated with relocation into the new office space in November of 2013. Savings resulted from a decrease in rent and cost reduction in general IT infrastructure

●	$25,000 decrease in our insurance expense due to optimization of our insurance coverage

●	$77,000 decrease in bank fees due to more favorable transaction terms obtained from moving our $5,000,000 bank loan from Israel Discount Bank of New York (IDB) to Comerica Bank

●
$154,000 decrease in legal and professional fees due to the optimization of our administrative, reporting and compliance processes  and the absence in 2014 of costs associated with 2012 corporate breach

●	Such decreases were offset by an increase in bed debt expense of $22,000 and an increase of $19,000 in other administrative expenses.

Interest expense increased by $2,119,021, or 92%.  $420,000 of the increase was attributable to the increase in face value of our debt and remaining $1,690,000 of the increase was mainly due to the increase in debt discount amortization and to a lesser extend due to amortization of capitalized financing costs from Comerica LSA transaction.

Gains on reversals of liabilities
During 2013, we concluded that certain expenses previously accrued for would never be realized and thus recorded a gain on reversal of liabilities.  These expenses included accrual for certain legal and consulting fees in the amount of $125,358.

During 2014, we recorded a $169,861 gain on reversal of liabilities.  We will not be required to re-pay fees associated with previous or future guarantees of the LSA through issuance of SBLC by UBS.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations is the sale of our notes under the Convertible Note Facilities. We need to continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional issuances of Notes, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 months.  Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available to us under the Convertible Note Facilities or otherwise on acceptable terms or at all. Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Nonetheless, there are factors that can impact our ability to continue to fund our operating the next twelve months. These include:

●	Our ability to expand revenue volume;

●	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	Our continued need to reduce our cost structure while simultaneously expanding the breadth of our business, enhancing our technical capabilities, and pursing new business opportunities.

In addition, if UBS were to elect to not renew the irrevocable letter of credit issued by it beyond May 31, 2015, the scheduled expiration date, then such non-renewal will result in an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. Currently, the letter of credit is automatically extended for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  As of the date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Uses of Cash

During the year ended December 31, 2014, we used in operating activities approximately $5.9 million, which was offset by $1.1 million in cash collected from our customers;   of which approximately $2.3 million was used to pay interest payments on the Notes and bank debt;   approximately $2.5 million was used for payroll, benefits and related costs; approximately $330,000 was used on non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and  approximately $740,000 was used for other non-payroll development and general and administrative expenses, which included among other things infrastructure costs, rent, insurance, legal, professional, compliance and other expenditures.

Capital Expenditures and Investing Activities

Our capital expenditures are limited to the purchase of new office equipment and new mobile devices that are used for testing.  Cash used for investing activities was not significant and we do not plan any significant capital expenditures in the near future.

Investment in internally developed software in 2013 consisted of payroll and related costs of our development team.

Going Concern

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

Critical accounting policies and estimates

Revenue Recognition, Deferred Revenue and Multiple Element Arrangements

We follow U.S. GAAP principles of revenue recognition, which allows recognizing revenue only: (a) when an arrangement exists; (b) when the Company delivered its obligations under such arrangement; (c) when the fees are fixed or determinable; and (d) when collection of the fees billed is reasonably assured. Certain customers prepay the annual subscription fees at the beginning of the term. In such instances a deferred revenue liability is recorded on our balance sheet and the revenue is recognized as obligations under the agreement are fulfilled by us. Often Mobilesmith’s contracts combine various types of deliverables such as subscription fees and various professional services. Such Multiple-Element Arrangements are broken out into separate units of accounting aligned with various deliverables within the arrangement. The value of each deliverable within the arrangement is determined based on the best estimate of selling price (“BESP”) and the assigned value of each unit of accounting is recognized in revenue as individual obligations are delivered.

Sale of software takes place when the Company sells perpetual license to the Platform through installation in a private cloud.  Revenue recognition begins when all elements of the agreement, besides post-contract customer support, are delivered (including installation).  The software revenue is recognized ratably over the period of post-contract customer support.

Software development costs

We capitalize certain costs of development and subsequent enhancement of the Platform. We capitalize software development costs when technological feasibility of our Platform or its enhancements is established and application development begins. We expense costs associated with preliminary project stage and research activities. Our company policy provides for the capitalization of certain payroll, benefits, and other payroll-related costs for employees who are directly associated with development.

During 2012, the Platform was substantially completed. During 2013, our development efforts became more driven by market requirements and rapidly changing customers’ needs. As a result, our development team adopted the Agile iterative approach to software development. Due to Agile’s short development cycles and focus on rapid production, we ceased capitalizing software development costs mid-way through 2013 as the documentation produced under the Agile method did not meet requirements necessary to establish technological feasibility prior to the start of development activities. We do not expect to capitalize substantial development costs in the future.

Recoverability and Impairment of Long-LivedAssets

We evaluate the recoverability of our long-lived assets every reporting period or whenever events and circumstances indicate that the value may be impaired.

During the year ended December 31, 2014, we recorded a loss on impairment of intangible assets in the amount of $66,186, of which $48,883 related to impairment of two of the patents, which had been abandoned and $17,304 related to impairment of previously capitalized software app blocks, which were replaced with new functionality in our Platform.

During the year ended December 31, 2013, we recorded an impairment charge for fixed assets of approximately $118,000, including a $14,654 charge for impairment of fixed assets associated with the discontinued operations. With respect to the charge related to the impairment of old furniture and equipment, the furniture and equipment was written off with minimal recoveries.

In addition to furniture and equipment, in 2013 we recorded an impairment charge of approximately $38,000 related to capitalized software. Impairment of certain Platform enhancements resulted from the introduction of new, more advanced features of the Platform, which made older features obsolete. We may continue to develop and replace old features of the Platform with new advanced features and will record impairment of old features at that time.

 Discontinued operations

In May 2013, our management decided to discontinue our legacy business of domain hosting and e-commerce effective July 31, 2013. Results of legacy operations are presented as discontinued operations in the Statements of Operations. The Company has impaired all remaining assets associated with the legacy business, which included a number of servers, and recorded an impairment charge in the amount of approximately $14,654.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of MobileSmith, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of MobileSmith, Inc. (formerly Smart Online, Inc.) (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP
Raleigh, North Carolina
March 20, 2015

MOBILESMITH, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2014	2013
Current Assets
Cash and Cash Equivalents	$320,286	$223,514
Restricted Cash	125,000	131,757
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $22,000 and Zero, Respectively	193,907	48,885
Prepaid Expenses and Other Current Assets	64,973	97,957
Total Current Assets	704,166	502,113

Property & Equipment, Net	116,567	140,383
Capitalized Software, Net	507,217	636,061
Intangible Assets, Net	72,604	138,992
Other Assets	21,312	15,370
Total Other Assets	717,700	930,806
Total Assets	$1,421,866	$1,432,919

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$94,862	$58,901
Accrued Expenses	106,668	267,425
Accrued Interest	501,957	290,560
Capital Lease Obligations and Bank Loans	28,378	5,026,113
Deferred Revenue	579,264	163,868
Total Current Liabilities	1,311,129	5,806,867

Long-Term Liabilities
Bank Loan	5,000,000	-
Convertible Notes Payable, Related Parties, Net of Discount	25,985,330	23,512,836
Convertible Notes Payable, Net of Discount	680,640	730,770
Capital Lease Obligations	114,637	142,986
Deferred Rent	61,010	25,314
Total Long-Term Liabilities	31,841,617	24,411,906
Total Liabilities	33,152,746	30,218,773

Commitments and Contingencies (Note 6)
Stockholders' Deficit	-	-
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and December 31, 2013	-	-
Common Stock, $0.001 par value, 45,000,000 shares authorized, 19,827,542 shares issued and outstanding at December 31, 2014 and December 31, 2013	19,828	19,828
Additional Paid-in Capital	97,453,374	93,059,983
Accumulated Deficit	(129,204,082)	(121,865,665)
Total Stockholders' Deficit	(31,730,880)	(28,785,854)
Total Liabilities and Stockholders' Deficit	$1,421,866	$1,432,919

The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2014	2013
REVENUES:
Subscription and Support	$819,626	$339,039
Professional Services and Other	59,460	-
Total Revenue	879,086	339,039
COST OF REVENUES:
Subscription and Support	456,382	428,253
Professional Services and Other	19,104	-
Total Cost of Revenue	475,486	428,253

GROSS PROFIT (LOSS)	403,600	(89,214)
OPERATING EXPENSES:
Sales and Marketing	962,123	892,679
Research and Development	1,167,263	951,653
General and Administrative	1,354,449	1,631,818
Impairment of Long Lived Assets, Net	66,186	137,903
Total Operating Expenses	3,550,021	3,614,053
LOSS FROM OPERATIONS	(3,146,421)	(3,703,267)

OTHER INCOME (EXPENSE):
Other Income	6,482	60,519
Interest Expense, Net	(4,418,468)	(2,299,447)
Gain (Loss) on Debt Extinguishment	50,129	(21,793,055)
Gain on Reversal of a Liability	169,861	125,358
Change in the Market Value of Settlement Related Financial Instrument	-	147,500
Total Other Expense	(4,191,996)	(23,759,125)
LOSS FROM CONTINUING OPERATIONS	(7,338,417)	(27,462,392)
Income (Loss) from Discontinued Operations	-	(52,154)
Impairment of Assets of Discontinued Operations	-	(14,654)
NET LOSS	$(7,338,417)	$(27,529,200)

NET LOSS PER COMMON SHARE:

Basic and Fully Diluted from Continuing Operations	$(0.37)	$(1.50)
Basic and Fully Diluted from Discontinued Operations	$-	$-
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	19,827,542	18,356,639

The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,338,417)	$(27,529,200)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	164,252	153,966
Bad Debt Expense	22,000	-
Amortization of Debt Discount	1,899,060	208,680
Share Based Compensation	76,825	62,988
Impairment of Long Lived Assets	66,186	156,531
Loss (Gain) on Debt Extinguishment	(50,129)	21,793,055
Change in Fair Value of Financial Instrument	-	(147,500)
Changes in Assets and Liabilities:
Accounts Receivable	(167,022)	(12,835)
Prepaid Expenses and Other Assets	27,042	2,783
Accounts Payable	35,961	(158,273)
Deferred Revenue	415,396	74,894
Accrued and Other Expenses	86,336	212,959
Net Cash Used in Operating Activities	(4,762,510)	(5,181,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(11,391)	(83,142)
Payments to Acquire Intangible Assets	-	(24,440)
Investment in Internally Developed Software	-	(164,797)
Net Cash Used in Investing Activities	(11,391)	(272,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	131,757	202,233
Deposit of Cash to Restricted Account	(125,000)	(202,887)
Repayment of Bank Loan	(5,000,000)	-
Proceeds from Bank Loan	5,000,000	-
Proceeds from Issuance of Long Term Debt	4,890,000	5,665,000
Repayments of Debt Borrowings	(26,084)	(44,959)
Net Cash Provided by Financing Activities	4,870,673	5,619,387

NET INCREASE IN CASH AND CASH EQUIVALENTS	96,772	165,056
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	223,514	58,458
CASH AND CASH EQUIVALENTS, END OF PERIOD	$320,286	$223,514

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$2,249,503	$2,021,735

Non-Cash Investing and Financing Activities
Financed Purchase of Office Furniture	$-	$40,000
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$4,316,566	$2,130,074
The Company Issued 1,475,000 of Common Shares to Settle the Financial Liability	$-	$1,917,500
The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional
		$0.001	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

BALANCES, DECEMBER 31, 2012	18,352,542	$18,353	$67,157,841	$(94,336,465)	$(27,160,271)

Equity-Based Compensation	-	-	62,988	-	62,988
Beneficial Conversion Feature Recorded as a Result of Issuance of June 27, 2013 Debt Modification and Subsequent Issuance of Convertible Debt	-	-	23,923,129	-	23,923,129
Issuance of Shares Related to Class Action Settlement	1,475,000	1,475	1,916,025	-	1,917,500
Net Loss	-	-	-	(27,529,200)	(27,529,200)

BALANCES, DECEMBER 31, 2013	19,827,542	$19,828	$93,059,983	$(121,865,665)	$(28,785,854)

Equity-Based Compensation	-	-	76,825	-	76,825
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt	-	-	2,695,714	-	2,695,714
Non-cash Capital Contribution from Related Parties from the Extinguishment of Related Party Debt Resulting from May 12, 2014 Debt Modification	-	-	1,620,852	-	1,620,852
Net Loss	-	-	-	(7,338,417)	(7,338,417)

BALANCES, DECEMBER 31, 2014	19,827,542	$19,828	$97,453,374	$(129,204,082)	$(31,730,880)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1.	SUMMARY OF BUSINESS AND DESCRIPTION OF GOING CONCERN

Description of Business and Going Concern
MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013. The Company develops and markets software products and services tailored to users of mobile devices. The Company’s flagship product is the MobileSmith® Platform (the “Platform”). The Platform is an innovative app development platform that enables organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms.

These consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, which was created to explore the concept of a consumer targeted mobile app development platform.  From time to time, the Company may create additional wholly-owned subsidiaries in order to test various new services as a part of its research and development process.  This subsidiary has not had material activity in 2014.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2014 and 2013, the Company incurred net losses, as well as negative cash flows, and at December 31, 2014 and 2013, had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. Since November 2007, the Company has been funding its operations, in part, from the proceeds of the issuance of notes under a convertible secured subordinated note facility which was established in 2007 as well as an unsecured convertible subordinated note facility established in 2014. As of December 31, 2014, the Company had $31,055,000 of face value outstanding under these facilities and the Company is entitled to sell to the investors additional notes under these facilities in an amount not exceeding $42,045,000 when requested to by the Company, subject to the terms and conditions specified in these facilities. There can be no assurance that the Company will in fact be able to raise additional capital through these facilities or even from other sources on commercially acceptable terms or at all.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements, deferral of certain revenues, share-based compensation, allowance for accounts receivable, estimated useful lives of property, equipment, recoverability of capitalized software asset and other long lived assets and fair value of convertible debt including loss on debt extinguishment. Actual results could differ from those estimates.

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

Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2014, the Company did not exceed these insured amounts.

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

Software Revenue
Sale of software takes place when the Company sells perpetual license to the Platform through installation in a private cloud.  Revenue recognition begins when all elements of the agreement, besides post-contract customer support, are delivered (including installation).  The software revenue is recognized ratably over the period of post-contract customer support in accordance with ASC 985-605.

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

When multiple deliverables are included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple-deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting.

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

DeferredRevenue
Deferred revenue consists of billings or payments received prior to the date when revenue is recognized.

Cost of Revenues
Cost of revenues includes salaries of customer product teams, costs of infrastructure that supports the Platform and amortization charges for the Platform.

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

Software Development Costs
The Company capitalized certain costs of development and subsequent enhancement of the Platform through the middle of 2013. The Company started capitalizing software development costs when technological feasibility of the Platform or its enhancements had been established. The Company expensed costs associated with preliminary project stage and research activities. The Company’s policy provided for the capitalization of certain payroll, benefits, and other payroll-related costs for employees who were directly associated with development.

During 2012, the Platform was substantially completed. During 2013, the Company’s development efforts became more driven by market requirements and rapidly changing customers’ needs. As a result, the Company’s development team adopted the Agile iterative approach to software development. Due to Agile’s short development cycles and focus on rapid production, the Company ceased capitalizing software development costs mid-way through 2013 as the documentation produced under the Agile method did not meet requirements necessary to establish technological feasibility. No development costs were capitalized in 2014 and the Company does not expect to capitalize substantial development costs in the future.

Intangible Assets
Intangible assets consist of the perpetual license for critical Platform software, costs associated with the Company’s patent filings and other acquired intangible assets. The Company also owns several copyrights and trademarks related to products, names, and logos used throughout its non-acquired product lines.

Impairment of Long-LivedAssets
The Company evaluates the recoverability of its long-lived assets every reporting period or whenever events and circumstances indicate that the value may be impaired.

During 2014, the Company recorded a loss on impairment of intangible assets in the amount of $66,186, of which $48,883 related to impairment of two of the patents, which had been abandoned and $17,304 related to impairment of previously capitalized software app blocks, which were replaced with new functionality in our Platform.

During 2013, the Company recorded an impairment and disposal of fixed assets charge of $118,302, net of recoveries, including a $14,654 charge for impairment of fixed assets associated with the discontinued operations. With respect to the charge related to impairment of old furniture and equipment, the furniture and equipment was written off with minimal recoveries.  In addition to furniture and equipment, during 2013 the Company recorded an impairment charge of approximately $37,682 related to impairment of previously capitalized software app blocks, which were replaced with new functionality in our Platform.

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

Advertising Costs
Advertising costs consist primarily of industry related tradeshows and marketing campaigns. Advertising costs are expensed as incurred, or the first time the advertising takes place, applied consistently based on the nature of the advertising activity. The amounts related to advertising during 2014 and 2013 were $284,677 and $227,933, respectively.

Share-Based Compensation
The Company measures share-based compensation cost at the grant date based on the fair value of the award. The Company recognizes compensation cost on a straight-line basis over the requisite service period. The requisite service period is generally three years. The compensation cost is recognized net of estimated forfeiture activity.

The fair value of option grants under the Company’s equity compensation plan during the year ended December 31, 2013 was estimated using the following weighted-average assumptions:

Dividend yield	0.00%
Expected volatility	188.00%
Risk-free interest rate	1.43%
Expected lives (years)	4.00

The Company did not grant share-based compensation in 2014.

Net Loss PerShare
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Shares of common stock issuable upon conversion of Convertible Subordinated Promissory Notes (the “Notes”) and exercise of share-based awards are excluded from the calculation of the weighted average number, because the effect of the conversion and exercise would be anti-dilutive.

Recently Issued Accounting Pronouncements
The Company evaluates new significant accounting pronouncements at each reporting period. For the year ended December 31, 2014, the Company did not adopt any new pronouncement that had or is expected to have a material effect on the Company’s presentation of its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this standard in fiscal year 2017 and is currently assessing its impact.

In August of 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40).  This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides guidance on required financial statement footnote disclosures. The ASU is effective for annual periods ending after December 15, 2016.  The Company will adopt the ASU in fiscal year 2016.

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

Settlement Related Financial Instrument Liability

In connection with the Company’s Class Action lawsuit settlement approved by the United States District Court for the Middle District of North Carolina on July 1, 2011 (see Note 6, “Commitments and Contingencies – Legal Proceedings”), the Company was required to issue 1,475,000 shares of common stock to the Class Action class. The Company issued the required 1,475,000 shares on December 30, 2013. Prior to the issuance of these shares, this obligation was accounted for as a financial instrument liability on the Company’s balance sheet with changes reflected on the Statements of Operations as losses or gains, as applicable. The value of the liability was determined to be a Level 1 measurement in accordance with the fair value hierarchy prescribed by ASC 820 Fair Value Measurements and Disclosures.

3.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

	December 31,	December 31,
	2014	2013

Computer hardware	$67,890	$57,585
Computer software	37,884	37,884
Furniture and fixtures	78,918	78,405
Office equipment	7,832	7,832
Leasehold improvements	34,162	34,162
	226,686	215,868
Less accumulated depreciation	(110,119)	(75,485)
Property and equipment, net	$116,567	$140,383

Capitalized software consists of the following:

	December 31,	December 31,
	2014	2013

Capitalized software	$768,535	$793,094
Less accumulated amortization	(261,318)	(157,033)
Capitalized software, net	$507,217	$636,061

During the years ended December 31, 2014 and 2013, the Company recorded depreciation and amortization expense related to its property, equipment and capitalized software of $146,747 and $138,461, respectively.

The Company also recorded an impairment charge of zero and $118,302 for its old equipment, furniture and leasehold improvements and an impairment charge of $17,304 and $38,299 related to capitalized software during years ended December 31, 2014 and 2013, respectively.

4.	INTANGIBLE ASSETS

The following table summarizes information about the Company’s intangible assets:

	31-Dec-14			31-Dec-13
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset Category	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired license and costs	$108,534	$43,930	$64,604	$108,534	$28,425	$80,109
Patent development and application costs	-	-	-	48,883	-	48,883
Other	10,000	2,000	8,000	10,000	-	10,000
Total	$118,534	$45,930	$72,604	$167,417	$28,425	$138,992

For the years ended December 31, 2014 and 2013, the aggregate amortization expense on the above intangibles was  $17,505 and $15,505, respectively.

During 2014, the Company abandoned two of its patents and impaired patent development and application costs previously capitalized. The Company recorded an impairment charge of $48,883, which was included in Impairment of Long Lived Assets in the Consolidated Statement of Operations.

The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2014:

Year ending December 31:
2015	17,505
2016	17,505
2017	17,505
2018	17,505
2019	2,584
$72,604

5.	DEBT

The table below summarizes the Company’s debt at December 31, 2014 and December 31, 2013:

Debt Description	December 31,	December 31,
	2014	2013	Maturity	Rate

Bank Loan	$5,000,000	$5,000,000	Jun-16	3.85%
Capital lease obligations - Noteholder lease	113,093	132,321	Aug-19	8.00%
Capital lease obligations - Office furniture	29,922	36,778	Sep-18	9.75%
Convertible notes - related parties, net of discount of $4,338,901 and $1,921,394, respectively	25,985,330	23,512,836	Nov-16	8.00%
Convertible notes, net of discount of $50,129 and zero, respectively	680,640	730,770	Nov-16	8.00%
Total debt	31,808,985	29,412,705

Less: current portion of long term debt
Capital lease obligations	28,378	26,113
Bank Loan	-	5,000,000
Total current portion of long term debt	28,378	5,026,113

Debt - long term	$31,780,607	$24,386,592

Convertible Notes Overview

Since November 14, 2007 and through December 10, 2014, the Company financed its working capital deficiency primarily through the issuance of its notes (the “2007 NPA Notes”) under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “2007 NPA”).   On December 11, 2014 the Company entered into an unsecured Convertible Subordinated Note Purchase Agreement (the “2014 NPA”) with Union Bancaire Privée, UBP SA ("UBP").

During 2014, the Company raised gross proceeds of $4,390,000 from the private placement to UBP of 2007 NPA Notes  under its existing 2007 NPA program and $500,000 from the private placement to UBP under 2014 NPA (the “2014 NPA Note”).

The table below summarizes convertible notes issued as of December 31, 2014 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$26,165,970
2014 NPA notes	500,000
Total convertible notes	$26,665,970

Convertible notes issued under 2014 NPA

The aggregate principal amount of convertible unsecured subordinated promissory notes (the “2014 NPA Notes”) that may be issued under the 2014 NPA is $40.0 million.  The 2014 NPA Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, and are subordinated to the $5.0 million outstanding under the Company’s Loan and Security Agreement (the “LSA”) with Comerica Bank and to any convertible secured subordinated promissory notes outstanding under the Company’s existing 2007 NPA program.

The 2014 NPA Notes have the following terms:

●
a maturity date of the earlier of (i) November 14, 2016, (ii) a Change of Control (as defined in the 2014 NPA), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the 2014 NPA), other than for a bankruptcy related, such amounts are declared due and payable by at least two-thirds of the aggregate outstanding principal amount of the 2014 NPA Notes;

●
an interest rate of 8% per year, with accrued interest payable in cash in quarterly installments commencing on the third month anniversary of the date of issuance of the 2014 NPA Note with the final installment payable on the maturity date of the note;

●	a conversion price per share that is fixed at $1.43;

●
optional conversion upon noteholder request; provided that, if at the time of any such request, the Company does not have a sufficient number of shares of common stock authorized to allow for such conversion, the noteholder may only convert that portion of their Notes outstanding for which the Company has a sufficient number of authorized shares of common stock.  To the extent multiple noteholders under the 2014 NPA, the 2007 NPA, or both, request conversion of its notes on the same date, any limitations on conversion shall be applied on a pro rata basis. In such case, the noteholder may request that the Company call a special meeting of its stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover conversions of the remaining portion of the notes outstanding as well as the maximum issuances contemplated pursuant to the Company’s 2004 Equity Compensation Plan, within 90 calendar days after the Company’s receipt of such request; and

●	may not be prepaid without the consent of holders of at least two-thirds of the aggregate outstanding principal amount of 2014 NPA Notes.

Convertible notes issued under 2007 NPA

During 2014 and 2013, several modifications were made to the 2007 NPA.  Two modifications had material impact on the Company’s financial statements:

2013 modification of 2007 NPA

On June 26, 2013, the Company entered into the Sixth Amendment and Agreement to Join as a Party to the 2007 NPA, Fourth Amendment to 2007 NPA Notes and Fifth Amendment and Agreement to Join as a Party to the Registration Rights Agreement (the “Sixth Amendment to 2007 NPA”), with the holders of a majority of the aggregate outstanding principal amount of the 2007 NPA Notes , and an additional purchaser of the 2007 NPA Notes, Grasford Investments Ltd. (“Grasford”) (collectively, the “2007 NPA Noteholders”).  The Sixth Amendment to 2007 NPA applied to $23,075,000 of 2007 NPA Notes outstanding as of the date of the modification and to all future 2007 NPA Notes. As amended by the Sixth Amendment to 2007 NPA, the convertible instrument had the following terms:

●	a maturity date of November 14, 2016;

●	an interest rate of 8% per year payable in quarterly installments;

●	optional conversion upon the noteholder request;

●	the borrowing facility commitment was increased by $10 million to $33.3 million;

●
a conversion price that is the greater of (i) 80% of the lowest closing price of the Company’s shares of common stock in the 12-month period immediately preceding the date of conversion or (ii) $0.50; and

●
if at the time of any requested conversion the Company does not have a sufficient number of shares of its common stock authorized to allow for such conversion, the 2007 NPA noteholders may request that the Company call a special meeting of the stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover the remaining portion of the 2007 NPA Notes outstanding; and

●	the Company is not permitted to prepay the 2007 NPA Notes without approval of the holders of at least a majority of the principal amount of the 2007 NPA Notes then outstanding.

The Sixth Amendment to 2007 NPA was accounted for as debt extinguishment. The total value of the convertible instrument immediately after the modification was determined to be $44,868,055, of which $21,793,055 was allocated to the intrinsic value of the embedded conversion feature of the instrument immediately after the modification (beneficial conversion feature) in accordance with ASC 470 “Debt” and recorded as part of additional paid-in capital.

The difference between the fair value of the new convertible instrument and the carrying value of the previously outstanding 2007 NPA Notes, in the amount of $21,793,055, was recognized as loss on extinguishment of debt in the Statements of Operations.

2014 modification of 2007 NPA

On May 12, 2014, the Company entered into the Seventh Amendment to 2007 NPA and the Fifth Amendment to 2007 NPA Notes (the “Seventh Amendment to 2007 NPA”), with the holders of a majority of the aggregate outstanding principal amount of the 2007 NPA. The Seventh Amendment to 2007 NPA applied to all of the 2007 NPA Notes outstanding as of May 12, 2014, or $28,205,000, and will apply to any future 2007 NPA Notes issued by the Company.  As amended, the 2007 NPA Notes have the following terms:

●
a maturity date of the earlier of (i) November 14, 2016, (ii) a Change of Control (as defined in the amended 2007 NPA), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the amended 2007 NPA) such amounts are declared due and payable by a 2007 NPA Noteholder or made automatically due and payable in accordance with the terms of the 2007 NPA;

●	an interest rate of 8% per year;
●	a total borrowing commitment of $33.3 million;
●	a conversion price that is fixed at $1.43; and
●
optional conversion upon 2007 NPA Noteholder request, provided that, if at the time of any such request, the Company does not have a sufficient number of shares of common stock authorized to allow for such conversion, as well as the issuance of the maximum amount of common stock permitted under the Company’s 2004 Equity Compensation Plan, the 2007 NPA Noteholder may request that the Company call a special meeting of its stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover the remaining portion of the Notes outstanding as well as the maximum issuances permitted under the 2004 Equity Compensation Plan.

The 2014 modification of the aggregate principal balance of 2007 NPA Notes issued prior to the 2013 modification dated June 28, 2013, or $23,075,000, was accounted for as debt extinguishment in accordance with provisions of ASC 470 “Debt”.  The fair value of the new debt was determined to be $21,404,018.  The difference between the carrying value of the debt balance prior to the 2014 modification and the fair value of the new debt was recorded as debt discount in the amount of $1,670,982 and will be charged to interest expense over the remaining life of the debt.  $22,344,231 of the modified $23,075,000 balance was related party debt and $730,769 was non-related party debt.  For the related party portion of the debt, the Company recorded a capital contribution in the amount of $1,620,852 with a charge to Additional Paid-in Capital; the non-related party debt modification resulted in a $50,129 gain on extinguishment of debt.

The 2014 modification of the aggregate principal balance of 2007 NPA Notes issued after 2013 modification, but prior to the 2014 modification, or $5,130,000, with a net carrying amount of $922,202 immediately prior to the 2014 modification, resulted in a troubled debt restructuring treatment where no gain or loss was recognized due to the fact that the carrying amount of the debt balance was less than total future cash payments  specified by the terms of the debt remaining unsettled after the modification.

Fair Value of Convertible Notes under 2013 modification

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

Fair Value of Convertible Notes under 2014 modification

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

●	nodes of the binomial model were extended for 2.5 years, which approximates the time period until maturity of the convertible instrument;

●	conversion price was fixed at $1.43 per share.

Related Party Convertible Notes under 2007 and 2014 NPAs

Grasford, the Company’s largest stockholder, owns $13,826,282 in face value amount of 2007 NPA Notes as of December 31, 2014. Grasford is controlled by Avy Lugassy, one of the Company’s principal shareholder .

UBP owns $15,767,180 in combined face value amount of 2007 and 2014 NPA Notes as of December 31, 2014 and is considered a significant beneficial owner.

Crystal Management owns $730,769 in face value amount of 2007 NPA Notes as of December 31, 2014. Crystal Management is controlled by Doron Roethler, the second largest shareholder of the Company.

Interest expense for 2014 for convertible notes was $4,196,918, including amortization of discount of $1,899,060.
Interest expense for 2013 for convertible notes was $2,084,303, including amortization of discount of $208,680.

IDB Credit Facility and Comerica LSA

The Company had an outstanding promissory note with Israel Discount Bank (“IDB”)  dated December 6, 2010 that had a maturity date of May 31, 2014 (the “IDB Credit Facility”).  Borrowings under the IDB Credit Facility were guaranteed by Atlas Capital SA (“Atlas”) and subsequent to the merger between Atlas and Mirelis InvesTrust SA (“Mirelis”), by Mirelis. The IDB Credit Facility was further secured by an extended irrevocable standby letter of credit (“SBLC”) issued by UBS Private Bank with an expiration date of November 30, 2015.  The Company received confirmation that it will not be required to re-pay any fees associated with previous or future guarantees of the Company's bank loan through issuance of the SBLC by UBS.  As such, the Company reversed previously accrued fees associated with the issuance of the SBLC in the IDB transaction and recorded a $169,861 gain on reversal of previously recorded liabilities.

On June 9, 2014, the Company refinanced the IDB Credit Facility with a new financial institution by entering into the LSA with Comerica. The Company borrowed the entire amount available under the LSA ($5,000,000) and used those proceeds to repay the IDB Credit Facility in full.

The LSA with Comerica has the following terms:

●	a maturity date of June 9, 2016;
●	a variable interest rate at prime plus 0.6% (3.85% on the date of execution) payable quarterly;
●	secured by substantially all of the assets of the Company, including the Company’s intellectual property;
●
secured by an extended irrevocable SBLC issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with an initial term expiring on May 31, 2015, which term is automatically renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date; and

●
acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including but not limited to, failure by the Company to perform its obligations, observe the covenants made by it under the LSA, failure to renew the UBS AG SBLC, and insolvency of the Company.

This transaction was accounted for under the guidance of ASC 470 “Debt” as debt extinguishment.  The $12,500 in bank fees that the Company paid to Comerica in connection with entering into the LSA was recorded as loss on extinguishment in the current period.  The approximately $30,000 in legal fees were deferred as deferred financing costs and are charged to interest expense over the life of the LSA.

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

The payments on the lease are made monthly. The balance of the lease as of December 31, 2014 was $113,087.

In September 2013 the Company purchased furniture for its new office by execution of a five year non-cancellable lease, which is accounted for as a capital lease. The unpaid balance on the lease as of December 31, 2014 is $30,228.

The table below details future payments under capital leases:

Year:
2015	$39,259
2016	39,259
2017	39,259
2018	34,189
2019	19,412
171,378
Less amount representing interest	(28,363)
Capital lease obligations	$143,015

6.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 29, 2013, the Company signed a 65-month lease for new office space in Raleigh, North Carolina, effective October 30, 2013. The landlord built the space to the Company’s specifications and provided the Company with five months free rent as an incentive. Rent expense is being recognized over the entire 65-month term of the lease on a straight-line basis. The lease contains an option to renew for two, three-year terms. Monthly rent is approximately $13,000 per month.

In addition, on July 17, 2013, the Company leased a vehicle for a period of 36-months with monthly payments of $300. The vehicle is mostly used for transporting equipment to and from tradeshows that often take place within reasonable driving distance from the Company’s office.

The table below summarizes the Company’s future obligations under the new office and vehicle leases:

Year:
2015	162,528
2016	165,678
2017	167,786
2018	172,418
2019	44,082
Total	$712,492

Rent expense for the years ended December 31, 2014 and 2013 was $155,472 and $194,371, respectively.

Legal Proceedings

On June 18, 2010, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) with the lead plaintiff in the securities Class Action lawsuit involving the Company in the case captioned Mary Jane Beauregard vs. Smart Online, Inc., et al., filed in the United States District Court for the Middle District of North Carolina (the “District Court”). The Stipulation provided for the settlement of the Class Action. The District Court issued an order preliminarily approving the settlement on January 13, 2011. The final settlement hearing was held on May 11, 2011.

As a result from the settlement, the Company made cash payments to lead plaintiff and Nouri parties and was required to issue 1,475,000 shares of the Company’s common stock to the class.  On July 1, 2011, the Company recorded the Class Action obligation as a financial instrument liability.

On December 30, 2013, the Company issued the required 1,475,000 settlement shares, which were purchased from the Settlement Fund by Grasford at $.50 per share, in accordance with the terms of an agreement reached among lead plaintiff, the Company and Grasford, designee of Atlas Capital S.A – a class member entitled to 53.7% of the Settlement Fund.

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

7.	STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2014, the Company had 19,827,542 shares of common stock outstanding. Holders of the Company’s shares of common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at December 31, 2014 and 2013.

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

A summary of the status of the stock option issuances as of December 31, 2014 and 2013, and changes during the periods ended on these dates is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding, December 31, 2012	450,900	$2.02
Cancelled	(187,900)	1.51
Issued	267,378	1.62
Outstanding, December 31, 2013	530,378	1.99
Cancelled	(126,717)	3.72
Issued	-	-
Outstanding, December 31, 2014	403,661	$1.45	4.50	$7,353
Vested and exercisable, December 31, 2014	226,502	$1.34	5.08	$7,066

At December 31, 2014, $146,136 of unvested expense remains to be recorded related to all options outstanding.

Exercise prices for options outstanding as of December 31, 2014 ranged between $.90 and $1.95.

8.	INCOME TAXES

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

The balances of deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2014	2013
Net current deferred income tax assets related to:
Allowance for doubtful accounts	$84,000	$75,000
Depreciation and amortization	140,000	137,000
Impairment charges	18,000	-
Stock-based expenses	91,000	91,000
Accrued liabilities – litigation expenses	-	12,000
Other liabilities	11,000	62,000
Other	7,000	7,000
Net operating loss carryforwards	31,580,000	28,601,000
Total	31,931,000	28,985,000
Less: valuation allowance	(31,931,000)	(28,985,000)
Net current deferred income tax	$-	$-

Under US GAAP, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense  related to continuing operations differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Tax benefit computed at statutory rate of 34%	$(2,495,000)	$(9,337,000)
State income tax benefit, net of federal effect	(334,000)	(1,251,000)
Permanent differences
Stock based compensation	30,000	24,000
Loss on debt extinguishment	-	8,402,000
Debt discount amortization	732,000	-
Other	(18,000)	3,000
Expiration of net operating losses carryforwards	-	939,000
Change due to increase in NOL carryforwards from 15 to 20 years	(861,000)	-
Change in valuation allowance - continuing operations	2,946,000	1,220,000
Totals	$-	$-

Total income tax expense  related to discontinued operations differs from expected income tax expense (computed by applying the combined  U.S. federal and state corporate income tax rate of 38.55% to profit (loss) before taxes) as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Tax expense (benefit) from discontinued operations	$-	$(26,000)
Change in valuation allowance - discontinued operations	-	26,000
Net income tax expense, discontinued operations	$-	$-

As of December 31, 2014, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $82 million, which expire between 2018 and 2034. For state tax purposes, the NOL carryforwards expire between 2015 and 2030. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2014.

9.	MAJOR CUSTOMERS AND CONCENTRATIONS

A customer that individually generates more than 10% of revenue is considered a major customer.

For the year ended December 31, 2014, one customer accounted for 20% of the Company’s revenue. Two customers accounted for 79% of net accounts receivable balance as of December 31, 2014.

For the year ended December 31, 2013, two major customers accounted for a combined 23% of the Company’s revenue. Three customers accounted for 58% of accounts receivable balance as of December 31, 2013.

10.	EMPLOYEE BENEFIT PLAN

All full time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $23,236 and $21,032 to the plan during 2014 and 2013, respectively.

11.	SUBSEQUENT EVENTS

Subsequent to December 31, 2014, the Company sold two 2014 NPA Notes to UBP in the total amount of $1,700,000 on the same terms as the currently outstanding 2014 NPA Note. The notes mature on November 14, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There has been no change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2014 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of adequate internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management believes that our internal control over financial reporting was effective as of December 31, 2014.

During our fourth quarter ended December 31, 2014, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning the Company’s current executive officers and directors, their ages, their offices with the Company, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of March 19, 2015:

Name	Age	Position	Officer Since

EXECUTIVE OFFICERS:

Amir Elbaz	38	Chief Executive Officer, Director, Chairman of the Board	2013*
Gleb Mikhailov	35	Chief Financial Officer	2013
Bob Dieterle	48	Senior Vice President, Chief Operating Officer	2014

Name	Age	Position	Director Since

NON-EMPLOYEE DIRECTORS:

Ronen Shviki	46	Director	2013
Jon Campbell	52	Director	2013

* Director since 2010 and Chairman of the Board since 2012

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

Bob Dieterle, Senior Vice President and Chief Operating Officer

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

The Company believes Mr. Campbell’s business development experience combined with his background in the U.S. Government will contribute to Company’s market penetration strategy of focusing on the government sector.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its executives, including the principal executive officer, principal financial officer, and principal accounting officer, as defined by applicable rules of the SEC. The Company will promptly deliver free of charge, upon request, a copy the Code of Ethics to any stockholder requesting a copy. Requests should be directed to the Company’s Chief Financial Officer at 5400 Trinity Rd., Suite 208, Raleigh, NC, 27607.  If the Company makes any amendments to the Code of Ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code of Ethics to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer or certain other finance executives, the Company will disclose the nature of the amendment or waiver, its effective date, and to whom it applies in a Current Report on Form 8-K.

The Board

The size of the Board is currently fixed at three members.  The Board believes that the current number of directors is appropriate at this time; however, the Board will consider adding members in the future with additional skills and professional connections that will be of benefit to the Company.

 We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, Amir Elbaz, at the address appearing on the first page of this report.

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors has determined that at present we have no audit committee financial expert serving on the board. Our board of directors believes that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our company. As we generate significant revenue in the future, we intend to form a standing audit committee and identify and appoint a financial expert to serve on the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, its executive officers, and persons who hold more than 10% of the Company’s outstanding shares of common stock, $0.001 par value per share, or common stock, are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon the Company’s review of the Section 16(a) reports in its records for fiscal year 2014 transactions in the Company’s common stock, the Company believes that all reporting requirements under Section 16(a) for fiscal year 2014 were met in a timely manner by its directors, executive officers, and greater than 10% beneficial owners, except that  Union Bancaire Privée, or UBP, has not filed a Form 3 or any subsequent reports in respect of its ownership of $15,767,180 in principal amount of the Company’s  convertible Notes, as of December 31, 2014, which Notes may be converted into shares of the Company’s common stock by UBP at any time upon notice.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the total compensation received for services rendered in all capacities to our Company for the last two fiscal years, which was awarded to, earned by, or paid to our Chief Executive Officer, and Chief Operating Officer and our other most highly compensated (former) executive officers whose total compensation exceeded $100,000 during 2014, which we refer to collectively as our "Named Executive Officers."

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($) (1)	All Other Compensation ($)		Total ($)

Amir Elbaz	2013	$119,769	$		$-		$20,000	$139,769
Chief Executive Officer (2)	2014	$181,039	$		$-		$-	$181,039

Bob Dieterle	2013	$146,387	$		$-		$-	$161,108
Senior Vice President and Chief Operating Officer (3)	2014	$155,565	$		$-		$-	$159,245

Gleb Mikhailov	2013	$81,943		$10,000	$-	$		$91,943
Chief Financial Officer (4)	2014	$112,503	$		$-		$-	$112,503

(1)
Amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC 718 with respect to employee stock options granted under our Equity Incentive Plan. The assumptions used to calculate the fair value of stock option grant are set forth in Note 2 (Significant Accounting Policies) to our financial statements, which are included in the Annual Report on Form 10-K.  The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise.

(2)
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

(3)
Mr. Dieterle has served as Senior Vice President and General Manager of the Company since February 2011 and Chief Operating Officer since May 13, 2014.   Mr. Dieterle receives monthly commissions tied to revenue realized from customers.  Such commissions are included in the Salary column in the table above and were approximately $13,000 and $10,000 in the years ended December 31, 2014 and 2013, respectively.

(4)	Mr. Mikhailov has served as a Chief Financial Officer of the Company since April 3, 2013. Mr. Mikhailov’ s total compensation for 2013 included a signing bonus of $10,000.

Outstanding Equity Awards

The following table provides information about outstanding equity awards held by the named executive officers as of December 31, 2014:

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of Securities underlying unexercised Option (#) Unexercisable	Option exercise price ($/Sh)	Option expiration date
Amir Elbaz	20,000	-	$1.14	3/25/2020
Bob Dieterle	75,000	-	$1.14	3/25/2020

Option Exercises and Stock Vested in 2014

None of our Named Executive Officers acquired shares upon exercise of options, or had any stock awards vest, during 2014.

 Employment Agreement

We and Bob Dieterle entered into an employment agreement dated as of February 1, 2010, pursuant to which Mr. Dieterle served as our General Manger and Senior Vice President of Operations through May 13, 2014, whereupon he was appointed as our Chief Operating Officer. Under the agreement, Mr. Dieterle was paid an annual salary at the per annum rate of $141,200 in 2014.   The agreement contains certain provisions for early termination and change in control, which may result in a severance payment equal up to one year of base salary then in effect. These severance benefits are discussed in more detail below under “Potential Payments upon Change of Control or Termination following a Change of Control.” In addition, Mr. Dieterle received in 2014 approximately $13,000 as commissions in respect of revenues recorded by us for such year. The  agreements includes certain confidentiality and non-compete provisions that prohibit the executive from competing with us, or soliciting our employees, for such period as he is receiving payments from our company following the termination of his employment.

We have not entered into employment agreement with any of the other named executive officers.

 Potential Payments upon Change of Control or Termination following a Change of Control

Assuming the employment of Mr. Dieterle, our Chief Operating Officer, was terminated involuntarily and without cause, or that he resigned with good reason, prior to a change of control occurring on December 31, 2014, he would have been entitled to cash payments equal to the amounts set forth in the below table, subject to any deferrals required under Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The following table summarizes the value of compensation and benefits as a result of a termination occurring prior to a change of control as of December 31, 2014.

	Base Salary ($)	Continuation of Benefits ($)	Accrued Vacation Pay ($)	Total Payments and Value of Equity Awards ($)
Payments	$35,300	$2,820	$500	$38,620

Assuming the employment of Mr. Dieterle was terminated involuntarily and without cause, or that he resigned with good reason during the 12 months following a change of control occurring on December 31, 2014, in accordance with the terms of the employment agreements with him he would have been entitled to cash payments in the amounts below, subject to any deferrals required under the Code. The following table summarizes the value of compensation and benefits as a result of a termination occurring immediately following a change of control as of December 31, 2014:

			Accrued	Total Payments
		Continuation	Vacation	and Value of
	Base Salary	of Benefits	Pay	Equity Awards
	($)	($)	($)	($)
Payments	$176,500	$2,820	$500	$179,820

        Other than as specified above, we currently have no arrangements with any of the other named executive officers with respect to payments in connection with a termination of their employment or a change in control of the Company.

Compensation of Directors

The following table summarizes the compensation paid to the directors for the fiscal year ended December 31, 2014, not covered in the tables above.

2014 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ronen Shviki	$18,000	$-	$-	$-	$18,000
Jon Campbell	$18,000	$-	$-	$-	$18,000

Pursuant to the compensation policy adopted by the Board effective March 26, 2010, each non-management member of the Board is entitled to a fee of $1,500 per month, and additional monetary compensation may be awarded at the Chairman of the Board’s discretion for any director incurring overnight travel to attend Board meetings or other functions for the benefit of the Company. In addition, the directors are entitled, at their election, to equity award grants of either 20,000 shares for stock option grants (30,000 shares for a non-management director who is appointed the Chairman of the Board) or 10,000 shares for restricted stock awards (15,000 shares for a non-management director who is appointed the Chairman of the Board). No such awards were granted during the fiscal year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders and Share Ownership by Management

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of March 19, 2015, by (i) each person who is known by the Company to beneficially own more than 5% of the Company’s common stock; (ii) each person who served as a named executive officer of the Company in fiscal year 2014, (iii) each person serving as a director or nominated for election as a director; and (iv) all current executive officers and directors as a group. Except as otherwise indicated by footnote, to the Company’s knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by them.

Beneficial Owner	Amount and
Name and Address(1)	Nature of
	Beneficial
	Ownership(2)	Percent of Class
Avy Lugassy (3)	18,498,998	62.7%
126 Chemin des Hauts Crets, 1253
Vandoeuvres, Geneva, Switzerland

Union Bancaire Privée, UBP SA (4)	12,214,811	38.1%
Rue du Rhône 96-98 | CP | CH-1211 Geneva 1, Switzerland

Doron Roethler (5)	2,516,555	12.4%
c/o S. Roethler
134 Aluf David Street
Ramat Gan 52236
Israel

Amir Elbaz (6)	20,000	*
Bob Dieterle (7)	75,000	*
Gleb Mikhailov	0	*
Jon Campbell	0	*
Ronen Shviki	0	*

All officers and directors as a group (5 persons) (8)	95,000	0.0%

* Less than 1%.

(1)	Unless otherwise noted, all addresses are in care of the Company at 5400 Trinity Rd, Suite 208, Raleigh, NC, 27607.
(2)
Based upon 19,827,542 shares of the Company’s common stock outstanding on March 6, 2015. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares that the person has the right to acquire within 60 days of March 19, 2015, through the exercise of any stock options or other rights. Any shares that a person has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Shares held by Grasford Investments Ltd., or Grasford, which is controlled by Mr. Lugassy, as principal.  Beneficial ownership is comprised of 8,830,269 shares of the Company’s common stock issued and 9,668,729 shares issuable upon conversion of the Notes.

(4)	Consists of shares of the Company’s common stock issuable upon conversion of the Notes held by such person.
(5)
Comprised of (i) 1,323,619 shares of the Company’s common stock owned by Greenleaf Ventures Ltd., a British Virgin Islands company, (ii) 121,116 shares of the Company’s common stock owned by Crystal Management Ltd., a company registered in Anguilla, (entities controlled by Mr. Roethler), (iii) 560,793 shares of the Company’s common stock owned directly by Mr. Roethler and (iv) 511,027 shares of the Company’s common stock issuable upon conversion of the Notes held by Mr. Roethler.

(6)	Consists of 20,000 shares of the Company’s common stock issuable upon exercise of options.
(7)	Consists of 75,000 shares of the Company’s common stock issuable upon exercise of options.

Arrangements That May Result in a Change in Control

As described further below under “Certain Relationships and Related Transactions”, Mr. Avy Lugassy has certain relationships with the Company that, under certain circumstances, could result in Mr. Avy Lugassy obtaining a majority of the Company’s outstanding common stock in the future. As of March 19, 2015, Mr. Avy Lugassy held 8,830,269 shares of the Company’s common stock through Grasford, which represents approximately 45% of the Company’s common stock issued and outstanding, and continues to purchase shares of the Company’s common stock from time to time. Further, as of March 19, 2015, Grasford holds $13,826,282 in aggregate principal amount of the Notes, which are convertible into shares of the Company’s common stock upon notice of the holder. If the Notes held by Grasford were converted at the conversion price applicable to the Notes as of March 19, 2015 (or $1.43 per share), Grasford would receive approximately 9,668,729 shares of the Company’s common stock,  upon such conversion, and would hold approximately 62.7% of the Company’s common stock issued and outstanding following such conversion.   Such conversion of the Notes would result in a change in control of the Company.

Equity Compensation Plans

The following table provides information, as of December 31, 2014, regarding the Company’s compensation plans (including individual compensation arrangements) under which the Company is authorized to issue equity securities.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c))
Equity compensation plans approved by security holders	226,502	(1)	$1.34	4,596,339	(2)
Equity compensation plans not approved by security holders	-		-
Total	226,502			4,596,339

(1)	Consists of shares issuable upon exercise of outstanding options under the Company’s 2004 Equity Compensation Plan.
(2)	All of the shares remaining for future issuance under the 2004 Equity Compensation Plan are available for issuance as options or restricted stock awards.

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

Borrowings under the IDB Credit Facility were initially guaranteed by Atlas, and subsequent to the merger between Atlas and Mirelis InvesTrust SA, or Mirelis, by Mirelis. In addition, the IDB Credit Facility was further secured by an extended irrevocable standby letter of credit issued by UBS Private Bank with an expiration date of November 30, 2015.

On June 9, 2014, the Company refinanced the IDB Credit Facility with a new financial institution by entering into the LSA with Comerica. The Company borrowed the entire amount available under the LSA ($5,000,000) and used those proceeds to repay the IDB Credit Facility in full.

Union Bancaire Privée, UBP SA.  UBP is one of the principal holders of the Notes and is considered a beneficial owner of more than 5% of the Company’s outstanding common stock under SEC rules.  UBP was the only buyer of Company’s convertible Notes in 2014 in the amount of $4,890,000.

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

Sale of Convertible Notes to Certain Related Parties. As of March 19, 2015, the Company had $32.8 million of convertible Notes outstanding of which Grasford, an affiliated party, held $13.8 million and UBP, significant beneficial owner, held $17.5 million.  During 2014, the Company paid approximately $1,000,000 and $940,000  in interest to Grasford and UBP for the aggregate amount of Notes held by them.

Sale of 2014 NPA Notes to Certain Related Parties
On December 10, 2014 the Company entered into 2014 NPA and issued $500,000 of 2014 NPA Notes to UBP under the following terms:

●
a maturity date of the earlier of (i) November 14, 2016, (ii) a Change of Control (as defined in the 2014 NPA), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the 2014 NPA), such amounts are declared due and payable by a noteholder or made automatically due and payable in accordance with the terms of the Note;

●
an interest rate of 8% per year, with accrued interest payable in cash in quarterly installments commencing on the third month anniversary of the date of issuance of the Note with the final installment payable on the maturity date of the Note;

●	a conversion price per share that is fixed at $1.43;

●
optional conversion upon noteholder request; provided that, if at the time of any such request, the Company does not have a sufficient number of shares of common stock authorized to allow for such conversion, the noteholder may only convert that portion of their Notes outstanding for which the Company has a sufficient number of authorized shares of common stock.  To the extent multiple noteholders under the 2014 NPA, the 2007 NPA, or both, request conversion of its Notes on the same date, any limitations on conversion shall be applied on a pro rata basis. In such case, the noteholder may request that the Company call a special meeting of its stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover conversions of the remaining portion of the Notes outstanding as well as the maximum issuances contemplated pursuant to the Company’s 2004 Equity Compensation Plan, within 90 calendar days after the Company’s receipt of such request; and

●	may not be prepaid without the consent of holders of at least two-thirds of the aggregate outstanding principal amount of Notes issued under the 2014 NPA.

Modification of 2007 NPA Involving Certain Related Parties.  Grasford, UBP and Crystal Management Ltd, which owns $750,000 in aggregate principal amount of the Notes and is owned by Doron Roethler, former Chairman of the Board and former Interim Chief Executive Officer who currently serves as the noteholders’ bond representative for 2007 NPA, were parties to the Seventh Amendment to 2007 NPA.

The Seventh Amendment to 2007 NPA applied to all of the 2007 NPA Notes outstanding as of May 12, 2014, or $28,205,000, and will apply to any future 2007 NPA Notes sold by the Company.  As amended, the 2007 NPA Notes have the following terms:

●
a maturity date of the earlier of (i) November 14, 2016, (ii) a Change of Control (as defined in the amended 2007 NPA), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the amended 2007 NPA) such amounts are declared due and payable by a 2007 NPA Noteholder or made automatically due and payable in accordance with the terms of the 2007 NPA;

●	an interest rate of 8% per year;

●	a total borrowing commitment of $33.3 million;

●	a conversion price that is fixed at $1.43; and

●
optional conversion upon 2007 NPA Noteholder request, provided that, if at the time of any such request, the Company does not have a sufficient number of shares of common stock authorized to allow for such conversion as well as the issuance of the maximum amount of common stock permitted under the Company’s 2004 Equity Compensation Plan, the 2007 NPA Noteholder may request that the Company call a special meeting of its stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover the remaining portion of the Notes outstanding as well as the maximum issuances permitted under the 2004 Equity Compensation Plan.

The Company is obligated to pay interest on the 2007 NPA Notes in quarterly installments commencing three months after the purchase date of the 2007 NPA Notes. The Company is not permitted to prepay the 2007 NPA Notes without approval of the holders of at least a majority of the principal amount of the 2007 NPA Notes then outstanding.

The 2007 NPA contains provisions whereby repayment of the 2007 NPA Notes may be accelerated if the Company enters into voluntary or involuntary bankruptcy or insolvency proceedings.

The noteholders of the Notes include, among others, Grasford, which is primarily controlled by Mr. Avy Lugassy, as principal. The noteholders have designated Doron Roethler as bond representative to act as their agent. So long as the Notes are outstanding, the Company has agreed that it will not take certain actions without approval of the bond representative.

If the Company proposes to file a registration statement to register any shares of its common stock under the Securities Act of 1933, as amended, in connection with the public offering of such shares of common stock solely for cash, subject to certain limitations, the Company must give each 2007 NPA Note noteholder who has converted its 2007 NPA Notes into shares of the Company’s common stock the opportunity to include such shares of common stock in such registration. The Company has agreed to bear the expenses for any such registration, exclusive of any stock transfer taxes, underwriting discounts, and commissions.

Director Independence

Our common stock is currently quoted on the OTC.QB. The OTC.QB does not have rules regarding director independence. Accordingly, the Company has determined that the Nasdaq independence requirements are an appropriate standard to determine director independence.

Nasdaq listing requirements mandate that a majority of the members of a listed company’s board of directors be “independent directors” as defined under Nasdaq Stock Market Rule 5605. Although not currently required, the Board has determined that two of the present directors — Messrs. Campbell and Shviki — are “independent directors” within the meaning of Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

          Aggregate fees for professional services rendered for the Company by Cherry Bekaert LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2014 and 2013 are set forth below.

	Twelve months ended December 31,	Twelve months ended December 31,
	2014	2013
Audit Fees	$64,500	$83,000
Audit-Related Fees	None	None
Tax Fees	None	None
All Other Fees	None	None
Total Fees	$64,500	$83,000

 Audit Fees were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.

          Our full Board pre-approves all audit and permissible non-audit services to be provided by our independent registered public accountants and the estimated fees for these services. None of the services provided by the independent registered public accountants that are described above were approved by the Audit Committee pursuant to a waiver of the pre-approval requirements of the SEC’s rules and regulations.

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

3.2	Seventh Amended and Restated Bylaws, effective July 1, 2013 (incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013)

4.1	Specimen Common Stock Certificate (filed herewith)

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

4.10
Fifth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Third Amendment to Convertible Secured Subordinated Promissory Notes and Fourth Amendment to Registration Rights Agreement, dated June 13, 2012, by and among Smart Online, Inc., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to Form 8-K, as filed with the SEC on June 19, 2012)

4.11
Sixth Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement, Fourth Amendment to Convertible Secured Subordinated Promissory Notes and Fifth Amendment and Agreement to Join as a Party to Registration Rights Agreement, dated June 26, 2013, by and among Smart Online, Inc., Grasford Investments Ltd., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K, as filed with the SEC on July 2, 2013)

4.12
Seventh Amendment to Convertible Secured Subordinated Note Purchase Agreement and Fifth Amendment to Convertible Secured Subordinated Promissory Notes (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 5, 2015

4.13
Eighth Amendment to Convertible Secured Subordinated Note Purchase Agreement and Sixth Amendment to Convertible Secured Subordinated Promissory Note (incorporated herein by reference to Form 8-K, as filed with the SEC on June 13, 2014)

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

10.12*
Form of revised Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director) (incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.13
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.14
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.15
Letter Agreement for $6,500,000.00 Term Facility dated December 6, 2010, by Israel Discount Bank of New York, and agreed and accepted by Smart Online, Inc. (incorporated herein by reference to Form 8-K, as filed with the SEC on December 6, 2010)

10.16
First Amendment to Office Lease Agreement dated April 28, 2011, between Smart Online, Inc. and Nottingham Hall LLC (incorporated herein by reference to our Annual Report on Form 10-K, as filed with the SEC on March 20, 2012)

10.17
Promissory Note dated June 6, 2013, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York, as lender (incorporated herein by reference to Exhibit 10.2 to Form 8-K, as filed with the SEC on July 2, 2013)

10.18
Guaranty dated June 6, 2013, made by Atlas Capital, SA for the benefit of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.3 to Form 8-K, as filed with the SEC on July 2, 2013)

10.19*
Professional Services Agreement, effective as of May 1, 2013, by and between Smart Online, Inc. and Entre-Strat Consulting, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013)

10.20*
Partner Agreement, dated May 24, 2013, by and between Smart Online, Inc. and Jon Campbell (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2013)

10.21
Amendment to Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007), effective as of June 9, 2014 (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 13, 2014)

10.22
Loan and Security Agreement dated June 9, 2014 by and between Comerica Bank and MobileSmith, Inc. (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 13, 2014)

10.23	Convertible Subordinated Note Purchase Agreement dated December 11, 2014 (incorporated herein by reference to Exhibit 4.1 to form 8-K, as filed with the SEC on December 12, 2014)

10.24	Form of Convertible Subordinated Promissory Note (incorporated herein by reference to Exhibit 4.1 to form 8-K, as filed with the SEC on December 12, 2014)

10.25*	Employment Agreement between Smart Online, Inc. and Bob Dieterle dated April 1, 2010 (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statements of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail (filed herewith)

_________________
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILESMITH INC.
(Registrant)

/s/ Amir Elbaz	/s/ Gleb Mikhailov
Amir Elbaz	Gleb Mikhailov,
Chief Executive Officer & Chairman (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: March 20, 2015	Date: March 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 20, 2015	By:	/s/ Amir Elbaz
Amir Elbaz
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

March 20, 2015	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer
(principal financial and accounting officer)

March 20, 2015	By:	/s/ Ronen Shviki
Ronen Shviki
Director

March 20, 2015	By	/s/ Jon Campbell
Jon Campbell
Director

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation, dated January 4, 2005, as amended to date (incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013)

3.2	Seventh Amended and Restated Bylaws, effective July 1, 2013 (incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013)

4.1	Specimen Common Stock Certificate (filed herewith)

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

4.10
Fifth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Third Amendment to Convertible Secured Subordinated Promissory Notes and Fourth Amendment to Registration Rights Agreement, dated June 13, 2012, by and among Smart Online, Inc., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to Form 8-K, as filed with the SEC on June 19, 2012)

4.11
Sixth Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement, Fourth Amendment to Convertible Secured Subordinated Promissory Notes and Fifth Amendment and Agreement to Join as a Party to Registration Rights Agreement, dated June 26, 2013, by and among Smart Online, Inc., Grasford Investments Ltd., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K, as filed with the SEC on July 2, 2013)

4.12
Seventh Amendment to Convertible Secured Subordinated Note Purchase Agreement and Fifth Amendment to Convertible Secured Subordinated Promissory Notes (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 5, 2015

4.13
Eighth Amendment to Convertible Secured Subordinated Note Purchase Agreement and Sixth Amendment to Convertible Secured Subordinated Promissory Note (incorporated herein by reference to Form 8-K, as filed with the SEC on June 13, 2014)

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

10.12*
Form of revised Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director) (incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.13
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.14
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.15
Letter Agreement for $6,500,000.00 Term Facility dated December 6, 2010, by Israel Discount Bank of New York, and agreed and accepted by Smart Online, Inc. (incorporated herein by reference to Form 8-K, as filed with the SEC on December 6, 2010)

10.16
First Amendment to Office Lease Agreement dated April 28, 2011, between Smart Online, Inc. and Nottingham Hall LLC (incorporated herein by reference to our Annual Report on Form 10-K, as filed with the SEC on March 20, 2012)

10.17
Promissory Note dated June 6, 2013, made by Smart Online, Inc. for the benefit of Israel Discount Bank of New York, as lender (incorporated herein by reference to Exhibit 10.2 to Form 8-K, as filed with the SEC on July 2, 2013)

10.18
Guaranty dated June 6, 2013, made by Atlas Capital, SA for the benefit of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.3 to Form 8-K, as filed with the SEC on July 2, 2013)

10.19*
Professional Services Agreement, effective as of May 1, 2013, by and between Smart Online, Inc. and Entre-Strat Consulting, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013)

10.20*
Partner Agreement, dated May 24, 2013, by and between Smart Online, Inc. and Jon Campbell (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2013)

10.21
Amendment to Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007), effective as of June 9, 2014 (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 13, 2014)

10.22
Loan and Security Agreement dated June 9, 2014 by and between Comerica Bank and MobileSmith, Inc. (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 13, 2014)

10.23	Convertible Subordinated Note Purchase Agreement dated December 11, 2014 (incorporated herein by reference to Exhibit 4.1 to form 8-K, as filed with the SEC on December 12, 2014)

10.24	Form of Convertible Subordinated Promissory Note (incorporated herein by reference to Exhibit 4.1 to form 8-K, as filed with the SEC on December 12, 2014)

10.25*	Employment Agreement between Smart Online, Inc. and Bob Dieterle dated April 1, 2010 (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statements of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail (filed herewith)

_________________
* Management contract or compensatory plan.