Form 10-Q
period 2015-03-31
MobileSmith, Inc.
filed 2015-05-12
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015, there were 19,827,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2015

 PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March, 31	December, 31
	2015	2014
	(unaudited)
Current Assets
Cash and Cash Equivalents	$631,606	$320,286
Restricted Cash	75,248	125,000
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $11,500 and $22,000, Respectively	124,036	193,907
Prepaid Expenses and Other Current Assets	86,985	64,973
Total Current Assets	917,875	704,166

Property & Equipment, Net	112,621	116,567
Capitalized Software, Net	479,770	507,217
Intangible Assets, Net	68,234	72,604
Other Assets	17,550	21,312
Total Other Assets	678,175	717,700
Total Assets	$1,596,050	$1,421,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$106,154	$94,862
Accrued Expenses	100,966	106,668
Accrued Interest	331,593	501,957
Capital Lease Obligations	28,983	28,378
Deferred Revenue	478,154	579,264
Total Current Liabilities	1,045,850	1,311,129

Long-Term Liabilities
Bank Loan	5,000,000	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	28,268,762	25,985,330
Convertible Notes Payable, Net of Discount	680,640	680,640
Capital Lease Obligations	107,161	114,637
Deferred Rent	59,425	61,010
Total Long-Term Liabilities	34,115,988	31,841,617
Total Liabilities	35,161,838	33,152,746

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common Stock, $0.001 par value, 45,000,000 shares authorized, 19,827,542 shares issued and outstanding at March 31, 2015 and December 31, 2014	19,828	19,828
Additional Paid-in Capital	97,474,682	97,453,374
Accumulated Deficit	(131,060,298)	(129,204,082)
Total Stockholders' Deficit	(33,565,788)	(31,730,880)
Total Liabilities and Stockholders' Deficit	$1,596,050	$1,421,866

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014
REVENUES:
Subscription and Support	$396,188	$187,945
Professional Services and Other	30,000	-
Total Revenue	426,188	187,945
COST OF REVENUES:
Subscription and Support	59,469	135,587
Professional Services and Other	9,273	-
Total Cost of Revenue	68,742	135,587

GROSS PROFIT (LOSS)	357,446	52,358
OPERATING EXPENSES:
Sales and Marketing	292,199	220,157
Research and Development	340,140	268,877
General and Administrative	314,566	335,167
Total Operating Expenses	946,905	824,201
LOSS FROM OPERATIONS	(589,459)	(771,843)

OTHER INCOME (EXPENSE):
Other Income	379	1,256
Interest Expense, Net	(1,267,136)	(826,442)
Total Other Expense	(1,266,757)	(825,186)

NET LOSS	$(1,856,216)	$(1,597,029)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	$(0.09)	$(0.08)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	19,827,542	19,827,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,856,216)	$(1,597,029)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	40,567	41,507
Bad Debt Expense Reversal	(6,000)	-
Amortization of Debt Discount	583,432	246,213
Share Based Compensation	21,308	28,004
Changes in Assets and Liabilities:
Accounts Receivable	75,871	(132,180)
Prepaid Expenses and Other Assets	(18,138)	11,283
Accounts Payable	11,292	17,204
Deferred Revenue	(101,110)	125,230
Accrued and Other Expenses	(177,651)	50,960
Net Cash Used in Operating Activities	(1,426,645)	(1,208,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(4,916)	(5,165)
Net Cash Used in Investing Activities	(4,916)	(5,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	49,752	50,556
Proceeds from Issuance of Long-Term Debt	1,700,000	1,230,000
Repayments of Debt Borrowings	(6,871)	(5,965)
Net Cash Provided by Financing Activities	1,742,881	1,274,591

NET INCREASE IN CASH AND CASH EQUIVALENTS	311,320	60,618
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	320,286	223,514
CASH AND CASH EQUIVALENTS, END OF PERIOD	$631,606	$284,132

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$804,328	$577,271

Non-Cash Investing and Financing Activities:
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$-	$1,625,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED MARCH 31, 2015
(unaudited)

	Common Stock		Additional
		$0.001	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

BALANCES, DECEMBER 31, 2014	19,827,542	$19,828	$97,453,374	$(129,204,082)	$(31,730,880)

Equity-Based Compensation	-	-	21,308	-	21,308
Net Loss	-	-	-	(1,856,216)	(1,856,216)

BALANCES, MARCH 31, 2015	19,827,542	$19,828	$97,474,682	$(131,060,298)	$(33,565,788)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended March 31, 2015
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

These condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, which was created to explore the concept of a consumer targeted mobile app development platform.  From time to time, the Company may create additional wholly-owned subsidiaries in order to test various new services as a part of its research and development process.  This subsidiary has not had material activity in 2015.

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

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows and stockholders’ deficit as of March 31, 2015. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended, on file with the SEC (the “Annual Report”).

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2015 and 2014, the Company incurred net losses as well as negative cash flows.  These factors indicate that the Company may be unable to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

The Company evaluates new significant accounting pronouncements at each reporting period. For the period ended March 31, 2015, the Company did not adopt any new pronouncement that had or is expected to have a material effect on the Company’s presentation of its condensed consolidated financial statements.

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

2.   DEBT

The table below summarizes the Company’s debt at March 31, 2015 and December 31, 2014:

Debt Description	March 31,	December 31,
	2015	2014	Maturity	Rate

Bank Loan	$5,000,000	$5,000,000	Jun-16	3.85%
Capital lease obligations - Noteholder lease	108,042	113,093	Aug-19	8.00%
Capital lease obligations - office furniture	28,102	29,922	Sep-16	9.80%
Convertible notes - related parties, net of discount of $3,755,469 and $4,338,901, respectively	28,268,762	25,985,330	Nov-16	8.00%
Convertible notes, net of discount of $50,129	680,640	680,640	Nov-16	8.00%
Total debt	34,085,546	31,808,985

Less: current portion of long term debt
Capital lease obligations	28,983	28,378
Total current portion of long term debt	28,983	28,378

Debt - long term	$34,056,563	$31,780,607

Convertible Notes

During the three months ended March 31, 2015, the Company sold $1,700,000 of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014  (the “2014 NPA”) at conversion prices equal to $1.43 on the date of sale.

The table below summarizes convertible notes issued as of March 31, 2015 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$26,749,402
2014 NPA notes	2,200,000
Total convertible notes	$28,949,402

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through August 2019. Total amount financed under these capital leases were $136,444 at March 31, 2015. This obligation is included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:
2015	$29,444
2016	39,259
2017	39,259
2018	34,189
2019	19,412
161,563
Less amount representing interest	(25,119)
Capital lease obligations	$136,444

The Company leases its office space in Raleigh, North Carolina pursuant to a lease with an initial term that expires in March 2019.  The lease contains an option to renew for two three-year terms.  In addition, the Company leases a vehicle pursuant to a lease that expires in July 2016.

The table below summarizes the Company’s future obligations under its office and vehicle leases:

Year:

2015	$122,076
2016	165,678
2017	167,786
2018	172,418
2019	44,082
Total	$672,040

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

4.   EQUITY COMPENSATION

The following is a summary of the stock option activity for the three months ended March 31, 2015:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding, December 31, 2014	403,661	1.45
Cancelled	(42,312)	1.53
Issued	-	-
Outstanding, March 31, 2015	361,349	$1.44	4.37	$78,735
Vested and exercisable, March 31, 2015	226,965	$1.35	4.85	$65,109

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at March 31, 2015 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at March 31, 2015, as reported on the Over-the-Counter Bulletin Board, was $1.60 per share.

At March 31, 2015, $124,828 of unvested expense has yet to be recorded related to outstanding stock options.

5.   MAJOR CUSTOMERS AND CONCENTRATION

For the three months ended March 31, 2015, three major customers accounted for 44% of total revenues and three customers accounted for 66% of the accounts receivable balance.  For the three months ended March 31, 2014, three major customers accounted for 34% of total revenues and two customers accounted for 73% of the accounts receivable balance.

6.   SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Company sold one 2014 NPA Note to UBP in the total amount of $1,500,000 on the same terms as the currently outstanding 2014 NPA Notes. The note matures on November 14, 2016.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws.  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, our ability to continue as a going concern, and the sufficiency of our capital resources including funds that we may be able to raise under our convertible note facility, our ability to raise financing from other sources and/or ability to defer expenditures, the impact of the liens on our assets securing amounts owed to third parties, expectation regarding competitors as more and larger companies attempt to market products/services competitive to our company, market acceptance of our new product offerings, including updates to our Platform, rate of new user subscriptions, market penetration of our products and  expectations regarding our revenues and expense,  all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2014 and our subsequent periodic reports filed with the SEC for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We expect to focus future Platform development on the demands of our healthcare clients: advanced data integration via REST architecture (a data protocol optimized for communication between mobile devices and databases); authentication; and data security.  Improvements that can be made to the Platform that target the needs of our healthcare clients will be used to deliver value in other sectors.

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

Our enterprise focus results in continuous integration of new technology into the Platform.  In 2014, we partnered with Qualcomm Retail Solutions to integrate their popular Gimbal™ context awareness technology into the Platform.  Gimbal™ uses low-cost proximity micro-location beacon technology to exchange information between a mobile device and a beacon for areas of less than 50 meters in radius.  This new technology has far reaching applications in retail, healthcare and other industries, where real-time interaction with a mobile user based on his or her location is of highest importance.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2015 (the “2015 Period”) to the Three Months Ended March 31, 2014 (the “2014 Period”).

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$	%
Revenue	426,188	187,945	238,243	127%
Cost of Revenue	68,742	135,587	(66,845)	(49%)
Gross Profit (Loss)	357,446	52,358	305,088	583%

Sales and Marketing	292,199	220,157	72,042	33%
Research and Development	340,140	268,877	71,263	27%
General and Administrative	314,566	335,167	(20,601)	(6%)

Interest Expense	(1,267,136)	(826,442)	(440,694)	53%

Revenue increased by $238,243, or 127%, during the 2015 Period.  As the Platform matures, we continue to add new features and extend our market penetration, expand our customer base and retain larger customers with broader ranges of needs in the mobile space who enter into more significant contracts for subscription revenue.  Included in the total revenue in the Period 2015 was $30,000 of professional services revenue generated from one of our subscription clients.  Such revenue was zero in the 2014 Period.  The professional services consisted of implementation of advanced Platform features, advanced data integration and mobile consulting.  We currently receive approximately $10,000 per month in professional services revenue, but we don’t expect professional services revenue to be a significant share of our total revenue in the future, as our workforce capacity to provide such services is rather limited.

Cost of Revenue decreased by $66,845, or 49%, during the 2015 Period.  The cost of revenue included approximately $9,000 in the 2015 Period and zero in the 2014 Period of costs associated with professional services revenue.  General decrease in cost of revenue is attributable to the reorganization of our client service team, which resulted in a decrease in our payroll and benefits expense associated with revenue generating activities.  During 2014, we invested significant effort into the streamlining of our client on-boarding and client training processes by producing a suite of training materials and manuals.  Due to improvements in usability and the user interface of our Platform, we were able to move several members of our client service team to research and development and formed a smaller Customer Success team, which continues to be classified in cost of revenue.

Depreciation of Platform costs capitalized is included in the cost of revenue and was approximately $33,000 and $34,000 in 2015 and 2014, respectively.

Gross Profit increased by $305,088 or 583%, during the 2015 Period.  In a SaaS model, the cost to deliver revenue increases at a much smaller rate than revenue itself.  As we retain existing customers and acquire new customers, our gross profit is expected to increase.

Sales and Marketing expense increased by $72,042, or 33%, during the 2015 Period.   This increase is attributable to an approximately $30,000 increase in compensation, including increase in commissions driven by increase in revenue.  The remainder of the increase is related to the higher rate of spending on marketing campaigns, tradeshows, sales team travel and timing of these activities.

Research and Development increased by $71,263, or 27%, during the 2015 Period.  The increase of approximately $22,000 is attributable to general increases in payroll and related costs of our developer team and an increase of approximately $49,000 is attributable to an internal reorganization within the workforce, that allowed us to increase our Product team with focus on development of new Platform features and functionalities.

General and Administrative expense decreased by $20,601, or 6%, during the 2015 Period, due to a decrease in legal and professional costs.

Interest expense increased by $440,694, or 53%, during the 2015 Period.  Approximately $104,000 of the increase was attributable to the increase in face value of our debt and the remaining $337,000 of the increase was mainly due to the increase in debt discount amortization and to a lesser extent due to amortization of capitalized financing costs from the Comerica LSA transaction.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations is the sale of our notes under the convertible note facility that we established in 2014. We need to continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional issuances of convertible notes under the note facility, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 months.  Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available to us under the note facility or otherwise on acceptable terms or at all. Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Nonetheless, there are factors that can impact our ability to continue to fund our operations for  the next twelve months. These include:

●	Our ability to expand revenue volume;

●	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	Our continued need to reduce our cost structure while simultaneously expanding the breadth of our business, enhancing our technical capabilities, and pursing new business opportunities.

In addition, if UBS AG (Geneva, Switzerland) were to elect to not renew the irrevocable letter of credit issued by it beyond May 31, 2015, the currently scheduled expiration date, then such non-renewal will result in an event of default under our outstanding Loan and Security Agreement (“LSA”) with Comerica Bank in the amount of $5,000,000, at which time all amounts outstanding under the LSA will become due and payable. Currently, the letter of credit is automatically extended for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this report on Form 10-Q, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Financing Activities and Sources of Cash

Net cash provided by financing activities during the 2015 Period was $1,742,881.  We received proceeds of $1,700,000 from the issuance of convertible notes under the convertible note facility established in 2014.

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

For the three months ended March 31, 2015, we raised $1.7 million under the 2014 NPA facility.  See Note 2 in our Condensed Consolidated Financial Statements.

The table below summarizes convertible notes issued as of March 31, 2015 by NPA type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$26,749,402
2014 NPA notes	2,200,000
Total convertible notes	$28,949,402

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

The LSA, which matures in June of 2016, is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) with an initial term expiring on May 31, 2015, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date. The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this report on Form 10-Q, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Uses of Cash

During the three months ended March 31, 2015, we used in operating activities approximately $1.8 million, which was offset by $400,000 in cash collected from our customers; of which approximately $804,000 was used to pay interest payments on the Notes and bank debt; approximately $646,000 was used for payroll, benefits and related costs; approximately $137,000 was used on non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $219,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance and other expenditures.

Capital Expenditures and Investing Activities

Our capital expenditures are limited to the purchase of new office equipment and new mobile devices that are used for testing. Cash used for investing activities was not significant and we do not plan any significant capital expenditures in the near future.

Going Concern

Our independent registered public accounting firm has issued an emphasis of matter paragraph in their report included in the Annual Report on Form 10-K in which they express substantial doubt as to our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

There has been no change to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2015 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2015 without registration under the Securities Act:

Between January and March 31, 2015, we issued $1.7 million in principal amount of 2014 NPA notes

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) of the Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. Each of the recipients represented that they were “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 6.    EXHIBITS

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

May 12, 2015	By:	/s/ Amir Elbaz
Amir Elbaz
Chief Executive Officer

May 12, 2015	By:	/s/Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer