Form 10-Q
period 2015-06-30
MobileSmith, Inc.
filed 2015-08-07
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015, there were 19,827,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2015

  PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December, 31
	2015	2014
	(unaudited)
Current Assets
Cash and Cash Equivalents	$800,170	$320,286
Restricted Cash	125,000	125,000
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $11,500 and $22,000, Respectively	293,479	193,907
Prepaid Expenses and Other Current Assets	76,928	64,973
Total Current Assets	1,295,577	704,166

Property & Equipment, Net	108,770	116,567
Capitalized Software, Net	452,322	507,217
Intangible Assets, Net	63,860	72,604
Other Assets	13,788	21,312
Total Other Assets	638,740	717,700
Total Assets	$1,934,317	$1,421,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$42,913	$94,862
Accrued Expenses	64,511	106,668
Accrued Interest	397,548	501,957
Capital Lease Obligations	28,225	28,378
Deferred Revenue	629,771	579,264
Bank Loan	5,000,000	-
Total Current Liabilities	6,162,968	1,311,129

Long-Term Liabilities
Bank Loan	-	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	30,352,194	25,985,330
Convertible Notes Payable, Net of Discount	680,640	680,640
Capital Lease Obligations	101,234	114,637
Deferred Rent	57,841	61,010
Total Long-Term Liabilities	31,191,909	31,841,617
Total Liabilities	37,354,877	33,152,746

Commitments and Contingencies (Note 3)
Stockholders' Deficit	-	-
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common Stock, $0.001 par value, 45,000,000 shares authorized, 19,827,542 shares issued and outstanding at June 30, 2015 and December 31, 2014	19,828	19,828
Additional Paid-in Capital	97,495,991	97,453,374
Accumulated Deficit	(132,936,379)	(129,204,082)
Total Stockholders' Deficit	(35,420,560)	(31,730,880)
Total Liabilities and Stockholders' Deficit	$1,934,317	$1,421,866

  The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
REVENUES:
Subscription and Support	$377,545	$194,783	$773,733	$382,729
Professional Services and Other	30,000	-	60,000	-
Total Revenue	407,545	194,783	833,733	382,729

COST OF REVENUES:
Subscription and Support	74,229	124,682	133,698	260,269
Professional Services and Other	14,272	-	23,545	-
Total Cost of Revenue	88,501	124,682	157,243	260,269

GROSS PROFIT (LOSS)	319,044	70,101	676,490	122,459

OPERATING EXPENSES:
Sales and Marketing	267,047	235,627	559,246	455,784
Research and Development	333,685	261,737	673,825	530,614
General and Administrative	283,887	347,402	598,453	682,569
Impairment of Long Lived Assets, Net	-	16,296	-	16,296
Total Operating Expenses	884,619	861,062	1,831,524	1,685,263
LOSS FROM OPERATIONS	(565,575)	(790,961)	(1,155,034)	(1,562,804)

OTHER INCOME (EXPENSE):
Other Income	1,111	633	1,490	1,889
Interest Expense, Net	(1,311,617)	(1,095,243)	(2,578,753)	(1,921,685)
Gain on reversal of a liability	-	169,861	-	169,861
Gain (Loss) On Debt Extinguishment	-	50,129	-	50,129
Total Other Expense	(1,310,506)	(874,620)	(2,577,263)	(1,699,806)

NET LOSS	$(1,876,081)	$(1,665,581)	$(3,732,297)	$(3,262,610)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(0.09)	$(0.08)	$(0.19)	$(0.16)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	19,827,542	19,827,542	19,827,542	19,827,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,732,297)	$(3,262,610)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	81,007	83,383
Bad Debt Expense	(6,000)	-
Amortization of Debt Discount	1,166,864	722,605
Share Based Compensation	42,617	53,056
Impairment of long lived assets	-	16,296
Gain on debt extinguishment	-	(50,129)
Changes in Assets and Liabilities:
Accounts Receivable	(93,822)	1,601
Prepaid Expenses and Other Assets	(4,069)	(9,535)
Accounts Payable	(51,949)	(6,332)
Deferred Revenue	50,507	47,506
Accrued and Other Expenses	(149,735)	(131,513)
Net Cash Used in Operating Activities	(2,696,877)	(2,535,672)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(9,683)	(7,983)
Net Cash Used in Investing Activities	(9,683)	(7,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	97,385	144,219
Deposit of Cash to Restricted Account	(97,385)	(125,000)
Repayment of Bank Loan	-	(5,000,000)
Proceeds from Bank Loan	-	5,000,000
Proceeds from Issuance of Long Term Debt	3,200,000	3,440,000
Repayments of Debt Borrowings and Leases	(13,556)	(12,767)
Net Cash Provided by Financing Activities	3,186,444	3,446,452

NET INCREASE IN CASH AND CASH EQUIVALENTS	479,884	902,797
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	320,286	223,514
CASH AND CASH EQUIVALENTS, END OF PERIOD	$800,170	$1,126,311

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$787,853	$577,271

Non-Cash Investing and Financing Activities
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$-	$1,625,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED JUNE 30, 2015
(unaudited)

	Common Stock		Additional
		$0.001	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

BALANCES, DECEMBER 31, 2014	19,827,542	$19,828	$97,453,374	$(129,204,082)	$(31,730,880)

Equity-Based Compensation	-	-	42,617	-	42,617
Net Loss	-	-	-	(3,732,297)	(3,732,297)
BALANCES, JUNE 30, 2015	19,827,542	$19,828	$97,495,991	$(132,936,379)	$(35,420,560)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2015
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

These condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, which was created to explore the concept of a consumer targeted mobile app development platform.  From time to time, the Company may create additional wholly-owned subsidiaries in order to test various new services as a part of its research and development process.  The subsidiary has not had material activity in 2015.

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

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of June 30, 2015. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 on file with the SEC (the “Annual Report”).

There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2015 and 2014, the Company incurred net losses as well as negative cash flows from operations.  These factors indicate that the Company may be unable to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

The Company evaluates new significant accounting pronouncements at each reporting period. For the period ended June 30, 2015, the Company did not adopt any new pronouncement that had or is expected to have a material effect on the Company’s presentation of its condensed consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, and early adoption is not permitted. The Company will adopt this standard in fiscal year 2018 and is currently assessing its impact.

In August of 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40).  This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides guidance on required financial statement footnote disclosures. The ASU is effective for annual periods ending after December 15, 2016.  The Company will adopt the ASU in fiscal year 2016 and is currently assessing its impact.

2.   DEBT

The table below summarizes the Company’s debt at June 30, 2015 and December 31, 2014:

Debt Description	June 30,	December 31,
	2015	2014	Maturity	Rate

Comerica Bank LSA	$5,000,000	$5,000,000	Jun-16	3.85%
Capital lease obligations - Noteholder lease	103,222	113,093	Aug-19	8.00%
Capital lease obligations - office furniture	26,237	29,922	Sep-16	9.80%
Convertible notes - related parties, net of discount of $3,172,037 and $4,338,901, respectively	30,352,194	25,985,330	Nov-16	8.00%
Convertible notes, net of discount of $50,129	680,640	680,640	Nov-16	8.00%
Total debt	36,162,293	31,808,985

Less: current portion of long term debt
Capital lease obligations	28,225	28,378
Comerica Bank LSA	5,000,000	-
Total current portion of long term debt	5,028,225	28,378

Debt - long term	$31,134,068	$31,780,607

Convertible Notes

During the six months ended June 30, 2015, the Company sold $3,200,000 of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014  (the “2014 NPA”) at conversion prices equal to $1.43 on the date of sale.

The table below summarizes convertible notes issued as of June 30, 2015 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$27,332,834
2014 NPA notes	3,700,000
Total convertible notes, net of discount	$31,032,834

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through August 2019. Total amount financed under these capital leases at June 30, 2015 was $129,459.  This obligation is included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:
2015	$19,629
2016	39,259
2017	39,259
2018	34,189
2019	19,412
151,748
Less amount representing interest	(22,289)
Capital lease obligations	$129,459

The Company leases its office space in Raleigh, North Carolina pursuant to a lease with an initial term that expires in March 2019.  The lease contains an option to renew for two three-year terms.  In addition, the Company leases a vehicle pursuant to a lease that expires in July 2016.

The table below summarizes the Company’s future obligations under its office and vehicle operating leases:

Year:
2015	$81,624
2016	165,678
2017	167,786
2018	172,418
2019	44,082
Total	$631,588

Legal Proceedings

The Company may be subject to legal proceedings and litigation arising in the ordinary course of business.  The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company periodically evaluates developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material.

4.   EQUITY COMPENSATION

The following is a summary of the stock option activity for the six months ended June 30, 2015:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding, December 31, 2014	403,661	$1.45
Cancelled	(42,312)	1.53
Issued	-	-
Outstanding, June 30, 2015	361,349	$1.44	4.12	$53,707
Vested and exercisable, June 30, 2015	242,521	$1.36	4.55	$47,361

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at June 30, 2015 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at June 30, 2015, as reported on the Over-the-Counter Bulletin Board, was $1.50 per share.

At June 30, 2015, $103,519 unvested expense has yet to be recorded related to outstanding stock options.

5.   MAJOR CUSTOMERS AND CONCENTRATION

For the six months ended June 30, 2015, two major customers accounted for 33% of total revenues and five customers accounted for 69% of the accounts receivable balance.  For the six months ended June 30, 2014, two major customers accounted for 28% of total revenues and five customers accounted for 75% of the accounts receivable balance.

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

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited annual consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report.  Historical results and percentage relationships among any amounts in the condensed consolidated financial statements are not necessarily indicative of trends in operating results for any future periods.

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

Enterprise clients:

Second sector includes large and multi-national enterprise clients, where large-scale customization based on functionality or territory is of the highest value, and other contributors such as time to market, technology reach, and ease of use play important roles. These target clients may include large food chains, media and PR companies, software solutions providers, hardware manufacturers, mortgage brokers, and real estate franchises.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2015 (the “2015 Period”) to the Three Months Ended June 30, 2014 (the “2014 Period”).

	Three Months Ended June 30,		Increase (Decrease)
	2015 ($)	2014 ($)	$	%
Revenue	407,545	194,783	212,762	109%
Cost of Revenue	88,501	124,682	(36,181)	(29%)
Gross Profit	319,044	70,101	248,943	355%

Sales and Marketing	267,047	235,627	31,420	13%
Research and Development	333,685	261,737	71,948	27%
General and Administrative	283,887	347,402	(63,515)	(18%)

Interest Expense	1,311,617	1,095,243	216,374	20%

Revenue increased by $212,762, or 109% during the 2015 period.  As the Platform matures, we continue to add new features and extend our market penetration, expand our customer base and retain larger customers with broader ranges of needs in the mobile space who enter into more significant contracts for subscription revenue.  Included in the total revenue in the 2015 Period was $30,000 of professional services revenue generated from one of our subscription clients.  Such revenue was zero in the 2014 Period.  The professional services consisted of implementation of advanced Platform features, advanced data integration and mobile consulting.  We currently receive approximately $10,000 per month in professional services revenue, but we don’t expect professional services revenue to be a significant share of our total revenue in the future, as our workforce capacity to provide such services is rather limited.

Cost of Revenue decreased by $36,181 or 29% during the 2015 period. General decrease in cost of revenue is attributable to the reorganization of our client service team, which resulted in a decrease in our payroll and benefits expense associated with revenue generating activities.  During 2014, we invested significant effort into the streamlining of our client on-boarding and client training processes by producing a suite of training materials and manuals.  Due to improvements in usability and the user interface of our Platform, we were able to move several members of our client service team to research and development and formed a smaller Customer Success team, which continues to be classified in cost of revenue.   Our Customer Success team has expanded during the 2015 period, as our revenue continues to increase.  The expansion will result in increase in cost of revenue in the second half of 2015.  In addition, the cost of revenue included approximately $14,271 in the 2015 Period and zero in the 2014 Period of costs associated with professional services revenue.   $10,000 of decrease is attributable to decrease in platform hosting costs.

Gross Profit increased by $248,943 or 355% during the 2015 period.  In a SaaS model, the cost to deliver revenue increases at a reduced rate than revenue itself.  As we retain existing customers and acquire new customers, our gross profit is expected to increase.

Sales and Marketing expense increased by $31,420, or 13% during the 2015 period.  This increase is attributable to an approximate $16,000 increase in compensation, including increase in commissions driven by increase in revenue.  The remainder of the increase is related to the higher rate of spending on marketing campaigns, tradeshows, sales team travel and timing of these activities.

Research and Development expense increased by $71,948 or 27% during the 2015 period.  The increase of approximately $26,000 is attributable to general increases in payroll and related costs of our developer team and an increase of approximately $52,000 is attributable to an internal reorganization within the workforce that allowed us to increase our Product team with focus on development of new Platform features and functionalities.  Increase in payroll costs was offset by $6,000 decrease in other research and development costs.

General and Administrative expense decreased by $63,515 or 18% during the 2015 period, mostly due to $30,000 decrease in legal and professional services, $18,000 decrease in bank transaction fees and $6,000 decrease in insurance costs.

Interest Expense increased by $216,374 or 20% during the 2015 period.  An increase of $107,000 is attributable to the cash portion of interest expense driven by general increase in face value of debt and increase of $110,000 is related to a non-cash portion of debt discount amortization.

Comparison of the Six Months Ended June 30, 2015 (the “2015 Period”) to the Six Months Ended June 30, 2014 (the “2014 Period”).

	Six Months Ended June 30,		Increase (Decrease)
	2015 ($)	2014 ($)	$	%
Revenue	833,733	382,729	451,004	118%
Cost of Revenue	157,243	260,269	(103,026)	(40%)
Gross Profit	676,490	122,459	554,031	452%

Sales and Marketing	559,246	455,784	103,462	23%
Research and Development	673,825	530,614	143,211	27%
General and Administrative	598,453	682,569	(84,116)	(12%)

Interest Expense	2,578,753	1,921,685	657,068	34%

Revenue increased by $451,004, or 118%, during the 2015 Period.  As the Platform matures, we continue to add new features and extend our market penetration, expand our customer base and retain larger customers with broader ranges of needs in the mobile space who enter into more significant contracts for subscription revenue.  Included in the total revenue for the six months ended June 30, 2015 was $60,000 of professional services revenue generated from one of our subscription clients.  Such revenue was zero in the corresponding 2014 period.  The professional services consisted of implementation of advanced Platform features, advanced data integration and mobile consulting.  We currently receive approximately $10,000 per month in professional services revenue, but we don’t expect professional services revenue to be a significant share of our total revenue in the future, as our workforce capacity to provide such services is rather limited.

Cost of Revenue decreased by $103,026, or 40%, during the 2015 Period.  General decrease in cost of revenue is attributable to the reorganization of our client service team, which resulted in a decrease in our payroll and benefits expense associated with revenue generating activities.  During the 2014 Period, we invested significant effort into the streamlining of our client on-boarding and client training processes by producing a suite of training materials and manuals.  Due to improvements in usability and the user interface of our Platform, we were able to move several members of our client service team to research and development and formed a smaller Customer Success team, which continues to be classified in cost of revenue.   Our Customer Success team has expanded during the 2015 Period, as our revenue continues to increase.  The expansion will result in increase in cost of revenue in the second half of 2015.  In addition, the cost of revenue included approximately $23,545 in the 2015 Period and zero in the 2014 Period of costs associated with professional services revenue.   $22,000 of the decrease is attributable to a decrease in platform hosting costs.

Depreciation of Platform costs capitalized is included in the cost of revenue and was approximately $66,000 and $68,000 in 2015 and 2014, respectively.

Gross Profit increased by $554,031 or 452%, during the 2015 Period.  In a SaaS model, the cost to deliver revenue increases at a much smaller rate than revenue itself.  As we retain existing customers and acquire new customers, our gross profit is expected to increase.

Sales and Marketing expense increased by $103,462, or 23%, during the 2015 Period.   This increase is attributable to an approximate $50,000 increase in compensation, including increase in commissions driven by increase in revenue.  The remainder of the increase is related to the higher rate of spending on marketing campaigns, tradeshows, sales team travel and timing of these activities.

Research and Development expense increased by $143,211, or 27%, during the 2015 Period.  The increase of approximately $38,000 is attributable to general increases in payroll and related costs of our developer team and an increase of approximately $101,000 is attributable to an internal reorganization within the workforce that allowed us to increase our Product team with focus on development of new Platform features and functionalities.

General and Administrative expense decreased by $84,116 or 12%, during the 2015 Period, mostly due to $42,000  decrease in legal and professional costs and $26,000 decrease in bank transaction fees.

Interest Expense increased by $657,068, or 34%, during the 2015 Period.  Approximately $213,000 of the increase was attributable to the increase in face value of our debt and the remaining $444,000 of the increase was mainly due to the increase in debt discount amortization and to a lesser extent due to amortization of capitalized financing costs from the Comerica LSA transaction.

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

In addition, if UBS AG (Geneva, Switzerland) were to elect to not renew the irrevocable letter of credit issued by it beyond May 31, 2016, the currently scheduled expiration date, then such non-renewal will result in an event of default under our outstanding Loan and Security Agreement (“LSA”) with Comerica Bank in the amount of $5,000,000, at which time all amounts outstanding under the LSA will become due and payable. Currently, the letter of credit is automatically extended for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this report on Form 10-Q, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Financing Activities and Sources of Cash

Net cash provided by financing activities during the six months ended June 30, 2015 was $3,186,444.  We received proceeds of $3,200,000 from the issuance of convertible notes under the convertible note facility established in 2014. See Note 2 in our Condensed Consolidated Financial Statements accompanying this report on Form 10-Q.

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

The table below summarizes convertible notes issued as of June 30, 2015 by NPA type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$27,332,834
2014 NPA notes	3,700,000
Total convertible notes, net of discount	$31,032,834

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

The LSA, which matures in June of 2016, is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) with an initial term that expired on May 31, 2015, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date. As no notice has been given, the period has been renewed to May 31, 2016. The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this report on Form 10-Q, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Uses of Cash

During the six months ended June 30, 2015, we used in operating activities approximately $3.5 million, which was offset by $800,000 in cash collected from our customers; of which approximately $1,555,000 was used to pay interest payments on the Notes and bank debt; approximately $1,300,000 was used for payroll, benefits and related costs; approximately $223,000 was used on non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $418,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

Capital Expenditures and Investing Activities

Our capital expenditures are limited to the purchase of new office equipment and new mobile devices that are used for testing. Cash used for investing activities was not significant and we do not plan any significant capital expenditures in the near future.

Going Concern

Our independent registered public accounting firm has issued an emphasis of matter paragraph in their report included in the  Annual Report on Form 10-K for the year ended December 31, 2014 in which they express substantial doubt as to our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2015 without registration under the Securities Act:

Between April 1, 2015 and June 30, 2015, we issued $1.5 million in principal amount of 2014 NPA notes to one accredited investor.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) of the Securities Act. The recipient of securities in such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. The recipient represented that it was an “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

August 7, 2015	By:	/s/ Amir Elbaz
Amir Elbaz
Chief Executive Officer

August 7, 2015	By:	/s/Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer