Form 10-Q
period 2015-09-30
MobileSmith, Inc.
filed 2015-11-06
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, there were 19,827,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2015

  PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2015	2014
	(unaudited)
Current Assets
Cash and Cash Equivalents	$79,274	$320,286
Restricted Cash	76,305	125,000
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $11,500 and $22,000, respectively	848,712	193,907
Prepaid Expenses and Other Current Assets	72,136	64,973
Total Current Assets	1,076,427	704,166

Property & Equipment, Net	100,578	116,567
Capitalized Software, Net	424,874	507,217
Intangible Assets, Net	59,479	72,604
Other Assets	10,026	21,312
Total Other Assets	594,957	717,700
Total Assets	$1,671,384	$1,421,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$52,035	$94,862
Accrued Expenses	60,226	106,668
Accrued Interest	405,493	501,957
Capital Lease Obligations	30,232	28,378
Deferred Revenue	1,180,134	579,264
Bank Loan	5,000,000	-
Total Current Liabilities	6,728,120	1,311,129

Long-Term Liabilities
Bank Loan	-	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	31,485,626	25,985,330
Convertible Notes Payable, Net of Discount	680,640	680,640
Capital Lease Obligations	91,726	114,637
Deferred Rent	56,257	61,010
Total Long-Term Liabilities	32,314,249	31,841,617
Total Liabilities	39,042,369	33,152,746

Commitments and Contingencies (Note 3)
Stockholders' Deficit	-	-
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at September 30, 2015 and December 31, 2014	-	-
Common Stock, $0.001 Par Value, 45,000,000 Shares Authorized, 19,827,542 Shares Issued and Outstanding at September 30, 2015 and December 31, 2014	19,828	19,828
Additional Paid-in Capital	97,517,299	97,453,374
Accumulated Deficit	(134,908,112)	(129,204,082)
Total Stockholders' Deficit	(37,370,985)	(31,730,880)
Total Liabilities and Stockholders' Deficit	$1,671,384	$1,421,866

  The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
REVENUES:
Subscription and Support	$463,291	$157,675	$1,237,024	$540,403
Professional Services and Other	31,080	20,000	91,080	20,000
Total Revenue	494,371	177,675	1,328,104	560,403
COST OF REVENUES:
Subscription and Support	125,600	137,523	259,298	397,792
Professional Services and Other	46,697	9,790	70,242	9,790
Total Cost of Revenue	172,297	147,313	329,540	407,582

GROSS PROFIT	322,074	30,362	998,564	152,821
OPERATING EXPENSES:
Sales and Marketing	307,857	247,214	867,153	702,998
Research and Development	356,098	294,818	1,029,923	825,432
General and Administrative	299,029	325,229	897,247	1,007,798
Impairment of Long Lived Assets	-	24,952	-	41,248
Total Operating Expenses	962,984	892,213	2,794,323	2,577,476
LOSS FROM OPERATIONS	(640,910)	(861,851)	(1,795,759)	(2,424,655)

OTHER INCOME (EXPENSE):
Other Income	594	3,537	2,084	5,425
Interest Expense, Net	(1,331,602)	(1,239,846)	(3,910,355)	(3,161,531)
Gain on Reversal of a Liability	-	-	-	169,861
Gain (Loss) On Debt Extinguishment	-	-	-	50,129
Total Other Expense	(1,331,008)	(1,236,309)	(3,908,271)	(2,936,116)

NET LOSS	$(1,971,918)	$(2,098,160)	$(5,704,030)	$(5,360,771)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	$(0.10)	$(0.11)	$(0.29)	$(0.27)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	19,827,542	19,827,542	19,827,542	19,827,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,704,030)	$(5,360,771)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	121,685	124,358
Bad Debt Expense	(10,500)	11,500
Amortization of Debt Discount	1,750,296	1,310,833
Share Based Compensation	63,925	78,108
Impairment of Long Lived Assets	-	41,248
Gain on Debt Extinguishment	-	(50,129)
Changes in Assets and Liabilities:
Accounts Receivable	(644,305)	(40,883)
Prepaid Expenses and Other Assets	4,235	(6,878)
Accounts Payable	(42,827)	(20,918)
Deferred Revenue	600,870	237,771
Accrued and Other Expenses	(147,659)	(61,611)
Net Cash Used in Operating Activities	(4,008,310)	(3,737,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(10,340)	(10,239)
Net Cash Used in Investing Activities	(10,340)	(10,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	146,083	144,267
Deposit of Cash to Restricted Account	(97,388)	(125,000)
Repayment of Bank Loan	-	(5,000,000)
Proceeds from Bank Loan	-	5,000,000
Proceeds from Issuance of Long Term Debt	3,750,000	3,940,000
Repayments of Debt Borrowings	(21,057)	(19,355)
Net Cash Provided by Financing Activities	3,777,638	3,939,912

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(241,012)	192,301
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	320,286	223,514
CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,274	$415,815

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$2,435,123	$1,823,617

Non-Cash Investing and Financing Activities:
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$-	$4,316,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED SEPTEMBER 30, 2015
(unaudited)

	Common Stock		Additional
		$0.001	Paid-In	Accumulated
	Shares	Par Value	CapCital	Deficit	Totals

BALANCES, DECEMBER 31, 2014	19,827,542	$19,828	$97,453,374	$(129,204,082)	$(31,730,880)

Equity-Based Compensation	-	-	63,925		63,925
Net Loss	-	-	-	(5,704,030)	(5,704,030)

BALANCES, SEPTEMBER 30, 2015	19,827,542	$19,828	$97,517,299	$(134,908,112)	$(37,370,985)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
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

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of September 30, 2015. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2015 and 2014, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

The Company evaluates new significant accounting pronouncements at each reporting period. For the period ended September 30, 2015, the Company did not adopt any new pronouncement that had or is expected to have a material effect on the Company’s presentation of its condensed consolidated financial statements.

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

In August of 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40).  This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides guidance on required financial statement footnote disclosures. The ASU is effective for annual periods ending after December 15, 2016.  The Company will adopt the ASU in fiscal year 2016 and is currently assessing its impact on the Company’s financial statements, if any.

2.   DEBT

The table below summarizes the Company’s debt at September 30, 2015 and December 31, 2014:

Debt Description	September 30	December 31,
	2015	2014	Maturity	Rate

Comerica Bank LSA	$5,000,000	$5,000,000	June 2016	3.85%
Capital lease obligations - Noteholder lease	97,632	113,093	August 2019	8.00%
Capital lease obligations - office furniture	24,326	29,922	September 2016	9.80%
Convertible notes - related parties, net of discount of $2,588,605 and $4,338,901, respectively	31,485,626	25,985,330	November 2016	8.00%
Convertible notes, net of discount of $50,129	680,640	680,640	November 2016	8.00%
Total debt	37,288,224	31,808,985

Less: current portion of long term debt
Capital lease obligations	30,232	28,378
Comerica Bank LSA	5,000,000	-
Total current portion of long term debt	5,030,232	28,378

Debt - long term	$32,257,992	$31,780,607

Convertible Notes

During the nine months ended September 30, 2015, the Company privately placed $3,750,000 in principal amount of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”). The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a per share conversion price of $1.43.

The table below summarizes convertible notes issued as of September 30, 2015 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$27,916,266
2014 NPA notes	4,250,000
Total convertible notes, net of discount	$32,166,266

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through August 2019. Total amount financed under these capital leases at September 30, 2015 was $121,958.  This obligation is included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:
2015	$9,815
2016	39,259
2017	39,259
2018	34,189
2019	19,412
141,934
Less amount representing interest	(19,976)
Capital lease obligations	$121,958

The Company leases its office space in Raleigh, North Carolina pursuant to a lease with an initial term that expires in March 2019.  The lease contains an option to renew for two three-year terms.  In addition, the Company leases a vehicle pursuant to a lease that expires in July 2016.

The table below summarizes the Company’s future obligations under its office and vehicle operating leases:

Year:

2015	$41,172
2016	165,678
2017	167,786
2018	172,418
2019	44,082
Total	$591,136

Legal Proceedings

From time to time, the Company may be subject to routine litigation, claims or disputes in the ordinary course of business.  The Company defends itself vigorously in all such matters.  In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on its financial position, results of operations or cash flows.  However, the company cannot predict with certainty the outcome or effect of any such litigation or investigatory matters or any other pending litigations or claims.  There can be no assurance as to the ultimate outcome of any such lawsuits and investigations.  The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company periodically evaluates developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material.

4.   EQUITY COMPENSATION

The following is a summary of the stock option activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2014	403,661	$1.45
Cancelled	(42,312)	1.53
Issued	-	-
Outstanding, September 30, 2015	361,349	$1.44	3.87	$45,142
Vested and exercisable, September 30, 2015	258,078	$1.37	4.25	$40,979

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at September 30, 2015 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at September 30, 2015, as reported on the Over-the-Counter Bulletin Board, was $1.45 per share.

At September 30, 2015, $82,211 unvested expense has yet to be recorded related to outstanding stock options.

5.   MAJOR CUSTOMERS AND CONCENTRATION

For the nine months ended September 30, 2015, two major customers accounted for 31% of total revenues and three customers accounted for 81% of the accounts receivable balance.  For the nine months ended September 30, 2014, one major customer accounted for 20% of total revenues and three customers accounted for 51% of the accounts receivable balance.

6.   SUBSEQUENT EVENTS

On October 10, 2015, the Company sold one 2014 NPA Note to UBP in the principal amount of $500,000 on the same terms as the currently outstanding 2014 NPA Notes. The note matures on November 14, 2016.

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

Our market penetration strategy focuses on three distinct sectors:

Healthcare clients:

The first sector is comprised of healthcare organizations, such as hospitals and healthcare networks, which are similar to governmental agencies in their departmental segmentation and territorial reach. Additionally, healthcare organizations are subject to increased regulation as a result of the Affordable Care Act and may be subject to penalties for delivering inefficient care under new Medicare regulations. Hospitals increasingly turn to portfolios of apps to increase efficiency and remain competitive. Outpatient care apps, wellness apps, physician referral apps, appointment apps, discharge apps, facility way-finding apps are just a few example areas where healthcare organizations are increasingly using app portfolios. We believe that the Platform has a significant competitive advantage in the healthcare space due to its ability to deliver a variety of targeted mobile solutions cost effectively.

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

Enterprise clients:

The second sector includes large and multi-national enterprise clients, where large-scale customization based on functionality or territory is of the highest value, and other contributors such as time to market, technology reach and ease of use, play important roles. These target clients may include large food chains, media and PR companies, software solutions providers, hardware manufacturers, mortgage brokers, and real estate franchises.

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

Government:

Finally, we believe that the Platform has a unique capability to service various structures within federal, state and local governments, as government structure is highly segmented by function and territory. In addition, the Platform can be safely placed behind the firewalls of individual departments, where data security is a primary concern. Replicating the Platform and placing it behind a secure firewall would allow an organization to create and manage multiple mobile apps with targeted functionality for targeted audiences without going outside of the secure firewall.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2015 (the “2015 Period”) to the Three Months Ended September 30, 2014 (the “2014 Period”).

	Three Months Ended Sept 30,		Increase (Decrease)
	2015	2014	$	%
Revenue	494,371	177,675	316,696	178%
Cost of Revenue	172,297	147,313	24,984	17%
Gross Profit	322,074	30,362	291,712	961%

Sales and Marketing	307,857	247,214	60,643	25%
Research and Development	356,098	294,818	61,280	21%
General and Administrative	299,029	325,229	(26,200)	(8%)

Interest Expense	(1,331,602)	(1,239,846)	(91,756)	7%

Revenue increased by $316,696, or 178% during the 2015 Period.  As the Platform matures, we continue to add new features and extend our market penetration, expand our customer base and retain larger customers with broader ranges of needs in the mobile space who enter into more significant contracts for subscription revenue.  Included in the total revenue in the 2015 Period was $31,080 of professional services revenue generated from one of our subscription clients.  Revenues from professional services totaled $20,000 in the 2014 Period.  The professional services consisted of implementation of advanced Platform features, advanced data integration and mobile consulting.  We currently receive approximately $10,000 per month in professional services revenue and as of September 30, 2015 we had several services contracts for which delivery had not yet occurred.  We don’t expect professional services revenue to be a significant share of our total revenue in the future, as our workforce capacity to provide such services without creation of a dedicated consulting team is limited.

Cost of Revenue increased by $24,984 or 17% during the 2015 Period. General increase in cost of revenue is attributable to the reorganization of our client service team and the creation of our Customer Success team.  Our Customer Success team expanded during the 2015 period as our revenue continues to increase.  In addition, the cost of revenue included $46,697 in costs associated with delivery of professional services, compared to $9,790 during the same period of last year.  The increase resulted from several projects focused on advanced data integration and individual mobile apps development.

Gross Profit increased by $291,712 or 961% during the 2015 Period.  In a SaaS model, the cost to deliver revenue increases at a much smaller rate than revenue itself.   As we retain existing customers and acquire new customers, our gross profit is expected to increase.

Sales and Marketing expense increased by $60,643, or 25% during the 2015 Period.   This increase is attributable to approximately $30,000 in commission and referral fees paid in 2015 Period to a third party for promotion of our Platform and services. Sales related travel increased by approximately $20,0000 and compensation increased by approximately $10,000.

Research and Development expense increased by $61,280 or 21% during the 2015 Period.  The increase of approximately $16,000 is attributable to general increases in payroll and related costs of our developer team and an increase of approximately $53,000 is attributable to an internal reorganization within the workforce that allowed us to increase our Product team with focus on development of new Platform features and functionalities.  Increase in payroll costs were offset by an approximate $8,000 decrease in recruiting and other costs.

General and Administrative expense decreased by $26,200 or 8% during the 2015 period, primarily due to a decrease in fees paid for legal and professional services.

Interest Expense increased by $91,756 or 7% during the 2015 period.  The increase is attributable to the general increase in face value of debt.

Comparison of the Nine Months Ended September 30, 2015 (the “2015 Period”) to the Nine Months Ended September 30, 2014 (the “2014 Period”).

	Nine Months Ended Sept 30,		Increase (Decrease)
	2015	2014	$	%
Revenue	1,328,104	560,403	767,701	137%
Cost of Revenue	329,540	407,582	(78,042)	(19%)
Gross Profit	998,564	152,821	845,743	553%

Sales and Marketing	867,153	702,998	164,155	23%
Research and Development	1,029,923	825,432	204,491	25%
General and Administrative	897,247	1,007,798	(110,551)	(11%)

Interest Expense	(3,910,355)	(3,161,531)	(748,824)	24%

Revenue increased by $767,701, or 137%, during the 2015 Period.  As the Platform matures, we continue to add new features and extend our market penetration, expand our customer base and retain larger customers with broader ranges of needs in the mobile space who enter into more significant contracts for subscription revenue.  Included in the total revenue for the nine months ended September 30, 2015 was $91,080 of professional services revenue generated from one of our subscription clients.  Revenue from professional services totaled $20,000 in the corresponding 2014 Period.  The professional services consisted of implementation of advanced Platform features, advanced data integration and mobile consulting.  We currently receive approximately $10,000 per month in professional services revenue and as of September 30, 2015 we had several services contracts for which delivery had not yet occurred.  We don’t expect professional services revenue to be a significant share of our total revenue in the future, as our workforce capacity to provide such services without creation of a dedicated consulting team is limited.

Cost of Revenue decreased by $78,042, or 19%, during the 2015 Period.  General decrease in cost of revenue is attributable to the reorganization of our client service team, which resulted in a decrease in our payroll and benefits expense associated with revenue generating activities.  During the 2014 Period, we invested significant effort into the streamlining of our client on-boarding and client training processes by producing a suite of training materials and manuals.  Due to improvements in usability and the user interface of our Platform, we were able to move several members of our client service team to research and development and formed a smaller Customer Success team, which continues to be classified in cost of revenue.   Our Customer Success team has expanded during the 2015 Period, as our revenue continues to increase.  In addition, the cost of revenue in the 2015 Period included approximately $70,000 of costs associated with professional services revenue, compared to only $9,790 during the same period of last year.  The increase resulted from several projects focused on advanced data integration and individual mobile apps development.

Gross Profit increased by $845,743 or 553%, during the 2015 Period.  In a SaaS model, the cost to deliver revenue increases at a much smaller rate than revenue itself.  As we retain existing customers and acquire new customers, our gross profit is expected to increase.

Sales and Marketing expense increased by $164,155, or 23%, during the 2015 Period.  This increase is attributable to approximately $30,000 in commission and referral fees paid in 2015 Period to a third party for promotion of our Platform and services. Sales related travel increased by approximately $30,0000 and compensation increased by approximately $88,000.  The remainder of the increase is related to the higher rate of spending on marketing campaigns, tradeshows, sales team travel and timing of these activities.

Research and Development expense increased by $204,491, or 25%, during the 2015 Period.  An increase of approximately $51,000 is attributable to general increases in payroll and related costs of our developer team and an increase of approximately $154,000 is attributable to an internal reorganization within the workforce that allowed us to increase our Product team with focus on development of new Platform features and functionalities.

General and Administrative expense decreased by $110,551 or 11%, during the 2015 Period, mostly due to a $73,000  decrease in legal and professional costs and a $26,000 decrease in bank transaction fees.

Interest Expense increased by $748,824, or 24%, during the 2015 Period.  Approximately $309,000 of the increase was attributable to the increase in the face value of our debt and the remaining $440,000 of the increase was mainly due to the increase in debt discount amortization and to a lesser extent due to amortization of capitalized financing costs from the Comerica LSA transaction.

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

Financing Activities and Sources of Cash

Net cash provided by financing activities during the nine months ended September 30, 2015 was $3,777,637.  We received proceeds of $3,750,000 from the issuance of convertible notes under the convertible note facility established in 2014. See Note 2 in our Condensed Consolidated Financial Statements accompanying this report on Form 10-Q.

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

The table below summarizes convertible notes issued as of September 30, 2015 by NPA type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$27,916,266
2014 NPA notes	4,250,000
Total convertible notes, net of discount	$32,166,266

The 2014 NPA Notes have the following terms:

●
a maturity date of the earlier of (i) November 14, 2016or (ii) when, upon or after the occurrence of an Event of Default (as defined in the 2014 NPA), such amounts may be declared due and payable by notice by the holders in the aggregate of 66 2/3 % of the outstanding principal amount of the Notes, except in the case of an bankruptcy related event of default, in which case all outstanding amounts become due and payable without notice or demand, all in accordance with the terms of such note;

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

On June 9, 2014, the Company entered into the LSA with Comerica. The Company borrowed the entire amount available under the LSA ($5,000,000) and used those proceeds to repay the Israel Discount Bank Credit Facility in full.

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

Uses of Cash

During the nine months ended September 30, 2015, we used in operating activities approximately $5,300,000, which was offset by $1,250,000 in cash collected from our customers; of which approximately $2,435,000 was used to pay interest payments on the Notes and bank debt; approximately $2,052,000 was used for payroll, benefits and related costs; approximately $335,000 was used on non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $436,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2015 without registration under the Securities Act:

Between July 1, 2015 and September 30, 2015, we issued $550,000 in principal amount of 2014 NPA notes to one accredited investor. The Notes are convertible into shares of our Common Stock at a per share conversion rate of $1.43.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) of the Securities Act. The recipient of securities in such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. The recipient represented that it was an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. The recipient had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

November 6, 2015	By:	/s/ Amir Elbaz
Amir Elbaz
Chief Executive Officer

November 6, 2015	By:	/s/Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer