Form 10-K
period 2015-12-31
MobileSmith, Inc.
filed 2016-03-17
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐·No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐·No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑·No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑·No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐·No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $13.0 million (based on the closing sale price of $1.50 per share on such date).

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 17, 2016 was 19,827,542.

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

Principal Products and Services

We develop and market a software-as-a-service (“SaaS”) platform that allows non-programmers to rapidly design and build native mobile applications for smartphones and tablets. Our flagship product is the MobileSmith® Platform (the “Platform”).  Platform related services often include data integration and training. We also provide consulting services, which include assistance with design and implementation of mobile strategy, implementation of mobile marketing strategy and the development of mobile apps.

Mode of Operations

In our business model – the customers acquire access to the Platform through user subscription agreements and are able to obtain control of mobile app production. We often refer to our business model as platform-as-a-service ("PaaS"), because we not only offer cloud software to create mobile apps, we offer infrastructure to host the newly created mobile apps and back-office tools to manage those apps.  Out Platform is a truly comprehensive offering and thus more accurately described by the PaaS model.  In the industry and this report terms SaaS and PaaS may be used interchangeably as common reference to cloud computing model.

Our business model allows for creation and management of any desired number of apps by our customers for a monthly subscription fee. The on-demand PaaS model developed using multi-tenant architecture enables end users to visit a website and use the PaaS applications, all via a web browser, with no installation, no special information technology knowledge and no maintenance. The PaaS application is transformed into a service that can be used anytime and anywhere by the end user. Multi-tenant PaaS applications also permit us to add needed functionality to our applications in one location for the benefit of all end users. This capability allows us to provide upgrades universally.

During 2014, for the first time we installed our Platform in a local or a private cloud configuration for one of our government clients.   Our Platform was safely placed behind the firewalls of a government department which would allow the organization to create and manage multiple mobile apps with targeted functionality for targeted audiences without going outside of the secure setting.

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

Our market penetration strategy focuses on three distinct sectors:

Healthcare clients:

Healthcare organizations, such as hospitals and healthcare networks, follow departmental segmentation and focus on a specific territorial reach. Additionally, healthcare organizations are subject to increased regulation as a result of the Affordable Care Act and may be subject to penalties for delivering inefficient care under new Medicare regulations. Hospitals increasingly turn to portfolios of apps to increase efficiency and remain competitive. Outpatient care apps, wellness apps, physician referral apps, appointment apps, discharge apps, facility way-finding apps are just a few example areas where healthcare organizations are increasingly using app portfolios. We believe that the Platform has a significant competitive advantage in the healthcare space due to its ability to deliver a variety of targeted mobile solutions cost effectively.

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

Principal Customers

We had one customer in 2014 and two in 2015 that accounted for more than 10% of the Company’s revenues. Due to fact that revenue generated in both years is low in comparison to overall operating costs, we believe that the loss of any of those customers would not have a significant impact on results of operations.

Research and Development

In 2015 we continued to enhance the Platform with various functionalities sought by current and target customers.  We continuously monitor such demand, rapidly develop the functionalities and make them available to all our customers, current and future.

During 2015, we introduced the following upgrades to the Platform:

●
Capability for our customers to securely connect an app to enterprise back-end systems via REST services (web based architecture commonly used to transfer data among devices over the internet).  This REST connector allows more flexible use cases in our Platform, but, more importantly, allows customers to create apps using data managed by their own security and IT teams. Implementation of REST will allow MobileSmith to address the needs to large enterprise clients

●
Implementation of a user authentication connector supporting OAuth 2.0, a standard for authentication that allows both MobileSmith and its client to create mobile apps, that will display app user specific content.

●
The Platform has been redesigned to offer a better user experience to our customers, both in app creation and design and app content management.

We incurred research and development expenses of approximately $1.4 million and $1.2 million in 2015 and 2014, respectively.

Competition

Generally, three principal solutions exist for enterprises in need of a mobile native (non-HTML 5) application, (a native app is compiled in code that is designed to run specifically on a mobile device and take advantage of all technical aspects of a smart phone; HTML 5 app is a web-site with user interface of an app):

●
A customer may hire an enterprise software application vendor and outsource the creation of a mobile app based on the defined specifications. A customer often does not have control over the creation of the final product and any subsequent modifications of the delivered product.

●
A large company with existing in-staff development teams may acquire a subscription to a Mobile Application Development Platform (“MADP”). MADP space is represented by the following solutions: HP’s Anywhere Mobile Development Platform, SAP’s Sybase Unwired Platform, IBM’s Worklight, KONY Solutions, Appcelerator, and Xamarin(now part of Microsoft). Customers that use an MADP have full control over creation of the mobile apps, but are required to have developers on staff.

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

Intellectual Property

During 2014, we stopped pursuing the majority of our patent applications as we determined that the cost of pursuing them to be greater than the potential protection to be provided by them.  Nevertheless, we do have several patent applications that were filed prior to our change of patent strategy.

We have several trademark applications pending with the U.S. Patent and Trademark Office. These trademarks, if granted, will cover certain names that identify specifics of the Platform user interface.

Employees

As of December 31, 2015, we had 33 full time employees and no part time employees. None of our employees are subject to collective bargaining agreements.

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

We have not yet achieved positive cash flows from operations, and our main source of operating funds is the sale of notes under two convertible note facilities that we implemented. See Item 7, “Management’s Discussion and Analysis “Liquidity and Capital Resources”. Since November 2007 and through the date of this report, we have raised approximately $37 million through these note facilities and we have the ability to raise up to an additional $36 million under such facilities from existing note holders and others upon request. However, no assurance can be provided that we will in fact be able to raise needed amounts through the facilities or through any other sources on commercially reasonable terms. If financing through the note facilities becomes unavailable, we will need to seek other sources of funding.  The inability to raise additional funds when needed, whether through the note facilities or otherwise, may have a material adverse effect on our operations.

A Default by us in respect of the amounts outstanding on the notes outstanding under the note facilities and the commercial bank loans when due in 2016 would enable these creditors to foreclose on our assets.

The Notes currently outstanding under the Convertible Note Facilities, which together with interest accrued as of the date of this report on Form 10-K aggregate approximately $37 million, come due in November 2016.  In addition, we have an outstanding Loan and Security Agreement (the “LSA”) with Comerica Bank in the amount of $5,000,000, which matures in June of 2016 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with a renewed term expiring on May 31, 2016, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

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

Furthermore, the amounts under the LSA as well as approximately $31 million under the Notes, are secured by a lien on our assets. A default by us under these notes or the LSA would enable these creditors to foreclose on our assets. Additionally, the non-renewal of the letter of credit securing the UBS note, which is currently scheduled to expire on May 31, 2016, would also trigger an event of default under the LSA as well as the outstanding notes. Any foreclosure could force us to substantially curtail or cease our operations.

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

Furthermore, many key aspects of networking technology are governed by industry wide standards, which are usable by all market entrants. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products that have enabled us to be successful.

We may be found to infringe on intellectual property rights of others.

Third parties, including customers, may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. Because of the existence of a large number of patents in the mobile apps field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

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

Mr. Avy Lugassy controls Grasford Investments Ltd. (“Grasford”). As of December 31, 2015, Grasford holds 8,830,269, or 45%, of Company’s issued and outstanding common stock and approximately $13.83 million in aggregate principal amount of our promissory notes, which are currently convertible at the election of the holder into approximately an additional 9,668,729 shares of common stock. Being a significant beneficial owner of our company, Mr. Lugassy may exercise significant influence on the Company’s operations acting through the Company’s Board of Directors.

In addition, as of December 31, 2015, Union Bancaire Privée (“UBP”) holds $20,817,180 million in aggregate principal amount of the Notes. Because UBP may convert its Notes upon request, if UBP so converts, it would acquire a significant percentage of our then outstanding shares of common stock and, like Grasford, would be able to exercise significant influence on the Company’s operations as a result.

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

In past three years we had a consistent team of dedicated executives who continue to execute on the Board’s strategy.  However, in the past our executive management team has experienced significant changes, including the resignation of our former Chief Executive Officer in May 2013 and our former interim Chief Executive Officers in May 2009, November 2009 and September 11, 2012.

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

If we cannot attract and retain qualified personnel and/or integrate new members of our executive management team effectively into our business, then our business and financial results may suffer. In addition, all of our executive team works at the same location, which could make us vulnerable to the loss of our entire team in the event of a natural or other disaster. We do not maintain any significant key man insurance policies on any of our employees.

Any future issuance of our shares of common stock could have a dilutive effect on the value of our existing shares of common stock.

The conversion price on our outstanding convertible promissory notes is fixed at $1.43.  As of December 31, 2015 we had $31,055,000 of Notes outstanding convertible into 25,248,251 shares of common stock. As we continue to issue more notes, the number of conversion shares will increase.

As of the date of this report, the Company does not have sufficient shares of common stock authorized to issue all of the shares of common stock into which all the Notes may be converted. It is Company’s plan to call for a special meeting of shareholders in 2016 to increase the number of authorized shares. In addition, if a Noteholder submits notice of conversion and there is not sufficient number of shares available for issuance upon conversion, a Noteholder may request that the Company call a special meeting of the stockholders specifically for the purpose of increasing the number of the authorized shares of common stock at that time.

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

There is currently no active public market for shares of our Common Stock and one may never develop. Our Common Stock is quoted on the OTC Markets, QB Tier. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. Our shares of common stock are traded infrequently. In the 252 trading days for the year ended December 31, 2015, only 45,300 of our shares of common stock were traded, which resulted in an average daily volume of approximately 179 shares. Even an insignificant investment in our shares of common stock may be illiquid.

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

	High	Low

Year Ended December 31, 2014:
First Quarter	$1.30	$1.10
Second Quarter	$1.32	$1.00
Third Quarter	$2.00	$1.15
Fourth Quarter	$1.22	$0.51

Year Ended December 31, 2015:
First Quarter	$1.95	$.65
Second Quarter	$1.75	$1.01
Third Quarter	$1.75	$.61
Fourth Quarter	$1.60	$1.00

As of March 15, 2016 there were 162 holders of record of shares of our common stock.

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

Unregistered Sales of Equity Securities

The following paragraphs set forth certain information with respect to all securities sold by us during the three months ended December 31, 2015 without registration under the Securities Act.

Between October 1 and December 31, 2015, we issued two convertible promissory notes under the 2014 NPA in the aggregate principal amount of $1,300,000.
The financing was completed through a private placement and is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. In claiming the exemption under Section 4(a)(2), the Company relied in part on the following facts: (1) the offer and sale involved one purchaser that holds other notes of the Company; (2) the purchaser had access to information regarding the Company; (3) the purchaser represented that it (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in the Company; (b) was able to bear the economic risk of an investment in the Company; (c) will acquire the Securities for its own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend will be placed on each certificate or other instrument evidencing the Securities.
ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes significant factors affecting the operating results, financial condition and liquidity of MobileSmith for the two-year period ended December 31, 2015. This discussion should be read in conjunction with the financial statements and notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and the more detailed discussion and analysis of our financial condition and results of operations in conjunction with the risks described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Overview

Mobile Apps Industry Developments

The mobile application industry has experienced significant growth in 2015. 72 percent of U.S. adults now report owning a smartphone, according to Pew Research.  In 2016, smartphone users will account for nearly four out of five mobile phone users, according to eMarketer. Smartphone market in the U.S. has reached maturity, with smartphone shipments growth expected to drop to single digits in 2016. Phablets (large phones) now account for 20% of all smartphone volumes, according to a recent IDC report.
In contrast to a few years back, when games or media companies dominated apps, app publishers now come from every industry: banking, retail, healthcare, and government agencies. Supported by venture capital and hedge funds, the app industry has generated a lot of market value and $41 Billion in global revenue, according to App Annie.
The mobile health industry, one of the key focus industries for MobileSmith, has grown considerably in 2015.  The number of consumers who use mobile health apps has doubled - from 16 percent in 2014 to 33 percent today, and the number of consumers who use health wearables increased from 9 percent to 21 percent during the same time, according to an Accenture 2016 Consumer Survey on Patient Engagement.  Consumers most frequently use health apps for fitness (cited by 59 percent), diet/nutrition (52 percent), symptom navigation (36 percent) and accessing their patient portal (28 percent).  A vast majority (90 percent) of consumers said they would be willing to share wearable or app data with medical providers.
Accenture also found that 66 percent of the 100 largest U.S. hospitals offer mobile apps for their patients. 38 of those 100 hospitals have developed health apps in-house rather than by hiring a mobile app vendor.  However, only 2 percent of patients utilize those branded hospital apps, as most of such in-house developed apps deliver poor user experience, inadequate user engagement. We believe, that improved user experience, user engagement, and app marketing will become top priorities in 2016 for branded hospital app development. MobileSmith, as a major provider of mobile development tools to healthcare industry will continue to capitalize on its expert knowledge in patient user experience, user engagement and its ability to shorten the time of app delivery to market.
While hospital apps continue to be a primary growth target for MobileSmith, federal agencies and retail organizations are emerging as an area of strong focus. Federal government is intensifying citizen engagement programs and looking to Mobile App Development Platforms (MADPs) as a cost-effective way to deliver public-facing apps.  Retail shopping apps are now the fastest-growing app category in the U.S., and a necessary tool for ensuring competitive advantage in the marketplace.
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

During 2015, we borrowed a total of $5,050,000 under the 2014 NPA. The aggregate balance of the Notes as of December 31, 2015 was $34,044,128, net of discount of $2,055,302. The Notes under both NPAs mature on November 14, 2016.

Amounts outstanding under the 2007 NPA are secured by a lien on all of our assets.

The table below summarizes convertible notes issued as of December 31, 2015 by NPA type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$28,499,698
2014 NPA notes, net of discount	5,544,430
Total convertible notes	$34,044,128

The 2014 NPA was signed on December 11, 2014.  The aggregate principal amount of  the 2014 NPA Notes that may be issued under the 2014 NPA is limited to $40.0 million.  The 2014 NPA Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, and are subordinated to the $5.0 million outstanding under the Company’s Loan and Security Agreement (the “LSA”) with Comerica Bank and to any convertible secured subordinated promissory notes outstanding under the Company’s existing 2007 NPA.

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

The LSA, which matures in June of 2016, is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) with a renewed term expiring on May 31, 2016, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2015 AND THE YEAR ENDED DECEMBER 31, 2014

Comparison of Operating Results

MobileSmith more than doubled its revenue for the third consecutive year. We added 27 new customers in 2015 compared to 20 customers added in 2014.

Results of Operations

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Revenue	1,820,806	879,086	941,720	107%
Cost of Revenue	458,599	475,486	(16,887)	(4%)
Gross Profit (Loss)	1,362,207	403,600	958,607	238%

Sales and Marketing	1,175,636	962,123	213,513	22%
Research and Development	1,427,172	1,167,263	259,909	22%
General and Administrative	1,231,137	1,354,449	(123,312)	(9%)
Impairment of Long Lived Assets, Net	7,020	66,186	(59,166)	(89%)

Interest Expense	5,241,236	4,418,468	822,768	19%

Revenue increased by $941,720, or 107%.  As the Platform matures, we continue to add new features and extend our market penetration, expand our customer base and retain larger customers with broader ranges of needs in the mobile space who enter into more significant contracts.  Included in the total revenue in 2015 was approximately $162,939 of professional services revenue generated from several of our subscription clients.  Such revenue was $39,460 in 2014.  The professional services consisted of implementation of advanced Platform features, advanced data integration, mobile app development and mobile consulting.  Our workforce capacity to provide professional services is rather limited, that is why we don’t have a standard professional services offering. From time to time we offer those services to clients that we perceive to have strategic, market penetration or other perceived value. In the future we may evaluate a concept of outsourcing some of the professional services work to our trained, certified and vetted partners. We don’t expect professional services revenue to be a significant share of our total revenue in the future.

Cost of Revenue decreased by $16,887, or 4%. Net payroll and related costs component of Cost of Revenue decreased by $74,000 due to reorganization of our Product team and creation of Customer Success team. The above net payroll decrease was offset by $63,000 increase in costs associated with delivery of Professional Services revenue.

Gross Profit increased by $958,607, or 238%.  In a SaaS model, the cost to deliver revenue increases at a much smaller rate than revenue itself.  As we retain current customers and acquire new customers, our gross profit is expected to increase.

Sales and Marketing expense increased by $213,513, or 22%.   This increase is attributable to approximately $89,000 in commissions due to increased sales, and referral fees paid in 2015. Sales payroll increased by approximately $27,000 due to growth in the team size. Sales related travel increased by approximately $30,000. Non-payroll marketing expenditure increased by $69,000, as budgeted.

Research and Development increased by $259,909, or 22%.  An increase of approximately $163,000 is attributable to an internal reorganization within the workforce that expanded our Product team and shifted its focus from customer facing revenue generating activities to research and development. The remainder of the increase relates to a general increase in base compensation expense, incentive compensation expense and workforce additions to our development team.  We believe that the current composition of the Company’s development team is sufficient for implementation of our research and development strategy and to support our growth.

 General and Administrative expense decreased by $123,312, or 9%, primarily due to a decrease in fees paid for legal and professional services and bank fees.

Interest expense increased by $822,768, or 19%.  $386,677 of the increase was attributable to the increase in face value of our debt and remaining $436,091 of the increase was due to the increase in debt discount amortization.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations is the sale of our notes under the Convertible Note Facilities. We need to continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional issuances of Notes, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 months from the date of this report.  Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available to us under the Convertible Note Facilities or otherwise on acceptable terms or at all. Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

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

All notes issued under the 2007 and 2014 NPAs mature on November 14, 2016. In an initial discussion that took place in January of 2016, the Bondholders’ representative and some of the Bondholders indicated their willingness and ability to extend the maturity of the 2007 and 2014 NPAs by two years.

Comerica LSA matures on June 9, 2016 and the Company is currently in discussions with Comerica Bank to extend the maturity of LSA by similar terms for two additional years. The management of the company believes that it will be able to extend maturity dates or refinance all of its debt maturing in 2016 on similar terms.

Uses of Cash

During the year ended December 31, 2015, we used in operating activities approximately $7.0 million, which was offset by $2.3 million in cash collected from our customers; of which approximately $3.0 million was used to pay interest payments on the Notes and bank debt; approximately $2.8 million was used for payroll, benefits and related costs; approximately $477,000 was used on non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and  approximately $675,568 was used for other non-payroll development and general and administrative expenses, which included among other things infrastructure costs, rent, insurance, legal, professional, compliance and other expenditures.

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

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

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

Recoverability and Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets every reporting period or whenever events and circumstances indicate that the value may be impaired.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of MobileSmith, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of MobileSmith, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP
Raleigh, North Carolina
March 17, 2016

MOBILESMITH, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2015	2014

Current Assets
Cash and Cash Equivalents	$580,220	$320,286
Restricted Cash	124,988	125,000
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $16,050 and $11,500, respectively	183,350	193,907
Prepaid Expenses and Other Current Assets	69,552	64,973
Total Current Assets	958,110	704,166

Property & Equipment, Net	98,963	116,567
Capitalized Software, Net	390,518	507,217
Intangible Assets, Net	55,099	72,604
Other Assets	6,264	21,312
Total Other Assets	550,844	717,700
Total Assets	$1,508,954	$1,421,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$45,717	$94,862
Accrued Expenses	247,858	106,668
Accrued Interest	350,613	501,957
Capital Lease Obligations	30,877	28,378
Deferred Revenue	1,007,970	579,264
Bank Loan	5,000,000	-
Convertible Notes Payable, Related Parties, Net of Discount	33,363,488	-
Convertible Notes Payable, Net of Discount	680,640	-
Total Current Liabilities	40,727,163	1,311,129

Long-Term Liabilities
Bank Loan	-	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	-	25,985,330
Convertible Notes Payable, Net of Discount	-	680,640
Capital Lease Obligations	83,761	114,637
Deferred Rent	53,592	61,010
Total Long-Term Liabilities	137,353	31,841,617
Total Liabilities	40,864,516	33,152,746

Commitments and Contingencies (Note 6)
Stockholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and December 31, 2014	-	-
Common Stock, $0.001 par value, 45,000,000 shares authorized, 19,827,542 shares issued and outstanding at December 31, 2015 and December 31, 2014	19,828	19,828
Additional Paid-in Capital	97,545,601	97,453,374
Accumulated Deficit	(136,920,991)	(129,204,082)
Total Stockholders' Deficit	(39,355,562)	(31,730,880)
Total Liabilities and Stockholders' Deficit	$1,508,954	$1,421,866

The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2015	2014
REVENUES:
Subscription and Support	$1,657,867	$819,626
Professional Services and Other	162,939	59,460
Total Revenue	1,820,806	879,086
COST OF REVENUES:
Subscription and Support	358,257	456,382
Professional Services and Other	100,342	19,104
Total Cost of Revenue	458,599	475,486

GROSS PROFIT	1,362,207	403,600
OPERATING EXPENSES:
Sales and Marketing	1,175,636	962,123
Research and Development	1,427,172	1,167,263
General and Administrative	1,231,137	1,354,449
Impairment of Long Lived Assets, Net	7,020	66,186
Total Operating Expenses	3,840,965	3,550,021
LOSS FROM OPERATIONS	(2,478,758)	(3,146,421)

OTHER INCOME (EXPENSE):
Other Income	3,085	6,482
Interest Expense, Net	(5,241,236)	(4,418,468)
Gain on Reversal of a Liability	-	169,861
Gain on Debt Extinguishment	-	50,129
Total Other Expense	(5,238,151)	(4,191,996)

NET LOSS	$(7,716,909)	$(7,338,417)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	$(0.39)	$(0.37)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	19,827,542	19,827,542

The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,716,909)	$(7,338,417)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	162,447	164,252
Bad Debt Expense (Gain on Reversal of Bed Debt)	(1,450)	22,000
Amortization of Debt Discount	2,335,151	1,899,060
Share Based Compensation	85,233	76,825
Impairment of long lived assets	7,020	66,186
Gain on debt extinguishment	-	(50,129)
Changes in Assets and Liabilities:
Accounts Receivable	12,007	(167,022)
Prepaid Expenses and Other Assets	10,469	27,042
Accounts Payable	(49,145)	35,961
Deferred Revenue	428,706	415,396
Accrued and Other Expenses	(17,572)	86,336
Net Cash Used in Operating Activities	(4,744,043)	(4,762,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(17,658)	(11,391)
Net Cash Used in Investing Activities	(17,658)	(11,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	195,316	131,757
Deposit of Cash to Restricted Account	(195,304)	(125,000)
Repayment of Bank Loan	-	(5,000,000)
Proceeds from Bank Loan	-	5,000,000
Proceeds from Issuance of Long Term Debt	5,050,000	4,890,000
Repayments of Debt Borrowings	(28,377)	(26,084)
Net Cash Provided by Financing Activities	5,021,635	4,870,673

NET INCREASE IN CASH AND CASH EQUIVALENTS	259,934	96,772
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	320,286	223,514
CASH AND CASH EQUIVALENTS, END OF PERIOD	$580,220	$320,286

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$3,042,537	$2,249,503

Non-Cash Investing and Financing Activities:
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$6,994	$4,316,566

The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional
		$0.001	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

BALANCES, DECEMBER 31, 2013	19,827,542	$19,828	$93,059,983	$(121,865,665)	$(28,785,854)

Equity-Based Compensation	-	-	76,825	-	76,825
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt	-	-	2,695,714	-	2,695,714
Non-cash Capital Contribution from Related Parties from the Extinguishment of Related Party Debt Resulting from May 12, 2014 Debt Modification	-	-	1,620,852	-	1,620,852
Net Loss	-	-	-	(7,338,417)	(7,338,417)

BALANCES, DECEMBER 31, 2014	19,827,542	$19,828	$97,453,374	$(129,204,082)	$(31,730,880)

Equity-Based Compensation		-	85,233	-	85,233
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt		-	6,994	-	6,994
Net Loss		-	-	(7,716,909)	(7,716,909)

BALANCES, DECEMBER 31, 2015	19,827,542	$19,828	$97,545,601	$(136,920,991)	$(39,355,562)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

1.	SUMMARY OF BUSINESS AND DESCRIPTION OF GOING CONCERN

Description of Business and Going Concern
MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013. The Company develops software products and services and targets businesses whose need is to connect with their stakeholders (customers, employees, broader public) through a variety of mobile devices and do so with the fastest time to market possible, while by-passing the need to write a single line of code. The Company’s flagship product is the MobileSmith® Platform (the “Platform”). The Platform is an innovative app development platform that enables organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code.

These consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, which was created to explore the concept of a consumer targeted mobile app development platform.  From time to time, the Company may create additional wholly-owned subsidiaries in order to test various new services as a part of its research and development process.  This subsidiary has not had material activity in 2014 or 2015.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2015 and 2014, the Company incurred net losses, as well as negative cash flows from operations, and at December 31, 2015 and 2014, had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. Since November 2007, the Company has been funding its operations, in part, from the proceeds of the issuance of notes under a convertible secured subordinated note facility which was established in 2007, as well as, an unsecured convertible subordinated note facility established in 2014. As of December 31, 2015, the Company had $36,105,000 of face value outstanding under these facilities and the Company is entitled to sell to the investors additional notes under these facilities in an amount not exceeding $36,995,000 when requested to by the Company, subject to the terms and conditions specified in these facilities. There can be no assurance that the Company will in fact be able to raise additional capital through these facilities or even from other sources on commercially acceptable terms or at all.

The Notes under 2007 and 2014 NPA are mature in November of 2016 and the Comerica LSA matures in June of 2016. The Company management is actively negotiating extension of maturity on the 2007 and 2014 NPAs by at least two years and refinancing of Comerica LSA by extending its maturity.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements, deferral of certain revenues, share-based compensation, allowance for accounts receivable, estimated useful lives of property and equipment, recoverability of capitalized software asset and other long lived assets and fair value of convertible debt including gain on debt extinguishment. Actual results could differ from those estimates.

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

Cost of Revenues
Cost of revenues includes salaries of customer support teams, costs of infrastructure that supports the Platform, expenses for outsourced work to fulfill the contracted work, and amortization charges for the Platform.

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

During 2012, the Platform was substantially completed. During 2013, the Company’s development efforts became more driven by market requirements and rapidly changing customers’ needs. As a result, the Company’s development team adopted the Agile iterative approach to software development. Due to Agile’s short development cycles and focus on rapid production, the Company ceased capitalizing software development costs mid-way through 2013 as the documentation produced under the Agile method did not meet requirements necessary to establish technological feasibility. No development costs were capitalized in 2014 or 2015 and the Company does not expect to capitalize substantial development costs in the future.

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

During 2015, the Company recorded a loss on impairment of intangible assets in the amount of $7,020, mostly related to impairment of previously capitalized software, which were replaced with new functionality in our Platform.

Advertising Costs
Advertising costs consist primarily of industry related tradeshows and marketing campaigns. Advertising costs are expensed as incurred, or the first time the advertising takes place, applied consistently based on the nature of the advertising activity. The amounts related to advertising during 2015 and 2014 were $342,718 and $284,677, respectively.

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

The Company did not grant share-based compensation in 2014 and 2015.

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

Recently Issued Accounting Pronouncements
The Company evaluates new significant accounting pronouncements at each reporting period. For the year ended December 31, 2015, the Company did not adopt any new pronouncement that had or is expected to have a material effect on the Company’s presentation of its consolidated financial statements.

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

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40) effective for the Company starting with fiscal year 2016. The standard extends going concern assessment to management of the Company by standardizing and codifying the assessment in the accounting standards, whereas previously such assessment requirements were documented in the auditing standards literature. The Standard is not expected to have significant impact on the Company until such time when the substantial doubt to continue as a going concern in regards to the Company is alleviated, if and when alleviated.

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets, referred to as "Lessees", to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.

Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. See Notes 5 and 6 for the Company's current lease commitments. The Company is currently in the process of evaluating the impact that this new leasing ASU will have on its financial statements.

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

3.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

	December 31,	December 31,
	2015	2014

Computer hardware	$85,547	$67,890
Computer software	37,884	37,884
Furniture and fixtures	78,919	78,918
Office equipment	7,193	7,832
Leasehold improvements	34,162	34,162
	243,705	226,686
Less accumulated depreciation	(144,742)	(110,119)
Property and equipment, net	$98,963	$116,567

Capitalized software consists of the following:

	December 31,	December 31,
	2015	2014

Capitalized software	$756,175	$768,535
Less accumulated amortization	(365,657)	(261,318)
Capitalized software, net	$390,518	$507,217

During the years ended December 31, 2015 and 2014, the Company recorded depreciation and amortization expense related to its property, equipment and capitalized software of $144,942 and $146,747, respectively.

The Company also recorded an impairment charge of $7,020 and $17,304 related to capitalized software during years ended December 31, 2015 and 2014, respectively.

4.	INTANGIBLE ASSETS

The following table summarizes information about the Company’s intangible assets:

	December 31, 2015			December 31, 2014
	Gross		Net	Gross		Net
Asset Category	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired license and costs	$108,534	$59,435	$49,099	$108,534	$43,930	$64,604
Other	10,000	4,000	6,000	10,000	2,000	8,000
Total	$118,534	$63,435	$55,099	$118,534	$45,930	$72,604

For the years ended December 31, 2015 and 2014, the aggregate amortization expense on the above intangibles was $17,505 in each of the years.

During 2014, the Company abandoned two of its patents and impaired patent development and application costs previously capitalized. The Company recorded an impairment charge of $48,883, which was included in Impairment of Long Lived Assets in the Consolidated Statement of Operations.

The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2014:

Year ending December 31:
2016	$17,505
2017	17,505
2018	17,505
2019	2,584
$55,099

5.	DEBT

The table below summarizes the Company’s debt at December 31, 2015 and December 31, 2014:

Debt Description	December 31,	December 31,
	2015	2014	Maturity	Rate

Comerica Bank LSA	$5,000,000	$5,000,000	June 2016	3.85%
Capital lease obligations - Noteholder lease	92,270	113,093	August 2019	8.00%
Capital lease obligations - office furniture	22,368	29,922	September 2016	9.80%
Convertible notes - related parties, net of discount of $2,010,743 and $4,338,901, respectively	33,363,488	25,985,330	November 2016	8.00%
Convertible notes, net of discount of $50,129	680,640	680,640	November 2016	8.00%
Total debt	39,158,766	31,808,985

Less: current portion of long term debt
Capital lease obligations	30,877	28,378
Comerica Bank LSA	5,000,000	-
Convertible notes - related parties, net of discount of $2,010,743	33,363,488	-
Convertible notes, net of discount of $50,129	680,640	-
Total current portion of long term debt	39,075,005	28,378

Debt - long term	$83,761	$31,780,607

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

During 2015, the Company raised gross proceeds of $5,050,000 from the private placement to UBP under 2014 NPA (the “2014 NPA Note”).

The table below summarizes convertible notes issued as of December 31, 2015 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$28,499,698
2014 NPA notes, net of discount	5,544,430
Total convertible notes	$34,044,128

Convertible notes issued under 2014 NPA

The aggregate principal amount of convertible unsecured subordinated promissory notes (the “2014 NPA Notes”) that may be issued under the 2014 NPA is $40 million.  The 2014 NPA Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, and are subordinated to the $5 million outstanding under the Company’s Loan and Security Agreement (the “LSA”) with Comerica Bank and to any convertible secured subordinated promissory notes outstanding under the Company’s existing 2007 NPA program.

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

Related Party Convertible Notes under 2007 and 2014 NPAs

Grasford, the Company’s largest stockholder, owns $13,826,282 in face value amount of 2007 NPA Notes as of December 31, 2015. Grasford is controlled by Avy Lugassy, one of the Company’s principal shareholder .

UBP owns $20,817,180 in combined face value amount of 2007 and 2014 NPA Notes as of December 31, 2015 and is considered a significant beneficial owner.

Crystal Management owns $730,769 in face value amount of 2007 NPA Notes as of December 31, 2015. Crystal Management is controlled by Doron Roethler, the second largest shareholder of the Company.

Interest expense for 2015 for convertible notes was $5,020,148, including amortization of discount of $2,335,151.
Interest expense for 2014 for convertible notes was $4,196,918, including amortization of discount of $1,899,060.

IDB Credit Facility and Comerica LSA

The Company had an outstanding promissory note with Israel Discount Bank (“IDB”) dated December 6, 2010 that had a maturity date of May 31, 2014 (the “IDB Credit Facility”).  Borrowings under the IDB Credit Facility were guaranteed by Atlas Capital SA (“Atlas”) and subsequent to the merger between Atlas and Mirelis InvesTrust SA (“Mirelis”), by Mirelis. The IDB Credit Facility was further secured by an extended irrevocable standby letter of credit (“SBLC”) issued by UBS Private Bank with an expiration date of November 30, 2015.  The Company received confirmation that it will not be required to re-pay any fees associated with previous or future guarantees of the Company's bank loan through issuance of the SBLC by UBS.  As such, in 2014 the Company reversed previously accrued fees associated with the issuance of the SBLC in the IDB transaction and recorded a $169,861 gain on reversal of previously recorded liabilities.

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
●
secured by an extended irrevocable SBLC issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with an initial term expiring on May 31, 2015, which term is automatically renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date (no such notice has been given and SBLC was extended to expire on May 31, 2016); and

●
acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including but not limited to, failure by the Company to perform its obligations, observe the covenants made by it under the LSA, failure to renew the UBS AG SBLC, and insolvency of the Company.

The IDB to Comerica loan transfer in 2014 was accounted for under the guidance of ASC 470 “Debt” as debt extinguishment.  The $12,500 in bank fees that the Company paid to Comerica in connection with entering into the LSA was recorded as loss on extinguishment.  The approximately $30,000 in legal fees were deferred as deferred financing costs and are charged to interest expense over the life of the LSA.

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

The payments on the lease are made monthly. The balance of the lease as of December 31, 2015 was $92,270.

In September 2013 the Company purchased furniture for its new office by execution of a five-year non-cancellable lease, which is accounted for as a capital lease. The unpaid balance on the lease as of December 31, 2015 is $22,368.

The table below details future payments under capital leases:

Year:
2016	$39,259
2017	39,259
2018	34,189
2019	19,412
132,119
Less amount representing interest	(17,481)
Capital lease obligations	$114,638

6.	COMMITMENTS AND CONTINGENCIES

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

The table below summarizes the Company’s future obligations under the new office and vehicle leases:

Year:

2016	$165,678
2017	167,786
2018	172,418
2019	44,082
Total	$549,964

Rent expense for the years ended December 31, 2015 and 2014 was $155,116 and $155,472, respectively.

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

Common Stock

The Company is authorized to issue 45,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2015, the Company had 19,827,542 shares of common stock outstanding. Holders of the Company’s shares of common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at December 31, 2015 and 2014.

Equity Compensation Plans

2004 Equity Compensation Plan

The Company adopted its 2004 Equity Compensation Plan (the “2004 Plan”) as of March 31, 2004. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, and other direct stock awards to employees (including officers) and directors of the Company as well as to certain consultants and advisors. The total number of shares of common stock reserved for issuance under the 2004 Plan is 5,000,000 shares, subject to adjustment in the event of a stock split, stock dividend, recapitalization, or similar capital change. The Company can’t make any new grants under the plan

 The exercise price for incentive stock options granted under the above plans is required to be no less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. Incentive stock options typically have a maximum term of 10 years, except for option grants to 10% stockholders, which are subject to a maximum term of five years. Non-statutory stock options have a term determined by either the Board of Directors or the Compensation Committee of the Board of Directors. Options granted under the plans are not transferable, except by will and the laws of descent and distribution.

A summary of the status of the stock option issuances as of December 31, 2015 and 2014, and changes during the periods ended on these dates is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding, December 31, 2013	530,378	$1.99
Cancelled	(126,717)	3.72
Issued	-	-
Outstanding, December 31, 2014	403,661	1.45
Cancelled	(42,312)	1.53
Issued	-	-
Outstanding, December 31, 2015	361,349	$1.44	3.62	$53,707
Vested and exercisable, December 31, 2015	273,494	$1.38	3.96	$48,840

At December 31, 2015, $60,941 of unvested expense remains to be recorded related to all options outstanding.

Exercise prices for options outstanding as of December 31, 2015 ranged between $.90 and $1.95.

8.	INCOME TAXES

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

The balances of deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2015	2014
Net current deferred income tax assets related to:
Allowance for doubtful accounts	$81,000	$84,000
Depreciation and amortization	141,000	140,000
Impairment charges	30,000	18,000
Stock-based compensation expenses	91,000	91,000
Accrued liabilities	11,000	11,000
Other	7,000	7,000
Net operating loss carryforwards	33,617,000	31,580,000
Total	33,978,000	31,931,000
Less valuation allowance	(33,978,000)	(31,931,000)
Net current deferred income tax	$-	$-

Under US GAAP, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense related to continuing operations differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Tax benefit computed at statutory rate of 34%	$(2,623,749)	$(2,495,000)
State income tax benefit, net of federal effect	(351,428)	(334,000)
Permanent differences
Stock based compensation	32,861	30,000
Debt discount amortization	900,294	732,000
Other	(4,978)	(18,000)
Change due to increase in NOL carryforward from 15 to 20 years	-	(861,000)
Change in valuation allowance - continuing operations	2,047,000	2,946,000
Totals	$-	$-

As of December 31, 2015, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $82 million, which expire between 2018 and 2038. For state tax purposes, the NOL carryforwards expire between 2016 and 2031. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2015.

9.	MAJOR CUSTOMERS AND CONCENTRATIONS

A customer that individually generates more than 10% of revenue is considered a major customer.

For the year ended December 31, 2015, two customers accounted for 27% of the Company’s revenue. Three customers accounted for 72% of net accounts receivable balance as of December 31, 2015.

For the year ended December 31, 2014, one customer accounted for 20% of the Company’s revenue. Two customers accounted for 79% of net accounts receivable balance as of December 31, 2014.

10.	EMPLOYEE BENEFIT PLAN

All full time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of $28,000 and $23,236 to the plan during 2015 and 2014, respectively.

11.	SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the Company sold one 2014 NPA Note to UBP in the total amount of $1,000,000 on the same terms as the currently outstanding 2014 NPA Note. The note matures on November 14, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In making the assessment of adequate internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management believes that our internal control over financial reporting was effective as of December 31, 2015.

During our fourth quarter ended December 31, 2015, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2016 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS

(a)	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(b)   Exhibits

Exhibit                                 Description
No.

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

MOBILESMITH INC.
(Registrant)

/s/ Amir Elbaz	/s/ Gleb Mikhailov
Amir Elbaz	Gleb Mikhailov,
Chief Executive Officer & Chairman (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: March 17, 2016	Date: March 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 17, 2016	By:	/s/ Amir Elbaz
Amir Elbaz
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

March 17, 2016	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer
(principal financial and accounting officer)

March 17, 2016	By:	/s/ Ronen Shviki
Ronen Shviki
Director

March 17, 2016	By	/s/ Jon Campbell
Jon Campbell
Director

EXHIBIT INDEX

Exhibit No.	Description

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