Form 10-Q
period 2016-03-31
MobileSmith, Inc.
filed 2016-05-06
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, there were 19,827,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2016

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2016	2015
	(unaudited)
Current Assets
Cash and Cash Equivalents	$366,258	$580,220
Restricted Cash	73,527	124,988
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $16,050	396,163	183,350
Prepaid Expenses and Other Current Assets	71,382	69,552
Total Current Assets	907,330	958,110

Property & Equipment, Net	94,912	98,963
Capitalized Software, Net	363,512	390,518
Intangible Assets, Net	50,725	55,099
Other Assets	2,502	6,264
Total Other Assets	511,651	550,844
Total Assets	$1,418,981	$1,508,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$101,048	$45,717
Accrued Expenses	200,628	247,858
Accrued Interest	355,395	350,613
Capital Lease Obligations	31,535	30,877
Deferred Revenue	1,315,122	1,007,970
Bank Loan	5,000,000	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	34,662,120	33,363,488
Convertible Notes Payable, Net of Discount	680,640	680,640
Total Current Liabilities	42,346,488	40,727,163

Long-Term Liabilities
Capital Lease Obligations	75,626	83,761
Deferred Rent	50,928	53,592
Total Long-Term Liabilities	126,554	137,353
Total Liabilities	42,473,042	40,864,516

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common Stock, $0.001 par value, 45,000,000 shares authorized, 19,827,542 shares issued and outstanding at March 31, 2016 and December 31, 2015	19,828	19,828
Additional Paid-in Capital	97,965,453	97,545,601
Accumulated Deficit	(139,039,342)	(136,920,991)
Total Stockholders' Deficit	(41,054,061)	(39,355,562)
Total Liabilities and Stockholders' Deficit	$1,418,981	$1,508,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended
	March 31,	March 31,
	2016	2015
REVENUES:
Subscription and Support	$471,130	$396,188
Professional Services and Other	-	30,000
Total Revenue	471,130	426,188
COST OF REVENUES:
Subscription and Support	115,321	59,469
Professional Services and Other	5,063	9,273
Total Cost of Revenue	120,384	68,742

GROSS PROFIT	350,746	357,446
OPERATING EXPENSES:
Sales and Marketing	235,724	292,199
Research and Development	406,543	340,140
General and Administrative	352,973	314,566
Total Operating Expenses	995,240	946,905
LOSS FROM OPERATIONS	(644,494)	(589,459)

OTHER INCOME (EXPENSE):
Other Income	8,039	379
Interest Expense, Net	(1,481,896)	(1,267,136)
Total Other Expense	(1,473,857)	(1,266,757)

NET LOSS	$(2,118,351)	$(1,856,216)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	$(0.11)	$(0.09)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	19,827,542	19,827,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,118,351)	$(1,856,216)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	40,630	40,567
Bad Debt Expense (Gain on Reversal of Bad Debt)	-	(6,000)
Amortization of Debt Discount	697,233	583,432
Share Based Compensation	21,251	21,308
Changes in Assets and Liabilities:
Accounts Receivable	(212,813)	75,871
Prepaid Expenses and Other Assets	1,932	(18,138)
Accounts Payable	55,331	11,292
Deferred Revenue	307,152	(101,110)
Accrued and Other Expenses	(45,112)	(177,651)
Net Cash Used in Operating Activities	(1,252,747)	(1,426,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(5,199)	(4,916)
Net Cash Used in Investing Activities	(5,199)	(4,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	51,461	49,752
Proceeds from Issuance of Long Term Debt	1,000,000	1,700,000
Repayments of Debt Borrowings	(7,477)	(6,871)
Net Cash Provided by Financing Activities	1,043,984	1,742,881

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(213,962)	311,320
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	580,220	320,286
CASH AND CASH EQUIVALENTS, END OF PERIOD	$366,258	$631,606

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$775,723	$804,328

Non-Cash Investing and Financing Activities
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$398,601	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED MARCH 31, 2016
(unaudited)

	Common Stock		Additional
		$0.001	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Totals
BALANCES, DECEMBER 31, 2015	19,827,542	$19,828	$97,545,601	$(136,920,991)	$(39,355,562)

Equity-Based Compensation		-	21,251	-	21,251
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt		-	398,601	-	398,601
Net Loss		-		(2,118,351)	(2,118,351)

BALANCES, MARCH 31, 2016	19,827,542	$19,828	$97,965,453	$(139,039,342)	$(41,054,061)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended March 31, 2016
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

These condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, which was created to explore the concept of a consumer targeted mobile app development platform.  From time to time, the Company may create additional wholly-owned subsidiaries in order to test various new services as a part of its research and development process.  The subsidiary has not had material activity in 2016.

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

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of March 31, 2016. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2016 and 2015, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

The Company evaluates new significant accounting pronouncements at each reporting period. For the period ended March 31, 2016, the Company did not adopt any new pronouncement that had or is expected to have a material effect on the Company’s presentation of its condensed consolidated financial statements. All pronouncements that are expected to affect future year financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

2.   DEBT

The table below summarizes the Company’s debt at March 31, 2016 and December 31, 2015:

Debt Description	March31,	December31,
	2016	2015	Maturity	Rate

Comerica Bank LSA	$5,000,000	$5,000,000	June 2016	3.85%
Capital lease obligations - Noteholder lease	86,800	92,270	August 2019	8.00%
Capital lease obligations - office furniture	20,361	22,368	September 2016	9.80%
Convertible notes - related parties, net of discount of $1,712,111 and $2,010,743, respectively	34,662,120	33,363,488	November 2016	8.00%
Convertible notes, net of discount of $50,129	680,640	680,640	November 2016	8.00%
Total debt	40,449,921	39,158,766

Less: current portion of long term debt
Capital lease obligations	31,535	30,877
Comerica Bank LSA	5,000,000	5000000
Convertible notes - related parties, net of discount of $1,712,111 and $2,010,743, respectively	34,662,120	33,363,488
Convertible notes, net of discount of $50,129	680,640	680,640
Total current portion of long term debt	40,374,295	39,075,005

Debt - long term	$75,626	$83,761

Convertible Notes

During the three months ended March 31, 2016, the Company privately placed $1,000,000 in principal amount of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”). The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a per share conversion price of $1.43. The market value of the Company’s common stock on the date of issuance of the $1,000,000 2014 NPA Note to UBP was higher than the conversion price, which resulted in a beneficial conversion feature of $398,601 and corresponding debt discount, which is being amortized into interest expense through the maturity of the Note.

The table below summarizes convertible notes issued as of March 31, 2016 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$29,082,353
2014 NPA notes, net of discount	6,260,407
Total convertible notes, net of discount	$35,342,760

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through August 2019. Total amount financed under these capital leases at March 31, 2016 was $107,161.  This obligation is included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:
2016	$29,444
2017	39,259
2018	34,189
2019	19,412
122,304
Less amount representing interest	(15,143)
Capital lease obligations	$107,161

The Company leases its office space in Raleigh, North Carolina pursuant to a lease with an initial term that expires in March 2019.  The lease contains an option to renew for two three-year terms.  In addition, the Company leases a vehicle pursuant to a lease that expires in July 2016.

The table below summarizes the Company’s future obligations under its office and vehicle operating leases:

Year:

2016	$124,146
2017	167,786
2018	172,418
2019	44,082
Total	$508,432

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

4.   EQUITY COMPENSATION

The following is a summary of the stock option activity for the three months ended March 31, 2016:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2015	361,349	$1.44
Cancelled	(75,000)	1.50
Issued	-	-
Outstanding, March 31, 2016	286,349	$1.42	2.62	$166,338
Vested and exercisable, March 31, 2016	223,285	$1.36	2.93	$142,084

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at March 31, 2016 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at March 31, 2016, as reported on the Over-the-Counter Bulletin Board, was $2.00 per share.

At March 31, 2016, $39,690 unvested expense has yet to be recorded related to outstanding stock options.

5.   MAJOR CUSTOMERS AND CONCENTRATION

For the three months ended March 31, 2016, one major customer accounted for 15% of total revenues and one customer accounted for 62% of the accounts receivable balance.  For the three months ended March 31, 2015, three major customers accounted for 44% of total revenues and three customers accounted for 66% of the accounts receivable balance.

6.   SUBSEQUENT EVENTS

On April 14, 2016, the Company issued one 2014 NPA Note to UBP in the principal amount of $700,000 on the same terms as the currently outstanding 2014 NPA Notes. The note matures on November 14, 2016.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws.  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, our ability to continue as a going concern, and the sufficiency of our capital resources including funds that we may be able to raise under our convertible note facility, our ability to raise financing from other sources and/or ability to defer expenditures, the impact of the liens on our assets securing amounts owed to third parties, expectation regarding competitors as more and larger companies attempt to market products/services competitive to our company, market acceptance of our new product offerings, including updates to our Platform, rate of new user subscriptions, market penetration of our products and  expectations regarding our revenues and expense,  all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent periodic reports filed with the SEC for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Enterprise clients:

The second sector combines all other large and multi-national enterprise clients, where large-scale customization based on functionality or territory is of the highest value, and other contributors such as time to market, technology reach, and ease of use play important roles. These target clients may include large food chains, media and PR companies, software solutions providers, hardware manufacturers, mortgage brokers and real estate franchises.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2016 (the “2016 Period”) to the Three Months Ended March 31, 2015 (the “2015 Period”).

	Three months ended March 31		Increase (Decrease)
	2016	2015	$	%
Revenue	471,130	426,188	44,942	11%
Cost of Revenue	120,384	68,742	51,642	75%
Gross Profit	350,746	357,446	(6,700)	(2%)

Sales and Marketing	235,724	292,199	(56,475)	(19%)
Research and Development	406,543	340,140	66,403	20%
General and Administrative	352,973	314,566	38,407	12%

Interest Expense	1,481,896	1,267,136	214,760	17%

Revenue increased by $44,942, or 11%.  As the Platform evolves, we continue to add new features and extend our market penetration, expand our customer base and retain larger customers with broader ranges of needs in the mobile space who enter into more significant contracts for subscription revenue.  Included in the total revenue in the 2015 Period was $30,000 of professional services revenue generated from one of our subscription clients.    The professional services consisted of implementation of advanced Platform features, advanced data integration and mobile consulting. No such services were provided during 2016 period. We don’t expect professional services revenue to be a significant share of our total revenue in the future. Our revenues were impacted by one major contract for which revenue recognition has been deferred and has not yet started as of March 31, 2016 due to specifics of US GAAP (“United States Generally Accepted Accounting Principles”) revenue recognition requirements for sale of software products and services. Such deferred revenue was approximately $600,000, which comprised approximately 44% of the total deferred revenue balance. Once all revenue recognition criteria are met, the revenue will be recognized in accordance with our revenue recognition policy.

Cost of Revenue increased by $51,642 or 75%. General increase in cost of revenue is attributable to the reorganization and growth of our Customer Success team, which resulted in growth in payroll and benefits cost of approximately $35,000.  Our Customer Success team expanded during the 2015 period as our revenue continues to increase.  In addition, the cost of revenue included $11,500 of outsourced custom development work, compared to zero during the same period of last year.

Gross Profit decreased by $6,700 or 2%.  Such decrease is attributable to that fact that the Company continued investment into Customer Success team to support the growth in revenue. Due to specifics of US GAAP software revenue recognition rules there are, and may occur in the future, situations where the recognition of revenue is deferred, but the costs to deliver such revenue are recognized when incurred, resulting in gross profit growth lagging the growth in revenues.

Sales and Marketing expense decreased by $56,475, or 19%.   A decrease of approximately $18,000 is attributable to turnover in our sales and marketing team. Additionally, a decrease of approximately $27,000 is attributable to a decrease in volume of marketing campaigns and tradeshows as we re-evaluated our key marketing activities with a goal of accelerating the spending in the following quarter.

Research and Development expense increased by $66,403 or 20%.  This increase is mostly attributable to an increase in payroll and related costs as a result of expanding our developer team, as well as increase in team’s general compensation levels as we continue to compete for top talent in a highly competitive labor market for software engineers and developers.

General and Administrative expense increased by $38,407 or 12% during the 2016 period. There was not a single significant source for such an increase, but rather a combination of small increases, which included increase in payroll expense, general legal and compliance costs, modest investments in hardware and software tools, change in bad debt expense and other expenses.

Interest Expense increased by $214,760 or 17%.  Approximately $102,000 of the increase was attributable to the increase in the face value of our debt and the remaining $113,000 of the increase was mainly due to the increase in non-cash debt discount amortization.

 Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations is the sale of our notes under our two convertible note facilities, both of which expire in November 2016. We need to continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional issuances of Notes, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 months from the date of this report.  Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available to us under the convertible note facilities or otherwise on acceptable terms or at all. The convertible note facilities are scheduled to expire on November 14, 2016 and all outstanding notes thereunder, which stood at $37,805,000 as of the date of this report, are to come due and payable. Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Nonetheless, there are factors that can impact our ability to continue to fund our operating the next twelve months. These include:

●	our ability to expand revenue volume;

●	our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	our continued need to reduce our cost structure while simultaneously expanding the breadth of our business, enhancing our technical capabilities, and pursing new business opportunities.

●	the refusal of the lenders under the convertible note facilities to extend the facility or the due date of the outstanding notes thereunder beyond November 14, 2016.

In addition, if UBS were to elect to not renew the irrevocable letter of credit issued by it beyond May 31, 2016, the currently scheduled expiration date, then such non-renewal will result in an event of default under our Loan and Security Agreement (the “LSA”) with Comerica Bank, at which time all amounts outstanding thereunder, which are approximately $5,000,000 as of the date of this report, will become due and payable. Currently, the letter of credit is automatically extended for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  As of the date of this report on Form 10Q, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

All notes issued under the 2007 and 2014 NPAs mature on November 14, 2016. In an initial discussion that took place in January of 2016 and subsequent discussion, the Bondholders’ representative and some of the Bondholders indicated their willingness and ability to extend the maturity of the 2007 and 2014 NPAs by two years. However, no assurance can be provided that we will be successful in obtaining any such extension on terms commercially acceptable to us or at all.

The LSA is scheduled to mature on June 9, 2016 and the Company is currently in discussions with Comerica Bank to extend the maturity of LSA by similar terms for two additional years. The management of the company believes that it will be able to extend maturity dates or refinance all of its debt maturing in 2016 on similar terms. No assurance can be provided that we will be successful in obtaining an extension on commercially reasonable terms or at all.

Uses of Cash

During the three months ended March 31, 2016, we used in operating activities approximately $1.8 million, which was offset by $600,000 in cash collected from our customers; of which approximately $775,000 was used to pay interest payments on the Notes and bank debt; approximately $740,000 was used for payroll, benefits and related costs; approximately $95,000 was used on non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $230,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

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

Going Concern

Our independent registered public accounting firm has issued an emphasis of matter paragraph in their report included in the Annual Report on Form 10-K for the year ended December 31, 2015 in which they express substantial doubt as to our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2016 without registration under the Securities Act:

Between January 1, 2016 and March 31, 2016, we issued to one accredited investor $1,000,000 in principal amount of our convertible notes under the 2014 Note Purchase Agreement. The note is convertible into shares of our Common Stock at a per share conversion rate of $1.43. All notes issued under this facility are scheduled to mature on November 14, 2016.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

May 6, 2016	By:	/s/ Amir Elbaz
Amir Elbaz
Chief Executive Officer

May 6, 2016	By:	/s/Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer