Form 10-Q
period 2016-06-30
MobileSmith, Inc.
filed 2016-08-04
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016, there were 19,827,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2016

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2016	December 31, 2015
Current Assets
Cash and Cash Equivalents	$582,027	$580,220
Restricted Cash	125,001	124,988
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $99,300 and $16,050, Respectively	399,257	183,350
Prepaid Expenses and Other Current Assets	70,387	69,552
Total Current Assets	1,176,672	958,110

Property & Equipment, Net	96,764	98,963
Capitalized Software, Net	336,505	390,518
Intangible Assets, Net	46,352	55,099
Other Assets	-	6,264
Total Other Assets	479,621	550,844
Total Assets	$1,656,293	$1,508,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$86,658	$45,717
Accrued Expenses	225,486	247,858
Accrued Interest	369,895	350,613
Capital Lease Obligations	32,208	30,877
Deferred Revenue	1,560,718	1,007,970
Bank Loan	-	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	-	33,363,488
Convertible Notes Payable, Net of Discount	-	680,640
Total Current Liabilities	2,274,965	40,727,163

Long-Term Liabilities
Bank Loan	5,000,000	-
Convertible Notes Payable, Related Parties, Net of Discount	36,531,560	-
Convertible Notes Payable, Net of Discount	680,640	-
Capital Lease Obligations	67,317	83,761
Deferred Rent	48,264	53,592
Total Long-Term Liabilities	42,327,781	137,353
Total Liabilities	44,602,746	40,864,516

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at June 30, 2016 and December 31, 2015	-	-
Common Stock, $0.001 Par Value, 100,000,000 and 45,000,000 Shares Authorized At June 30, 2016 and December 31, 2015, Respectively; 19,827,542 Shares Issued and Outstanding at June 30, 2016 and December 31, 2015	19,828	19,828
Additional Paid-in Capital	98,062,577	97,545,601
Accumulated Deficit	(141,028,858)	(136,920,991)
Total Stockholders' Deficit	(42,946,453)	(39,355,562)
Total Liabilities and Stockholders' Deficit	$1,656,293	$1,508,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2016	June, 30 2015	June, 30 2016	June, 30 2015
REVENUES:
Subscription and Support	$494,169	$377,545	$965,299	$773,733
Professional Services and Other	4,154	30,000	4,154	60,000
Total Revenue	498,323	407,545	969,453	833,733
COST OF REVENUES:
Subscription and Support	93,048	74,229	208,369	133,698
Professional Services and Other	51,179	14,272	56,242	23,545
Total Cost of Revenue	144,227	88,501	264,611	157,243

GROSS PROFIT	354,096	319,044	704,842	676,490
OPERATING EXPENSES:
Sales and Marketing	325,450	267,047	561,174	559,246
Research and Development	400,856	333,685	807,399	673,825
General and Administrative	399,388	283,887	752,361	598,453
Total Operating Expenses	1,125,694	884,619	2,120,934	1,831,524
LOSS FROM OPERATIONS	(771,598)	(565,575)	(1,416,092)	(1,155,034)

OTHER INCOME (EXPENSE):
Other Income	3,529	1,111	11,568	1,490
Interest Expense, Net	(1,221,447)	(1,311,617)	(2,703,343)	(2,578,753)
Total Other Expense	(1,217,918)	(1,310,506)	(2,691,775)	(2,577,263)

NET LOSS	$(1,989,516)	$(1,876,081)	$(4,107,867)	$(3,732,297)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	$(0.10)	$(0.09)	$(0.21)	$(0.19)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	19,827,542	19,827,542	19,827,542	19,827,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,107,867)	$(3,732,297)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	81,624	81,007
Bad Debt Expense (Gain on Reversal of Bad Debt)	83,250	(6,000)
Amortization of Debt Discount	1,092,547	1,166,864
Share Based Compensation	42,501	42,617
Changes in Assets and Liabilities:
Accounts Receivable	(299,157)	(93,822)
Prepaid Expenses and Other Assets	5,429	(4,069)
Accounts Payable	40,941	(51,949)
Deferred Revenue	552,748	50,507
Accrued and Other Expenses	(8,418)	(149,735)
Net Cash Used in Operating Activities	(2,516,402)	(2,696,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(16,665)	(9,683)
Net Cash Used in Investing Activities	(16,665)	(9,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	114,112	97,385
Deposit of Cash to Restricted Account	(114,125)	(97,385)
Proceeds From Issuance of Long Term Debt	2,550,000	3,200,000
Repayments of Debt Borrowings	(15,113)	(13,556)
Net Cash Provided by Financing Activities	2,534,874	3,186,444

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,807	479,884
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	580,220	320,286
CASH AND CASH EQUIVALENTS, END OF PERIOD	$582,027	$800,170

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$1,570,647	$1,558,498

Non-Cash Investing and Financing Activities
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$474,475	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED JUNE 30, 2016
(unaudited)

	Common Stock		Additional
		$0.001	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Totals
BALANCES, DECEMBER 31, 2015	19,827,542	$19,828	$97,545,601	$(136,920,991)	$(39,355,562)

Equity-Based Compensation		-	42,501	-	42,501
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt		-	474,475	-	474,475
Net Loss		-	-	(4,107,867)	(4,107,867)
BALANCES, JUNE 30, 2016	19,827,542	$19,828	$98,062,577	$(141,028,858)	$(42,946,453)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2016
(unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013. The Company develops software products and services and targets businesses who need to connect with their stakeholders (customers, employees, broader public) through a variety of mobile devices and do so within the fastest time to market possible, while by-passing the need to write a single line of code. The Company’s flagship product is the MobileSmith® Platform (the “Platform”). The Platform is an innovative app development platform that enables organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code.

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

The Company’s principal products and services include:

●
subscription to its Software as a Service ("SaaS") cloud based mobile app development platform to customers who design and build their own apps;
●
dedicated internal and secure mobile development platform for the U.S. Department of Defense and related contractors;
●
custom mobile application design and development services;
●
mobile application marketing services; and
●
mobile strategy implementation consulting.

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of June 30, 2016. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 on file with the SEC (the “Annual Report”)

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2016 and 2015, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

The Company evaluates new significant accounting pronouncements at each reporting period. For the period ended June 30, 2016, the Company did not adopt any new pronouncement that had or is expected to have a material effect on the Company’s presentation of its condensed consolidated financial statements.
In March 2016, the FASB, issued a new accounting standard intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance includes provisions to reduce the complexity related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that this new standard will have on its condensed consolidated financial statements and related disclosures.

2.   DEBT

The table below summarizes the Company’s debt outstanding at June 30, 2016 and December 31, 2015:

Debt Description	June 30,	December 31,
	2016	2015	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2018	3.85%
Capital lease obligations - Noteholder lease	80,980	92,270	August 2019	8.00%
Capital lease obligations - office furniture	18,545	22,368	August 2018	9.80%
Convertible notes - related parties, net of discount of $1,392,671 and $2,010,743, respectively	36,531,560	33,363,488	November 2018	8.00%
Convertible notes, net of discount of $50,129	680,640	680,640	November 2018	8.00%
Total debt	42,311,725	39,158,766

Less: current portion of long term debt
Capital lease obligations	32,208	30,877
Comerica Bank LSA	-	5,000,000
Convertible notes - related parties, net of discount of $2,010,743	-	33,363,488
Convertible notes, net of discount of $50,129	-	680,640
Total current portion of long term debt	32,208	39,075,005

Debt - long term	$42,279,517	$83,761

Convertible Notes

During the six months ended June 30, 2016, the Company privately placed $2,550,000 in principal amount of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”). The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a per share conversion price of $1.43.

On May 17, 2016, the Company and the holders of the majority of the aggregate outstanding principal amount of 2014 NPA Notes and holders of the majority of the aggregate outstanding principal amount of the Secured Promissory Notes (the “2007 NPA Notes”) issued under the Convertible Secured Subordinated Note Purchase Agreement dated November 14, 2007 (the "2007 NPA”) agreed to extend to November 14, 2018 the maturity date of the 2014 NPA Notes and the 2007 NPA Notes. Except as so extended, all of the terms relating to the outstanding 2007 Notes and the 2014 Notes continue in full force and effect. The Company is entitled to utilize the amounts available for future borrowing under each of the 2007 Note Purchase Agreement and the 2014 Note Purchase Agreement through November 14, 2018.

As a result of modification, any unamortized discount will be amortized into interest expense through the new maturity date of November 14, 2018.

The market value of the Company’s common stock on the date of each issuance of issuance of the 2014 NPA Notes to UBP was higher than the conversion price, which resulted in a beneficial conversion feature totaling $474,475 and corresponding debt discount, which is being amortized into interest expense through the maturity of the Notes.

The table below summarizes convertible notes issued as of June 30, 2016 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$29,428,736
2014 NPA notes, net of discount	7,783,464
Total convertible notes, net of discount	$37,212,200

Comerica LSA

On May 24, 2016, the Company and Comerica Bank entered into First Amendment to Loan and Security Agreement with Comerica Bank dated June 9, 2014, extending to June 6, 2018 the maturity date of the outstanding loan thereunder, which was originally scheduled to become due on June 6, 2016.

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment and office furniture under capital lease agreements that expire through August 2019. Total amount financed under these capital leases at June 30, 2016 was $99,525.  This obligation is included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:
2016	$19,629
2017	39,259
2018	34,189
2019	19,412
112,489
Less amount representing interest	(12,964)
Capital lease obligations	$99,525

The Company leases its office space in Raleigh, North Carolina pursuant to a lease with an initial term that expires in March 2019.  The lease contains an option to renew for two additional three-year lease terms.  In addition, the Company leaseda vehicle pursuant to a lease that expired in July 2016.

The table below summarizes the Company’s future obligations under its office and vehicle operating leases:

Year:
2016	$82,315
2017	167,786
2018	172,418
2019	44,082
Total	$466,601

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

4.   EQUITY AND EQUITY BASED COMPENSATION

In May 2016, the Company’s shareholders voted to increase the authorized shares of Common Stock from 45 million to 100 million shares. The increase became effective on June 7, 2016.

In May 2016, the Company’s shareholders authorized adoption of the approved MobileSmith Inc. 2016 Equity Compensation Plan for officers, directors, employees and consultants, initially reserving for issuance thereunder 15,000,000 shares of Common Stock. As of June 30, 2016, no equity based compensation has been awarded under the 2016 Equity Compensation Plan.

The following is a summary of the stock option activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2015	361,349	$1.44
Cancelled	(75,000)	1.50
Issued	-	-
Outstanding, June 30, 2016	286,349	1.42	2.37	$36,628
Vested and exercisable, June 30, 2016	234,014	$1.38	2.62	$34,894

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at June 30, 2016 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at June 30, 2016, as reported on the Over-the-Counter Bulletin Board, was $1.40 per share.

At June 30, 2016, $18,735 unvested expense has yet to be recorded related to outstanding stock options.

5.   MAJOR CUSTOMERS AND CONCENTRATION

For the six months ended June 30, 2016, one major customer accounted for 15% of total revenues and one customer accounted for 60% of the accounts receivable balance.  For the six months ended June 30, 2015, two major customers accounted for 33% of total revenues and five customers accounted for 69% of the accounts receivable balance.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2016 (the “2016 Period”) to the Three Months Ended June 30, 2015 (the “2015 Period”).

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenue	498,323	407,545	90,778	22%
Cost of Revenue	144,227	88,501	55,726	63%
Gross Profit	354,096	319,044	35,052	11%

Sales and Marketing	325,450	267,047	58,403	22%
Research and Development	400,856	333,685	67,171	20%
General and Administrative	399,388	283,887	115,501	41%

Interest Expense	1,221,447	1,311,617	(90,170)	(7%)

Revenue increased by $90,778 or 22%.  As the Platform evolves, we continue to add new features and extend our market penetration, expand our customer base and retain larger customers with broader range of needs in the mobile space who enter into more significant contracts for subscription revenue.  Included in the total revenue in the 2015 Period was $30,000 of professional services revenue generated from one of our subscription clients.  The professional services consisted of implementation of advanced Platform features, advanced data integration and mobile consulting.   No such revenue was recognized during 2016 Period. We don’t expect professional services revenue to be a significant share of our total revenue in the future. Our revenues were impacted by one major contract for which revenue recognition has been deferred and has not yet started as of June 30, 2016 due to specifics of US GAAP (“United States Generally Accepted Accounting Principles”) revenue recognition requirements for sale of software products and services.  Such deferred revenue was approximately $781,326, which comprised approximately 50% of the total deferred revenue balance.  Once all revenue recognition criteria are met, the revenue will be recognized in accordance with our revenue recognition policy.

Cost of Revenue increased by $55,726 or 63%. The majority of the increase in cost of revenue is attributable to the growth of our Customer Success team, which expanded in the 2016 period, resulting in an increase in payroll and benefits of approximately $33,000. Additionally, cost of revenue included approximately $22,000 increase related to the delivery of professional services for mobile strategy and integration.

Gross Profit increased by $35,052 or 11%.  Such increase is attributable to increased revenues due to a higher volume of clients and larger contract values, offset by the investment into Customer Success team to support the growth in revenue and costs associated with delivery of professional services revenue.

Sales and Marketing expense increased by $58,403 or 22%.  An increase of approximately $24,000 is attributable to an acceleration of marketing campaigns and tradeshows as we identified a need to increase our exposure in the industry. General increase in travel for prospecting and client discovery was higher than the same period in 2015 by approximately $20,000.  Outlays related to marketing related software and automation tools increase by approximately $8,000. Remainder of the increase was attributable to increase in sales and marketing payroll and other general marketing expenses.

Research and Development expense increased by $67,171 or 20%.  This increase is attributable to an increase in payroll and related costs as a result of growth in our development and product teams, as well as increase in teams’ general compensation levels as we continue to compete for top talent in a highly competitive labor market for software engineers and developers.

General and Administrative expense increased by $115,501 or 41% during the 2016 period. An increase of $83,000 is attributable to a non-cash reserve for doubtful accounts. An increase of $20,000 is attributable to a general increase in payroll and benefits, while the remaining increase is a combination of increases in travel, legal and compliance, and administrative costs.

Interest Expense decreased by $90,170 or 7%.  The cash part of interest expense increased by approximately $100,000 due to the increase in the face value of our debt. The cash interest portion was offset by a decrease of approximately $190,000 in debt discount amortization as a result of the discount being amortized over additional two years due to the extension of the maturity date for our convertible debt..

Comparison of the Six Months Ended June 30, 2016 (the “2016 Six Months Period”) to the Six Months Ended June 30, 2015 (the “2015 Six Months Period”).

	Six months ended June 30,		Increase (Decrease)
	2016	2015	$	%
Revenue	969,453	833,733	135,720	16%
Cost of Revenue	264,611	157,243	107,368	68%
Gross Profit	704,842	676,490	28,352	4%

Sales and Marketing	561,174	559,246	1,928	0%
Research and Development	807,399	673,825	133,574	20%
General and Administrative	752,361	598,453	153,908	26%

Interest Expense	2,703,343	2,578,753	124,590	5%

Revenue increased by $135,720 or 16%. As the Platform evolves, we continue to add new features and extend our market penetration, expand our customer base and retain larger customers with broader ranges of needs in the mobile space who enter into more significant contracts for subscription revenue.  Included in the total revenue in the 2015 Period was $60,000 of professional services revenue generated from one of our subscription clients.  The professional services consisted of implementation of advanced Platform features, advanced data integration and mobile consulting. No such revenue was recognized during 2016 Period. We don’t expect professional services revenue to be a significant share of our total revenue in the future. Our revenues were impacted by one major contract for which revenue recognition has been deferred and has not yet started as of June 30, 2016 due to specifics of US GAAP revenue recognition requirements for sale of software products and services. Such deferred revenue was approximately $781,000, which comprised approximately 50% of the total deferred revenue balance. Once all revenue recognition criteria are met, the revenue will be recognized in accordance with our revenue recognition policy.

Cost of Revenue increased by $107,368 or 68%. An increase of $67,000 is attributable to the growth of our Customer Success team, which expanded since the middle of 2015, resulting in an increase in payroll and benefit expenses. An increase of $21,000 is attributable to the delivery of professional services. An increase of $11,000 is attributable to increased costs for platform maintenance following an increase in customer volume and other performance enhancements.

Gross Profit increased by $28,352 or 4%. Such increase is attributable to increased revenues due to a higher volume of clients and larger contract values, offset by increase in costs to deliver such revenue.

Sales and Marketing increased by $1,928. Sales and marketing spend remains comparable to the same period of last year and is in line with budgeted amounts.

Research and Development increased by $133,574 or 20%. This increase is attributable to an increase in payroll and related costs as a result of growth in our development and product teams, as well as increase in teams’ general compensation levels as we continue to compete for top talent in a highly competitive labor market for software engineers and developers.

General and Administrative increased by $153,908 or 26%. An increase of $89,000 is attributable to a non-cash reserve for doubtful accounts. An increase of $23,000 is attributable to a general increase in payroll and benefits. An increase of $12,000 is attributable to an increase in travel expenses. Legal and compliance costs increased approximately $15,000 through a combination of general corporate activities, such as 2016 annual shareholder meeting and the timing of compliance related activities. The remaining increase is a combination of changes in general operational costs, such as insurance, purchases of software and hardware and other general expenditures.

Interest Expense increased by $124,590 or 5%. The cash part of interest expense increased by approximately $200,000 due to the increase in the face value of our debt. The cash interest portion was offset by a decrease of approximately $75,000 in debt discount amortization as a result of the discount being amortized over additional two years due to the extension of the maturity date for our convertible debt.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations is the sale of our notes under our two convertible note facilities, both of which have, as of May 2016, been extended to November 14, 2018 (from November 16, 2016). We need to continue to rely on the facilities until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional issuances of notes under the facility, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations for the next 12 months from the date of this report.  Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available to us under the convertible note facilities or otherwise on acceptable terms or at all. The convertible note facilities are scheduled to expire on November 14, 2018 and all outstanding notes thereunder, which stood at $38,655,000 as of the date of this report, are to come due and payable on such date. Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

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

In addition, if UBS were to elect to not renew the irrevocable letter of credit issued by it beyond May 31, 2017, the currently scheduled expiration date, then such non-renewal will result in an event of default under our Loan and Security Agreement (the “LSA”) with Comerica Bank, at which time all amounts outstanding thereunder, which are approximately $5,000,000 as of the date of this report, will become due and payable. Currently, the letter of credit is automatically extended for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  As of the date of this report on Form 10Q, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

On May 24, 2016, we and Comerica Bank agreed to extend the maturity date of the LSA through June 9, 2018.

Uses of Cash

During the six months ended June 30, 2016, we used in operating activities approximately $3.7 million, which was offset by $1.2 million in cash collected from our customers; of which approximately $1,570,000 was used to pay interest payments on the Notes and bank debt; approximately $1.6 million was used for payroll, benefits and related costs; approximately $246,000 was used on non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $365,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

During the six months ended June 30, 2015, we used in operating activities approximately $3.5 million, which was offset by $800,000 in cash collected from our customers; of which approximately $1,558,000 was used to pay interest payments on the Notes and bank debt; approximately $1,300,000 was used for payroll, benefits and related costs; approximately $223,000 was used on non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $418,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the six months ended June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2016 without registration under the Securities Act:

Between April 1, 2016 and June 30, 2016, we issued to one accredited investor $1,550,000 in principal amount of our convertible notes under the 2014 Note Purchase Agreement. The note is convertible into shares of our Common Stock at a per share conversion rate of $1.43. All notes issued under this facility are scheduled to mature on November 14, 2018.

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

ITEM 5.  OTHER INFORMATION

On July 29, 2016 the Board of Directors of the Company (the “Board”) appointed Bob Dieterle, the Company’s Chief Operating Officer since May 2014, to serve as President of the Company, effective August 1, 2016.  Mr. Dieterle will continue to serve as Chief Operating Officer

On July 29, 2016, Mr. Elbaz was appointed Executive Chairman of the Board with oversight of financial decisions and strategic direction of the Company. In connection with his appointment, Mr. Elbaz resigned from the office of Chief Executive Officer.  Mr. Elbaz will, however, continue to be the Company’s Principal Executive Officer.

Bob Dieterle has been our Chief Operating Officer since May 2014 and our Senior Vice President and General Manager since January 2011. Mr. Dieterle is Chief Innovator of the Company’s flagship product, the MobileSmith™ Platform.  Mr. Dieterle brings with him over 20 years of global technology experience from companies like IBM and Lenovo and is an accomplished thought leader in the adoption and commercialization of emerging technologies at the consumer and enterprise levels. Prior to joining the Company, Mr. Dieterle served as the Executive Director of World Wide Product Management and Marketing of Services at Lenovo from 2006 to 2009. Mr. Dieterle has a B.S. in Electrical Engineering from North Carolina State University, and an M.B.A. from Duke University’s Fuqua School of Business

In connection with his appointment President, Mr. Dieterle annual base salary will increase, effective August 1, 2016, to $180,000.

Mr. Dieterle is not a party to any other material plan, contract or arrangement with the Company, nor has any other material plan, contract or arrangement to which he is a party been modified as a result of his promotion described above.

In addition, Mr. Dieterle does not have any familial relationships or related party transactions with the Company that would require disclosure under Items 401(d) or 404(a) of Regulation S-K in connection with his promotion described above.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of MobileSmith, Inc.. filed as of June 8, 2016 with the Secretary of State of the State of Delaware.

10.1
Ninth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Seventh Amendment to Convertible Secured Subordinated Promissory Notes and Sixth Amendment to Registration Rights Agreement, dated May 17, 2016, by and among MobileSmith, Inc., Grasford Investments LTD. and Union Bancaire Privee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 18, 2016) .

10.2
First Amendment to Convertible Subordinated Note Purchase Agreement and First Amendment to Convertible Subordinated Promissory Notes, dated May 17, 2016, by and among MobileSmith, Inc., and Union Bancaire Privee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 18, 2016).

10.3
First Amendment to Loan and Security Agreement between Comerica Bank and the Company dated May 24, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 2, 2016)

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

August 4, 2016	By:	/s/ Amir Elbaz
Amir Elbaz
Executive Chairman (Principal Executive Officer)

August 4, 2016	By:	/s/Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)