Form 10-Q
period 2016-09-30
MobileSmith, Inc.
filed 2016-11-09
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, there were 19,827,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2016

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2016	2015
Current Assets
Cash and Cash Equivalents	$392,759	$580,220
Restricted Cash	73,143	124,988
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $33,300 and $16,050, Respectively	231,855	183,350
Prepaid Expenses and Other Current Assets	66,253	69,552
Total Current Assets	764,010	958,110

Property & Equipment, Net	114,099	98,963
Capitalized Software, Net	301,143	390,518
Intangible Assets, Net	41,973	55,099
Other Assets	-	6,264
Total Other Assets	457,215	550,844
Total Assets	$1,221,225	$1,508,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$59,350	$45,717
Accrued Expenses	136,653	247,858
Accrued Interest	436,228	350,613
Capital Lease Obligations	36,203	30,877
Deferred Revenue	1,361,565	1,007,970
Bank Loan	-	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	-	33,363,488
Convertible Notes Payable, Net of Discount	-	680,640
Total Current Liabilities	2,029,999	40,727,163

Long-Term Liabilities
Bank Loan	5,000,000	-
Convertible Notes Payable, Related Parties, Net of Discount	37,829,008	-
Convertible Notes Payable, Net of Discount	680,640	-
Capital Lease Obligations and Other Notes Payable	73,356	83,761
Deferred Rent	45,599	53,592
Total Long-Term Liabilities	43,628,603	137,353
Total Liabilities	45,658,602	40,864,516

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at September 30, 2016 and December 31, 2015	-	-
Common Stock, $0.001 Par Value, 100,000,000 and 45,000,000 Shares Authorized At September 30, 2016 and December 31, 2015, Respectively; 19,827,542 Shares Issued and Outstanding at September 30, 2016 and December 31, 2015	19,828	19,828
Additional Paid-in Capital	98,142,126	97,545,601
Accumulated Deficit	(142,599,331)	(136,920,991)
Total Stockholders' Deficit	(44,437,377)	(39,355,562)
Total Liabilities and Stockholders' Deficit	$1,221,225	$1,508,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
REVENUES:
Subscription and Support	$415,166	$463,291	$1,380,465	$1,237,024
Professional Services and Other	-	31,080	4,154	91,080
Total Revenue	415,166	494,371	1,384,619	1,328,104
COST OF REVENUES:
Subscription and Support	138,175	125,600	346,544	259,298
Professional Services and Other	11,418	46,697	67,660	70,242
Total Cost of Revenue	149,593	172,297	414,204	329,540

GROSS PROFIT	265,573	322,074	970,415	998,564
OPERATING EXPENSES:
Sales and Marketing	288,129	307,857	849,303	867,153
Research and Development	446,490	356,098	1,253,889	1,029,923
General and Administrative	257,615	299,029	1,009,976	897,247
Total Operating Expenses	992,234	962,984	3,113,168	2,794,323
LOSS FROM OPERATIONS	(726,661)	(640,910)	(2,142,753)	(1,795,759)

OTHER INCOME (EXPENSE):
Other Income	153,918	594	165,486	2,084
Interest Expense, Net	(997,730)	(1,331,602)	(3,701,073)	(3,910,355)
Total Other Expense	(843,812)	(1,331,008)	(3,535,587)	(3,908,271)

NET LOSS	$(1,570,473)	$(1,971,918)	$(5,678,340)	$(5,704,030)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	$(0.08)	$(0.10)	$(0.29)	$(0.29)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	19,827,542	19,827,542	19,827,542	19,827,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,678,340)	$(5,704,030)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	123,324	121,685
Bad Debt Expense (Gain on Reversal of Bad Debt)	33,300	(10,500)
Amortization of Debt Discount	1,248,736	1,750,296
Share Based Compensation	63,309	63,925
Impairment of Long Lived Assets	8,356	-
Changes in Assets and Liabilities:
Accounts Receivable	(81,805)	(644,305)
Prepaid Expenses and Other Assets	9,563	4,235
Accounts Payable	13,633	(42,827)
Deferred Revenue	353,595	600,870
Accrued and Other Expenses	(33,583)	(147,659)
Net Cash Used in Operating Activities	(3,939,912)	(4,008,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(26,483)	(10,340)
Net Cash Used in Investing Activities	(26,483)	(10,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	166,610	146,083
Deposit of Cash to Restricted Account	(114,765)	(97,388)
Proceeds from Issuance of Long Term Debt	3,750,000	3,750,000
Repayments of Debt Borrowings	(22,911)	(21,057)
Net Cash Provided by Financing Activities	3,778,934	3,777,638

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(187,461)	(241,012)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	580,220	320,286
CASH AND CASH EQUIVALENTS, END OF PERIOD	$392,759	$79,274

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$2,397,504	$2,289,464

Non-Cash Investing and Financing Activities
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$533,216	$-
Financed Purchase of a Vehicle	$18,365	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED SEPTEMBER 30, 2016
(unaudited)

	Common Stock		Additional
		$0.001	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Totals
BALANCES, DECEMBER 31, 2015	19,827,542	$19,828	$97,545,601	$(136,920,991)	$(39,355,562)

Equity-Based Compensation		-	63,309	-	63,309
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt		-	533,216	-	533,216
Net Loss		-	-	(5,678,340)	(5,678,340)
BALANCES, SEPTEMBER 30, 2016	19,827,542	$19,828	$98,142,126	$(142,599,331)	$(44,437,377)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2016
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

These condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiary, which was created to explore the concept of a consumer targeted mobile app development platform.  From time to time, the Company may create additional wholly-owned subsidiaries in order to test various new services as a part of its research and development process.  The subsidiary has not had material activity in 2016.

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

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of September 30, 2016. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2016 and 2015, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

The Company evaluates new significant accounting pronouncements at each reporting period. For the period ended September 30, 2016, the Company did not adopt any new pronouncement that had or is expected to have a material effect on the Company’s presentation of its condensed consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (FASB), issued a new accounting standard intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance includes provisions to reduce the complexity related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that this new standard will have on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued new guidance to address how specific cash receipts and payments are classified in cash flow statements, to reduce diversity in practice. The new standard is effective for annual periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Accounting Standards Update (ASU) calls for application of retrospective transition method to each period presented. The Company is currently evaluating the impact of ASU and plans to adopt its provisions for the annual period ending December 31, 2016.

2.   DEBT

The table below summarizes the Company’s debt outstanding at September 30, 2016 and December 31, 2015:

Debt Description	September 30,	December 31,
	2016	2015	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2018	3.85%
Capital lease obligations - Noteholder lease	75,526	92,270	August 2019	8.00%
Capital lease obligations - office furniture	16,201	22,368	August 2018	9.80%
Capital lease obligations - vehicle	17,832	-	July 2021	5.59%
Convertible notes - related parties, net of discount of $1,295,223 and $2,010,743, respectively	37,829,008	33,363,488	November 2018	8.00%
Convertible notes, net of discount of $50,129	680,640	680,640	November 2018	8.00%
Total debt	43,619,207	39,158,766

Less: current portion of long-term debt
Capital lease obligations	36,203	30,877
Comerica Bank LSA	-	5,000,000
Convertible notes - related parties, net of discount of $2,010,743	-	33,363,488
Convertible notes, net of discount of $50,129	-	680,640
Total current portion of long-term debt	36,203	39,075,005

Debt - long-term	$43,583,004	$83,761

Convertible Notes

During the nine months ended September 30, 2016, the Company privately placed $3,750,000 in principal amount of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”). The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a per share conversion price of $1.43.

On May 17, 2016, the Company and the holders of the majority of the aggregate outstanding principal amount of 2014 NPA Notes and holders of the majority of the aggregate outstanding principal amount of the Secured Promissory Notes (the “2007 NPA Notes”) under the Convertible Secured Subordinated Note Purchase Agreement dated November 14, 2007 (the "2007 NPA”) agreed to extend to November 14, 2018 the maturity date of the 2014 NPA Notes and the 2007 NPA Notes. Except as so extended, all of the terms relating to the outstanding 2007 Notes and the 2014 Notes continue in full force and effect. The Company is entitled to utilize the amounts available for future borrowing under each of the 2007 Note Purchase Agreement and the 2014 Note Purchase Agreement through November 14, 2018.

As a result of modification, any unamortized discount will be amortized into interest expense through the new maturity date of November 14, 2018.

The market value of the Company’s common stock on the date of each issuance of the 2014 NPA Notes to UBP was higher than the conversion price, which resulted in a beneficial conversion feature totaling $533,216 and corresponding debt discount, which is being amortized into interest expense through the maturity of the Notes.

The table below summarizes convertible notes issued as of September 30, 2016 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$29,547,833
2014 NPA notes, net of discount	8,961,815
Total convertible notes, net of discount	$38,509,648

Comerica LSA

On May 24, 2016, the Company and Comerica Bank entered into First Amendment to Loan and Security Agreement with Comerica Bank dated June 9, 2014, extending to June 6, 2018 the maturity date of the outstanding loan thereunder, which was originally scheduled to become due on June 6, 2016.

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment, office furniture and company vehicle under capital lease agreements that expire through July 2021. Total amount financed under these capital leases at September 30, 2016 was $109,559.  This obligation is included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:
2016	$10,692
2017	43,477
2018	38,407
2019	23,631
2020	4,219
Thereafter	2,461
Total	122,887
Less amount representing interest	(13,328)
Capital lease obligations	$109,559

The Company leases its office space in Raleigh, North Carolina pursuant to a lease with an initial term that expires in March 2019.  The lease contains an option to renew for two additional three-year lease terms.

The table below summarizes the Company’s future obligation under its office lease:

Year:
2016	$41,381
2017	167,786
2018	172,418
2019	44,082
Total	$425,667

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

4.   EQUITY AND EQUITY BASED COMPENSATION

In May 2016, the Company’s shareholders voted to increase the number of authorized shares of Common Stock from 45 million to 100 million shares. The increase became effective on June 7, 2016.

In May 2016, the Company’s shareholders approved the adoption of the MobileSmith Inc. 2016 Equity Compensation Plan for officers, directors, employees and consultants, initially reserving for issuance thereunder 15,000,000 shares of Common Stock. As of September 30, 2016, options to purchase 468,860 shares of Common Stock were granted under  2016 Equity Compensation Plan.

The following is a summary of the stock option activity for the nine months ended September 30, 2016:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2015	361,349	$1.44
Cancelled	(122,983)	1.55
Issued	468,860	1.50
Outstanding, September 30, 2016	707,226	1.46	5.27	$13,113
Vested and exercisable, September 30, 2016	206,230	$1.36	2.38	$13,113

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at September 30, 2016 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at September 30, 2016, as reported on the OTCQB Venture Marketplace, was $1.25 per share.

At September 30, 2016, $264,886 unvested expense has yet to be recorded related to outstanding stock options.

5.   MAJOR CUSTOMERS AND CONCENTRATION

For the nine months ended September 30, 2016, one major customer accounted for 16% of total revenues and three customers accounted for 67% of the accounts receivable balance.  For the nine months ended September 30, 2015, two major customers accounted for 31% of total revenues and three customers accounted for 81% of the accounts receivable balance.

6.   SUBSEQUENT EVENTS

On October 21, 2016, the Company issued one 2014 NPA Note to UBP in the principal amount of $900,000 on the same terms as the currently outstanding 2014 NPA Notes.  The note matures on November 14, 2018.

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

RESULTS OF OPERATIONS

Third Quarter 2016 Highlights

We continuously evaluate capabilities of our Platform and seek new industries where our Platform can deliver the greatest value.  We also continuously evaluate needs of our current and potential customers, including healthcare customers, and seek to align our product offerings, new Platform features and customer service focus with those needs.  During 2016 we concluded that in order to sustain our revenue growth, our Platform should be complemented by additional features that would produce for our customers accelerated return on investment by targeting specific challenging pain points in their operations.  The newly adopted strategy was introduced during third quarter of 2016 and materialized in the  creation of a suite of app Blueprints - which are fully customizable apps that can be rapidly tailored by our customers to their own organization's structure and needs and quickly deployed to address their own specific variation of existing industry pain point.  Our current suite of app Blueprints targets customers in healthcare space.  We have amassed over the past several years much experience in the mobile healthcare space and our new app Blueprints are designed to share that expertise with our Platform customers in a manner that is scalable and in line with our SaaS recurring revenue model.

Comparison of the Three Months Ended September 30, 2016 (the “2016 Period”) to the Three Months Ended September 30, 2015 (the “2015 Period”).

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenue	415,166	494,371	(79,205)	(16)%
Cost of Revenue	149,593	172,297	(22,704)	(13)%
Gross Profit	265,573	322,074	(56,501)	(18)%
Sales and Marketing	288,129	307,857	(19,728)	(6)%
Research and Development	446,490	356,098	90,392	25%
General and Administrative	257,615	299,029	(41,414)	(14)%

Interest Expense	997,730	1,331,602	(333,872)	(25)%

Revenue decreased by $79,205 or 16%.   The decrease is attributable to decreased sales mainly due to our re-evaluation of the Platform offerings driven by changes in customer needs and implementation of our new strategy, which resulted in changes to our sales and marketing operations.  The implementation resulted in delayed sales execution and higher than expected customer churn. In addition, our revenues were impacted by one major contract for which revenue recognition has been deferred in compliance with US GAAP (“United States Generally Accepted Accounting Principles”) revenue recognition requirements for sale of software products and services.  Such deferred revenue totaled approximately $783,000 which comprised approximately 60% of the total deferred revenue balance.  Once all revenue recognition criteria are met, the revenue will be recognized in accordance with our revenue recognition policy.

Cost of Revenue decreased by $22,704 or 13%.  A decrease of $34,000 was primarily attributable to the one-time payment in the 2015 period of a commission in respect of the securing of a contract; additional decrease of approximately $39,000 in costs of services related to a contract that ended in September 2015. The decreases were offset by an increase of $52,000 in cost of revenue attributable to the growth of our Customer Success team resulting from the reorganization of our existing workforce in the 2016 Period.

Gross Profit decreased by $56,501 or 18%. The decrease is attributable to decreased revenues, in addition to reorganization of our existing internal workforce which resulted in expansion of our Customer Success team.

Sales and Marketing expense decreased by $19,728 or 6%.  Payroll and sales commissions decreased by approximately $45,000, offset by increase of $33,000 in marketing campaign spending.  The remainder of the decrease is attributable to the decrease in sales and marketing related travel.

Research and Development expense increased by $90,392 or 25%.  This increase is attributable to an increase in payroll and related costs as a result of growth in our development and product teams, an increase in teams' general compensation levels and increase in recruiting fees, as we continue to compete for top talent in a highly competitive labor market for software engineers and developers.

General and Administrative expense decreased by $41,414 or 14% during the 2016 period. A decrease of $66,000 is attributable to the reversal of a non-cash reserve for doubtful accounts recorded during 2016 Period, offset by an increase in President's compensation upon promotion, increase in number of Board directors and other general administrative costs.

Interest Expense decreased by $333,872 or 25%.  The cash part of interest expense increased by approximately $93,000 due to the increase in the face value of our convertible debt. The cash interest portion was offset by a decrease of approximately $427,000 in debt discount amortization as a result of the discount being amortized over an additional two years attributable to the extension of the maturity date for our convertible debt, which was implemented in May 2016.

Comparison of the Nine Months Ended September 30, 2016 (the “2016 Nine Months Period”) to the Nine Months Ended September 30, 2015 (the “2015 Nine Months Period”).

	Nine months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
Revenue	1,384,619	1,328,104	56,515	4%
Cost of Revenue	414,204	329,540	84,664	26%
Gross Profit	970,415	998,564	(28,149)	(3)%
Sales and Marketing	849,303	867,153	(17,850)	(2)%
Research and Development	1,253,889	1,029,923	223,966	22%
General and Administrative	1,009,976	897,247	112,729	13%

Interest Expense	3,701,073	3,910,355	(209,282)	(5)%
Revenue increased by $56,515 or 4%, which is considered flat in comparison to our past growth.  The revenue was flat primarily due to re-evaluation of our Platform offerings driven by changes in customer needs and the implementation of our new strategy, which resulted in changes to our sales and marketing operation.  The implementation resulted in delayed sales execution and higher than expected customer churn. In addition, our revenues were impacted by one major contract for which revenue recognition has been deferred in compliance with US GAAP (“United States Generally Accepted Accounting Principles”) revenue recognition requirements for sale of software products and services.   Such deferred revenue totaled approximately $783,000, which comprised approximately 60% of the total deferred revenue balance. Once all revenue recognition criteria are met, the revenue will be recognized in accordance with our revenue recognition policy.

Cost of Revenue  increased by $84,664 or 26%. An increase of $126,000 is attributable to the growth of our Customer Success team resulting from the reorganization of our existing workforce in the 2016 Nine Months Period.  Such increase is offset by a decrease in cost of services related to a development services contract that ended in September 2015.

Gross Profit  decreased by $28,149 or 3%.  The decrease is attributable to decreased revenues, in addition to reorganization of our existing internal workforce which resulted in expansion of our Customer Success team.

Sales and Marketing expense decreased by $17,850 or 2%. The decrease is mostly due to decrease in commissions resulting from decreased level of sales.

Research and Development expense increased by $223,966 or 22%. This increase is attributable to an increase in payroll and related costs due to the growth of our development and product teams, as well as increase in teams’ general compensation levels as we continue to compete for top talent in a highly competitive labor market for software engineers and developers.

General and Administrative expense increased by $112,729 or 13%. Bad debt expense increased by approximately $23,000. An increase of $39,000 is attributable to a general increase in payroll and benefits related expenses, as well as an increase in board member compensation due to the addition of a new board member.  Legal and compliance costs increased by approximately $19,000. The remaining increase is a combination of changes in general operational costs, such as insurance, purchases of software and hardware and other general expenditures.

Interest Expense decreased by $209,282 or 5%. The cash part of interest expense increased by approximately $290,000 due to the increase in the face value of our debt. The cash interest portion was offset by a decrease of approximately $500,000 in debt discount amortization as a result of the discount being amortized over an additional two years due to the extension of the maturity date for our convertible debt which was implemented in May 2016.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations continues to be  the sale of our notes under our two convertible note facilities.  In May 2016 we extended to November 14, 2018 (from November 16, 2016) the maturity date of the notes outstanding under this facility. We are also authorized to utilize the facilities through November 2018.  We need to continue to rely on the facilities until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional issuances of notes under the facility, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations for the next 12 months from the date of this report on Form 10-Q.  Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available to us under the convertible note facilities or otherwise on acceptable terms or at all. The convertible note facilities are scheduled to expire on November 14, 2018 and all outstanding notes thereunder, which stood at $40,755,000 as of the date of this report, are to come due and payable on such date. Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

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

On May 24, 2016, we and Comerica Bank agreed to extend the maturity date of the LSA to June 9, 2018.

Uses of Cash

During the nine months ended September 30, 2016, we used in operating activities approximately $5.6 million, which was offset by $1.7 million in cash collected from our customers.  The uses of cash were as follows: approximately $2.4 million was used to pay interest payments on the convertible notes and bank debt; approximately $2.4 million for payroll, benefits and related costs; approximately $335,000 was used for non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $450,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

During the nine months ended September 30, 2015, we used in operating activities approximately $5.3 million, which was offset by $1.3 million in cash collected from our customers.  The uses of cash were as follows: approximately $2.3 million was used to pay interest payments on the convertible notes and bank debt; approximately $2.0 million was used for payroll, benefits and related costs; approximately $335,000 was used for non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $436,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the nine months ended September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2016 without registration under the Securities Act:

Between July 1, 2016 and September 30, 2016, we issued to one accredited investor $1,200,000 in principal amount of our convertible notes under the 2014 Note Purchase Agreement. The note is convertible into shares of our Common Stock at a per share conversion rate of $1.43. All notes issued under this facility are scheduled to mature on November 14, 2018.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Letter Agreement dated as of August 1, 2016 between MobileSmith, Inc. and Randy Tomlin (Incorporated herein by reference to the Current Report on Form 8-K filed on August 10, 2016)+

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith).

+ Management Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

November 9, 2016	By:	/s/ Amir Elbaz
Amir Elbaz
Executive Chairman (Principal Executive Officer)

November 9, 2016	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)