Form 10-K
period 2016-12-31
MobileSmith, Inc.
filed 2017-03-22
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐·No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $12.3 million (based on the closing sale price of $1.42 per share on such date).

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 20, 2017 was 19,827,542.

 PART I

Special Note Regarding Forward-Looking Statements

Information set forth in this Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, our ability to continue as a going concern, and the sufficiency of our capital resources including funds that we may be able to raise under our convertible note facility, our ability to raise financing from other sources and/or ability to defer expenditures, the impact of the liens on our assets securing amounts owed to third parties, expectation regarding competitors as more and larger companies attempt to market products/services competitive to our products, market acceptance of our new product offerings, including updates to our Platform, rate of new user subscriptions, market penetration of our products and  expectations regarding our revenues and expenses,  all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” and elsewhere in this report for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1. BUSINESS

General

MobileSmith, Inc. (referred to herein as, “MobileSmith,” the “Company,” “us,” “we,” or “our”) was incorporated in Delaware in August 1993 and became a public company through a self-registration in February 2005. The Company’s common stock trades on the OTC Market (OTC.QB) under the symbol “MOST”.

Principal Products and Services

We develop and market a software-as-a-service (“SaaS”) platform that allows non-programmers to rapidly design and build native mobile applications for smartphones and tablets. Our flagship product is the MobileSmith® Platform (the “Platform”).  Platform related services often include data integration, training and integration of third party services. We also provide consulting services, which include assistance with design and implementation of mobile strategy, implementation of mobile marketing strategy and the development of mobile apps.

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

Target Market and Sales Channels

We identified several trends that are affecting our target market:

●
Mobile devices have transformed the way end-users interact with each other, and allow for new efficiencies for business to structure both customer and employee interactions;
●
Technology departments cannot keep up with the demand for the business transforming apps required by both operational business units and marketing departments;
●
Non-programmers have become accustomed to solving business problems with do-it-yourself (DIY) software technologies, such as website building, business process management, customer relationship management and others.

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

Our market penetration strategy focuses on three distinct sectors:

Healthcare clients:

Healthcare organizations, such as hospitals and healthcare networks, follow departmental segmentation and focus on a specific territorial reach. Additionally, healthcare organizations are subject to increased regulation as a result of the Affordable Care Act (ACA) and may be subject to penalties for delivering inefficient care under new Medicare regulations.  Regardless of whether under the new administration ACA is to stay, to be modified or to be repealed and replaced, the drive to deliver healthcare services cost effectively will remain. As such,  hospitals increasingly turn to portfolios of apps to improve efficiency of care and communication and remain competitive. Outpatient care apps, wellness apps, physician referral apps, appointment apps, discharge apps, facility way-finding apps are just a few example areas where healthcare organizations are increasingly using app portfolios. We believe that the Platform has a significant competitive advantage in the healthcare space due to its ability to deliver a variety of targeted mobile solutions cost effectively.

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

Principal Customers

We had two customers in 2015 and one customer in 2016 that accounted for more than 10% of our revenues. Due to fact that revenue generated in both years is low in comparison to overall operating costs, we believe that the loss of any of those customers would not have a significant impact on results of operations.

Research and Development

In 2016 we continued to enhance the Platform with various functionalities sought by current and target customers.  We continuously monitor such demand, rapidly develop the functionalities and make them available to all our customers, current and future.

During 2016, we introduced the following upgrades and functionalities to the Platform:

●
Added capability for any app created on our Platform to feature a schedule of process milestones with in-app reminders and messages to improve process adherence. Our healthcare customers use this feature to transform preoperative and postoperative care instructions to improve patient experience, reduce cancellations and preventable readmissions.

●
Implemented an App Blueprints ("Blueprints") feature.  Blueprints are fully customizable pre-built apps that were designed to address well known pain points of healthcare industry, such as coordination of care and patient engagement.  With an implementation of "clone app" feature Platform users will not need to build an app from scratch, but rather start with an existing app or one of the Blueprints and adapt the app to the tasks at hand, target specific patient experience concerns, patient care workflows and design needs.

●
Introduced advanced analytics capabilities to determine client usage with the Platform and end app user engagement with apps built on the Platform.

 We incurred research and development expenses of approximately $1.7 million and $1.4 million in 2016 and 2015, respectively.

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

●
The Platform is designed for use by ordinary users who are not professional developers.  The primary users of the Platform within our customers' organizations are marketing and designer teams - individuals who have the best understanding of the behavior and demands of the end users of the apps; and

●	We developed significant expertise in application of mobile app technology in healthcare.

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

Employees

As of December 31, 2016, we had 35 full time employees and no part time employees. None of our employees are subject to collective bargaining agreements.

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

We have not yet achieved positive cash flows from operations, and our main source of operating funds is the sale of notes under two convertible note facilities that we implemented. See Item 7, “Management’s Discussion and Analysis “Liquidity and Capital Resources”. Since November 2007 and through the date of this report, we have raised approximately $43 million through these note facilities and we have the ability to raise up to an additional $31 million under such facilities from existing note holders and others upon request. However, no assurance can be provided that we will in fact be able to raise needed amounts through the facilities or through any other sources on commercially reasonable terms. If financing through the note facilities becomes unavailable, we will need to seek other sources of funding.  The inability to raise additional funds when needed, whether through the note facilities or otherwise, may have a material adverse effect on our operations.

A Default by us in respect of the amounts outstanding on the notes outstanding under the note facilities and the commercial bank loans when due in 2018 would enable these creditors to foreclose on our assets.

The Notes currently outstanding under the Convertible Note Facilities, which together with interest accrued as of the date of this report on Form 10-K aggregate approximately $43 million, come due in November 2018.  In addition, we have an outstanding Loan and Security Agreement (the “LSA”) with Comerica Bank in the amount of $5,000,000, which matures in June of 2018 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with a renewed term expiring on May 31, 2017, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Unless we can defer payment on the notes or such notes are in fact converted into our common stock, of which no assurance can be provided, we will need to find other sources of funding to pay the amounts that are scheduled to come due in November 2018. We also have no commitment from any funding source should UBS elect to not renew the letter of credit.

Furthermore, the amounts under the LSA as well as approximately $31 million under the Notes, are secured by a lien on our assets. A default by us under these notes or the LSA would enable these creditors to foreclose on our assets. Additionally, the non-renewal of the letter of credit securing the UBS note, which is currently scheduled to expire on May 31, 2017, would also trigger an event of default under the LSA as well as the outstanding notes. Any foreclosure could force us to substantially curtail or cease our operations.

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

Mr. Avy Lugassy controls Grasford Investments Ltd. (“Grasford”). As of December 31, 2016, Grasford holds 8,830,269, or 45%, of the Company’s issued and outstanding common stock and approximately $13.83 million in aggregate principal amount of our promissory notes, which are currently convertible at the election of the holder into approximately an additional 9,668,729 shares of common stock. Being a significant owner of our company, Mr. Lugassy may exercise significant influence on our operations through his ability to vote his shares.

In addition, as of the date of this report, Union Bancaire Privée (“UBP”) holds $27,267,180 in aggregate principal amount of the Notes. Because UBP may convert its Notes upon request, if UBP so converts, it would acquire a significant percentage of our then outstanding shares of common stock and, like Grasford, would be able to exercise significant influence on the Company’s operations as a result.

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

The conversion price on our outstanding convertible promissory notes is fixed at $1.43.  As of the date of this report,  we have $41,093,462 of Notes outstanding convertible into 28,736,687 shares of common stock. As we continue to issue more notes, the number of conversion shares will increase.

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

There is currently no active public market for shares of our Common Stock and one may never develop. Our Common Stock is quoted on the OTC Markets, QB Tier. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. Our shares of common stock are traded infrequently and even an insignificant investment in our shares of common stock may be illiquid.

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

Penny Stock Regulations are applicable to investment in shares of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. The Company's corporate office in Raleigh North Carolina consists of approximately 7,000 square feet. The lease term for the premises commenced in July 2013 and continues through December 2018. The lease contains an option to renew for two additional three-year terms.

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

Year Ended December 31, 2015:	High	Low
First Quarter	$1.95	$0.65
Second Quarter	$1.75	$1.01
Third Quarter	$1.75	$0.61
Fourth Quarter	$1.60	$1.00

Year Ended December 31, 2016
First Quarter	$2.00	$0.61
Second Quarter	$2.00	$1.40
Third Quarter	$1.50	$0.75
Fourth Quarter	$1.49	$0.75

As of March 15, 2017 there were 158 holders of record of shares of our common stock.

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

Unregistered Sales of Equity Securities

The following paragraphs set forth certain information with respect to all securities sold by us during the three months ended December 31, 2016 without registration under the Securities Act.

Between October 1 and December 31, 2016, we issued two convertible promissory notes under the 2014 NPA in the aggregate principal amount of $1,700,000.

The financing was completed through a private placement and is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. In claiming the exemption under Section 4(a)(2), we relied in part on the following facts: (1) the offer and sale involved one purchaser that holds other notes of our company; (2) the purchaser had access to information regarding MobileSmith; (3) the purchaser represented that it (a) had the requisite knowledge and experience in financial and business matters to evaluate the merits and risk of an investment in our company; (b) was able to bear the economic risk of an investment in our company; (c) will acquire the securities for its own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (4) a restrictive legend will be placed on each certificate or other instrument evidencing the securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes significant factors affecting the operating results, financial condition and liquidity of MobileSmith for the two-year period ended December 31, 2016. This discussion should be read in conjunction with the financial statements and notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and the more detailed discussion and analysis of our financial condition and results of operations in conjunction with the risks described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Overview

Mobile Apps Industry Developments

The mobile application industry continued to grow in 2016. Seventy-seven percent (77%) of U.S. adults now report owning a smartphone, according to Pew Research, a 5% increase from 2015 and a 72% increase from 2011 when the survey was first taken.  The mobile health industry, a key focus industry for MobileSmith, has also grown considerably in the past two years with the revenue from mobile health (mHealth) apps reaching $13.5 billion in 2016 according to Research2Guidance and that figure is expected to double to $26.5 billion in 2017.

MobileSmith, as a major provider of mobile development tools to healthcare industry will continue to capitalize on its expert knowledge in patient user experience, user engagement and its ability to shorten the time of app delivery to market.
While hospital apps continue to be a primary growth target for MobileSmith, federal agencies and retail organizations are emerging as an area of strong focus. Federal government is intensifying citizen engagement programs and looking to Mobile App Development Platforms (MADPs) as a cost-effective way to deliver public-facing apps.  Retail shopping apps are now the fastest growing app category in the U.S., and a necessary tool for ensuring competitive advantage in the marketplace.

Financing Activities and Sources of Cash

Since November 14, 2007 and through the present time, we have financed our working capital deficiency primarily through the issuance of our promissory notes under two convertible note facilities. The first, established in November 2007, is evidenced by the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “2007 NPA”) and the second, established in December 2014, is evidenced by the unsecured Convertible Subordinated Note Purchase Agreement (the “2014 NPA”; together with the 2007 NPA, the “Convertible Note Facilities”)) with Union Bancaire Privée, UBP SA ("UBP").   All references in this filing to “2007 NPA Notes” will mean notes issued under the  2007 NPA and all references to “2014 NPA Notes" will mean notes issued under the 2014 NPA.  All references to the Notes will mean any convertible note or notes issued either under 2007 or 2014 NPAs.

Since November 14, 2007 and through December 10, 2014, we have financed our working capital deficiency primarily with the issuance of Notes under the 2007 NPA.   On December 11, 2014 the Company entered into the 2014 NPA and issued its first 2014 NPA Note to UBP.  We intend to primarily use our 2014 NPA for future issuance of convertible notes.

In June of 2016 we extended maturity of both 2007 and 2014 NPA Notes from November of 2016 to November of 2018.

During 2016, we borrowed a total of $5,450,000 under the 2014 NPA. The aggregate balance of the Notes as of December 31, 2016 was $40,336,219, net of discount of $1,218,781.

Amounts outstanding under the 2007 NPA are secured by a lien on all of our assets.

The table below summarizes convertible notes issued as of December 31, 2016 by NPA type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$29,666,930
2014 NPA notes, net of discount	10,669,289
Total convertible notes	$40,336,219

Comerica LSA

We have an outstanding Loan and Security Agreement (LSA) with Comerica Bank pursuant to which approximately $5,000,000 are outstanding with an original maturity date of June 9, 2016.  On May 24, 2016, the Company and Comerica Bank entered into First Amendment to the LSA, which extended the maturity of the LSA to June 6, 2018.

The LSA is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) with a renewed term expiring on May 31, 2017, which term is automatically renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2016 AND THE YEAR ENDED DECEMBER 31, 2015

2016 Highlights

We continuously evaluate capabilities of our Platform and seek new industries where our Platform can deliver the greatest value.  We also continuously evaluate needs of our current and potential customers, including healthcare customers, and seek to align our product offerings, new Platform features and customer service focus with those needs.  During 2016 we concluded that in order to sustain our revenue growth, our Platform should be complemented by additional features that would produce for our customers accelerated return on investment by targeting specific challenging pain points in their operations.  The newly adopted strategy was introduced during third quarter of 2016 and materialized in the  creation of a suite of App Blueprints (or "Blueprints") - which are fully customizable apps that can be rapidly tailored by our customers to their own organization's structure and needs and quickly deployed to address their own specific variation of existing industry pain points.  Our current suite of Blueprints targets customers in healthcare space.  We have amassed over the past several years extensive experience in the mobile healthcare space and our new app Blueprints are designed to share that expertise with our Platform customers in a manner that is scalable and in line with our SaaS recurring revenue model.

Comparison of Operating Results

Results of Operations

	Year ended December 31,		Increase (Decrease)
	2016	2015		$%
Revenue	1,865,613	1,820,806	44,807	2%
Cost of Revenue	571,793	458,599	113,194	25%
Gross Profit	1,293,820	1,362,207	(68,387)	(5%)

Sales and Marketing	1,153,336	1,175,636	(22,300)	(2%)
Research and Development	1,700,617	1,427,172	273,445	19%
General and Administrative	1,378,730	1,231,137	147,593	12%

Interest Expense	(4,732,612)	(5,241,236)	508,624	(10%)

Revenue increased by $44,807, or 2%.  In the 2016 period, the Company experienced a decrease in sales growth mainly due to our re-evaluation of the Platform offerings, driven by changes in customer needs, and implementation of our new strategy which resulted in changes to sales and marketing operations. The implementation resulted in delayed sales execution and higher than expected customer churn. In addition, our revenues were impacted by one major contract for which revenue recognition has been deferred in compliance with United States Generally Accepted Accounting Principles ("US GAAP") revenue recognition requirements for sale of software products and services. Such deferred revenue totaled approximately $1,100,000 which comprised approximately 78% of the total deferred revenue balance. Once all revenue recognition criteria are met, the revenue will be recognized in accordance with our revenue recognition policy.

Cost of Revenue increased by $113,194, or 25%. Such increase is primarily attributable to the expansion of our Customer Success team, resulting from the reorganization of our existing workforce. Expansion of Customer Success team was necessary to support a major contract referenced in "Revenue" narrative above.  The revenue on the contract is deferred in compliance with the US GAAP, when the cost of revenue is fully recognized when incurred.

Gross Profit decreased by $68,387, or 5%.  The decrease is attributable to an increase in cost of revenue during the period, when revenue itself remained virtually flat.

Sales and Marketing expense decreased by $22,300, or 2%. Sales and marketing expenses are consistent year over year.

Research and Development increased by $273,445, or 19%.  Such increase is attributable to an increase in base compensation expense, incentive compensation expense and workforce additions to support the growth of our development team.  We believe that the current composition of our development team is sufficient for implementation of our research and development strategy and to support our growth.

General and Administrative expense increased by $147,593, or 12%. An increase of $61,500 is attributable to an increase in Chief Executive Officer's compensation upon promotion and addition of a fourth member to the Board.   An increase of approximately $50,000 is attributable to employee stock based compensation as a result of issuances under the 2016 Equity Compensation plan and an increase of $34,000 is attributable to increase in bad debt expense.

Interest expense decreased by $508,624, or 10%. The cash part of interest expense increased by $401,035 due to an increase in the face value of our debt, which is offset by a decrease of $926,278 due to a reduction in the amortization of the debt discount as a result of extending the maturity date of the Notes by two years.

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

In addition, if UBS were to elect to not renew the irrevocable letter of credit issued by it beyond May 31, 2017, the currently scheduled expiration date, then such non-renewal will result in an event of default under the LSA, at which time all amounts outstanding under the LSA of approximately $5 million will become due and payable. Currently, the letter of credit is automatically extended for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  As of the date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Additionally, all notes issued under the 2007 and 2014 NPAs mature on November 14, 2018 and Comerica LSA matures on June 6, 2018.

Uses of Cash

During the year ended December 31, 2016, we used in operating activities approximately $7.7 million, which was offset by $2.3 million in cash collected from our customers to arrive at approximately $5.4 million of net cash used in operating activities; of which approximately $3.2 million was used to pay interest payments on the Notes and bank debt; approximately $3.3 million was used for payroll, benefits and related costs; approximately $485,000 was used on non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and  approximately $722,000 was used for other non-payroll development and general and administrative expenses, which included among other things infrastructure costs, rent, insurance, legal, professional, compliance and other expenditures.

During the year ended December 31, 2015, we used in operating activities approximately $7.0 million, which was offset by $2.3 million in cash collected from our customers to arrive at approximately $4.7 million of net cash used in operating activities; of which approximately $3.0 million was used to pay interest payments on the Notes and bank debt; approximately $2.8 million was used for payroll, benefits and related costs; approximately $477,000 was used on non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and  approximately $675,000 was used for other non-payroll development and general and administrative expenses, which included among other things infrastructure costs, rent, insurance, legal, professional, compliance and other expenditures.

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

We are planning to early adopt the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 Revenue from Contracts with Customers (Topic 606). The adoption of the standard will be effective January 1, 2017 and for the related interim periods.  The new standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  We expect that the new standard will simplify our revenue recognition process and may result in acceleration of certain revenue that is currently included in our deferred revenue line item on the balance sheet.  We expect to adopt a retrospective approach at the time of adoption, at which time cumulative effect of initially adopting the standard will be recognized in retained earnings as of the date of adoption and additional footnote disclosures will be included in the financial statements.  Due to the complexity of certain of our subscription contracts, the actual revenue recognition treatment required under the standard will be dependent on contract specific terms.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of MobileSmith, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of MobileSmith, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHERRY BEKAERT LLP
Raleigh, North Carolina
March 22, 2017

MOBILESMITH, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2016	2015
Current Assets
Cash and Cash Equivalents	$548,146	$580,220
Restricted Cash	116,577	124,988
Trade Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 and $16,050, Respectively	273,091	183,350
Prepaid Expenses and Other Current Assets	64,642	69,552
Total Current Assets	1,002,456	958,110

Property & Equipment, Net	104,129	98,963
Capitalized Software, Net	274,833	390,518
Intangible Assets, Net	37,593	55,099
Other Assets	-	6,264
Total Other Assets	416,555	550,844
Total Assets	$1,419,011	$1,508,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$43,518	$45,717
Accrued Expenses	193,836	247,858
Accrued Interest	455,269	350,613
Capital Lease Obligations	36,950	30,877
Deferred Revenue	1,404,951	1,007,970
Bank Loan	-	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	-	33,363,488
Convertible Notes Payable, Net of Discount	-	680,640
Total Current Liabilities	2,134,524	40,727,163

Long-Term Liabilities
Bank Loan	5,000,000	-
Convertible Notes Payable, Related Parties, Net of Discount	39,655,579	-
Convertible Notes Payable, Net of Discount	680,640	-
Capital Lease Obligations	63,834	83,761
Deferred Rent	42,189	53,592
Total Long-Term Liabilities	45,442,242	137,353
Total Liabilities	47,576,766	40,864,516

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at December 31, 2016 and December 31, 2015	-	-
Common Stock, $0.001 Par Value, 100,000,000 and 45,000,000 Shares Authorized At December 31, 2016 and December 31, 2015, Respectively; 19,827,542 Shares Issued and Outstanding at December 31, 2016 and December 31, 2015	19,828	19,828
Additional Paid-in Capital	98,245,063	97,545,601
Accumulated Deficit	(144,422,646)	(136,920,991)
Total Stockholders' Deficit	(46,157,755)	(39,355,562)
Total Liabilities and Stockholders' Deficit	$1,419,011	$1,508,954

The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2016	2015
REVENUES:
Subscription and Support	$1,861,459	$1,657,867
Professional Services and Other	4,154	162,939
Total Revenue	1,865,613	1,820,806

COST OF REVENUES:
Subscription and Support	509,247	358,257
Professional Services and Other	62,546	100,342
Total Cost of Revenue	571,793	458,599

GROSS PROFIT	1,293,820	1,362,207

OPERATING EXPENSES:
Sales and Marketing	1,153,336	1,175,636
Research and Development	1,700,617	1,427,172
General and Administrative	1,378,730	1,231,137
Other	(3,144)	7,020
Total Operating Expenses	4,229,539	3,840,965
LOSS FROM OPERATIONS	(2,935,719)	(2,478,758)

OTHER INCOME (EXPENSE):
Other Income	166,676	3,085
Interest Expense, Net	(4,732,612)	(5,241,236)

Total Other Expense	(4,565,936)	(5,238,151)

NET LOSS	$(7,501,655)	$(7,716,909)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	$(0.38)	$(0.39)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	19,827,542	19,827,542

The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,501,655)	$(7,716,909)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	165,351	162,447
Bad Debt Expense (Gain on Reversal of Bad Debt)	34,500	(1,450)
Amortization of Debt Discount	1,408,873	2,335,151
Share Based Compensation	132,680	85,233
Impairment of Long Lived Assets	8,356	7,020
Changes in Assets and Liabilities:
Accounts Receivable	(124,241)	12,007
Prepaid Expenses and Other Assets	11,174	10,469
Accounts Payable	(2,199)	(49,145)
Deferred Revenue	396,981	428,706
Accrued and Other Expenses	39,230	(17,572)
Net Cash Used in Operating Activities	(5,430,950)	(4,744,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(27,316)	(17,658)
Net Cash Used in Investing Activities	(27,316)	(17,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	220,177	195,316
Deposit of Cash to Restricted Account	(211,766)	(195,304)
Proceeds From Issuance of Long Term Debt	5,450,000	5,050,000
Repayments of Debt Borrowings	(32,219)	(28,377)
Net Cash Provided by Financing Activities	5,426,192	5,021,635

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,074)	259,934
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	580,220	320,286
CASH AND CASH EQUIVALENTS, END OF PERIOD	$548,146	$580,220

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$3,262,119	$3,042,537

Non-Cash Investing and Financing Activities
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$566,782	$6,994
The Company Acquired an Auto Finance Loan to Finance a Purchase of a Company Vehicle	$18,365	$-

The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Totals

	Shares	Par Value
BALANCES, DECEMBER 31, 2014	19,827,542	$19,828	$97,453,374	$(129,204,082)	$(31,730,880)

Equity-Based Compensation		-	85,223	-	85,223
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt		-	6,994	-	6,994
Net Loss		-	-	(7,716,909)	(7,716,909)

BALANCES, DECEMBER 31, 2015	19,827,542	$19,828	$97,545,601	$(136,920,991)	$(39,355,562)

Equity-Based Compensation		-	132,680	-	132,680
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt		-	566,782	-	566,782
Net Loss		-	-	(7,501,655)	(7,501,655)
BALANCES, DECEMBER 31, 2016	19,827,542	$19,828	$98,245,063	$(144,422,646)	$(46,157,755)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

1.	SUMMARY OF BUSINESS AND DESCRIPTION OF GOING CONCERN

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

These consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, which was created to explore the concept of a consumer targeted mobile app development platform.  From time to time, the Company may create additional wholly-owned subsidiaries in order to test various new services as a part of its research and development process.  This subsidiary has not had material activity in 2015 or 2016.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2016 and 2015, the Company incurred net losses, as well as negative cash flows from operations, and at December 31, 2016 and 2015, had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. Since November 2007, the Company has been funding its operations, in part, from the proceeds of the issuance of notes under a convertible secured subordinated note facility which was established in 2007, as well as, an unsecured convertible subordinated note facility established in 2014. As of December 31, 2016, the Company had $41,555,000 of face value outstanding under these facilities and the Company is entitled to sell to the investors additional notes under these facilities in an amount not exceeding $31,545,000, when requested to by the Company, subject to the terms and conditions specified in these facilities. There can be no assurance that the Company will in fact be able to raise additional capital through these facilities or even from other sources on commercially acceptable terms or at all.

In May 2016, Company management negotiated an extension of the Notes under the 2007 and 2014 NPA to mature in November of 2018, and refinanced the Comerica LSA by extending its maturity to June of 2018.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements, deferral of certain revenues, share-based compensation, allowance for accounts receivable, estimated useful lives of property and equipment, recoverability of capitalized software asset and other long lived assets. Actual results could differ from those estimates.

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

During 2012, the Platform was substantially completed. During 2013, the Company’s development efforts became more driven by market requirements and rapidly changing customers’ needs. As a result, the Company’s development team adopted the Agile iterative approach to software development. Due to Agile’s short development cycles and focus on rapid production, the Company ceased capitalizing software development costs mid-way through 2013 as the documentation produced under the Agile method did not meet requirements necessary to establish technological feasibility. No development costs were capitalized in 2015 or 2016 and the Company does not expect to capitalize substantial development costs in the future.

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

During 2016, the Company recorded a loss on impairment of intangible assets in the amount of $8,356, mostly related to impairment of previously capitalized software, which were replaced with new functionality in our Platform.

Advertising Costs
Advertising costs consist primarily of industry related tradeshows and marketing campaigns. Advertising costs are expensed as incurred, or the first time the advertising takes place, applied consistently based on the nature of the advertising activity. The amounts related to advertising during 2016 and 2015 were $382,932 and $342,718, respectively.

Share-Based Compensation
The Company measures share-based compensation cost at the grant date based on the fair value of the award. The Company recognizes compensation cost on a straight-line basis over the requisite service period. The requisite service period is generally three years. The compensation cost is recognized net of estimated forfeiture activity.

The fair value of option grants under the Company’s equity compensation plan during the year ended December 31, 2016 was estimated using the following weighted-average assumptions:

Dividend yield	0.00%
Expected volatility	58.00%
Risk-free interest rate	1.56%
Expected lives (years)	4.9

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

Recently Issued Accounting Pronouncements
The Company evaluates new significant accounting pronouncements at each reporting period. For the year ended December 31, 2016, the Company did not adopt any new pronouncement that had or is expected to have a material effect on the Company’s presentation of its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company will adopt the standard early effective for annual reporting period beginning on January 1, 2017 and related interim reporting periods.  The new standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  We expect that the new standard will simplify our revenue recognition process and may result in acceleration of certain revenue that is currently included in our deferred revenue line item on the balance sheet.  We expect to adopt a retrospective approach at the time of adoption, at which time cumulative effect of initially adopting the standard will be recognized in retained earnings as of the date of adoption and additional footnote disclosures will be included in the financial statements.  Due to the complexity of certain of our subscription contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by the accounting literature contains three levels as follows:

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

3.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

	December 31,	December 31,
	2016	2015

Computer hardware	$102,203	$85,547
Computer software	37,884	37,884
Furniture and fixtures	89,580	78,919
Equipment	25,558	7,193
Leasehold improvements	34,162	34,162
	289,386	243,705
Less accumulated depreciation	(185,257)	(144,742)
Property and equipment, net	$104,129	$98,963
Capitalized software consists of the following:
	December 31,	December 31,
	2016	2015

Capitalized software	$736,678	$756,175
Less accumulated amortization	(461,845)	(365,657)
Capitalized software, net	$274,833	$390,518

During the years ended December 31, 2016 and 2015, the Company recorded depreciation and amortization expense related to its property, equipment and capitalized software of $147,845 and $144,942, respectively.

The Company also recorded an impairment charge of $8,356 and $7,020 related to capitalized software during years ended December 31, 2016 and 2015, respectively.

4.	INTANGIBLE ASSETS

The following table summarizes information about the Company’s intangible assets:

	December 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
Asset Category	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired license and costs	$108,534	$74,940	$33,594	$108,534	$59,435	$49,099
Other	10,000	6,001	3,999	10,000	4,000	6,000
Total	$118,534	$80,941	$37,593	$118,534	$63,435	$55,099

During the years ended December 31, 2016 and 2015, the Company recorded amortization expense related to its intangible assets of $17,506 and $17,505, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2016:

Year ending December 31:
2017	$17,505
2018	17,505
2019	2,583
$37,593

5.	DEBT

The table below summarizes the Company’s debt at December 31, 2016 and December 31, 2015:

Debt Description	December 31,	December 31,
	2016	2015	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2018	3.85%
Capital lease obligations - Noteholder lease	69,717	92,270	August 2019	8.00%
Capital lease obligations - office furniture and other equipment	14,044	22,368	August 2018	9.80%
Capital lease obligations - vehicle	17,023	-	July 2021	5.59%
Convertible notes - related parties, net of discount of $1,168,652 and $2,010,743, respectively	39,655,579	33,363,488	November 2018	8.00%
Convertible notes, net of discount of $50,129	680,640	680,640	November 2018	8.00%
Total debt	45,437,003	39,158,766

Less: current portion of long term debt
Capital lease obligations	36,950	30,877
Comerica Bank LSA	-	5,000,000
Convertible notes - related parties, net of discount of $2,010,743	-	33,363,488
Convertible notes, net of discount of $50,129	-	680,640

Total current portion of long term debt	36,950	39,075,005

Debt - long term	$45,400,053	$83,761

Convertible Notes Overview

Since November 14, 2007 and through December 10, 2014, the Company financed its working capital deficiency primarily through the issuance of its notes (the “2007 NPA Notes”) under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “2007 NPA”).   On December 11, 2014 the Company entered into an unsecured Convertible Subordinated Note Purchase Agreement, amended (as so amended, the “2014 NPA”) with Union Bancaire Privée, UBP SA ("UBP") and has financed its operations through issuance of notes (the "2014 NPA Notes") through 2014 NPA.

During 2016, the Company raised gross proceeds of $5,450,000 from the private placement to UBP under 2014 NPA.

On May 17, 2016, the Company and the holders of the majority of the aggregate outstanding principal amount of 2014 NPA Notes and holders of the majority of the aggregate outstanding principal amount of the 2007 NPA Notes agreed to extend to November 14, 2018 the maturity date of the 2014 NPA Notes and the 2007 NPA Notes. Except as so extended, all of the terms relating to the outstanding 2007 Notes and the 2014 Notes continue in full force and effect. The Company is entitled to utilize the amounts available for future borrowing under each of the 2007 Note Purchase Agreement and the 2014 Note Purchase Agreement through November 14, 2018.

As a result of modification, any unamortized discount will be amortized into interest expense through the new maturity date of November 14, 2018.

The table below summarizes convertible notes issued as of December 31, 2016 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$29,666,930
2014 NPA notes, net of discount	10,669,289
Total convertible notes	$40,336,219

Convertible notes issued under 2014 NPA

The aggregate principal amount of  2014 NPA Notes that may be issued under the 2014 NPA is $40 million, of which $11,000,000 had been borrowed as of December 31, 2016.  The 2014 NPA Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, and are subordinated to the $5 million outstanding under the Company’s Loan and Security Agreement (the “LSA”) with Comerica Bank and to any promissory notes outstanding under the Company’s existing 2007 NPA program.

The 2014 NPA Notes have the following terms:

●
a maturity date of the earlier of (i) November 14, 2018, (ii) a Change of Control (as defined in the 2014 NPA), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the 2014 NPA), other than for a bankruptcy related, such amounts are declared due and payable by at least two-thirds of the aggregate outstanding principal amount of the 2014 NPA Notes;

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

Convertible notes issued under 2007 NPA

The aggregate principal amount of  2007 NPA Notes that may be issued under the 2014 NPA is $33,300,000, of which $30,755,000 had been borrowed as of December 31, 2016.  The 2007 NPA Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, and are subordinated to the $5 million outstanding under the LSA with Comerica Bank.

As amended, the 2007 NPA Notes have the following terms:

●
a maturity date of the earlier of (i) November 14, 2018, (ii) a Change of Control (as defined in the amended 2007 NPA), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the amended 2007 NPA) such amounts are declared due and payable by a 2007 NPA Noteholder or made automatically due and payable in accordance with the terms of the 2007 NPA;

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

Related Party Convertible Notes under 2007 and 2014 NPAs

Grasford, the Company’s largest stockholder, owns $13,826,282 in face value amount of 2007 NPA Notes as of December 31, 2016. Grasford is controlled by Avy Lugassy, one of the Company’s principal shareholders.

UBP owns $26,267,180 in combined face value amount of 2007 and 2014 NPA Notes as of December 31, 2016 and is considered a significant beneficial owner.

Crystal Management owns $730,769 in face value amount of 2007 NPA Notes as of December 31, 2016. Crystal Management is controlled by Doron Rotler, the second largest shareholder of the Company.

Interest expense for 2016 for convertible notes was $4,494,905, including amortization of discount of $1,408,973.

Interest expense for 2015 for convertible notes was $5,020,148, including amortization of discount of $2,335,151.

Comerica LSA

The Company has an outstanding Loan and Security Agreement with Comerica Bank dated June 9, 2014 with original maturity of June 9, 2016.   On May 24, 2016, the Company and Comerica Bank entered into First Amendment to the LSA, which extended the maturity of the LSA to June 6, 2018.

The LSA with Comerica has the following terms:

●	a maturity date of June 9, 2018;
●	a variable interest rate at prime plus 0.6% payable quarterly;
●	secured by substantially all of the assets of the Company, including the Company’s intellectual property;
●
secured by an extended irrevocable SBLC issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with an initial term expiring on May 31, 2015, which term is automatically renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date (no such notice has been given and SBLC was extended to expire on May 31, 2017); and

●
acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including but not limited to, failure by the Company to perform its obligations, observe the covenants made by it under the LSA, failure to renew the UBS AG SBLC, and insolvency of the Company.

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

The payments on the lease are made monthly. The balance of the lease as of December 31, 2016 was $69,717.

In September 2013 the Company purchased furniture for its new office by execution of a five-year non-cancellable lease, which is accounted for as a capital lease. The unpaid balance on the lease as of December 31, 2016 is $14,044.

In July 2016, the Company acquired a vehicle, that it had been previously leasing since July of 2013. The vehicle is financed through a 5 year auto loan. The payments are made monthly.  The unpaid balance on the note payable is $17,023.

The table below details future payments under capital leases:

Year:
2017	$43,477
2018	38,407
2019	23,631
2020	4,219
Thereafter	2,461
112,195
Less amount representing interest	(11,411)
Capital lease obligations	$100,784

6.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 29, 2013, the Company signed a 65-month lease for new office space in Raleigh, North Carolina, effective October 30, 2013. The landlord built the space to the Company’s specifications and provided the Company with five months free rent as an incentive. Rent expense is being recognized over the entire 65-month term of the lease on a straight-line basis. The lease contains an option to renew for two, three-year terms. Monthly rent is approximately $14,000 per month.

The table below summarizes the Company’s future obligations under the new office lease:

Year:

2017	$167,786
2018	172,418
2019	44,082
Total	$384,286

Rent expense for the years ended December 31, 2016 and 2015 was $155,603 and $155,116, respectively.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2016, the Company had 19,827,542 shares of common stock outstanding. Holders of the Company’s shares of common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at December 31, 2016 and 2015.

Equity Compensation Plans

2004 Equity Compensation Plan

The Company adopted its 2004 Equity Compensation Plan (the “2004 Plan”) as of March 31, 2004. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, and other direct stock awards to employees (including officers) and directors of the Company as well as to certain consultants and advisors. The total number of shares of common stock reserved for issuance under the 2004 Plan is 5,000,000 shares, subject to adjustment in the event of a stock split, stock dividend, recapitalization, or similar capital change. The Company can’t make any new grants under the plan.

2016 Equity Compensation Plan

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

A summary of the status of the stock option issuances as of December 31, 2016 and 2015, and changes during the periods ended on these dates is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding, December 31, 2014	403,661	$1.45
Cancelled	(42,312)	1.53
Issued	-	-
Outstanding, December 31, 2015	361,349	1.44
Cancelled	(146,409)	1.52
Issued	1,968,860	1.49
Outstanding, December 31, 2016	2,184,160	$1.48	4.28	$31,760
Vested and exercisable, December 31, 2016	335,813	$1.41	3.37	$31,070

At December 31, 2016, $1,073,959 of unvested expense remains to be recorded related to all options outstanding.

Exercise prices for options outstanding as of December 31, 2016 ranged between $.90 and $1.95.

8.	INCOME TAXES

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

The balances of deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2016	2015
Net Current Deferred Income Tax Assets Related To:
Allowance For Doubtful Accounts	$73,000	$81,000
Depreciation And Amortization	144,000	141,000
Impairment Charges	34,000	30,000
Stock-Based Compensation Expenses	91,000	91,000
Accrued Liabilities	11,000	11,000
Other	3,923	7,000
Net Operating Loss Carryforwards	35,916,000	33,617,000
Total	36,272,923	33,978,000
Less Valuation Allowance	(36,272,923)	(33,978,000)
Net Current Deferred Income Tax	$-	$-

Under US GAAP, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense related to continuing operations differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows:

	December 31,	December 31,
	2016	2015

Tax Benefit Computed At Statutory Rate Of 34%	$(2,550,563)	$(2,623,749)
State Income Tax Benefit, Net Of Federal Effect	(341,625)	(351,428)
Permanent Differences
Stock-Based Compensation	51,153	32,861
Debt Discount Amortization	543,177	900,294
Other	2,935	(4,978)
Change In Valuation Allowance - Continuing Operations	2,294,923	2,047,000
Totals	$-	$-

As of December 31, 2016, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $93 million, which expire between 2018 and 2038. For state tax purposes, the NOL carryforwards expire between 2017 and 2032. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2016.

9.	MAJOR CUSTOMERS AND CONCENTRATIONS

A customer that individually generates more than 10% of revenue is considered a major customer.

For the year ended December 31, 2016, one customer accounted for 15% of the Company’s revenue. Two customers accounted for 75% of net accounts receivable balance as of December 31, 2016.  Two vendors accounted for 65% of accounts payable balance as of December 31, 2016.

For the year ended December 31, 2015, two customers accounted for 27% of the Company’s revenue. Three customers accounted for 72% of net accounts receivable balance as of December 31, 2015. Four vendors accounted for 93% of accounts payable balance as of December 31, 2015.

10.	EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of approximately $37,000 and $28,000 to the plan during 2016 and 2015, respectively.

11.	SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company sold one 2014 NPA Note to UBP in the total amount of $1,000,000 on the same terms as the currently outstanding 2014 NPA Notes. The note matures on November 14, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In making the assessment of adequate internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management believes that our internal control over financial reporting were effective as of December 31, 2016.

During our fourth quarter ended December 31, 2016, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning the Company’s current executive officers and directors, their ages, their offices with the Company, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of March 19, 2017:

Name	Age	Position	Officer Since

EXECUTIVE OFFICERS:

Bob Dieterle	50	Chief Executive Officer	2014
Gleb Mikhailov	37	Chief Financial Officer	2013

Name	Age	Position	Director Since

DIRECTORS:

Randy J. Tomlin	57	Director, Chairman of the Board	2016
Ronen Shviki	46	Director	2013
Jon Campbell	52	Director	2013
Amir Elbaz	40	Director	2010*

* Mr. Elbaz was Chief Executive Officer through January 17, 2017, a position he has held since May 2013.

Bob Dieterle, Chief Executive Officer

On January 17, 2017 the Board appointed Bob Dieterle, the Company's President, to serve as Chief Executive Officer of the Company.

Mr. Dieterle joined the Company in January of 2011 as a General Manager   Mr. Dieterle is Chief Innovator of the Company’s flagship product, the MobileSmith™ Platform.  Mr. Dieterle brings with him over 20 years of global technology experience from companies like IBM and Lenovo and is an accomplished thought leader in the adoption and commercialization of emerging technologies at the consumer and enterprise levels. Prior to joining the Company, Mr. Dieterle served as the Executive Director of World Wide Product Management and Marketing of Services at Lenovo from May 2006 to December 2009. Mr. Dieterle has a B.S. in Electrical Engineering from North Carolina State University, and an M.B.A. from Duke University’s Fuqua School of Business.

Gleb Mikhailov, Chief Financial Officer

Chief Financial Officer since April 2013. From January 2013 to March 2013, Mr. Mikhailov served as the Manager of Financial Reporting and SEC Consulting in the SEC Solutions Group of Citrin Cooperman, LLP, an accounting firm providing business solutions and accounting services to middle market companies. From January 2005 until December 2012, Mr. Mikhailov was employed by EisnerAmper LLP, a full-service advisory and public accounting firm, in its Private Business Services Group and Audit and Assurance Group. He was a Manager at EisnerAmper LLP since 2010. Mr. Mikhailov holds a B.A. in Accounting from Rutgers, The State University of New Jersey and an M.B.A. from Rutgers Business School. Mr. Mikhailov holds a CPA license issued by the State of New Jersey.

Amir Elbaz, Director

Until January of 2017 Mr. Elbaz held positions of Chief Executive Officer since May 2013 and Chairman of the Company’s Board of Directors since November of 2012.   During his tenure as a member of the Board, and its Chairman and Company CEO, Mr. Elbaz has been actively involved in the Company operations and played significant role in ensuring that the Company's products and strategy had continued backing of investors and shareholders. Mr. Elbaz continues in the employ of the Company primarily focusing on investor and public relations and regulatory and operational compliance.

The Company believes Mr. Elbaz's significant experience in the technology sector, coupled with this extensive financial and economic background and his deep knowledge of our company provide invaluable insight with respect to the Company’s business and technologies.

Randy J Tomlin, Chairman of the Board

On January 17, 2017 the Board appointed current board member Randy J. Tomlin, age 57, to assume responsibilities of Chairman of the Board.  Randy J. Tomlin was appointed to the Board on August 4, 2016.

Until his retirement in February 2016, Mr. Tomlin, served as a Senior Vice President UVerse Field Operations for AT&T, a position he has held since March 2008. At UVerse Field Operations for AT&T Mr. Tomlin was responsible for all field operations for AT&T Uverse, including service, installation at customer homes, repair and maintenance.   From May 2006 to March 2008 Mr. Tomlin was a President of AT&T Network – California and Nevada, where he was in charge of teams that engineered, built and maintained the networks that carried all network traffic in two states. Mr. Tomlin began his career with Southwestern Bell in 1982, and has held various managerial positions in Customer Service, Network and External Affairs throughout his 34year career at AT&T. During his career with AT&T he also served as Senior Vice President of Enterprise Operations Support, responsible for leading the Network Services Staff organization as well as the network standardization effort to move to common centers, best practices and a single suite of systems. Mr. Tomlin led many of SBC’s acquisitions integration activities, including AT&T, BellSouth, and Cingular.  Mr. Tomlin received his bachelor’s degree in Finance from Texas A&M University in College Station, Texas.

Randy J. Tomlin’s contribution to the Board includes his experience in successfully running a complex division of a global technology company with simultaneous focus on customer service and operational efficiency. In addition, Mr. Tomlin’s vast recognition in the technology industry may benefit us in the form of product development insights from industry leaders, formation of valuable partnerships and other strategic opportunities.

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

Jon Campbell, Director

Mr. Campbell has served on the Board since September 2013. Since April 2010 Mr. Campbell has been serving as President and Chief Executive Officer of Wilarah LLC, an  international consulting firm focused on business development and change management both within the U.S. Government and private industry. Prior to this, Mr. Campbell served in the U.S. Army for over 26 years, retiring at the rank of Colonel.

The Company believes Mr. Campbell’s business development experience combined with his background in the U.S. Government will contribute to Company’s market penetration strategy of focusing on the government sector.

ADDITIONAL INFORMATION CONCERNING THE BOARD
Board Meetings

The Board met formally seven times during the year ended December 31, 2016. No director who served during 2016 attended fewer than 75% of the meetings of the Board or of the committees of the Board of which such director was a member.

The Board does not have a formal policy with respect to Board members’ attendance at annual stockholder meetings, although it encourages directors to attend such meetings.

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

 We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, Bob Dieterle, at the address appearing on the first page of this report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, its executive officers, and persons who hold more than 10% of the Company’s outstanding shares of common stock, $0.001 par value per share, or common stock, are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon the Company’s review of the Section 16(a) reports in its records for fiscal year 2014 transactions in the Company’s common stock, the Company believes that all reporting requirements under Section 16(a) for fiscal year 2016 were met in a timely manner by its directors, executive officers, and greater than 10% beneficial owners, except that  Union Bancaire Privée, or UBP, has not filed a Form 3 or any subsequent reports in respect of its ownership of $26,267,180 in principal amount of the Company’s  convertible Notes, as of December 31, 2016, which Notes may be converted into shares of the Company’s common stock by UBP at any time upon notice.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the total compensation received for services rendered in all capacities to our Company for the last two fiscal years, which was awarded to, earned by, or paid to our Chief Executive Officer, and Chief Operating Officer and our other most highly compensated (former) executive officers whose total compensation exceeded $100,000 during 2016, which we refer to collectively as our "Named Executive Officers."

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Amir Elbaz	2015	$180,000	$	$-	$-	$180,000
Chief Executive Officer (2)	2016	$180,000		$$127,300	$-	$307,300

Bob Dieterle	2015	$142,866	$	$-	$22,695(3)	$165,561
Chief Executive Officer (3)	2016	$169,033		$$117,250	$21,302(3)	$307,585

Gleb Mikhailov	2015	$121,200	$	$-	$-	$121,200
Chief Financial Officer	2016	$132,200		$$90,450	$-	$222,650

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

(2)
Mr. Elbaz has served on the Board since January 2010, as Chairman of the Board since November 2012 and as Chief Executive Officer of the Company since May 1, 2013. Mr. Elbaz resigned from his positions of a Chairman and CEO in January of 2017.

(3)
Mr. Dieterle has served as Senior Vice President and General Manager of the Company since February 2011 and Chief Operating Officer since May 13, 2014 and as CEO since January 17, 2017.   Mr. Dieterle receives monthly commissions tied to revenue realized from customers.  Such commissions are included in "All Other Compensation" column in the table above.

Grants of Plan-Based Awards for Year Ended December 31, 2016

The following table sets forth information on grants of plan-based awards in 2016 to our Named Executive Officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date/Fair Value of Stock and Option Awards ($)

Amir Elbaz,	11/21/2016	190,000	127,300
Former Chairman of the Board, Former Chief Executive Officer, and Director
Bob Dieterle,	11/21/2016	175,000	117,250
Chief Executive Officer
Gleb Mikhailov,	11/21/2016	135,000	90,450
Chief Financial Officer, Treasurer and Vice President

Outstanding Equity Awards

The following table provides information about outstanding equity awards held by the named executive officers as of December 31, 2016:

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

	Option Awards
	Number of	Number of
	securities	Securities
	underlying	underlying
	unexercised	unexercised
	options (#)	Option (#)	Option exercise
Name	Exercisable	Unexercisable	price ($/Sh)	Option expiration date

Randy J Tomlin	65,988	402,872	$1.50	8/1/2023
Amir Elbaz	20,000	-	$1.14	3/25/2020
Amir Elbaz	7,037	182,963	$1.49	11/21/2020
Bob Dieterle	75,000	-	$1.14	3/25/2020
Bob Dieterle	6,481	168,519	$1.49	11/21/2020
Gleb Mikhailov	5,000	130,000	$1.49	11/21/2020

Option Exercises and Stock Vested in 2016

None of our named executive officers acquired shares upon exercise of options during the year; 18,518 shares previously granted to the named executive officers vested during the year.

Employment Agreement

We and Bob Dieterle entered into an employment agreement dated as of February 1, 2010, pursuant to which Mr. Dieterle served as our General Manager, Senior Vice President of Operations, Chief Operating Officer through January 17, 2017, whereupon he was appointed as our Chief Executive Officer. Under the agreement, Mr. Dieterle was paid an annual salary at the per annum rate of $180,000 in the year 2016.   The agreement contains certain provisions for early termination and change in control, which may result in a severance payment equal up to one year of base salary then in effect. These severance benefits are discussed in more detail below under “Potential Payments upon Change of Control or Termination following a Change of Control.” In addition, Mr. Dieterle received in 2016 approximately $21,000 as commissions in respect of revenues recorded by us for such year. The agreements includes certain confidentiality and non-compete provisions that prohibit the executive from competing with us, or soliciting our employees, for such period as he is receiving payments from our company following the termination of his employment.

We have not entered into employment agreement with any of the other named executive officers.

 Potential Payments upon Change of Control or Termination following a Change of Control

Assuming the employment of Mr. Dieterle, our Chief Executive Officer, was terminated involuntarily and without cause, or that he resigned with good reason, prior to a change of control occurring on December 31, 2016, he would have been entitled to cash payments equal to the amounts set forth in the below table, subject to any deferrals required under Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The following table summarizes the value of compensation and benefits as a result of a termination occurring prior to a change of control as of December 31, 2016.

	Base Salary ($)	Continuation of Benefits ($)	Accrued Vacation Pay ($)	Total Payments and Value of Equity Awards ($)
Payments	$45,000	$2,500	$700	$48,200

Assuming the employment of Mr. Dieterle was terminated involuntarily and without cause, or that he resigned with good reason during the 12 months following a change of control occurring on December 31, 2016, in accordance with the terms of the employment agreements with him he would have been entitled to cash payments in the amounts below, subject to any deferrals required under the Code. The following table summarizes the value of compensation and benefits as a result of a termination occurring immediately following a change of control as of December 31, 2014:

			Accrued	Total Payments
		Continuation	Vacation	and Value of
	Base Salary	of Benefits	Pay	Equity Awards
	($)	($)	($)	($)
Payments	$225,000	$2,500	$700	$228,200

    Other than as specified above, we currently have no arrangements with any of the other named executive officers with respect to payments in connection with a termination of their employment or a change in control of the Company.

Compensation of Directors

The following table summarizes the compensation paid to the directors for the fiscal year ended December 31, 2016, not covered in the tables above.

2016 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ronen Shviki	$18,000	$-	$-	$-	$18,000
Jon Campbell	$18,000	$-	$-	$-	$18,000
Randy J Tomlin	$16,771	$-	$436,040	$-	$452,811

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders and Share Ownership by Management

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of March 21, 2017, by (i) each person who is known by the Company to beneficially own more than 5% of the Company’s common stock; (ii) each person who served as a named executive officer of the Company in fiscal year 2016, (iii) each person serving as a director or nominated for election as a director; and (iv) all current executive officers and directors as a group. Except as otherwise indicated by footnote, to the Company’s knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by them.

		% of Shares Beneficially
Name and Address of Beneficial Owner (1)	Shares Beneficially Owned(2)	Owned

Avy Lugassy
126 Chemin des Hauts, Crets 1253 Vandeeuvres, Geneva. Switzerland (3)	18,498,998	62.70%

Union Bancaire Privee, UBP SA (4)	19,067,958	49.0%
Rue du Rhone 9698 | CP | CH1211 Geneva 1, Switzerland

Doron Rotler (5)	2,929,734	14.40%
c/o S. Rotler
134 Aluf David Street Ramat Gan 52236, Israel

Directors and Named Executive Officers:
Randy J. Tomlin, Chairman of the Board	105,059(6)	*
Bob Dieterle, Chief Executive Officer	96,065(6)	*
Gleb Mikhailov, Chief Financial Officer	16,250(6)	*
Amir Elbaz, Director	42,870(6)
Jon Campbell, Director	-	*
Ronen Shviki, Director	-	*

All executive officers and directors as a group (6) persons	260,245	1.30%

* Less than 2%.

(1) Unless otherwise indicated, the address of such individual is c/o MobileSmith, Inc., 5400 Trinity Road, Suite 208, Raleigh, North Carolina 27607.
(2)  In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the Record Date are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(3)  The record holder of the shares is Grasford Investments Ltd., or Grasford, which is controlled by Mr. Lugassy, as principal. Beneficial ownership is comprised of 8,830,269 shares of the Company’s common stock and 9,668,729 shares issuable upon conversion of the Company's Convertible Notes due November 2016 (the "Convertible Notes") held by Grasford.
(4)  Comprised of shares of the Company’s common stock issuable upon conversion of the Convertible Notes.
(5)  Comprised of 2,332,807 shares of Common Stock held as of record by Mountain Top LTD., a British Anguilla company (an entity controlled by Mr. Rotler), 85,900 shares held in the name of Mr. Rotler and 511,027 shares of the Company’s common stock issuable upon conversion of Convertible Notes held by Crystal Management Ltd., a company registered in Anguilla, (entity controlled by Mr. Rotler).
(6)  Comprised of 20,000 shares of the Company’s common stock issuable upon exercise of vested plan options.

Equity Compensation Plans

The following table provides information, as of December 31, 2016, regarding the Company’s compensation plans (including individual compensation arrangements) under which the Company is authorized to issue equity securities.

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
remaining
available for
	Number of			future issuance
	securities to be		Weighted	under equity
	issued upon		average	compensation
	exercise of		exercise price	plans
	outstanding		of outstanding	(excluding
	options,		options,	securities
	warrants and		warrants and	reflected in
Plan Category	rights (a)		rights (b)	column (a)(c))

Equity compensation plans approved by security holders	2,184,160	(1)	$ 1.48	13,031,140	(2)
Equity compensation plans not approved by security holders
Total	2,184,160		$ 1.48	13,031,140

(1)	Consists of shares issuable upon exercise of outstanding options under the Company’s 2004 and 2016 Equity Compensation Plans.
(2)	All of the shares remaining for future issuance under the 2016 Equity Compensation Plan are available for issuance as options or restricted stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Sale Leaseback of Company Equipment with Noteholders. On September 4, 2009, the Company entered into a sale-leaseback agreement with the current holders of the Notes. The noteholders paid a market rate cost of $200,000 through the reduction of current outstanding debt under such Notes in exchange for all of the Company’s office furniture, equipment and computers. The noteholders then leased all furniture, equipment and computers back to the Company over a 10year period. The purchase price of $200,000 represented the fair market value of the equipment based on an independent appraisal of the equipment by Dynamic Office Services and Coastal Computers, which are not affiliated with the Company.

Sale of Convertible Notes to Certain Related Parties. As of March 21, 2017, the Company had $42.6 million of convertible Notes outstanding of which Grasford, an affiliated party, held $13.8 million and UBP, significant beneficial owner, held $27.3 million. During 2016, the Company paid approximately $1,106,000 and $1,811,000 in interest to Grasford and UBP, respectively, for the aggregate amount of Notes held by them.

Sale of 2014 NPA Notes to Certain Related Parties
During 2016 the Company issued Convertible Notes in aggregate principal amount of $5,450,000 to UBP under the following terms:

●
a maturity date of the earlier of (i) November 14, 2018, (ii) a Change of Control (as defined in the 2014 NPA), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the 2014 NPA), such amounts are declared due and payable by a noteholder or made automatically due and payable in accordance with the terms of the Note.
●
an interest rate of 8% per year, with accrued interest payable in cash in quarterly installments commencing on the third month anniversary of the date of issuance of the Note with the final installment payable on the maturity date of the Convertible Note.
●
a conversion price per share that is fixed at $1.43.
●
may not be prepaid without the consent of holders of at least two thirds of the aggregate outstanding principal amount of Notes issued under the 2014 NPA.

Policy for Approval of Related Party Transactions

The Company requires that any related party transactions must be approved by the full Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Cherry Bekaert LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2016 and 2015 are set forth below.

	Twelve months ended December 31,	Twelve months ended December 31,
	2016	2015
Audit Fees	$75,500	$75,000
Audit-Related Fees	2,500	None
Tax Fees	None	None
All Other Fees	None	None
Total Fees	$78,000	$75,000

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

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2016 and 2015

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

ITEM 16. SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILESMITH INC.
(Registrant)

/s/ Bob Dieterle	/s/ Gleb Mikhailov
Bob Dieterle	Gleb Mikhailov,
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: March 22, 2017	Date: March 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 22, 2017	By:	/s/ Bob Dieterle
Bob Dieterle
Chief Executive Officer
(principal executive officer)

March 22, 2017	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer
(principal financial and accounting officer)

March 22, 2017	By:	/s/ Randy J. Tomlin
Randy J. Tomlin
Chairman of the Board of Directors

March 22, 2017	By:	/s/ Amir Elbaz
Amir Elbaz
Director

March 22, 2017	By:	/s/ Ronen Shviki
Ronen Shviki
Director

March , 22 2017	By	/s/ Jon Campbell
Jon Campbell
Director

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation, dated June 7, 2016, as amended to date (incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 4, 2016)

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

4.10
Fifth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Third Amendment to Convertible Secured Subordinated Promissory Notes and Fourth Amendment to Registration Rights Agreement, dated June 13, 2012, by and among Smart Online, Inc., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to Form 8-K, as filed with the SEC on June 19, 2012)

4.11
Sixth Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement, Fourth Amendment to Convertible Secured Subordinated Promissory Notes and Fifth Amendment and Agreement to Join as a Party to Registration Rights Agreement, dated June 26, 2013, by and among Smart Online, Inc., Grasford Investments Ltd., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K, as filed with the SEC on July 2, 2013)

4.12
Seventh Amendment to Convertible Secured Subordinated Note Purchase Agreement and Fifth Amendment to Convertible Secured Subordinated Promissory Notes (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 5, 2015

4.13
Eighth Amendment to Convertible Secured Subordinated Note Purchase Agreement and Sixth Amendment to Convertible Secured Subordinated Promissory Note (incorporated herein by reference to Form 8-K, as filed with the SEC on June 13, 2014)

4.14
Ninth Amendment to Convertible Secured Subordinated Note Purchased Agreement, Seventh Amendment to Convertible Secured Subordinated  Promissory Note and Sixth Amendment to Registration Rights Agreement, dated May 17, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on form 8-K as filed with the SEC on May 18, 2016

4.15
  First Amendment to Convertible Subordinated Note PUrchase Agreement and First Amendment to Convertible Subordinated Promissory Note dated May 17, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on form 8-K filed with the SEC on May 18, 2016)

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

10.18*
Professional Services Agreement, effective as of May 1, 2013, by and between Smart Online, Inc. and Entre-Strat Consulting, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013)

10.19*
Partner Agreement, dated May 24, 2013, by and between Smart Online, Inc. and Jon Campbell (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2013)

10.20
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

10.21
Loan and Security Agreement dated June 9, 2014 by and between Comerica Bank and MobileSmith, Inc. (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 13, 2014)

10.22	Convertible Subordinated Note Purchase Agreement dated December 11, 2014 (incorporated herein by reference to Exhibit 4.1 to form 8-K, as filed with the SEC on December 12, 2014)

10.23	Form of Convertible Subordinated Promissory Note (incorporated herein by reference to Exhibit 4.1 to form 8-K, as filed with the SEC on December 12, 2014)

10.24	Employment Agreement between MobileSmith Inc. and Bob Dieterle dated April 1, 2010 (incorporated herein by reference to Exhibit 10.25 to form 10-K, as filedwith the SEC on March 20, 2015)

10.25	2016 Equity Compensation Plan (incorporated by reference to the definitive Proxy Statement on Schedule 14D filed with the SEC on April 12, 2016)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statements of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail (filed herewith)

_________________
* Management contract or compensatory plan.