Form 10-Q
period 2017-03-31
MobileSmith, Inc.
filed 2017-05-12
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 10, 2017, there were 19,827,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2017

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2017 (unaudited)	2016
Current Assets
Cash and Cash Equivalents	$473,442	$548,146
Restricted Cash	63,475	116,577
Trade Accounts Receivable	543,781	273,091
Prepaid Expenses and Other Current Assets	59,366	64,642
Total Current Assets	1,140,064	1,002,456

Property & Equipment, Net	101,565	104,129
Capitalized Software, Net	248,523	274,833
Intangible Assets, Net	33,224	37,593
Total Other Assets	383,312	416,555
Total Assets	$1,523,376	$1,419,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$50,514	$43,518
Accrued Expenses	168,819	193,836
Accrued Interest	457,171	455,269
Capital Lease Obligations	37,714	36,950
Deferred Revenue	2,187,710	1,404,951
Total Current Liabilities	2,901,928	2,134,524

Long-Term Liabilities
Bank Loan	5,000,000	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	40,813,706	39,655,579
Convertible Notes Payable, Net of Discount	680,640	680,640
Capital Lease Obligations	54,114	63,834
Deferred Rent	38,406	42,189
Total Long-Term Liabilities	46,586,866	45,442,242
Total Liabilities	49,488,794	47,576,766

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at March 31, 2017 and December 31, 2016	-	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At March 31, 2017 and December 31, 2016; 19,827,542 Shares Issued and Outstanding at March 31, 2017 and December 31, 2016	19,828	19,828
Additional Paid-in Capital	98,429,506	98,245,063
Accumulated Deficit	(146,414,752)	(144,422,646)
Total Stockholders' Deficit	(47,965,418)	(46,157,755)
Total Liabilities and Stockholders' Deficit	$1,523,376	$1,419,011

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	3 Months Ended
	March 31,	March 31,
	2017	2016
REVENUES:
Subscription and Support	$407,402	$471,130
Total Revenue	407,402	471,130

COST OF REVENUES:
Subscription and Support	143,607	115,321
Professional Services	13,556	5,063
Total Cost of Revenue	157,163	120,384

GROSS PROFIT	250,239	350,746

OPERATING EXPENSES:
Sales and Marketing	279,762	235,724
Research and Development	449,109	406,543
General and Administrative	477,066	352,973
Total Operating Expenses	1,205,937	995,240
LOSS FROM OPERATIONS	(955,698)	(644,494)

OTHER INCOME (EXPENSE):
Other Income	590	8,039
Interest Expense, Net	(1,036,998)	(1,481,896)

Total Other Expense	(1,036,408)	(1,473,857)

NET LOSS	$(1,992,106)	$(2,118,351)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	(0.10)	(0.11)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	19,827,542	19,827,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,992,106)	$(2,118,351)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	40,971	40,630
Amortization of Debt Discount	158,127	697,233
Share Based Compensation	184,443	21,251
Changes in Assets and Liabilities:
Accounts Receivable	(270,690)	(212,813)
Prepaid Expenses and Other Assets	5,276	1,932
Accounts Payable	6,996	55,331
Deferred Revenue	782,759	307,152
Accrued and Other Expenses	(26,897)	(45,112)
Net Cash Used in Operating Activities	(1,111,121)	(1,252,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(7,729)	(5,199)
Net Cash Used in Investing Activities	(7,729)	(5,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	53,102	51,461
Proceeds From Issuance of Long Term Debt	1,000,000	1,000,000
Repayments of Debt Borrowings	(8,956)	(7,477)
Net Cash Provided by Financing Activities	1,044,146	1,043,984

NET DECREASE IN CASH AND CASH EQUIVALENTS	(74,704)	(213,962)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	548,146	580,220
CASH AND CASH EQUIVALENTS, END OF PERIOD	$473,442	$366,258

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$876,735	$775,723

Non-Cash Investing and Financing Activities
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$-	$398,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED MARCH 31, 2017
(unaudited)

	Common Stock		Additional
		$0.001	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Totals
BALANCES, DECEMBER 31, 2016	19,827,542	$19,828	$98,245,063	$(144,422,646)	$(46,157,755)

Equity-Based Compensation		-	184,443	-	184,443
Net Loss		-	-	(1,992,106)	(1,992,106)
BALANCES, MARCH 31, 2017	19,827,542	$19,828	$98,429,506	$(146,414,752)	$(47,965,418)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended March 31, 2017
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

These condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiary, which was created to explore the concept of a consumer targeted mobile app development platform.  From time to time, the Company may create additional wholly-owned subsidiaries in order to test various new services as a part of its research and development process.  The subsidiary has not had material activity in 2017.

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

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of March 31, 2017.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the three months ended March 31, 2017 and 2016, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

The Company evaluates new significant accounting pronouncements at each reporting period. For the period ended March 31, 2017, the Company did not adopt any new pronouncement that had or is expected to have a material effect on the Company’s presentation of its condensed consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted.   Originally the Company planned to adopt the standard early.  During the current period the Company concluded that costs of early adoption outweigh the anticipated benefits during the upcoming year and concluded that the adoption will take place with the period beginning on January 1, 2018, in compliance with the newly issued standards.

2.   DEBT

The table below summarizes the Company’s debt outstanding at March 31, 2017 and December 31, 2016:

Debt Description	March 31,	December 31,
	2017	2016	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2018	3.85%
Capital lease obligations - Noteholder lease	63,793	69,717	August 2019	8.00%
Capital lease obligations - office furniture and other equipment	11,833	14,044	August 2018	9.80%
Capital lease obligations - vehicle	16,202	17,023	July 2021	5.59%
Convertible notes - related parties, net of discount of $1,010,525 and $1,168,652, respectively	40,813,706	39,655,579	November 2018	8.00%
Convertible notes, net of discount of $50,129	680,640	680,640	November 2018	8.00%
Total debt	46,586,174	45,437,003

Less: current portion of long term debt
Capital lease obligations	(37,714)	(36,950)

Debt - long term	$46,548,460	$45,400,053

Convertible Notes

During the three months ended March 31, 2017, the Company privately placed $1,000,000 in principal amount of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”). The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a per share conversion price of $1.43.

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

As a result of modification, any unamortized discount will be amortized into interest expense through the new maturity date of November 14, 2018.

The table below summarizes convertible notes issued as of March 31, 2017 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$29,782,145
2014 NPA notes, net of discount	11,712,201
Total convertible notes, net of discount	$41,494,346

Comerica LSA

The Company has an outstanding Loan and Security Agreement with Comerica Bank dated June 9, 2014 in the amount of $5,000,000, with original maturity of June 9, 2016.  On May 24, 2016, the Company and Comerica Bank entered into First Amendment to the LSA, which extended the maturity of the LSA to June 6, 2018.

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment, office furniture and company vehicle under capital lease agreements that expire through July 2021. Total amount financed under these capital leases at March 31, 2017 was $91,828.  This obligation is included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:
2017	$32,608
2018	38,345
2019	23,631
2020	4,219
Thereafter	2,461
101,264
Less amount representing interest	(9,436)
Capital lease obligations	$91,828

The Company leases its office space in Raleigh, North Carolina pursuant to a lease with an initial term that expires in March 2019.  The lease contains an option to renew for two additional three-year lease terms.

The table below summarizes the Company’s future obligation under its office lease:

Year:
2017	$126,032
2018	172,418
2019	44,082
Total	$342,532

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

In May 2016, the Company’s shareholders approved the adoption of the MobileSmith Inc. 2016 Equity Compensation Plan for officers, directors, employees and consultants, initially reserving for issuance thereunder 15,000,000 shares of Common Stock. As of March 31, 2017, options to purchase 1,968,860 shares of Common Stock were granted under 2016 Equity Compensation Plan, in addition to 215,300 options granted under previous plans.

The following is a summary of the stock option activity for the three months ended March 31, 2017:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2016	2,184,160	$1.48
Cancelled	-
Issued	-
Outstanding, March 31, 2017	2,184,160	$1.48	4.04	$12,363
Vested and exercisable, March 31, 2017	487,133	$1.44	3.48	$12,363

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at March 31, 2017 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at March 31, 2017, as reported on the OTCQB Venture Marketplace, was $1.25 per share.

At March 31, 2017, $899,018 unvested expense has yet to be recorded related to outstanding stock options.

5.   MAJOR CUSTOMERS AND CONCENTRATION

For the three months ended March 31, 2017, two major customers accounted for 50% of total revenues and two customers accounted for 70% of the accounts receivable balance.  For the three months ended March 31, 2016, one major customer accounted for 15% of total revenues and one customer accounted for 62% of the accounts receivable balance.

6.   SUBSEQUENT EVENTS

On May 8, 2017, the Company privately placed to UBP $725,000 in principal amount of one 2014 NPA Note on the same terms as the currently outstanding 2014 NPA Notes.  The note matures on November 14, 2018.

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

In our business model – the customers acquire access to the Platform through user subscription agreements and are able to obtain control of mobile app production. We often refer to our business model as platform-as-a-service ("PaaS"), because we not only offer cloud software to create mobile apps, we offer infrastructure to host the newly created mobile apps and back-office tools to manage those apps.  Our Platform is a truly comprehensive offering and thus more accurately described by the PaaS model.  In the industry and this report terms SaaS and PaaS may be used interchangeably as common reference to cloud computing model.

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

Regardless of the future of ACA following the presidential election in November 2016, the drive to deliver healthcare services cost effectively will remain. As such, hospitals increasingly turn to portfolios of apps to improve efficiency of care and communication and remain competitive.  Outpatient care apps, wellness apps, physician referral apps, appointment apps, discharge apps, facility way-finding apps are just a few example areas where healthcare organizations are increasingly using app portfolios.  We believe that the Platform has a significant competitive advantage in the healthcare space due to its ability to deliver a variety of targeted mobile solutions cost effectively.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2017 (the “2017 Period”) to the Three Months Ended March 31, 2016 (the “2016 Period”).

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Revenue	407,402	471,130	(63,728)	(14%)
Cost of Revenue	157,163	120,384	36,779	31%
Gross Profit	250,239	350,746	(100,507)	(29%)

Sales and Marketing	279,762	235,724	44,038	19%
Research and Development	449,109	406,543	42,566	10%
General and Administrative	477,066	352,973	124,093	35%

Interest Expense	(1,036,998)	(1,481,896)	444,898	(30%)

Revenue decreased by $63,728 or 14%.  During 2016, we experienced a decrease in sales growth mainly due to our re-evaluation of the Platform offerings, driven by changes in customer needs, and implementation of our new strategy which resulted in changes to sales and marketing operations. The implementation resulted in delayed sales execution and higher than expected customer churn.  These factors resulted in lower recurring revenue that was carried forward into 2017 and lower rate of sales in second half of 2016 resulted in lower revenue in the current period.  In addition, our revenues were impacted by one major contract for which revenue recognition has been deferred in compliance with United States Generally Accepted Accounting Principles ("US GAAP") revenue recognition requirements for sale of software products and services. Such deferred revenue totaled approximately $1,444,000 which comprised approximately 66% of the total deferred revenue balance. Once all revenue recognition criteria are met, the revenue will be recognized in accordance with our revenue recognition policy.  We anticipate that a portion of that deferred revenue balance will be recognized in second quarter of 2017.

Cost of Revenue increased by $36,779 or 31%.  Such increase is attributable to the growth of our Customer Success team as a result of realigning our workforce to deliver professional services in mobile app strategy and design.

Gross Profit decreased by $100,507 or 29%, due to simultaneous decrease in sales and increase in cost of revenue due to reasons described above.

Sales and Marketing expense increased by $44,038 or 19%.  Payroll and sales commissions increased by approximately $21,000, and $22,000 increase is attributable to an increase in marketing campaigns.

Research and Development expense increased by $42,566 or 10%.  This increase is attributable to an increase in payroll and related costs as a result of growth in our development and product teams, and an increase in employee stock based compensation as a result of the grant of stock options under the 2016 Equity Compensation plan.

General and Administrative expense increased by $124,093 or 35% during the 2017 period.  Such increase is primarily attributable to an increase in employee stock based compensation as we continue to recognize the related expense following the November 2016 grant of stock options under the 2016 Equity Compensation plan.

Interest Expense decreased by $444,898 or (30%).  The cash part of interest expense increased by approximately $96,000 due to the increase in the face value of our convertible debt. The cash interest portion was offset by a decrease of approximately $539,000 in debt discount amortization as a result of the discount being amortized over an additional two years attributable to the extension of the maturity date for our convertible debt, which was implemented in May 2016.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations continues to be  the sale of our notes under the Convertible Note Facilities.  We continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional issuances of Notes, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 months from the date of this report on Form 10-Q.  Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods.  There can be no guarantee that financing will be available to us under the Convertible Note Facilities or otherwise on acceptable terms or at all.  Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Nonetheless, there are factors that can impact our ability to continue to fund our operating activities for the next twelve months. These include:

●
Our ability to expand revenue volume;
●
Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;
●
Our continued need to reduce our cost structure while simultaneously expanding the breadth of our business, enhancing our technical capabilities, and pursing new business opportunities.

In addition, we have an outstanding Loan and Security Agreement (the "LSA") with Comerica Bank in the amount of $5 million, which matures in June of 2018 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneve, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2017, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  If UBS were to elect to not renew the irrevocable letter of credit issued by it beyond May 31, 2017, the currently scheduled expiration date, then such non-renewal will result in an event of default under the LSA, at which time all amounts outstanding under the LSA of approximately $5 million will become due and payable. Currently, the letter of credit is automatically extended for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  As of the date of this report on Form 10Q, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Additionally, all notes issued under the 2007 and 2014 NPAs mature on November 14, 2018 and Comerica LSA matures on June 6, 2018.

Uses of Cash

During the three months ended March 31, 2017, we used in operating activities approximately $2.0 million, which was offset by $924,000 in cash collected from our customers to arrive at approximately $1.1 million of net cash used in operating activities.  Approximately $876,000 of this amount was used to pay interest payments on the convertible notes and bank debt; approximately $815,000 for payroll, benefits and related costs; approximately $115,000 was used for non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $229,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

During the three months ended March 31, 2016, we used in operating activities approximately $1.8 million, which was offset by $600,000 in cash collected from our customers to arrive at approximately $1.2 million of net cash used in operating activities; of which approximately $775,000 was used to pay interest payments on the Notes and bank debt; approximately $740,000 was used for payroll, benefits and related costs; approximately $95,000 was used on non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $230,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

Capital Expenditures and Investing Activities

Our capital expenditures are limited to the purchase of new office equipment and new mobile devices that are used for testing. Cash used for investing activities was not significant and we do not plan any significant capital expenditures in the near future.

Going Concern

Our independent registered public accounting firm has issued an emphasis of matter paragraph in their report included in the Annual Report on Form 10-K for the year ended December 31, 2016 in which they express substantial doubt as to our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended March 31, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2017 without registration under the Securities Act:

Between January 1, 2017 and March 31, 2017, we issued to one accredited investor $1,000,000 in principal amount of our convertible notes under the 2014 Note Purchase Agreement. The note is convertible into shares of our Common Stock at a per share conversion rate of $1.43. All notes issued under this facility are scheduled to mature on November 14, 2018.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

May 12, 2017	By:	/s/ Bob Dieterle
Bob Dieterle
Chief Executive Officer (Principal Executive Officer)

May 12, 2017	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)