Form 10-Q
period 2017-06-30
MobileSmith, Inc.
filed 2017-08-11
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 10, 2017, there were 19,827,542 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2017

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2017	2016
	(unaudited)
Current Assets
Cash and Cash Equivalents	$601,528	$548,146
Restricted Cash	105,475	116,577
Trade Accounts Receivable, Less Allowance for Doubtful Accounts of $12,500 and $0, Respectively	531,080	273,091
Prepaid Expenses and Other Current Assets	62,025	64,642
Total Current Assets	1,300,108	1,002,456

Property and Equipment, Net	91,781	104,129
Capitalized Software, Net	222,213	274,833
Intangible Assets, Net	28,850	37,593
Total Other Assets	342,844	416,555
Total Assets	$1,642,952	$1,419,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$50,053	$43,518
Accrued Expenses	188,612	193,836
Accrued Interest	484,318	455,269
Capital Lease Obligations	38,462	36,950
Deferred Revenue	2,505,778	1,404,951
Total Current Liabilities	3,267,223	2,134,524

Long-Term Liabilities
Bank Loan	5,000,000	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	42,197,565	39,655,579
Convertible Notes Payable, Net of Discount	680,640	680,640
Capital Lease Obligations	44,225	63,834
Deferred Rent	34,623	42,189
Total Long-Term Liabilities	47,957,053	45,442,242
Total Liabilities	51,224,276	47,576,766

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at June 30, 2017 and December 31, 2016	-	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At June 30, 2017 and December 31, 2016; 19,827,542 Shares Issued and Outstanding at June 30, 2017 and December 31, 2016	19,828	19,828
Additional Paid-in Capital	98,463,329	98,245,063
Accumulated Deficit	(148,064,481)	(144,422,646)
Total Stockholders' Deficit	(49,581,324)	(46,157,755)
Total Liabilities and Stockholders' Deficit	$1,642,952	$1,419,011
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
REVENUES:
Subscription and Support	$638,941	$494,169	$1,046,343	$965,299
Professional Services and Other	-	4,154	-	4,154
Total Revenue	638,941	498,323	1,046,343	969,453
COST OF REVENUES:
Subscription and Support	140,315	93,048	283,922	208,369
Professional Services and Other	15,748	51,179	29,304	56,242
Total Cost of Revenue	156,063	144,227	313,226	264,611

GROSS PROFIT	482,878	354,096	733,117	704,842
OPERATING EXPENSES:
Sales and Marketing	285,860	325,450	565,622	561,174
Research and Development	440,425	400,856	889,534	807,399
General and Administrative	321,300	399,388	798,366	752,361
Total Operating Expenses	1,047,585	1,125,694	2,253,522	2,120,934
LOSS FROM OPERATIONS	(564,707)	(771,598)	(1,520,405)	(1,416,092)

OTHER INCOME (EXPENSE):
Other Income	594	3,529	1,184	11,568
Interest Expense, Net	(1,085,616)	(1,221,447)	(2,122,614)	(2,703,343)
Total Other Expense	(1,085,022)	(1,217,918)	(2,121,430)	(2,691,775)

NET LOSS	$(1,649,729)	$(1,989,516)	$(3,641,835)	$(4,107,867)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	$(0.08)	$(0.10)	$(0.18)	$(0.21)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	19,827,542	19,827,542	19,827,542	19,827,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,641,835)	$(4,107,867)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	82,049	81,624
Bad Debt Expense	12,500	83,250
Amortization of Debt Discount	322,056	1,092,547
Share Based Compensation	213,196	42,501
Changes in Assets and Liabilities:
Accounts Receivable	(270,489)	(299,157)
Prepaid Expenses and Other Assets	2,617	5,429
Accounts Payable	6,535	40,941
Deferred Revenue	1,100,827	552,748
Accrued and Other Expenses	16,260	(8,418)
Net Cash Used in Operating Activities	(2,156,284)	(2,516,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(8,339)	(16,665)
Net Cash Used in Investing Activities	(8,339)	(16,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	108,049	114,112
Deposit of Cash to Restricted Account	(96,947)	(114,125)
Proceeds From Issuance of Long Term Debt	2,225,000	2,550,000
Repayments of Debt Borrowings	(18,097)	(15,113)
Net Cash Provided by Financing Activities	2,218,005	2,534,874

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,382	1,807
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	548,146	580,220
CASH AND CASH EQUIVALENTS, END OF PERIOD	$601,528	$582,027

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$1,771,509	$1,570,647

Non-Cash Investing and Financing Activities
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$5,070	$474,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED JUNE 30, 2017
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Totals
		$0.001
	Shares	Par Value
BALANCES, DECEMBER 31, 2016	19,827,542	$19,828	$98,245,063	$(144,422,646)	$(46,157,755)

Equity-Based Compensation	-	-	213,196	-	213,196
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt	-	-	5,070	-	5,070
Net Loss	-	-	-	(3,641,835)	(3,641,835)
BALANCES, JUNE 30, 2017	19,827,542	$19,828	$98,463,329	$(148,064,481)	$(49,581,324)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2017
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

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of June 30, 2017.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the six months ended June 30, 2017 and 2016, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

The Company evaluates new significant accounting pronouncements at each reporting period. For the period ended June 30, 2017, the Company did not adopt any new pronouncement that had or is expected to have a material effect on the Company’s presentation of its condensed consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted.   Originally the Company planned to adopt the standard early.  During the current period the Company concluded that costs of early adoption outweigh the anticipated benefits during the upcoming year and concluded that the adoption will take place with the period beginning on January 1, 2018, in compliance with the issued standards.

2.   DEBT

The table below summarizes the Company’s debt outstanding at June 30, 2017 and December 31, 2016:

Debt Description	June 30,	December 31,
	2017	2016	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2018	3.85%
Capital lease obligations - Noteholder lease	57,749	69,717	August 2019	8.00%
Capital lease obligations - office furniture and other equipment	9,568	14,044	August 2018	9.80%
Capital lease obligations - vehicle	15,370	17,023	July 2021	5.59%
Convertible notes - related parties, net of discount of $851,666 and $1,168,652, respectively	42,197,565	39,655,579	November 2018	8.00%
Convertible notes, net of discount of $50,129	680,640	680,640	November 2018	8.00%
Total debt	47,960,892	45,437,003

Less: current portion of long term debt
Capital lease obligations	(38,462)	(36,950)

Debt - long term	$47,922,430	$45,400,053

Convertible Notes

During the six months ended June 30, 2017, the Company privately placed $2,225,000 in principal amount of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”). The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a per share conversion price of $1.43.

The table below summarizes convertible notes issued as of June 30, 2017 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$29,901,242
2014 NPA notes, net of discount	12,976,963
Total convertible notes, net of discount	$42,878,205

Comerica LSA

The Company has an outstanding Loan and Security Agreement with Comerica Bank dated June 9, 2014 in the amount of $5,000,000, with an extended maturity date of June 6, 2018.

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment, office furniture and company vehicle under capital lease agreements that expire through July 2021. Total amount financed under these capital leases at June 30, 2017 was $82,687.  This obligation is included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:
2017	$ 21,739
2018	38,345
2019	23,631
2020	4,219
Thereafter	2,461
90,395
Less amount representing interest	(7,708)
Capital lease obligations	$82,687

The Company leases its office space in Raleigh, North Carolina pursuant to a lease with an initial term that expires in March 2019.  The lease contains an option to renew for two additional three-year lease terms.

The table below summarizes the Company’s future obligation under its office lease:

Year:
2017	$84,278
2018	172,418
2019	44,082
Total	$300,778

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

4.   EQUITY AND EQUITY BASED COMPENSATION

As of June 30, 2017, options to purchase 1,968,860 shares of Common Stock were granted under 2016 Equity Compensation Plan, in addition to 198,341 options granted under previous plans.

The following is a summary of the stock option activity for the six months ended June 30, 2017:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2016	2,184,160	$1.49
Cancelled	(16,959)	1.62
Issued	-	-
Outstanding, June 30, 2017	2,167,201	$1.48	3.82	$428
Vested and exercisable, June 30, 2017	666,810	$1.46	3.37	$428

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at June 30, 2017 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at June 30, 2017, as reported on the OTCQB Venture Marketplace, was $1.09 per share.

At June 30, 2017, $870,265 unvested expense has yet to be recorded related to outstanding stock options.

5.   MAJOR CUSTOMERS AND CONCENTRATION

For the six months ended June 30, 2017, two major customers accounted for 31% of total revenues and one customer accounted for 52% of the accounts receivable balance.  For the six months ended June 30, 2016, one major customer accounted for 15% of total revenues and one customer accounted for 60% of the accounts receivable balance.

6.   SUBSEQUENT EVENTS

On August 8, 2017, the Company received from a related party a short term bridge loan in the amount of $150,000, which loan the Company anticipates repaying in full in August 2017.

In July of 2017 the Company consolidated multiple notes issued to the same noteholders under 2007 NPA and 2014 NPA into single notes to each such noteholder so as to consolidate quarterly interest payments.  All of the other terms and conditions, including maturity dates, continue in full force and effect.  The consolidated notes will continue to pay quarterly interest on a calendar quarter basis.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws.  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, our ability to continue as a going concern, and the sufficiency of our capital resources including funds that we may be able to raise under our convertible note facility, our ability to raise financing from other sources and/or ability to defer expenditures, the impact of the liens on our assets securing amounts owed to third parties, expectation regarding competitors as more and larger companies attempt to market products/services competitive to our company, market acceptance of our new product offerings, including updates to our Platform, rate of new user subscriptions, market penetration of our products and  expectations regarding our revenues and expense,  all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2016 and our subsequent periodic reports filed with the SEC for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2017 (the “2017 Period”) to the Three Months Ended June 30, 2016 (the “2016 Period”).

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenue	638,941	498,323	140,618	28%
Cost of Revenue	156,063	144,227	11,836	8%
Gross Profit	482,878	354,096	128,782	36%

Sales and Marketing	285,860	325,450	(39,590)	(12%)
Research and Development	440,425	400,856	39,569	10%
General and Administrative	321,300	399,388	(78,088)	(20%)

Interest Expense	1,085,616	1,221,447	(135,831)	(11%)

Revenue  increased by $140,618 or 28%.  The increase in revenues is primarily attributable to the recognition and recording of previously deferred revenues.  Our revenues were previously impacted by one significant contract for which revenue recognition until the 2017 Period has been deferred in compliance with United States Generally Accepted Accounting Principles ("US GAAP") revenue recognition requirements for sale of software products and services.  During the 2017 Period, revenue recognition criteria have been met and therefore, the Company commenced related revenue recognition in accordance with our revenue recognition policy.

Cost of Revenue increased by $11,836 or 8%, but overall Cost of  Revenue was comparable between two periods.  Period to period fluctuations take place due to composition of Customer Success team deliverables and services component of these deliverables.

Gross Profit increased by $128,782 or 36% and is primarily attributable to commencement of revenue recognition in the 2017 Period on a major contract as referred to above.  Associated costs of delivery have been incurred and accrued in previous periods.

Sales and Marketing expense decreased by $39,590 or (12%).  Such decrease is primarily attributable to a decrease in volume of marketing campaigns as we re-evaluated our key marketing activities and strategy in the 2017 Period.

Research and Development expense increased by $39,569 or 10%.  This increase is attributable to a decrease in relative amount of our research and development team's effort that was allocated to cost of revenue in the 2017 Period in comparison to 2016 Period.  Certain service components of our customer agreements required dedicated time from our development team, and such effort was recorded as cost of revenue during the period such services were delivered.

General and Administrative expense decreased by $78,088 or (20%).  Such decrease is primarily attributable to a bad debt expense recorded in the 2016 Period.

Interest Expense decreased by $135,831 or (11%).  The cash part of interest expense increased by approximately $104,000 due to the increase in the face value of our convertible debt. The cash interest portion was offset by a decrease of approximately $231,000 in debt discount amortization as a result of the discount being amortized over additional two years attributable to the extension of the maturity date for our convertible debt, which was implemented in May 2016.

Comparison of the Six Months Ended June 30, 2017 (the “2017 Period”) to the Three Months Ended June 30, 2016 (the “2016 Period”).

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenue	1,046,343	969,453	76,890	8%
Cost of Revenue	313,226	264,611	48,615	18%
Gross Profit	733,117	704,842	28,275	4%

Sales and Marketing	565,622	561,174	4,448	1%
Research and Development	889,534	807,399	82,135	10%
General and Administrative	798,366	752,361	46,005	6%

Interest Expense	2,122,614	2,703,343	(580,729)	(21%)

Revenue increased by $76,890 or 8%.  The increase in revenues is primarily attributable to the recognition of previously deferred revenues.  Our revenues were previously impacted by one significant contract for which revenue recognition has been deferred in compliance with United States Generally Accepted Accounting Principles ("US GAAP") revenue recognition requirements for sale of software products and services.  During the 2017 Period, revenue recognition criteria on the contract have been met and approximately $150,000 of revenue has been recognized in accordance with our revenue recognition policy.  The increase in revenue from that single major contract was offset by a net decrease in revenue from other customers due to customer turnover.

Cost of Revenue increased by $48,615 or 18%.  Such increase is attributable to the growth of our Customer Success team as a result of realigning our workforce to deliver professional services in mobile app strategy and design.

Gross Profit increased by $28,275 or 4%.  Gross Profit was positively impacted by the revenue recognition from the one significant customer contract referred to above for which revenue recognition commenced in 2017 Period, as decribed above.

Sales and Marketing expense increased by $4,448 or 1%.  Sales and marketing team compensation increased by approximately $42,000 as a result of increase in commission expense related to increase in contract bookings and collections in 2017 Period in comparison to 2016 Period.  Increase in commission expense was offset by overall decrease in marketing spending on campaigns and tradeshows as we continue to adjust our sales and marketing activities to conform to our overall sales and marketing goals.

Research and Development expense increased by $82,135 or 10%.  This increase is attributable to a decrease in amount of our research and development team's effort that was allocated to cost of revenue in the 2017 Period in comparison to 2016 Period.  Certain service components of our customer agreements required dedicated time from our development team and such effort was recorded as cost of revenue during the period such survices were delivered.  In addition to the development team effort allocation, the Research and Development expense was impacted by an increase in employee stock based compensation as a result of the grant of stock options under the 2016 Equity Compensation plan.

General and Administrative expense increased by $46,005 or 6% during the 2017 period.  This increase is attributable to an increase in employee stock based compensation, offset by a decrease in bad debt expense.

Interest Expense decreased by $580,729 or (21%).  The cash part of interest expense increased by approximately $190,000 due to the increase in the face value of our convertible debt. The cash interest portion was offset by a decrease of approximately $770,000 in debt discount amortization as a result of the discount being amortized over additional two years attributable to the extension of the maturity date for our convertible debt, which was implemented in May 2016.

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

In addition, we have an outstanding Loan and Security Agreement (the "LSA") with Comerica Bank in the amount of $5 million, which matures in June of 2018 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneve, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2018, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  If UBS were to elect to not renew the irrevocable letter of credit issued by it beyond May 31, 2018, the currently scheduled expiration date, then such non-renewal will result in an event of default under the LSA, at which time all amounts outstanding under the LSA of approximately $5 million will become due and payable. Currently, the letter of credit is automatically extended for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  As of the date of this report on Form 10Q, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Additionally, all notes issued under the 2007 and 2014 NPAs mature on November 14, 2018 and Comerica LSA matures on June 6, 2018.

In July of 2017 the Company consolidated multiple notes issued to the same noteholders under 2007 NPA or 2014 NPA into single note to each such shareholder so as to consolidate quarterly interest payments.  All of the other terms and conditions, including the maturity date, remain in effect.  The consolidated notes will continue to pay quarterly interest on a calendar quarter basis.  Due to transition of quarterly payments to a calendar basis, the Company's interest payments on the consolidated notes is expected to decrease by approximately $350,000 for the year ending December 31, 2017.

Uses of Cash

During the six months ended June 30, 2017, we used in operating activities approximately $4.0 million, which was offset by $1.8 million in cash collected from our customers, netting approximately $2.1 million of net cash used in operating activities.  Approximately $1.8 million of this amount was used to pay interest payments on the convertible notes and bank debt; approximately $1.6 million for payroll, benefits and related costs; approximately $201,000 was used for non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $416,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

During the six months ended June 30, 2016, we used in operating activities approximately $3.7 million, which was offset by $1.2 million in cash collected from our customers, netting approximately $2.5 million of net cash used in operating activities.  Approximately $1.6 million was used to pay interest payments on the convertible notes and bank debt; approximately $1.6 million was used for payroll, benefits and related costs; approximately $246,000 was used on non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $365,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the six months ended June 30, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the six months ended June 30, 2017 without registration under the Securities Act:

Between April 1, 2017 and June 30, 2017, we issued to one accredited investor $1,225,000 in principal amount of our convertible notes under the 2014 Note Purchase Agreement. The note is convertible into shares of our Common Stock at a per share conversion rate of $1.43. All notes issued under this facility are scheduled to mature on November 14, 2018.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

August 11, 2017	By:	/s/ Bob Dieterle
Bob Dieterle
Chief Executive Officer (Principal Executive Officer)

August 11, 2017	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)