Form 10-Q
period 2017-09-30
MobileSmith, Inc.
filed 2017-11-13
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, there were 24,722,647 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2017

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2017	2016
	(unaudited)
Current Assets
Cash and Cash Equivalents	$1,443,262	$548,146
Restricted Cash	61,713	116,577
Trade Accounts Receivable, Less Allowance for Doubtful Accounts of $12,500 and $0, Respectively	267,939	273,091
Prepaid Expenses and Other Current Assets	49,549	64,642
Total Current Assets	1,822,463	1,002,456

Property and Equipment, Net	81,647	104,129
Capitalized Software, Net	195,903	274,833
Intangible Assets, Net	24,469	37,593
Total Other Assets	302,019	416,555
Total Assets	$2,124,482	$1,419,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$84,059	$43,518
Accrued Expenses	178,673	193,836
Accrued Interest	881,242	455,269
Capital Lease Obligations	36,624	36,950
Deferred Revenue	1,239,165	1,404,951
Bank Loan	5,000,000	-
Total Current Liabilities	7,419,763	2,134,524

Long-Term Liabilities
Bank Loan	-	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	43,788,609	39,655,579
Convertible Notes Payable, Net of Discount	680,640	680,640
Capital Lease Obligations	36,733	63,834
Deferred Rent	30,839	42,189
Total Long-Term Liabilities	44,536,821	45,442,242
Total Liabilities	51,956,584	47,576,766

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at September 30, 2017 and December 31, 2016	-	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At September 30, 2017 and December 31, 2016; 19,827,542 Shares Issued and Outstanding at September 30, 2017 and December 31, 2016	19,828	19,828
Additional Paid-in Capital	98,650,709	98,245,063
Accumulated Deficit	(148,502,639)	(144,422,646)
Total Stockholders' Deficit	(49,832,102)	(46,157,755)
Total Liabilities and Stockholders' Deficit	$2,124,482	$1,419,011

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
REVENUES:
Subscription and Support	$1,886,344	$415,166	$2,932,687	$1,380,465
Professional Services and Other	-	-	-	4,154
Total Revenue	1,886,344	415,166	2,932,687	1,384,619
COST OF REVENUES:
Subscription and Support	147,535	138,175	431,457	346,544
Professional Services and Other	-	11,418	29,304	67,660
Total Cost of Revenue	147,535	149,593	460,761	414,204

GROSS PROFIT	1,738,809	265,573	2,471,926	970,415
OPERATING EXPENSES:
Sales and Marketing	299,559	288,129	865,181	849,303
Research and Development	406,113	446,490	1,295,647	1,253,889
General and Administrative	367,342	257,615	1,165,708	1,009,976
Total Operating Expenses	1,073,014	992,234	3,326,536	3,113,168
INCOME (LOSS) FROM OPERATIONS	665,795	(726,661)	(854,610)	(2,142,753)

OTHER INCOME (EXPENSE):
Other Income	365	153,918	1,549	165,486
Interest Expense, Net	(1,104,318)	(997,730)	(3,226,932)	(3,701,073)
Total Other Expense	(1,103,953)	(843,812)	(3,225,383)	(3,535,587)

NET LOSS	$(438,158)	$(1,570,473)	$(4,079,993)	$(5,678,340)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	$(0.02)	$(0.08)	$(0.21)	$(0.29)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	19,827,542	19,827,542	19,827,542	19,827,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,079,993)	$(5,678,340)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	122,873	123,324
Bad Debt Expense	12,500	33,300
Amortization of Debt Discount	486,527	1,248,736
Share Based Compensation	327,149	63,309
Impairment of Long Lived Assets	-	8,356
Changes in Assets and Liabilities:
Accounts Receivable	(7,348)	(81,805)
Prepaid Expenses and Other Assets	15,093	9,563
Accounts Payable	40,541	13,633
Deferred Revenue	(165,786)	353,595
Accrued and Other Expenses	399,462	(33,583)
Net Cash Used in Operating Activities	(2,848,982)	(3,939,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(8,339)	(26,483)
Net Cash Used in Investing Activities	(8,339)	(26,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	166,812	166,610
Deposit of Cash to Restricted Account	(111,948)	(114,765)
Proceeds From Issuance of Short Term Loan from Related Party	150,000	-
Repayments of Short Term Loan from Related Party	(150,000)	-
Proceeds From Issuance of Long Term Debt	3,725,000	3,750,000
Repayments of Debt Borrowings	(27,427)	(22,911)
Net Cash Provided by Financing Activities	3,752,437	3,778,934

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	895,116	(187,461)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	548,146	580,220
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,443,262	$392,759

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$2,314,434	$2,397,504

Non-Cash Investing and Financing Activities
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$78,497	$533,216
Financed Purchase of a Vehicle	-	$18,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED SEPTEMBER 30, 2017
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Totals
		$0.001
	Shares	Par Value
BALANCES, DECEMBER 31, 2016	19,827,542	$19,828	$98,245,063	$(144,422,646)	$(46,157,755)

Equity-Based Compensation	-	-	327,149	-	327,149
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt	-	-	78,497	-	78,497
Net Loss	-	-	-	(4,079,993)	(4,079,993)
BALANCES, SEPTEMBER 30, 2017	19,827,542	$19,828	$98,650,709	$(148,502,639)	$(49,832,102)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2017
(unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013.

The Company develops solutions for healthcare industry that focus on improvements in delivery of healthcare by means of mobile technology.  The Company’s flagship product is the MobileSmith® Platform (the “Platform”). The Platform is an innovative hosted set of tools that enables organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps specific to healthcare industry deliverable across iOS and Android mobile platforms without writing a single line of code. The Platform has applications in other industries and has been successfully deployed in retail and real estate operations.

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
●    Managed services for custom mobile application design, development and implementation;
●    Mobile application marketing services; and
●    Mobile strategy implementation consulting.

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of September 30, 2017.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the nine months ended September 30, 2017 and 2016, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

The Company evaluates new significant accounting pronouncements at each reporting period. For the period ended September 30, 2017, the Company did not adopt any new pronouncement that had or is expected to have a material effect on the Company’s presentation of its condensed consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted.   Originally the Company planned to adopt the standard early.  During the current period the Company concluded that costs of early adoption outweigh the anticipated benefits during the upcoming year and concluded that the adoption will take place with the period beginning on January 1, 2018, in compliance with the issued standards. The Company has commenced work to assess the impact of the new revenue standard on its principal revenue streams. The Company has not made a determination on the impact to its consolidated financial statements. The Company is implementing changes to its accounting processes, internal controls and disclosures to support the new accounting.

2.   DEBT

The table below summarizes the Company’s debt outstanding at September 30, 2017 and December 31, 2016:

Debt Description	September 30,	December 31,
	2017	2016	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2018	4.85%
Capital lease obligations - Noteholder lease	51,583	69,717	August 2019	8.00%
Capital lease obligations - office furniture and other equipment	7,248	14,044	August 2018	9.80%
Capital lease obligations - vehicle	14,526	17,023	July 2021	5.59%
Convertible notes - related parties, net of discount of $760,622 and $1,168,652, respectively	43,788,609	39,655,579	November 2018	8.00%
Convertible notes, net of discount of $50,129	680,640	680,640	November 2018	8.00%
Total debt	49,542,606	45,437,003

Less: current portion of long term debt
Capital lease obligations	36,624	36,950
Comerica Bank Loan and Security Agreement	5,000,000	-
Total current portion of long term debt	5,036,624	36,950

Debt - long term	$44,505,982	$45,400,053

Convertible Notes

During the nine months ended September 30, 2017, the Company privately placed $3,725,000 in principal amount of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”). The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a per share conversion price of $1.43.

The table below summarizes convertible notes issued as of September 30, 2017 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$30,020,339
2014 NPA notes, net of discount	14,448,910
Total convertible notes, net of discount	$44,469,249

Comerica LSA

The Company has an outstanding Loan and Security Agreement with Comerica Bank dated June 9, 2014 in the amount of $5,000,000, with an extended maturity date of June 6, 2018.

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment, office furniture and a company vehicle under capital lease agreements that expire through July 2021. Total amount financed under these capital leases at September 30, 2017 was $73,357.  This obligation is included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:
2017	$10,869
2018	38,345
2019	23,631
2020	4,219
Thereafter	2,461
79,525
Less amount representing interest	(6,168)
Capital lease obligations	$73,357

The Company leases its office space in Raleigh, North Carolina pursuant to a lease with an initial term that expires in March 2019.  The lease contains an option to renew for two additional three-year lease terms.

The table below summarizes the Company’s future obligation under its office lease:

Year:
2017	$42,524
2018	172,418
2019	44,082
Total	$259,024

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

4.   EQUITY AND EQUITY BASED COMPENSATION

As of September 30, 2017, options to purchase 2,164,006 shares of Common Stock were granted under 2016 Equity Compensation Plan, in addition to 172,406 options granted under previous plans.

The following is a summary of the stock option activity for the nine months ended September 30, 2017:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2016	2,184,160	$1.48
Cancelled	(185,894)	1.52
Issued	338,146	1.40
Outstanding, September 30, 2017	2,336,412	$1.47	4.10	$90,445
Vested and exercisable, September 30, 2017	834,527	$1.50	3.25	$52,146

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at September 30, 2017 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at September 30, 2017, as reported on the OTCQB Venture Marketplace, was $1.50 per share.

At September 30, 2017, $1,078,227 unvested expense has yet to be recorded related to outstanding stock options.

5.   MAJOR CUSTOMERS AND CONCENTRATION

For the nine months ended September 30, 2017, one major customer accounted for 54% of total revenues and three customers accounted for 84% of the accounts receivable balance.  For the nine months ended September 30, 2016, one major customer accounted for 16% of total revenues and three customers accounted for 67% of the accounts receivable balance.

6.   SUBSEQUENT EVENTS

On October 24, 2017 the Company issued a total of 4,895,105 shares of its common stock to UBP upon UBP’s conversion of $7 million in principal amount of 2007 NPA notes.

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

Overview

We develop and market healthcare industry solutions designed to improve delivery of healthcare by means of mobile technology.  Our software-as-a-service (“SaaS”) platform and related services provide a catalog of vetted mobile app tools that can be rapidly customized and implemented by healthcare organizations with goals of addressing many key pain points of the industry, including preventable readmissions, adherence to treatment plans, management of chronic conditions.   Our flagship product is the MobileSmith® Platform (the “Platform”).  Platform related services often include data integration, training and integration of third party services. We also provide consulting services, which include assistance with design and implementation of mobile strategy, implementation of mobile marketing strategy and the development of mobile apps.  Revenue from such services is included in the Professional Services and Other Revenue line of our Statement of Operations.  Delivery of Professional Services requires allocation of a portion of our research and development efforts into Cost of Revenue.

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

During 2017 we concluded that we have amassed significant expertise providing mobile app based solutions to healthcare industry and refocused our efforts predominantly on the healthcare and healthcare related industry going forward.   We will continue targeting other industries, if solutions for those industries are based on our core expertise in healthcare.   Our strategy includes engagement of federal and state governments, who are major players in the delivery of healthcare indirectly through Medicare and Medicaid systems and directly by providing healthcare to nation's active military and its veterans through a Veterans Affairs system.  We will continue working with our government clients with a goal of making our return on investment based solutions available in the public center.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2017 (the “2017 Period”) to the Three Months Ended September 30, 2016 (the “2016 Period”).

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenue	1,886,344	415,166	1,471,178	354%
Cost of Revenue	147,535	149,593	(2,058)	(1%)
Gross Profit	1,738,809	265,573	1,473,236	555%

Sales and Marketing	299,559	288,129	11,430	4%
Research and Development	406,113	446,490	(40,377)	(9%)
General and Administrative	367,342	257,615	109,727	43%

Interest Expense	1,104,318	997,730	106,588	11%

Revenue  increased by $1,471,178 or 354%.  The increase in revenues is primarily attributable to the recognition and recording of previously deferred revenues.  Our revenues were previously impacted by one significant contract for which revenue recognition until the 2017 Period had been deferred in compliance with United States Generally Accepted Accounting Principles ("US GAAP") revenue recognition requirements for sale of software products and services.  Throughout 2017 revenue recognition criteria have been met and therefore, the Company commenced related revenue recognition in accordance with our revenue recognition policy.

Cost of Revenue decreased by $2,058 or (1%), but overall Cost of  Revenue was comparable between two periods.  Period to period fluctuations take place due to composition of Customer Success team deliverables and services component of these deliverables.

Gross Profit increased by $1,473,236 or 555% and is primarily attributable to commencement during year 2017 of revenue recognition on a major contract as referred to above.  Associated costs of delivery have been incurred and accrued in previous periods.

Sales and Marketing expense increased by $11,430 or 4%.   Increase of approximately $40,000  is attributable to an increase in compensation due to the expansion of our sales team and increase in commission expense related to an increase in contract bookings and collections in the 2017 Period in comparison to 2016 Period.  Increase in sales compensation expense is offset by a decrease in volume of marketing campaigns as we re-evaluated our key marketing activities and strategy in the 2017 Period.

Research and Development expense decreased by $40,377 or (9%).  This decrease is attributable to a $34,000 decrease in payroll and related expenses and $25,000 decrease in recruiting expense.  These decreases were partially offset by increase in employee stock based compensation expense.

General and Administrative expense increased by $109,727 or 43%.  Such increase is primarily attributable to increase in employee stock based compensation expense of approximately $70,000 and increase in bad debt expenses of $66,000, offset by decreases in legal and compliance expenses expenses, infrusctructure costs and travel expenses.

Interest Expense increased by $106,588 or 11%.  Such increase is mostly attributable to an increase in the face value of our convertible debt and increase in variable interest rate on our bank loan.

Comparison of the Nine Months Ended September 30, 2017 (the “2017 Period”) to the Nine Months Ended September 30, 2016 (the “2016 Period”).

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenue	2,932,687	1,384,619	1,548,068	112%
Cost of Revenue	460,761	414,204	46,557	11%
Gross Profit	2,471,926	970,415	1,501,511	155%

Sales and Marketing	865,181	849,303	15,878	2%
Research and Development	1,295,647	1,253,889	41,758	3%
General and Administrative	1,165,708	1,009,976	155,732	15%

Interest Expense	3,226,932	3,701,073	(474,141)	(13%)

Revenue increased by $1,548,068 or 112%.  The increase in revenues is attributable to the recognition of previously deferred revenues.  Our revenues were previously impacted by one significant contract for which revenue recognition had been deferred in compliance with United States Generally Accepted Accounting Principles ("US GAAP") revenue recognition requirements for sale of software products and services.  During the 2017 Period, revenue recognition criteria on that contract have been met and approximately $1.6 million of revenue has been recognized in accordance with our revenue recognition policy.

Cost of Revenue increased by $46,557 or 11%.  Such increase is attributable to the growth of our Customer Success team as a result of realigning our workforce to deliver professional services in mobile app strategy and design.

Gross Profit increased by $1,501,511 or 155%.  Gross Profit was positively impacted by the revenue recognition from the one significant customer contract referred to above for which revenue recognition commenced in 2017 Period, as described above.

Sales and Marketing expense increased by $15,878 or 2%.  Sales and marketing team compensation increased by approximately $91,000 mostly as a result of increase in salaries of our sales team and commission expense related to increase in contract bookings and collections in 2017 Period in comparison to 2016 Period.  Increase in commission expense was offset by overall decrease in marketing spending on campaigns and tradeshows as we continue to adjust our sales and marketing activities to conform to our overall sales and marketing goals.

Research and Development expense increased by $41,758 or 3%.  This increase is attributable to a decrease in amount of our research and development team's effort that was allocated to cost of revenue in the 2017 Period in comparison to 2016 Period.  Certain service components of our customer agreements required dedicated time from our development team and such effort was recorded as cost of revenue during the period such services were delivered.  In addition to the development team effort allocation, the Research and Development expense was impacted by an increase in employee stock based compensation as a result of the grant of stock options under the 2016 Equity Compensation plan.

General and Administrative expense increased by $155,732 or 15% during the 2017 Period.  This increase is attributable to an increase in employee stock based compensation.

Interest Expense decreased by $474,141 or (13%).  The cash part of interest expense increased by approximately $290,000 due to the increase in the face value of our convertible debt. The cash interest portion was offset by a decrease of approximately $760,000 in debt discount amortization as a result of the discount being amortized over additional two years attributable to the extension of the maturity date for our convertible debt, which was implemented in May 2016.

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

Uses of Cash

During the nine months ended September 30, 2017, we used in operating activities approximately $5.6 million, which was offset by $2.8 million in cash collected from our customers, netting approximately $2.8 million of net cash used in operating activities.  Approximately $2.3 million of this amount was used to pay interest payments on the convertible notes and bank debt; approximately $2.5 million for payroll, benefits and related costs; approximately $290,000 was used for non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $565,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

During the nine months ended September 30, 2016, we used in operating activities approximately $5.6 million, which was offset by $1.7 million in cash collected from our customers, netting approximately $3.9 million of net cash used in operating activities.  Approximately $2.4 million was used to pay interest payments on the convertible notes and bank debt; approximately $2.4 million was used for payroll, benefits and related costs; approximately $335,000 was used on non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $450,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the nine months ended September 30, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2017 without registration under the Securities Act:

Between July 1, 2017 and September 30, 2017, we issued to one accredited investor $1,500,000 in principal amount of our convertible notes under the 2014 Note Purchase Agreement. The note is convertible into shares of our Common Stock at a per share conversion rate of $1.43. All notes issued under this facility are scheduled to mature on November 14, 2018.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

November 13, 2017	By:	/s/ Bob Dieterle
Bob Dieterle
Chief Executive Officer (Principal Executive Officer)

November 13, 2017	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)