Form 10-K
period 2017-12-31
MobileSmith, Inc.
filed 2018-03-29
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $8.7 million (based on the closing sale price of $1.09 per share on such date).

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 28, 2018 was 24,722,647.

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

Principal Products and Services

We develop and market healthcare industry solutions designed to improve delivery of healthcare by means of mobile technology.  Our software-as-a-service (“SaaS”) platform and related services provide a catalog of vetted mobile app tools that can be rapidly customized and implemented by healthcare organizations with goals of addressing many key pain points of the industry, including preventable readmissions, adherence to treatment plans, management of chronic conditions.   Our flagship product is the MobileSmith® Platform (the “Platform”).   The Platform is an innovative hosted set of tools that enables organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps specific to healthcare industry deliverable across iOS and Android mobile platforms without writing a single line of code.  Platform related services often include data integration, training and integration of third party services. We also provide consulting services, which include assistance with design and implementation of mobile strategy, implementation of mobile marketing strategy and development of mobile apps.  Revenue from such services is included in the Professional Services and Other Revenue line of our Statement of Operations.  Delivery of Professional Services requires allocation of a portion of our research and development efforts into Cost of Revenue.

The Platform has applications outside of healthcare and has been successfully deployed in retail and real estate operations.

Mode of Operations

In our business model the customers acquire access to the Platform through user subscription agreements and are able to obtain control of mobile app production. We often refer to our business model as platform-as-a-service ("PaaS"), because we not only offer cloud software to create mobile apps, we offer infrastructure to host the newly created mobile apps, back-office tools to manage those apps, cloud tools to connect customers data or ability to incorporate existing third party software code into customer apps.  Out Platform is a truly comprehensive offering and thus more accurately described by the PaaS model.  In the industry and this report terms SaaS and PaaS may be used interchangeably as common reference to cloud computing model.

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

Target Market and Sales Channels

During 2017 we completed a strategic shift and focused our business activities and research and development primarily on healthcare industry in the United States.  Although our Platform was designed with broad use in mind, our customer base started to increasingly gravitate towards healthcare clients and hospitals and once we developed industry expertise, validated use cases that demonstrate return on investment from use of mobile apps in healthcare, we solidified our focus on the healthcare industry.

We identified several trends in healthcare that are affecting use of mobile technology in healthcare market:

●
Increased pressures on healthcare industry to provide consumer-focused services, as evidenced by entry of non-traditional healthcare players, like retail pharmacies into offering primary healthcare nation wide;
●
Tech-savvy Generation X and Millennial consumers are becoming primary healthcare consumers and are demanding ease of use and transparency in healthcare and expect mobile access to healthcare services, information and interaction with the healthcare provider via mobile device;
●
Increasing pressure from both government regulation and the traditional private payers to reduce costs by compensating healthcare providers based on value and outcome delivered.

We believe that the do-it-yourself model for creation and management of apps will become a cost effective solution for healthcare clients who have an ever increasing need to interact with their customers and employees through mobile devices. Single apps may reach their limits of usability very quickly, if made complex. The Platform provides the subscriber with the capacity to create multiple, customized non-template apps with designated functionalities and specific designs without incurring additional costs.

Principal Customers

In 2016 we had a major retail customer that accounted for approximately 15% of our 2016 revenue.  The same customer accounted for approximately 7% of 2017 revenue.  In 2017 we had a major healthcare customer in federal government space that accounted for 46% of our 2017 revenue.  The revenue from this major government customer had been deferred in compliance with United States Generally Accepted Accounting Principles ("US GAAP") revenue recognition requirements for sale of software products and services and was recognized during 2017, when such requirements were met.  Contracts with both the major retail and major government customers ended as of December 31, 2017.  Our future revenues will be negatively impacted by loss of these two major customers.

Research and Development

In 2017 we continued to enhance the Platform with various functionalities sought by current and target customers.  We continuously monitor such demand, rapidly develop the functionalities and make them available to all our customers, current and future.

During 2017, our Blueprints feature (Blueprint is a fully customizable pre-built app targeting specific healthcare related business function or health condition)  proved successful, so we focused on Platform enhancements to optimize its use:

●
We completed a “clone app” feature that allows any app or app Blueprint to be easily copied, stored, or modified to be shared across any customer account.  We will continue to enhance this feature until our platform can offer a crowd-sourced app block functionality;
●
We added a new wayfinding app block that allows any healthcare company to plug in a mapping platform and provide a Google maps blue dot style navigation through their hospital complexes;
●
We added a set of services offerings to help our customers quickly customize and deploy our Blueprints.

Based on a detailed competitive assessment, we started a process of modernizing our Platform to take advantage of the latest iOS and Android capabilities: we released support for Android’s Material Design Language, as well as support for Android 8 (Oreo) and iOS 11.  We expect to complete this project to support VIPER architecture that allows pluggable custom code blocks in 2018.

Our research and development team has begun a fundamental redesign of the Platform architecture to take advantage of new technologies from Amazon Web Service to provide highly scalable multi-tenant functionality.

We incurred research and development expenses of approximately $1.67 million and $1.7 million in 2017 and 2016, respectively.

Competition

We occupy a unique position among a larger number of rapid app development platforms on the market, becauses we provide a no-code platform that allows for full customization of developed apps and includes ability to quickly add reusable custom native code or hybrid HTML 5 code targeting industry specific features, complex user interfaces, and workflows into a single seamless app user experience.  Our competitors tend to focus on only one rapid app development style (no code, hybrid, or low code) which limits their ability to either leverage non-programmers, or their ability to quickly provide custom functionality.

Investment in building our expertise in healthcare industry adds to our competitive advantage.

Intellectual Property

During 2014, we stopped pursuing the majority of our patent applications as we determined that the cost of pursuing them is greater than the potential protection provided by them.  Since then we have been granted one patent associated with our Platform.

We also have several trademarks registered with the U.S. Patent and Trademark Office. These trademarks cover certain names that identify specifics of the Platform user interface.

Employees

As of December 31, 2017, we had 32 full time employees and no part-time employees. None of our employees are subject to collective bargaining agreements.

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

We have not yet achieved positive cash flows from operations, and our main source of operating funds is the sale of notes under two convertible note facilities that we implemented. See Item 7, “Management’s Discussion and Analysis “Liquidity and Capital Resources”. Since November 2007 and through the date of this report, we have raised approximately $47.7 million through these note facilities and we have the ability to raise up to an additional $25.6 million under such facilities from existing note holders and others upon request. However, no assurance can be provided that we will in fact be able to raise needed amounts through the facilities or through any other sources on commercially reasonable terms. If financing through the note facilities becomes unavailable, we will need to seek other sources of funding.  The inability to raise additional funds when needed, whether through the note facilities or otherwise, may have a material adverse effect on our operations.

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

The Notes currently outstanding under the Convertible Note Facilities, which together with interest accrued as of the date of this report on Form 10-K aggregate approximately $41.3 million, come due in November 2018.  In addition, we have an outstanding Loan and Security Agreement (the “LSA”) with Comerica Bank in the amount of $5,000,000, which matures in June of 2018 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with a renewed term expiring on May 31, 2018, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Unless we can defer payment on the notes or such notes are in fact converted into our common stock, of which no assurance can be provided, we will need to find other sources of funding to pay the amounts that are scheduled to come due in November 2018. We also have no commitment from any funding source should UBS elect to not renew the letter of credit.

Furthermore, the amounts under the LSA as well as approximately $23.6 million under the Notes, are secured by a lien on our assets. A default by us under these notes or the LSA would enable these creditors to foreclose on our assets. Additionally, the non-renewal of the letter of credit securing the UBS note, which is currently scheduled to expire on May 31, 2018, would also trigger an event of default under the LSA as well as the outstanding notes. Any foreclosure could force us to substantially curtail or cease our operations.

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

Our Platform technology is not patent protected and is not exclusive to us, as there are various platforms in the market that allow for creation of mobile apps, ranging from “do it yourself” platforms for creation of template apps to platform tools designed for use by developers.  Although we consider our Platform unique, in that it allows for creation of sophisticated mobile apps by non-developers, there is no guarantee that another company will not build a similar platform.

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

Mr. Avy Lugassy controls Grasford Investments Ltd. (“Grasford”). As of December 31, 2017, Grasford holds 8,830,269, or 35.7%, of the Company’s issued and outstanding common stock and approximately $13.8 million in aggregate principal amount of our promissory notes, which are currently convertible at the election of the holder into additional 9,668,729 shares of common stock. Being a significant owner of our company, Mr. Lugassy may exercise significant influence on our operations through his ability to vote his shares.

In addition, as of the date of this report, Union Bancaire Privée (“UBP”) holds 4,895,105, or 19.8% of  the Company’s issued and outstanding common stock and approximately $25.2 million in aggregate principal amount of the Notes. Because UBP may convert its Notes upon request, if UBP so converts, it would acquire a significant percentage of our shares of common stock and, like Grasford, would be able to exercise significant influence on the Company’s operations as a result.

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

The conversion price on our outstanding convertible promissory notes is fixed at $1.43.  As of the date of this report, we have $40,530,000 of face value Notes outstanding convertible into 28,342,657 shares of common stock.  As we continue to issue more notes, the number of conversion shares will increase.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our Board of Directors will be authorized to issue up to 5,000,000 shares of preferred stock with powers, rights and preferences designated by it.  Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company.  The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means.  Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause.  Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. The Company's corporate office in Raleigh North Carolina consists of approximately 7,000 square feet. The lease term for the premises commenced in July 2013 and continues through March 2019. The lease contains an option to renew for two additional three-year terms.

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

Year Ended December 31, 2016:	High	Low
First Quarter	$2.00	$0.61
Second Quarter	$2.00	$1.40
Third Quarter	$1.50	$0.75
Fourth Quarter	$1.49	$0.75

Year Ended December 31, 2017:
First Quarter	$1.40	$1.25
Second Quarter	$1.44	$0.45
Third Quarter	$1.75	$0.25
Fourth Quarter	$1.99	$1.00

As of March 27, 2018 there were 159 holders of record of shares of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes significant factors affecting the operating results, financial condition and liquidity of MobileSmith for the two-year period ended December 31, 2017. This discussion should be read in conjunction with the financial statements and notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and the more detailed discussion and analysis of our financial condition and results of operations in conjunction with the risks described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Overview of Financing Activities and Sources of Cash

From November 14, 2007 and through the date of this report on Form 10-K, we have financed our working capital deficiency primarily through the issuance of our promissory notes under two convertible note facilities. The first, established in November 2007, is evidenced by the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “2007 NPA”) and the second, established in December 2014, is evidenced by the unsecured Convertible Subordinated Note Purchase Agreement (the “2014 NPA”; together with the 2007 NPA, the “Convertible Note Facilities”)) with Union Bancaire Privée, UBP SA ("UBP").   All references in this filing to “2007 NPA Notes” will mean notes issued under the  2007 NPA and all references to “2014 NPA Notes" will mean notes issued under the 2014 NPA.  All references to the Notes will mean any convertible note or notes issued either under 2007 or 2014 NPAs.

From November 14, 2007 and through December 10, 2014, we have financed our working capital deficiency primarily with the issuance of Notes under the 2007 NPA.   On December 11, 2014 the Company entered into the 2014 NPA and issued its first 2014 NPA Note to UBP.  We intend to primarily use our 2014 NPA for future issuances of convertible notes.

In June of 2016 we extended maturity of both 2007 and 2014 NPA Notes from November of 2016 to November of 2018, which lengthened the period of time over which the debt discount is amortized.

During 2017, we borrowed a total of $3,725,000 under the 2014 NPA and converted $7,000,000 in principal amount of 2007 NPA Notes into shares of common stock. The aggregate balance of the Notes as of December 31, 2017 was $37,781,883, net of discount of $498,117.

Amounts outstanding under the 2007 NPA are secured by a lien on all of our assets.

The table below summarizes convertible notes issued as of December 31, 2017 by NPA type:

Convertible Notes Type:	Balance
2007 NPA notes, net of discount	$23,271,479
2014 NPA notes, net of discount	14,510,404
Total convertible notes	$37,781,883

Comerica LSA

We have an outstanding Loan and Security Agreement (the "LSA") with Comerica Bank pursuant to which $5,000,000 is outstanding with an original maturity date of June 9, 2016.  On May 24, 2016, the Company and Comerica Bank entered into First Amendment to the LSA, which extended the maturity of the LSA to June 6, 2018.

The LSA is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) with a renewed term expiring on May 31, 2018, which term is automatically renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

The Company is actively working with the debt holders to extend the maturity of both Notes and the LSA; however no assurance can be provided that the Company will be successful in obtaining such extension.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2017 AND THE YEAR ENDED DECEMBER 31, 2016

2017 Highlights

During 2017 the Company focused on growing our customer base while keeping our expense level, including payroll at 2016 levels.  Although the goals of such expense control were measured in cash used in operations as opposed to expense reported under US GAAP, the results of operations below reflect the results of such containment efforts on the expense side.  For the most part operating expenses were in line with 2016 amounts with exception of stock based compensation which was $476,957 for the Company in 2017 in comparison to $132,680 in 2016.  Stock based compensation was impacted by stock options grants to our board chairman in August of 2016 and employees in November of 2016; both resulted in expense for a portion of the year in 2016 and full year in 2017.  In addition, the Company granted stock options to two new board members in 2017, which further increased stock based compensation in 2017 when compared to 2016.

Comparison of Operating Results

Results of Operations

	Year ended December 31,		Increase (Decrease)
	2017	2016	$	%
Revenue	3,452,888	1,865,613	1,587,275	85%
Cost of Revenue	609,829	571,793	38,036	7%
Gross Profit	2,843,059	1,293,820	1,549,239	120%

Sales and Marketing	1,175,920	1,153,336	22,584	2%
Research and Development	1,674,221	1,700,617	(26,396)	(2%)
General and Administrative	1,610,543	1,378,730	231,813	17%

Interest Expense	4,463,059	4,732,612	(269,553)	(6%)

Revenue increased by $1,587,275, or 85%.  The increase in revenues is primarily attributable to the recognition and recording of previously deferred revenues.  Our revenues were previously impacted by one significant governmental contract for which revenue recognition until the 2017 Period was deferred in compliance with United States Generally Accepted Accounting Principles ("US GAAP") revenue recognition requirements for sale of software products and services.  During the 2017 Period, revenue recognition criteria have been satisfied and therefore, the Company commenced and completed related revenue recognition in accordance with our revenue recognition policy.

Cost of Revenue increased by $38,036, or 7%.  Such increase is attributable to an increase in size of our Client Success team and an increase in employee stock based compensation as a result of issuances of stock options under the 2016 Equity Compensation plan.

Gross Profit increased by $1,549,239, or 120% and is primarily attributable to commencement of revenue recognition in the 2017 period on a major contract as referred to above.  Associated costs of delivery have been incurred and accrued in previous periods.

Sales and Marketing expense increased by $22,584, or 2%. Compensation of the sales team increased by $136,000 driven by increase in salaries and commission expense driven by higher sales. Tradeshow related expenses have increased by approximately $36,000.  The increases were offset by decreases in marketing campaign related expenses by approximately $118,000 and decrease of $32,000 in other marketing and promotion related expenses.

Research and Development expense decreased by $26,396, or 2%.  Salaries and related recruitment fees decreased $133,000, as the Company left certain vacant positions unfilled for longer periods of time in comparison to 2016.  The decrease in salaries was offset by increase in stock based compensation of approximately $56,000 and approximately $47,000 of lower allocations of research and development team expense to cost of revenue in 2017 when compared to 2016.

General and Administrative expense increased by $231,813, or 17%. An increase of $246,000 is attributable to stock based compensation expense as a result stock options grants to employees and board members.  An increase of $45,000 resulted from higher board member compensation.  The expenses were offset by decreases in board meeting and executive travel of approximately $40,000 and a decrease in legal expense of $16,000 in addition to changes in other minor expense categories.

Interest expense decreased by $269,553, or 6%. The cash part of interest expense increased by $334,000 due to an increase in average face value of our debt.  The cash interest portion was offset by a decrease of approximately $610,000 in debt discount amortization as a result of the discount being amortized over additional two years attributable to the extension of the maturity date for our convertible debt, which was implemented in May 2016 and due to conversion of $7,000,000 of Notes into shares of common stock by UBP in October of 2017.

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

During 2017, the Company raised gross proceeds of $3,725,000 from the private placement to UBP under 2014 NPA.  Subsequent to December 31, 2017 and through the date of this report, the Company issued additional 2014 NPA Notes to UBP in the amount of $2,250,000 and a short term bridge loan to a related party in the amount of $325,000.

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

Additionally, all notes issued under the 2007 and 2014 NPAs mature on November 14, 2018 and Comerica LSA matures on June 6, 2018.   The Company is actively working with the debt holders to extend the maturity of both Notes and the LSA.

Uses of Cash

During the year ended December 31, 2017, we used in operating activities approximately $7.6 million, which was offset by $3.4 million in cash collected from our customers, netting approximately $4.2 million of net cash used in operating activities.  Approximately $3.2 million of this amount was used to pay interest payments on the convertible notes and bank debt; approximately $3.3 million for payroll, benefits and related costs; approximately $370,000 was used for non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $756,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

During the year ended December 31, 2016, we used in operating activities approximately $7.7 million, which was offset by $2.3 million in cash collected from our customers, netting approximately $5.4 million of net cash used in operating activities.  Approximately $3.2 million of this amount was used to pay interest payments on the convertible notes and bank debt; approximately $3.3 million for payroll, benefits and related costs; approximately $485,000 was used for non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $722,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance and other expenditures.

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

Sale of software takes place when the Company sells perpetual license to the Platform through installation in a private cloud.  Revenue recognition begins when all elements of the agreement, besides post-contract customer support, are delivered (including installation, if applicable).  The software revenue is recognized ratably over the period of post-contract customer support.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted.   Originally the Company planned to adopt the standard early.  During the current period the Company concluded that costs of early adoption outweighed the anticipated benefits during the year and concluded that the adoption will take place with the period beginning on January 1, 2018, in compliance with the issued standards.  The Company selected a retrospective approach at the time of adoption, at which time cumulative effect of initially adopting the standard will be recognized in retained earnings as of the date of adoption and additional footnote disclosures will be included in the financial statements.  Prior periods will not be retrospectively adjusted.  The Company expects that adoption of Topic 606 will not have a material impact to its consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of MobileSmith, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MobileSmith, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty
These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CHERRY BEKAERT LLP

We have served as the Company's auditors since 2009.

Raleigh, North Carolina
March, 29, 2018

MOBILESMITH, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2017	December 31, 2016
Current Assets
Cash and Cash Equivalents	$58,484	$548,146
Restricted Cash	120,372	116,577
Trade Accounts Receivable	260,403	273,091
Prepaid Expenses and Other Current Assets	71,992	64,642
Total Current Assets	511,251	1,002,456

Property and Equipment, Net	71,603	104,129
Capitalized Software, Net	169,593	274,833
Intangible Assets, Net	20,093	37,593
Total Other Assets	261,289	416,555
Total Assets	$772,540	$1,419,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$125,982	$43,518
Accrued Expenses	201,528	193,836
Accrued Interest	865,822	455,269
Capital Lease Obligations	34,927	36,950
Deferred Revenue	1,388,503	1,404,951
Bank Loan	5,000,000	-
Convertible Notes Payable, Related Parties, Net of Discount	37,101,243	-
Convertible Notes Payable, Net of Discount	680,640	-
Total Current Liabilities	45,398,645	2,134,524

Long-Term Liabilities
Bank Loan	-	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	-	39,655,579
Convertible Notes Payable, Net of Discount	-	680,640
Capital Lease Obligations	28,907	63,834
Deferred Rent	26,286	42,189
Total Long-Term Liabilities	55,193	45,442,242
Total Liabilities	45,453,838	47,576,766

Commitments and Contingencies (Note 6)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at December 31, 2017 and December 31, 2016	-	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At December 31, 2017 and December 31, 2016; 24,722,647 and 19,927,542 Shares Issued and Outstanding at December 31, 2017 and December 31, 2016, Respectively	24,723	19,828
Additional Paid-in Capital	105,795,621	98,245,063
Accumulated Deficit	(150,501,642)	(144,422,646)
Total Stockholders' Deficit	(44,681,298)	(46,157,755)
Total Liabilities and Stockholders' Deficit	$772,540	$1,419,011
The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2017	2016
REVENUES:
Subscription and Support	$3,452,888	$1,861,459
Professional Services and Other	-	4,154
Total Revenue	3,452,888	1,865,613

COST OF REVENUES:
Subscription and Support	609,829	509,247
Professional Services and Other	-	62,546
Total Cost of Revenue	609,829	571,793

GROSS PROFIT	2,843,059	1,293,820

OPERATING EXPENSES:
Sales and Marketing	1,175,920	1,153,336
Research and Development	1,674,221	1,700,617
General and Administrative	1,610,543	1,378,730
Impairment of Long Lived Assets, Net	-	8,356
Gain on Reversal of a Liability	-	(11,500)
Total Operating Expenses	4,460,684	4,229,539
LOSS FROM OPERATIONS	(1,617,625)	(2,935,719)

OTHER INCOME (EXPENSE):
Other Income	1,688	166,676
Interest Expense, Net	(4,463,059)	(4,732,612)
Total Other Expense	(4,461,371)	(4,565,936)

NET LOSS	$(6,078,996)	$(7,501,655)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	$(0.25)	$(0.38)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	24,722,647	19,827,542

The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	December 31,	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,078,996)	$(7,501,655)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	163,604	165,351
Bad Debt Expense	12,500	34,500
Amortization of Debt Discount	799,161	1,408,873
Share Based Compensation	476,957	132,680
Impairment of Long Lived Assets	-	8,356
Changes in Assets and Liabilities:
Accounts Receivable	188	(124,241)
Prepaid Expenses and Other Assets	(7,350)	11,174
Accounts Payable	76,149	(2,199)
Deferred Revenue	(16,448)	396,981
Accrued and Other Expenses	408,657	39,230
Net Cash Used in Operating Activities	(4,165,578)	(5,430,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(8,339)	(27,316)
Net Cash Used in Investing Activities	(8,339)	(27,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	228,836	220,177
Deposit of Cash to Restricted Account	(232,631)	(211,766)
Proceeds From Issuance of Long Term Debt	3,725,000	5,450,000
Repayments of Debt Borrowings	(36,950)	(32,219)
Net Cash Provided by Financing Activities	3,684,255	5,426,192

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(489,662)	(32,074)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	548,146	580,220
CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,484	$548,146

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$3,253,345	$3,262,119

Non-Cash Investing and Financing Activities:
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$78,496	$566,782
Financed Purchase of a Vehicle		$18,365
The Company converted 7,000,000 of its convertible notes into common shares	$7,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Totals
	Shares	Par Value
BALANCES, DECEMBER 31, 2015	19,827,542	$19,828	$97,545,601	$(136,920,991)	$(39,355,562)

Equity-Based Compensation		-	132,680	-	132,680
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt		-	566,782	-	566,782
Net Loss		-	-	(7,501,655)	(7,501,655)

BALANCES, DECEMBER 31, 2016	19,827,542	$19,828	$98,245,063	$(144,422,646)	$(46,157,755)

Equity-Based Compensation		-	476,957	-	476,957
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt		-	78,496	-	78,496
Conversion of Notes Payable to Common Stock	4,895,105	4,895	6,995,105		7,000,000
Net Loss		-	-	(6,078,996)	(6,078,996)
BALANCES, DECEMBER 31, 2017	24,722,647	$24,723	$105,795,621	$(150,501,642)	$(44,681,298)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

1.	SUMMARY OF BUSINESS AND DESCRIPTION OF GOING CONCERN

Description of Business and Going Concern
MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013.

The Company develops solutions for the healthcare industry that focus on improvements in delivery of healthcare by means of mobile technology.  The Company’s flagship product is the MobileSmith® Platform (the “Platform”). The Platform is an innovative hosted set of tools that enables organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps specific to healthcare industry deliverable across iOS and Android mobile platforms without writing a single line of code.  The Platform has applications in other industries and has been successfully deployed in retail and real estate operations.

These consolidated financial statements include accounts of the Company and its wholly-owned subsidiary, which was created to explore the concept of a consumer targeted mobile app development platform.  From time to time, the Company may create additional wholly-owned subsidiaries in order to test various new services as a part of its research and development process.  This subsidiary did not have material activity in 2016 or 2017.

The Company’s principal products and services include:
●
Subscription to its Software as a Service (“SaaS”) cloud based mobile app development platform to customers who design and build their own apps;
●
Managed services for custom mobile application design, development and implementation;
●
Mobile application marketing services; and
●
Mobile strategy implementation consulting.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2017 and 2016, the Company incurred net losses, as well as negative cash flows from operations, and at December 31, 2017 and 2016, had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. Since November 2007, the Company has been funding its operations, in part, from the proceeds of the issuance of notes under a convertible secured subordinated note facility which was established in 2007, as well as, an unsecured convertible subordinated note facility established in 2014. As of December 31, 2017, the Company had $38,280,000 of face value outstanding under these facilities and the Company is entitled to sell to the investors additional notes under these facilities in an amount not exceeding $27,820,000 , when requested to by the Company, subject to the terms and conditions specified in these facilities. There can be no assurance that the Company will in fact be able to raise additional capital through these facilities or even from other sources on commercially acceptable terms or at all.

The Notes under 2007 and 2014 NPA mature in November of 2018 and the Comerica LSA matures in June of 2018. The Company management is actively negotiating extension of maturity on the 2007 and 2014 NPAs by at least two years and refinancing of Comerica LSA by extending its maturity.

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

Professional Services Revenues
Professional services revenues consist of fees for professional services, which relate to development of custom code or certain data integration connectors, mobile application marketing services, and mobile strategy implementation consulting. These revenues are recognized as the services are rendered for time and material contracts and when the milestones are achieved and accepted by the customer for fixed-fee contracts.  Delivery of such revenue may be outsourced to the Company's trusted vendors, depending on our internal capacity to deliver such services.

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

During 2012, the Platform was substantially completed. During 2013, the Company’s development efforts became more driven by market requirements and rapidly changing customers’ needs. As a result, the Company’s development team adopted the Agile iterative approach to software development. Due to Agile’s short development cycles and focus on rapid production, the Company ceased capitalizing software development costs mid-way through 2013 as the documentation produced under the Agile method did not meet requirements necessary to establish technological feasibility. No development costs were capitalized in 2016 or 2017 and the Company does not expect to capitalize substantial development costs in the future.

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

Advertising Costs
Advertising costs consist primarily of industry related tradeshows and marketing campaigns. Advertising costs are expensed as incurred, or the first time the advertising takes place, applied consistently based on the nature of the advertising activity. The amounts related to advertising during 2017 and 2016 were $268,133 and $382,932, respectively.

Share-Based Compensation
The Company measures share-based compensation cost at the grant date based on the fair value of the award. The Company recognizes compensation cost on a straight-line basis over the requisite service period. The requisite service period is generally three years. The compensation cost is recognized net of estimated forfeiture activity.

The fair value of option grants under the Company’s equity compensation plan during the year ended December 31, 2017 was estimated using the following weighted-average assumptions :

Dividend yield	0.00%
Expected volatility	102.80%
Risk-free interest rate	1.90%
Expected lives (years)	7.0

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

Recently Issued Accounting Pronouncements
The Company evaluates new significant accounting pronouncements at each reporting period. For the year ended December 31, 2017, the Company did not adopt any new pronouncement that had or is expected to have a material effect on the Company’s presentation of its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted.   Originally the Company planned to adopt the standard early.  During the current period the Company concluded that costs of early adoption outweighed the anticipated benefits during the year and adopted the standard effective January 1, 2018, in compliance with the issued standards.   The Company selected a modified retrospective approach at the time of adoption, at which time cumulative effect of initially adopting the standard will be recognized in retained earnings as of the date of adoption and additional footnote disclosures will be included in the financial statements.  Prior periods will not be retrospectively adjusted.

The Company used a comprehensive approach to assess the impact of the guidance the contract portfolio.  The review is now substantially complete and the Company expects to record a cumulative effect adjustment to accumulated deficit upon adoption of the new revenue standard as of January 1, 2018.  The cumulative adjustment will decrease Company's accumulated deficit by approximately $70,000.   The cumulative adjustment is related to incremental upfront contract acquisition cost (such as sales commissions on contracts with a term of longer than 12 months) and financing component of transaction price (a discount given to the customer to accelerate payments on long term contracts).   New standard requires contract acquisition costs to be capitalized and amortized over estimated life of the asset; under current guidance these costs are expenses when incurred.  In regard to financing component of transaction price, the new standard requires to account for such costs seperately as interest expense.  Currently, the revenue is reported net of financing discounts.

The Company has identified that adoption of Topic 606 will not have a material impact to its consolidated financial statements.

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

On November 17, 2016 FASB issued ASU 2016-18, which the Company will adopt effective January 1, 2018.   This ASU may impact the way restricted cash is presented on the statement of cash flows.

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

3.	PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE
	December 31,	December 31,
	2017	2016
Computer hardware	$110,541	$102,203
Computer software	37,884	37,884
Furniture and fixtures	89,580	89,580
Equipment	25,558	25,558
Leasehold improvements	34,162	34,162
	297,725	289,386
Less accumulated depreciation	(226,122)	(185,257)
Property and equipment, net	$71,603	$104,129

Capitalized software consists of the following:
	December 31,	December 31,
	2017	2016
Capitalized software	$736,678	$736,678
Less accumulated amortization	(567,085)	(461,845)
Capitalized software, net	$169,593	$274,833

During the years ended December 31, 2017 and 2016, the Company recorded depreciation and amortization expense related to its property, equipment and capitalized software of $146,104 and $147,845 respectively.

4.	INTANGIBLE ASSETS

The following table summarizes information about the Company’s intangible assets:

	December 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
Asset Category	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired license and costs	$108,534	$90,445	$18,089	$108,534	$74,940	$33,594
Other	10,000	7,996	2,004	10,000	6,001	3,999
Total	$118,534	$98,441	$20,093	$118,534	$80,941	$37,593

During the years ended December 31, 2017 and 2016, the Company recorded amortization expense related to its intangible assets of $17,500 and $17,506, respectively.

The following table presents the estimated future amortization expense related to intangible assets held at December 31, 2017:

Year ending December 31:
2018	$17,510
2019	2,583
$20,093

5.	DEBT

The table below summarizes the Company’s debt at December 31, 2017 and December 31, 2016:

Debt Description	December 31,	December 31,
	2017	2016	Maturity	Rate
Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2018	5.10%
Capital lease obligations - Noteholder lease	45,294	69,717	August 2019	8.00%
Capital lease obligations - office furniture and other equipment	4,870	14,044	August 2018	9.80%
Capital lease obligations - vehicle	13,670	17,023	July 2021	5.59%
Convertible notes - related parties, net of discount of $447,988 and $1,168,652, respectively	37,101,243	39,655,579	November 2018	8.00%
Convertible notes, net of discount of $50,129	680,640	680,640	November 2018	8.00%
Total debt	42,845,717	45,437,003

Less: current portion of long term debt
Convertible notes - related parties, net of discount of $447,988 and $1,168,652, respectively	37,101,243	-
Convertible notes, net of discount of $50,129	680,640	-
Capital lease obligations	34,927	36,950
Comerica Bank LSA	5,000,000	-
Total current portion of long term debt	42,816,810	36,950

Debt - long term	$28,907	$45,400,053

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

During 2017, the Company raised gross proceeds of $3,725,000 from the private placement to UBP under 2014 NPA.

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

In October 2017 UBP converted $7,000,000 of its 2007 NPA Notes into 4,895,105 shares of Company common stock at the stated conversion price of $1.43 per share.

The table below summarizes convertible notes issued as of December 31, 2017 by type:

Convertible Notes Type:	Balance
2007 NPA notes, net of discount	$23,271,479
2014 NPA notes, net of discount	14,510,404
Total convertible notes	$37,781,883

Convertible notes issued under 2014 NPA

The aggregate principal amount of  2014 NPA Notes that may be issued under the 2014 NPA is $40 million, of which $14,725,000 had been borrowed as of December 31, 2017.  The 2014 NPA Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, and are subordinated to the $5 million outstanding under the Company’s Loan and Security Agreement (the “LSA”) with Comerica Bank and to any promissory notes outstanding under the Company’s existing 2007 NPA program.

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

Convertible notes issued under 2007 NPA

The aggregate principal amount of  2007 NPA Notes that may be issued under the 2007 NPA is $33,300,000, of which $30,755,000 had been borrowed as of December 31, 2017.  The 2007 NPA Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, and are subordinated to the $5 million outstanding under the LSA with Comerica Bank.

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

Related Party Convertible Notes under 2007 and 2014 NPAs

Grasford, the Company’s largest stockholder, owns $13,826,282 in face value amount of 2007 NPA Notes as of December 31, 2017. Grasford is controlled by Avy Lugassy, one of the Company’s principal shareholders.

UBP owns $22,992,180 in combined face value amount of 2007 and 2014 NPA Notes as of December 31, 2017 in addition to 4,895,105 shares of common stock and is considered a significant beneficial owner.

Crystal Management owns $730,769 in face value amount of 2007 NPA Notes as of December 31, 2016. Crystal Management is controlled by Doron Rotler, the third largest shareholder of the Company.

Interest expense for 2017 for convertible notes was $4,219,510, including amortization of discount of $799,161.

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
●
secured by an extended irrevocable SBLC issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with an initial term expiring on May 31, 2015, which term is automatically renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date (no such notice has been given and SBLC was extended to expire on May 31, 2018); and

●
acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including but not limited to, failure by the Company to perform its obligations, observe the covenants made by it under the LSA, failure to renew the UBS AG SBLC, and insolvency of the Company.

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

The payments on the lease are made monthly. The balance of the lease as of December 31, 2017 was $45,294.

In September 2013 the Company purchased furniture for its new office by execution of a five-year non-cancellable lease, which is accounted for as a capital lease. The unpaid balance on the lease as of December 31, 2017 is $4,870.

In July 2016, the Company acquired a vehicle, that it had been previously leasing since July of 2013. The vehicle is financed through a 5 year auto loan. The payments are made monthly.  The unpaid balance on the note payable is $13,670 as of December 31, 2017.

The table below details future payments under capital leases:

Year:
2018	$38,345
2019	23,631
2020	4,219
Thereafter	2,461
68,656
Less amount representing interest	(4,822)
Capital lease obligations	$63,834

6.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 29, 2013, the Company signed a 65-month lease for new office space in Raleigh, North Carolina, effective October 30, 2013. The landlord built the space to the Company’s specifications and provided the Company with five months free rent as an incentive. Rent expense is being recognized over the entire 65-month term of the lease on a straight-line basis.  The initial term of the lease ends in March 2019.  The lease contains an option to renew for two three-year terms, which the Company is currently evaluating.  Monthly rent is approximately $15,000 per month.

The table below summarizes the Company’s future obligations under the new office lease:

Year:
2018	$172,418
2019	44,082
Total	$216,500

Rent expense for the years ended December 31, 2017 and 2016 was $166,729, and $155,603, respectively.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2017, the Company had 24,722,647 shares of common stock outstanding. Holders of the Company’s shares of common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at December 31, 2017 and 2016.

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

A summary of the status of the stock option issuances as of December 31, 2017 and 2016, and changes during the periods ended on these dates is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding, December 31, 2015	361,349	$1.44
Cancelled	(146,409)	1.52
Issued	1,969,250	1.49
Outstanding, December 31, 2016	2,184,160	1.48
Cancelled	(231,039)	1.52
Issued	705,126	1.71
Outstanding, December 31, 2017	2,658,247	1.54	4.29	$654,701
Vested and exercisable, December 31, 2017	1,070,224	$1.48	3.32	$305,866

At December 31, 2017, $1,412,833 of unvested expense remains to be recorded related to all options outstanding.

Exercise prices for options outstanding as of December 31, 2017 ranged between $.90 and $1.99.

8.	INCOME TAXES

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

U.S. Tax Cuts and Jobs Act of 2017. On December 22, 2017, U.S. tax legislation known as the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was enacted. For corporations, the TCJA amends existing U.S. Internal Revenue Code by reducing the corporate income tax rate and modifying several business deduction and international tax provisions. Specifically, the corporate income tax rate was reduced to 21% from 34%, which resulted in revaluation of our deferred tax assets and liabilities and adjustment to the corresponding valuation allowance.  Other changes that may have significant future impact on the Company's financial position relates to net operating losses, which going forward will have an unlimited carryforward period (previously 20 years) and no carryback period (previously 2 years), but deductions for such losses are limited to 80% of taxable income (previously 100% of taxable income) beginning with the 2018 tax year.

The balances of deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2017	2016
Net Current Deferred Income Tax Assets Related To:
Allowance For Doubtful Accounts	$50,000	$73,000
Depreciation And Amortization	91,000	144,000
Impairment Charges	20,000	34,000
Stock-Based Compensation Expenses	60,000	91,000
Accrued Liabilities	8,000	11,000
Other	16,860	3,923
Net Operating Loss Carryforwards	25,042,000	35,916,000
Total	25,287,860	36,272,923
Less Valuation Allowance	(25,287,860)	(36,272,923)
Net Current Deferred Income Tax	$-	$-

Under US GAAP, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows:

	December 31,	December 31,
	2017	2016
Tax Benefit Computed At Statutory Rate Of 34%	$(2,066,859)	$(2,550,563)
State Income Tax Benefit, Net Of Federal Effect	(276,837)	(341,625)
Permanent Differences
Stock-Based Compensation	162,165	51,153
Debt Discount Amortization	308,109	543,177
Other	2,485	2,935
Impact of U.S. tax Cuts and Jobs Act of 2017	12,856,000	-
Change In Valuation Allowance	(10,985,063)	2,294,923
Totals	$-	$-

As of December 31, 2017, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $98 million, which don't have an expiration date. For state tax purposes, the NOL carryforwards expire between 2018 and 2033. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2017.

9.	MAJOR CUSTOMERS AND CONCENTRATIONS

A customer that individually generates more than 10% of revenue is considered a major customer.

For the year ended December 31, 2017, one customer accounted for 46% of the Company’s revenue. Three customers accounted for 77% of net accounts receivable balance as of December 31, 2017.  One vendor accounted for 13% of accounts payable balance as of December 31, 2017.

For the year ended December 31, 2016, one customer accounted for 15% of the Company’s revenue. Two customers accounted for 75% of net accounts receivable balance as of December 31, 2016.  Two vendors accounted for 65% of accounts payable balance as of December 31, 2016.

10.	EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of approximately $36,800 and $37,000 to the plan during 2017 and 2016, respectively.

11.	SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Company issued two 2014 NPA Notes to UBP in the total amount of $2,250,000 on the same terms as the currently outstanding 2014 NPA Notes. The notes mature on November 14, 2018.  In addition, the Company borrowed $325,000 through a related party short term bridge loan.

On March 21, 2018 the Company granted 366,980 options to a newly appointed board member.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In making the assessment of adequate internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management believes that our internal control over financial reporting was effective as of December 31, 2017.

During our fourth quarter ended December 31, 2017, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning the Company’s current executive officers and directors, their ages, their offices with the Company, if any, their principal occupations or employment for the past five years.

Name	Age	Position	Officer Since

EXECUTIVE OFFICERS:

Bob Dieterle	51	Chief Executive Officer	2014**
Gleb Mikhailov	38	Chief Financial Officer	2013

Name	Age	Position	Director Since

DIRECTORS:

Randy J. Tomlin	57	Director, Executive Chairman of the Board	2016
Ronen Shviki	46	Director	2013
Ray Hemmig	68	Director	2017
Robert Smith	66	Director	2017
Amir Elbaz	40	Director	2010*

* Mr. Elbaz was Chief Executive Officer through January 17, 2017, a position he held since May 2013.
** Mr. Dieterle joined the Company in February of 2010 as a General Manager.

Bob Dieterle, Chief Executive Officer

On January 17, 2017 the Board appointed Bob Dieterle, the Company's President, to serve as Chief Executive Officer of the Company.

Mr. Dieterle joined the Company in January of 2011 as a General Manager.   Mr. Dieterle is Chief Innovator of the Company’s flagship product, the MobileSmith™ Platform.  Mr. Dieterle brings with him over 20 years of global technology experience from companies like IBM and Lenovo and is an accomplished thought leader in the adoption and commercialization of emerging technologies at the consumer and enterprise levels. Prior to joining the Company, Mr. Dieterle served as the Executive Director of World Wide Product Management and Marketing of Services at Lenovo from May 2006 to December 2009. Mr. Dieterle has a B.S. in Electrical Engineering from North Carolina State University, and an M.B.A. from Duke University’s Fuqua School of Business.

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

Randy J Tomlin,  Executive Chairman of the Board

On January 17, 2017 the Board appointed current board member Randy J. Tomlin, age 57, to assume responsibilities of Executive Chairman of the Board.  Randy J. Tomlin was appointed to the Board on August 4, 2016.

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
Mr. Tomlin received his bachelor’s degree in Finance from Texas A&M University in College Station, Texas.

The Board believes that Randy J. Tomlin’s contribution to the Board includes his experience in successfully managing a complex division of a global technology company with a contemporaneous focus on customer service and operational efficiency. In addition, Mr. Tomlin’s recognition in the technology industry may benefit us in the form of formation of valuable partnerships and other strategic opportunities.

Ray Hemmig, Director

On August 11, 2017, the Board of Directors appointed Ray Hemmig to the Board.

Ray Hemmig has more than 40 years of executive and board experience in the retail and restaurant industries, including: J. C. Penney, Hickory Farms of Ohio, Grandy’s (VP Operations, COO; EVP (Saga Corp), Ace Cash Express (CEO, Executive Chairman, Chairman), Buffet Partners, LP dba Furr’s Fresh Buffet (CEO, Chairman). He founded in October 1995 Retail and Restaurant Growth Capital (RRGC) - a small business investment company (SBIC) that has been providing growth capital to retail and restaurant industries  for over 20 years.  In 2013 Mr. Hemmig founded Hemmig Investments, LTD - a family investment office based in Dallas, TX, which is involved in non-controlling investments in privately held businesses in a variety of industries.

Mr. Hemmig  has served on multiple public and privately held company boards: Communications World; Party City (NYSE:PRTY); On the Border; Ace Cash Express; Restoration Hardware (NYSE:RH); Full House Resorts (NASDAQ:FLL), as well as numerous other privately held company boards in the US and abroad. Mr. Hemmig is also an active member and board member of the North Texas Chapter of the National Association of Corporate Directors (NACD), where he holds the highest “Leadership Fellow” Director status. He was a Director of The University of Texas at Dallas’s, Institute for Excellence in Corporate Governance (the "IECG"), and currently, he is the Chair of the Jindal School of Management Advisory Board at The University of Texas at Dallas (the "UTD"), where he also serves on the Development Board. He is a frequent speaker on the subjects of corporate governance.

Mr. Hemmig received his business education from the University of Toledo in Toledo, Ohio.

Mr. Hemmig is a member of both Audit and Compensation Committees and a Chairman of the Compensation Committee.

The Board believes that Mr. Hemmig's contribution to the Board includes his background in the management of developing businesses from operational and corporate governance standpoints.

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

The Board believes Mr. Elbaz's significant experience in the technology sector, coupled with this extensive financial and economic background and his deep knowledge of our company provide invaluable insight with respect to the Company’s business and technologies.

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

The Board believes Mr. Shviki’s extensive marketing and management experience, in addition to his knowledge of the international marketplace, contributes to the strategic composition of the Board.

Mr. Shviki is a member of both Audit and Compensation Committees.

Robert Smith, Director

On October 31, 2017, the Board of Directors appointed Robert L. Smith to the Board.

Robert Smith is an experienced multi-facility health care executive with varied background  in complex urban and rural health care settings.  During his 40-year career in the industry he has held CEO and other executive positions of various for profit and non-profit hospitals and health care organizations, where he demonstrated ability to turnaround, create, and grow business units in complex and competitive environments.  Mr. Smith's broad business experience includes reorganization, restructuring and public company experience at the CEO and Board of Directors level.  Mr. Smith has served on the boards of various healthcare organizations.  He currently serves on the boards of Parkland Center for Clinical Innovation and Cobalt Rehabilitation Hospitals.  He is a 2011 recipient of the Texas Hospital Associations Earl N. Collier Award for Distinguished Health Care Administration.  Mr. Smith received his Master of Health Administration Degree from Washington University School of Medicine, St. Louis, MO  and his Bachelor of Science Degree in Psychology from University of Missouri in St. Louis, MO.

Mr. Smith is a member of both Audit and Compensation Committees and the Chairman of the Audit Committee.

The Board believes that Mr. Smith's background in healthcare will provide the Company management with insights regarding market penetration and enhance management's and Board's ability to interpret healthcare industry changes.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, its executive officers, and persons who hold more than 10% of the Company’s outstanding shares of common stock, $0.001 par value per share, or common stock, are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon the Company’s review of the Section 16(a) reports in its records for fiscal year 2017 transactions in the Company’s common stock, the Company believes that all reporting requirements under Section 16(a) for fiscal year 2017 were met in a timely manner by its directors, executive officers, and greater than 10% beneficial owners, except that  Union Bancaire Privée, or UBP, has not filed a Form 3 or any subsequent reports in respect of its ownership of  4,895,105 shares of Company common stock and $22,992,180 in principal amount of the Company’s  convertible Notes, which Notes may be converted into shares of the Company’s common stock by UBP at any time upon notice, as of December 31, 2017.

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

The Board

The size of the Board is currently comprised of five members.  The Board believes that the current number of directors is appropriate at this time; however, the Board will consider adding members in the future with additional skills and professional connections that will be of benefit to the Company.

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

Audit Committee and Audit Committee Financial Expert

The board of directors formed an audit committee on February 1, 2018 and adopted audit committee charter. Messrs Hemmig, Smith and Shviki, serve on the Audit Committee. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the Company's and NASDAQ's director independence standards and the SEC's heightened director independence standards for Audit Committee members as determined under the Exchange Act. The Board of Directors has also determined that  Messrs Hemmig and Smith  qualify as "Audit Committee financial experts" under the rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned during the years ended December 31, 2017 and December 31, 2016 by our principal executive officer, our former principal executive officer, the two other most highly paid executive officers who were serving as executive officers on December 31, 2017:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Randy J Tomlin	2016	$ 16,665	$-	$436,039	$-	$452,704
Executive Chairman of the Board	2017	$ 120,000	$-	$-	$-	$120,000

Bob Dieterle	2016	$169,033	$-	$117,250	$21,302(3)	$307,585
Chief Executive Officer (3)	2017	$180,000	$-	$-	$45,479(3)	$225,479

Gleb Mikhailov	2016	$132,200	$-	$90,450	$-	$222,650
Chief Financial Officer	2017	$132,200	$5,624	$-	$-	$137,824

Amir Elbaz	2016	$180,000	$-	$127,300	$-	$307,300
Former Chief Executive Officer (2)	2017	$103,333	$-	$-	$-	$103,333

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

(3)
Mr. Dieterle has served as Senior Vice President and General Manager of the Company since February 2010 and Chief Operating Officer since May 13, 2014 and as CEO since January 17, 2017.   Mr. Dieterle receives monthly commissions tied to revenue realized from customers.  Such commissions are included in "All Other Compensation" column in the table above.

Grants of Plan-Based Awards for Year Ended December 31, 2017

There were no grants of plan-based awards in 2017 to our Named Executive Officers.

Outstanding Equity Awards

The following table provides information about outstanding equity awards held by the named executive officers as of December 31, 2017:

	Option Awards	Option Awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised
	options (#)	option (#)	Option exercise
Name	Exercisable	Unexercisable	price ($/Sh)	Option expiration date
Randy J Tomlin	224,445	244,415	$1.50	8/1/2023
Bob Dieterle	75,000	-	$1.14	3/25/2020
Bob Dieterle	65,625	109,375	$1.49	11/21/2020
Gleb Mikhailov	50,625	84,375	$1.49	11/21/2020
Amir Elbaz	20,000	-	$1.14	3/25/2020
Amir Elbaz	71,250	118,750	$1.49	11/21/2020

Option Exercises and Stock Vested in 2017

None of our named executive officers acquired shares upon exercise of options during the year; 263,226 shares previously granted to the named executive officers vested during the year.

Employment  and Consulting Agreements

We and Bob Dieterle entered into an employment agreement dated as of February 1, 2010, pursuant to which Mr. Dieterle served as our General Manager, Senior Vice President of Operations, Chief Operating Officer through January 17, 2017, whereupon he was appointed as our Chief Executive Officer. Under the agreement, Mr. Dieterle was paid an annual salary at the per annum rate of $180,000 in the year 2017.   The agreement contains certain provisions for early termination and change in control, which may result in a severance payment equal up to one year of base salary then in effect. These severance benefits are discussed in more detail below under “Potential Payments upon Change of Control or Termination following a Change of Control.” In addition, Mr. Dieterle received in 2017 $45,479 as commissions in respect of revenues recorded by us for such year. The agreements includes certain confidentiality and non-compete provisions that prohibit the executive from competing with us, or soliciting our employees, for such period as he is receiving payments from our company following the termination of his employment.

We and Randy Tomlin, our Executive Chairman, entered into a consulting agreement on August 1, 2016 pursuant to which he was paid a monthly consulting fee of $10,000, or $120,000 in 2017. In addition, in connection with his engagement, Mr. Tomlin was granted options under the Company’s 2016 Equity Incentive Plan, to purchase 468,860 shares of the Company’s common stock par value $0.001 per share, which options are scheduled to vest over a three-year period in equal quarterly installments, at exercise price of $1.50 per share, subject to accelerated vesting upon the occurrence of certain specified events. In addition, under his agreement with us, in the event we are acquired by a party to whom we are introduced by Mr. Tomlin, then he is entitled to compensation equal to 1% of the net proceeds paid by the acquirer.  Additionally, for his participation in marketing of Company products and services Mr. Tomlin is entitled to a commission equal to the 4% of the net sale proceeds if a customer and sale transaction fits certain defined criteria.   As of the date of this report on Form 10-K, Mr. Tomlin was not paid any fees in respect of such commissions.  The agreement provides that it is terminable by either party upon 30-days prior written notice to the other.

We have not entered into employment agreement with any of the other named executive officers.

 Potential Payments upon Change of Control or Termination following a Change of Control

Assuming the employment of Mr. Dieterle, our Chief Executive Officer, was terminated involuntarily and without cause, or that he resigned with good reason, prior to a change of control occurring on December 31, 2017, he would have been entitled to cash payments equal to the amounts set forth in the below table, subject to any deferrals required under Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The following table summarizes the value of compensation and benefits as a result of a termination occurring prior to a change of control as of December 31, 2017.

	Base Salary ($)	Continuation of Benefits ($)	Accrued Vacation Pay ($)	Total Payments and Value of Equity Awards ($)
Payments	$45,000	$2,500	$1,061	$48,561

Assuming the employment of Mr. Dieterle was terminated involuntarily and without cause, or that he resigned with good reason during the 12 months following a change of control occurring on December 31, 2017, in accordance with the terms of the employment agreements with him he would have been entitled to cash payments in the amounts below, subject to any deferrals required under the Code. The following table summarizes the value of compensation and benefits as a result of a termination occurring immediately following a change of control as of December 31, 2017:

			Accrued	Total Payments
		Continuation	Vacation	and Value of
	Base Salary	of Benefits	Pay	Equity Awards
	($)	($)	($)	($)
Payments	$225,000	$2,500	$1,061	$228,561

    Other than as specified above, we currently have no arrangements with any of the other named executive officers with respect to payments in connection with a termination of their employment or a change in control of the Company.

Compensation of Directors

The following table summarizes the compensation paid to the directors for the fiscal year ended December 31, 2017, not covered in the tables above.

2017 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ronen Shviki	$18,000	$-	$-	$-	$18,000
Randy J Tomlin	$117,720	$-	$-	$-	$117,720
Ray Hemmig	$12,500	$-	$605,517	$-	$618,017
Robert Smith	$5,000	$-	$402,294	$-	$407,294

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders and Share Ownership by Management

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of March 27, 2017, by (i) each person who is known by the Company to beneficially own more than 5% of the Company’s common stock; (ii) each person who served as a named executive officer of the Company in fiscal year 2016, (iii) each person serving as a director or nominated for election as a director; and (iv) all current executive officers and directors as a group. Except as otherwise indicated by footnote, to the Company’s knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned(2)	% of Shares BeneficiallyOwned

Avy Lugassy
126 Chemin des Hauts, Crets 1253 Vandeeuvres, Geneva. Switzerland (3)	18,498,998	53.80%

Union Bancaire Privee, UBP SA (4)	22,546,979	53.20%
Rue du Rhone 9698 | CP | CH1211 Geneva 1, Switzerland

Doron Rotler (5)	2,929,734	11.60%
c/o S. Rotler
134 Aluf David Street Ramat Gan 52236, Israel

Directors and Named Executive Officers:
Randy J. Tomlin, Executive Chairman of the Board	263,517	*
Bob Dieterle, Chief Executive Officer	155,208	*
Gleb Mikhailov, Chief Financial Officer	61,875	*
Amir Elbaz, Director	107,083	*
Ray Hemmig, Director	75,770	*
Ronen Shviki, Director	-	*
Robert Smith, Director	50,969	*

All executive officers and directors as a group (6) persons	714,423	2.80%

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
(3)  The record holder of the shares is Grasford Investments Ltd., or Grasford, which is controlled by Mr. Lugassy, as principal. Beneficial ownership is comprised of 8,830,269 shares of the Company’s common stock and 9,668,729 shares issuable upon conversion of the Company's Convertible Notes due November 2018 (the "Convertible Notes") held by Grasford.
(4)  Comprised of 4,895,105 shares issued and 17,651,874 shares  issuable upon conversion of the Convertible Notes.
(5)  Comprised of 2,332,807 shares of Common Stock held as of record by Mountain Top LTD., a British Anguilla company (an entity controlled by Mr. Rotler), 85,900 shares held in the name of Mr. Rotler and 511,027 shares of the Company’s common stock issuable upon conversion of Convertible Notes held by Crystal Management Ltd., a company registered in British Anguilla (entity controlled by Mr. Rotler).

Equity Compensation Plans

The following table provides information, as of December 31, 2017, regarding the Company’s compensation plans (including individual compensation arrangements) under which the Company is authorized to issue equity securities.

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
remaining
available for
	Number of			future issuance
	securities to be		Weighted	under equity
	issued upon		average	compensation
	exercise of		exercise price	plans
	outstanding		of outstanding	(excluding
	options,		options,	securities
	warrants and		warrants and	reflected in
Plan Category	rights (a)		rights (b)	column (a)(c))

Equity compensation plans approved by security holders	2,658,247	(1)	$ 1.54	12,499,014	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	2,658,247		$ 1.54	12,499,014

(1)	Consists of shares issuable upon exercise of outstanding options under the Company’s 2004 and 2016 Equity Compensation Plans.
(2)	All of the shares remaining for future issuance under the 2016 Equity Compensation Plan are available for issuance as options or restricted stock awards.

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

Conversion of Notes by UBP.  On October 19, 2017 UBP became a 19.8% shareholder of the Company by converting $7,000,000 of its Notes into 4,895,105 shares of Company common stock

Sale of Convertible Notes to Certain Related Parties. As of March 26, 2018, the Company had $40.5 million of convertible Notes outstanding of which Grasford, an affiliated party, held $13.8 million and UBP, significant shareholder, held $25.2 million. During 2017, the Company paid approximately $980,000 and $1,940,000 in interest to Grasford and UBP, respectively, for the aggregate amount of Notes held by them.

Sale of 2014 NPA Notes to Certain Related Parties
During 2017 the Company issued Convertible Notes in aggregate principal amount of $3,725,000 to UBP under the following terms:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Cherry Bekaert LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2017 and 2016 are set forth below.

	Twelve months ended December 31,	Twelve months ended December 31,
	2017	2016
Audit Fees	$76,500	$75,000
Audit-Related Fees	7,500	2,500
Tax Fees	None	None
All Other Fees	None	None
Total Fees	$84,000	$78,000

Audit Fees and audit related fees were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2017 and 2016

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

10.25*
Employment Agreement between Smart Online, Inc. and Bob Dieterle dated April 1, 2010   (incorporated herein by reference to Exhibit 10.25 to annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on December 12, 2014)

10.26*	Letter Agreement dated as of October 11, 2017 between MobileSmith, Inc. and Robert Smith (incorporated herein by reference to Exhibit 10.1 to form 8 K, as filed with the SEC on November 6, 2017) .

10.27*	Letter Agreement dated as of August 11, 2017 between MobileSmith, Inc. and Ray Hemmig (incorporated herein by reference to Exhibit 10.1 to form 8 K, as filed with the SEC on August 17, 2017).

10.28*	Letter Agreement dated as of July 1, 2016 between MobileSmith, Inc. and Randy Tomlin (incorporated herein by reference to Exhibit 10.1 to form 8 K, as filed with the SEC on August 10, 2016).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

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

ITEM 16. SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILESMITH INC.
(Registrant)

/s/ Bob Dieterle	/s/ Gleb Mikhailov
Bob Dieterle	Gleb Mikhailov,
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: March 29,2018	Date: March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2018	By:	/s/ Bob Dieterle
Bob Dieterle
Chief Executive Officer
(principal executive officer)

March 29, 2018	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer
(principal financial and accounting officer)

March 29, 2018	By:	/s/ Randy J. Tomlin
Randy J. Tomlin
Executive Chairman of the Board of Directors

March 29, 2018	By:	/s/ Amir Elbaz
Amir Elbaz
Director

March 29, 2018	By:	/s/ Ronen Shviki
Ronen Shviki
Director

March 29, 2018	By:	/s/ Robert Smith
Robert Smith
Director

March 29, 2018	By	/s/ Ray Hemmig
Ray Hemmig
Director

EXHIBIT INDEX

Exhibit No.	Description

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

4.10
Fifth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Third Amendment to Convertible Secured Subordinated Promissory Notes and Fourth Amendment to Registration Rights Agreement, dated June 13, 2012, by and among Smart Online, Inc., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 99.1 to Form 8-K, as filed with the SEC on June 19, 2012)

4.11
Sixth Amendment and Agreement to Join as a Party to Convertible Secured Subordinated Note Purchase Agreement, Fourth Amendment to Convertible Secured Subordinated Promissory Notes and Fifth Amendment and Agreement to Join as a Party to Registration Rights Agreement, dated June 26, 2013, by and among Smart Online, Inc., Grasford Investments Ltd., Atlas Capital S.A. and Crystal Management Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K, as filed with the SEC on July 2, 2013)

4.12
Seventh Amendment to Convertible Secured Subordinated Note Purchase Agreement and Fifth Amendment to Convertible Secured Subordinated Promissory Notes (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2014

4.13
Eighth Amendment to Convertible Secured Subordinated Note Purchase Agreement and Sixth Amendment to Convertible Secured Subordinated Promissory Note (incorporated herein by reference to Form 8-K, as filed with the SEC on June 13, 2014)

4.14
Ninth Amendment to Convertible Secured Subordinated Note Purchased Agreement, Seventh Amendment to Convertible Secured Subordinated  Promissory Note and Sixth Amendment to Registration Rights Agreement, dated May 17, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on form 8-K as filed with the SEC on May 18, 2016

4.15
First Amendment to Convertible Subordinated Note PUrchase Agreement and First Amendment to Convertible Subordinated Promissory Note dated May 17, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on form 8-K filed with the SEC on May 18, 2016)

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

10.12*
Form of revised Restricted Stock Agreement under Smart Online, Inc.’s 2004 Equity Compensation Plan (Non-Employee Director) (incorporated herein by reference to Exhibit 10.12 to our Annual Report on Form 10-K, as filed with the SEC on April 15, 2010)

10.13
Registration Rights Agreement, dated November 14, 2007, by and among Smart Online, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.14
Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007)

10.15
First Amendment to Office Lease Agreement dated April 28, 2011, between Smart Online, Inc. and Nottingham Hall LLC (incorporated herein by reference to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2012)

10.17
Guaranty dated June 6, 2013, made by Atlas Capital, SA for the benefit of Israel Discount Bank of New York (incorporated by reference to Exhibit 10.3 to Form 8-K, as filed with the SEC on July 2, 2013)

10.18*
Professional Services Agreement, effective as of May 1, 2013, by and between Smart Online, Inc. and Entre-Strat Consulting, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013)

10.19*
Partner Agreement, dated May 24, 2013, by and between Smart Online, Inc. and Jon Campbell (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2013)

10.20
Amendment to Security Agreement, dated November 14, 2007, among Smart Online, Inc. and Doron Roethler, as agent for certain investors (incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2007), effective as of June 9, 2014 (incorporated by reference herein to Exhibit 10.2 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 13, 2014)

10.21
Loan and Security Agreement dated June 9, 2014 by and between Comerica Bank and MobileSmith, Inc. (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 13, 2014)

10.22	Convertible Subordinated Note Purchase Agreement dated December 11, 2014 (incorporated herein by reference to Exhibit 4.1 to form 8-K, as filed with the SEC on December 12, 2014)

10.23	Form of Convertible Subordinated Promissory Note (incorporated herein by reference to Exhibit 4.1 to form 8-K, as filed with the SEC on December 12, 2014)

10.24	Employment Agreement between MobileSmith Inc. and Bob Dieterle dated April 1, 2010 (incorporated herein by reference to Exhibit 10.25 to form 10-K, as filedwith the SEC on March 20, 2015)

10.25	2016 Equity Compensation Plan (incorporated by reference to the definitive Proxy Statement on Schedule 14D filed with the SEC on April 12, 2016)

10.26	Letter Agreement dated as of October 11, 2017 between MobileSmith, Inc. and Robert Smith (incorporated herein by reference to Exhibit 10.1 to form 8 K, as filed with the SEC on November 6, 2017)

10.27	Letter Agreement dated as of August 11, 2017 between MobileSmith, Inc. and Ray Hemmig (incorporated herein by reference to Exhibit 10.1 to form 8 K, as filed with the SEC on August 17, 2017).

10.28	Letter Agreement dated as of July 1, 2016 between MobileSmith, Inc. and Randy Tomlin (incorporated herein by reference to Exhibit 10.1 to form 8 K, as filed with the SEC on August 10, 2016).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statements of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail (filed herewith)

_________________
* Management contract or compensatory plan.