Form 10-Q
period 2018-03-31
MobileSmith, Inc.
filed 2018-05-14
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, there were 28,236,633 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2018

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,242,268	$58,484
Restricted Cash	64,242	120,372
Trade Accounts Receivable	103,654	260,403
Prepaid Expenses and Other Current Assets	241,647	71,992
Total Current Assets	1,651,811	511,251

Property and Equipment, Net	63,603	71,603
Capitalized Software, Net	143,283	169,593
Intangible Assets, Net	15,717	20,093
Other Assets	69,688	-
Total Other Assets	292,291	261,289
Total Assets	$1,944,102	$772,540

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$60,650	$125,982
Accrued Expenses	159,459	201,528
Accrued Interest	856,174	865,822
Capital Lease Obligations, Current	33,919	34,927
Contract Liability, Current	876,024	860,927
Bank Loan	5,000,000	5,000,000
Subordinated Promissory Note, Related Party	325,000	-
Convertible Notes Payable, Related Parties, Net of Discount	38,959,690	37,101,243
Convertible Notes Payable, Net of Discount	680,640	680,640
Total Current Liabilities	46,951,556	44,871,069

Long-Term Liabilities
Capital Lease Obligations	20,195	28,907
Deferred Rent	21,348	26,286
Contract Liability	698,631	527,576
Total Long-Term Liabilities	740,174	582,769
Total Liabilities	47,691,730	45,453,838

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at March 31, 2018 and December 31, 2017	-	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At March 31, 2018 and December 31, 2017; 24,722,647 Shares Issued and Outstanding at March 31, 2018 and December 31, 2017	24,723	24,723
Additional Paid-in Capital	106,483,710	105,795,621
Accumulated Deficit	(152,256,061)	(150,501,642)
Total Stockholders' Deficit	(45,747,628)	(44,681,298)
Total Liabilities and Stockholders' Deficit	$1,944,102	$772,540

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	3 Months Ended
	March 31,	March 31,
	2018	2017
REVENUES:
Subscription and Support	$496,823	$407,402
Total Revenue	496,823	407,402

COST OF REVENUES:
Subscription and Support	161,535	143,607
Professional Services and Other	-	13,556
Total Cost of Revenue	161,535	157,163

GROSS PROFIT (LOSS)	335,288	250,239

OPERATING EXPENSES:
Sales and Marketing	297,238	279,762
Research and Development	341,401	449,109
General and Administrative	523,044	477,066
Total Operating Expenses	1,161,683	1,205,937
LOSS FROM OPERATIONS	(826,395)	(955,698)

OTHER INCOME (EXPENSE):
Other Income	1,597	590
Interest Expense, Net	(994,898)	(1,036,998)
Total Other Expense	(993,301)	(1,036,408)

NET LOSS	$(1,819,696)	$(1,992,106)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	$(0.07)	$(0.10)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	24,722,647	19,827,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,819,696)	$(1,992,106)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	40,664	40,971
Amortization of Debt Discount	133,271	158,127
Share Based Compensation	163,263	184,443
Changes in Assets and Liabilities:
Accounts Receivable	156,749	(270,690)
Prepaid Expenses and Other Assets	(174,066)	5,276
Accounts Payable	(59,017)	6,996
Contract Liability	186,152	782,759
Accrued and Other Expenses	(62,968)	(26,897)
Net Cash Used in Operating Activities	(1,435,648)	(1,111,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(1,978)	(7,729)
Net Cash Used in Investing Activities	(1,978)	(7,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted Cash Used to Pay Interest Expense	62,632	53,102
Deposit of Cash to Restricted Account	(6,502)	-
Proceeds From Issuance of Short Term Loan from Related Party	325,000	-
Proceeds From Issuance of Long Term Debt	2,250,000	1,000,000
Repayments of Debt Borrowings	(9,720)	(8,956)
Net Cash Provided by Financing Activities	2,621,410	1,044,146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,183,784	(74,704)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	58,484	548,146
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,242,268	$473,442

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$866,654	$876,735

Non-Cash Investing and Financing Activities:
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$524,825	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED MARCH 31, 2018
(unaudited)

	Common Stock		Additional
		$0.001	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Totals
BALANCES, DECEMBER 31, 2017	24,722,647	$24,723	$105,795,621	$(150,501,642)	$(44,681,298)

Equity Based Compensation		-	163,264	-	163,264
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt			524,825		524,825
Cumulative adjustment related to adoption of Topic 606 Revenue with Customers (See Note 1)		-	-	65,277	65,277
Net Loss		-	-	(1,819,696)	(1,819,696)
BALANCES, MARCH 31, 2018	24,722,647	$24,723	$106,483,710	$(152,256,061)	$(45,747,628)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended March 31, 2018
(unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013. The Company develops software products and services and targets businesses that need to connect with their stakeholders (customers, employees, broader public) through a variety of mobile devices and do so within the fastest time to market possible, while by-passing the need to write a single line of code. The Company’s flagship product is the MobileSmith® Platform (the “Platform”). The Platform is an innovative app development platform that enables organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code.

The Company’s principal products and services include:

●
Subscription to its Software as a Service ("SaaS") cloud based mobile app development platform to customers who design and build their own apps;
●
Managed services for custom mobile application design, development and implementation;
●
Mobile application marketing services; and
●
Mobile strategy implementation consulting.

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of March 31, 2018.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the three months ended March 31, 2018 and 2017, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements and Their Impact on Significant Accounting Policies
The Company's significant accounting policies are detailed in "Note 2: Significant Accounting Policies" of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Adoption of Financial Accounting Standards Board, Accounting Standards Codification, Topic 606, Revenue Recognition ("Topic 606") did not have material impact on the Company's condensed consolidated financial statements.  The adoption of Topic 606 did result in changes to the Company's accounting policies and introduced new definitions and disclosure requirements that are discussed below and throughout these condensed consolidated financial statements.

Revenue Recognition: General Overview and Performance Obligations to Customers
The Company derives revenue primarily from contracts for subscription services charged to customers accessing the Platform, accessing content and support services available through the Platform and, to a much lesser degree, ancillary professional services provided in connection with subscription services. Most of the time such professional and support services are bundled with access to the Platform to enable the customer to obtain full benefit and return on investment from the use of the Platform.

The Company’s contracts include following performance obligations:
●
Access to the Platform;
●
Access to the content available on the Platform (App Blueprint Catalog)
●
App Built and Managed Services
●
Custom work

The majority of the Company’s contracts are for access to Platform and related services. Custom work for specific deliverables is documented in the statements of work. Customers may enter into subscription to the Platform and various statements of work concurrently or consecutively. Most of the Company’s performance obligations are not considered to be distinct from the access to Platform and related services and are combined into a single performance obligation. New statements of work and modifications of contracts are reviewed each reporting period and significant judgment is applied as to nature and characteristics of the new or modified performance obligations on a contract by contract basis.

Revenue Recognition: Transaction Price of the Contract and Satisfaction of Performance Obligations
The transaction price of the contract is an aggregate amount of consideration payable by customer for delivery of contracted services. Transaction price is impacted by the terms of a contracted agreement with the customer. Such terms range from one to three years. Transaction price excludes any future renewal periods or any marketing or sales discounts. Transaction price may include a significant financing component in instances where Company offers discounts for accelerated payments on the long-term contracts.  Significant financing component is recorded in other assets and is amortized as interest expense in the Company’s income statement over the term of the contract.

The transaction price is predominantly allocated to the single performance obligation of access to the Platform and related services and to a lesser degree allocated between the access to the Platform and other distinct performance obligations based on the stand-alone selling price. The revenue from subscription to the Platform is then recognized over time over the term of the contract, using the output method of time elapsed. Other performance obligations are usually recognized at point in time upon delivery of specific documented output. Management believes that such chosen methods faithfully depict satisfaction of Company performance obligations and transfer of benefit to the customers.

The full transaction price of the contract may be billed in its entirety or in agreed upon installments.  Billed transaction price results in recording of a contract liability.  Unbilled portion of transaction price represents contracted consideration receivable by the Company, that was not yet billed.

Incremental Costs of Obtaining a Contract
The Company’s incremental costs of obtaining a contract include sales commissions and are recognized as other assets on the balance sheet for the contracts with a term exceeding 12 months. These costs are amortized through the term of the contract and are recorded as sales and marketing expense. As of March 31, 2018 the company’s other assets include approximately $63,000 of such costs.

Contract Liabilities
A new contract liability is created every time the Company records receivables due from its customers. Contract liability represents Company’s obligation to transfer services for which the Company has already invoiced.  Most of the contract liabilities will be recognized in revenue over a period of 12 to 36 months.

Customer Credit Risk
Most of Company's receivables (billings) are collected within 30-45 day period.  Majority of Company's customers are healthcare organizations, which historically have had low credit risk.

Use of practical expedients in application of the Topic 606
The newly adopted recognition standard prescribes application of accounting standards to an individual contracts with customers, but allows for application of the guidance to a portfolio of contracts (or performance obligations) with similar characteristics if the effect of such application is immaterial.  The Company applies practical expedients in following instances:
●
The Company does not adjust promised amount of consideration for the effects of a significant financing component if, at contract inception, the period between when the Company transfers its services to a customer and when the customer pays services will be one year or less.
●
The Company recognizes incremental costs of obtaining a contract when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

Transition Disclosures in the Period of  Adoption of Topic 606
The Company applied the transition guidance in Topic 606 to the contracts that were not substantially completed as of January 1, 2018.

The Company selected a modified retrospective approach at the time of adoption, at which time cumulative effect of initially adopting the standard is to be recognized in retained earnings as of the date of adoption and additional footnote disclosures will be included in the financial statements.  The impact of adoption on the selected accounts is as follows:

The cumulative effects of the changes made to Company's Condensed Consolidated Balance Sheet at January 1, 2018 for the adoption of Topic 606 were as follows:

	Balance at		Balance at
	December 31, 2017	Adjustments	January 1, 2018
Assets:
Prepaid Expenses and Other Current Assets	$71,992	$65,277	$137,269

Equity:
Accumulated Deficit	$(150,501,642)	$65,277	$(150,436,365)

The following tables summarize the current period impacts of adopting Topic 606  on our Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet:

	As Reported as of 03/31/2018	Balances without Adoption of Topic 606	Effect of Adoption
Assets:
Prepaid Expenses and Other Current Assets	$241,647	$204,528	$37,119*
Other Assets	69,688	-	69,688*

Liabilities:
Contract Liability	1,574,655	1,527,791	46,864**

Equity:
Accumulated Deficit	$(152,256,061)	$(152,321,338)	$65,277

*Total impact on the Company's assets was $106,807, of which $63,642 resulted from capitalization of sales commissions and $43,165 was related to capitalization of interest expense for significant financing component.  Combined impact is presented on a classified basis to reflect current and non-current nature of the balances.
**Represents combined impact of adjustments to capitalized sales commissions and interest expense for significant financing component on the contract liability.

Condensed Consolidated Statements of Operations:

	As Reported for the Period Ended 03/31/2018	Balances without Adoption of Topic 606	Effect of Adoption
REVENUES:
Subscription and Support	$496,823	$493,649	$3,174

OPERATING EXPENSES:
Sales and Marketing	$297,238	$293,291	$3,947

OTHER INCOME (EXPENSE):
Interest Expense, Net	$(994,898)	$(990,337)	$(4,561)

2.   DEBT

The table below summarizes the Company's debt outstanding at March 31, 2018 and December 31, 2017:

Debt Description	March 31,	December 31,
	2018	2017	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2018	5.35%
Capital lease obligations - Noteholder lease	38,877	45,294	August 2019	8.00%
Capital lease obligations - office furniture and other equipment	2,434	4,870	August 2018	9.80%
Capital lease obligations - vehicle	12,803	13,670	July 2021	5.59%
Convertible notes - related parties, net of discount of $839,542 and $447,988, respectively	38,959,690	37,101,243	November 2018	8.00%
Convertible notes, net of discount of $50,129	680,640	680,640	November 2018	8.00%
Subordinated Promissory Note, Related Party	325,000	-
Total debt	45,019,444	42,845,717

Less: current portion of long term debt
Capital lease obligations	33,919	34,927
Convertible notes - related parties, net of discount of $839,542 and $447,988, respectively	38,959,690	37,101,243
Convertible notes, net of discount of $50,129	680,640	680,640
Comerica Bank Loan and Security Agreement	5,000,000	5,000,000
Subordinated Promissory Note, Related Party	325,000
Total current portion of long term debt	44,999,249	42,816,810

Debt - long term	$20,195	$28,907

Convertible Notes

During the three months ended March 31, 2018, the Company privately placed $2,250,000 in principal amount of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”). The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a per share conversion price of $1.43.

The table below summarizes convertible notes issued as of March 31, 2018 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$23,336,343
2014 NPA notes, net of discount	16,303,987
Total convertible notes, net of discount	$39,640,330

Comerica LSA

The Company has an outstanding Loan and Security Agreement with Comerica Bank dated June 9, 2014 in the amount of $5,000,000, with original maturity of June 9, 2016.  On May 24, 2016, the Company and Comerica Bank entered into First Amendment to the LSA, which extended the maturity of the LSA to June 9, 2018.  The Company is actively working with Comerica Bank to extend the maturity of the LSA by additional two years.  LSA is secured by an extended irrevocable letter of credit issued by UBS AG (Geneve, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2019, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment, office furniture and company vehicle under capital lease agreements that expire through July 2021. Total amount financed under these capital leases at March 31, 2018 was $54,114.  This obligation is included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:
2018	$27,476
2019	23,631
2020	4,219
Thereafter	2,461
57,787
Less amount representing interest	(3,673)
Capital lease obligations	$54,114

The Company leases its office space in Raleigh, North Carolina pursuant to a lease with an initial term that expires in March 2019.  The lease contains an option to renew for two additional three-year lease terms.

The table below summarizes the Company’s future obligation under its office lease:

Year:
2018	$129,509
2019	44,082
Total	$173,591

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

4.   EQUITY AND EQUITY BASED COMPENSATION

As of March 31, 2018, options to purchase 2,822,966 shares of Common Stock were granted under 2016 Equity Compensation Plan, in addition to 102,250 options granted under previous plans.

The following is a summary of the stock option activity for the three months ended March 31, 2018:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2017	2,658,247	$1.54
Cancelled	(100,011)	1.56
Issued	366,980	2.00
Outstanding, March 31, 2018	2,925,216	1.60	3.70	$2,075,195
Vested and exercisable, March 31, 2018	1,083,827	$1.48	3.71	$1,097,186

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at March 31, 2018 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at March 31, 2018, as reported on the OTCQB Venture Marketplace, was $2.35 per share.

At March 31, 2018, $1,745,726 unvested expense has yet to be recorded related to outstanding stock options.

5.    DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	3 Months Ended March 31, 2018		3 Months Ended March 31, 2017
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 customers (measured by amounts billed)	$351,900	$54,039	$817,148	$108,654
All other customers	299,580	442,784	373,012	298,748
	$651,480	$496,823	$1,190,160	$407,402

For the three months ended March 31, 2018, three customers accounted for 78% of the accounts receivable balance.  For the three months ended March 31, 2017, two major customers accounted for 50% of total revenues and two customers accounted for 70% of the accounts receivable balance

New customer acquisition impact on billings and revenue:

	3 Months Ended March 31, 2018		3 Months Ended March 31, 2017
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers in existence as of the beginning of the period (including upgrades)	$461,480	$492,934	$904,992	$385,805
Customers acquired during the period	190,000	3,889	285,168	21,597
	$651,480	$496,823	$1,190,160	$407,402

As of March 31, 2018 the aggregate amount of the transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $2,709,713, of which $1,574,656 had been billed to the customers and recorded as contract liability and $1,135,057 remained unbilled as of March 31, 2018.   The following table describes the timing of when the Company expects to recognize the revenue from the unsatisfied performance obligations.

	Billed (Contract Liability as of March 31, 2018)	Unbilled	Total
2018	$876,024	$286,179	$1,162,203
2019	582,615	404,638	987,253
2020	116,017	423,747	539,764
2021	-	20,493	20,493
	$1,574,656	$1,135,057	$2,709,713

At January 1, 2018 total contract liability balance was $1,338,465 (net of the Topic 606 adoption adjustment), of which $301,592 was recognized in revenue during the period ended March 31, 2018.

6.   SUBSEQUENT EVENTS

On April 27, 2018, MobileSmith Inc. (the “Company”) issued a total of 2,272,727 shares of its common stock par value $0.001 per share (the “Common Stock”) to Union Bancaire Privee, UBP SA (“UBP”) upon UBP’s conversion of $3,250,000 in principal amount of the Company’s promissory note (the “2007 Note”) issued under the Convertible Secured Subordinated Note Purchase Agreement entered into on November 14, 2007 between the Company and UBP, as amended (the “2007 Note Purchase Agreement”).

On April 20, 2018, MobileSmith Inc. (the “Company”) issued a total of 1,223,776 shares of its common stock par value $0.001 per share (the “Common Stock”) upon conversion by Grasford Investments Ltd., (“Grasford”) of $1,750,000 in principal amount of the Company’s promissory note (the “2007 Note”) issued under the Convertible Secured Subordinated Note Purchase Agreement entered into on November 14, 2007 between the Company and Grasford, as amended (the “2007 Note Purchase Agreement”).

On May 11, 2018, the Company borrowed $200,000 through a related party short term loan.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws.  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, our ability to continue as a going concern, and the sufficiency of our capital resources including funds that we may be able to raise under our convertible note facility, our ability to raise financing from other sources and/or ability to defer expenditures, the impact of the liens on our assets securing amounts owed to third parties, expectation regarding competitors as more and larger companies attempt to market products/services competitive to our company, market acceptance of our new product offerings, including updates to our Platform, rate of new user subscriptions, market penetration of our products and  expectations regarding our revenues and expense,  all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2017 and our subsequent periodic reports filed with the SEC for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We identified several trends in healthcare that are affecting use of mobile technology in healthcare market:

●
Increased pressures on healthcare industry to provide consumer focused services, as evidenced by entry of non-traditional healthcare players, like retail pharmacies into offering primary healthcare nation wide;
●
Tech savvy Generation X and Millennial consumers are becoming primary healthcare consumers and are demanding ease of use and transparency in healthcare and expect mobile access to healthcare services, information and interaction with the healthcare provider via mobile device;
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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2018 (the “2018 Period”) to the Three Months Ended March 31, 2017 (the “2017 Period”).

	Three months ended March 31,		Increase (Decrease)
	2018	2017	$	%
Revenue	496,823	407,402	89,421	22%
Cost of Revenue	161,535	157,163	4,372	3%
Gross Profit	335,288	250,239	85,049	34%

Sales and Marketing	297,238	279,762	17,476	6%
Research and Development	341,401	449,109	(107,708)	(24%)
General and Administrative	523,044	477,066	45,978	10%

Interest Expense	(994,898)	(1,036,998)	42,100	(4%)

Revenue increased by $89,421 or 22%.  The increase in revenue is primarily attributable to new subscriptions and existing client upgrades.

Cost of Revenue increased by $4,372 or 3%.  There were no significant changes in composition or activities of our Customer Success team.

Gross Profit increased by $85,049 or 34%.  Such increase is attributable to the increase in revenue as documented above.

Sales and Marketing expense increased by $17,476 or 6%.  An increase of $22,000 is attributable to increase in compensation due to expansion of our sales team.  An increase of $21,000 is attributable to more frequent client and prospect related travel.  The increases were offset by a decrease in marketing campaign expense by approximately $32,000.

Research and Development expense decreased by $107,708 or 24%.  Salaries expense decreased by $97,000 as the Company left certain vacant positions unfilled for the 2018 Period compared to the 2017 Period.  The remaining decrease of $10,000 is attributable to decrease in employee stock based compensation.

General and Administrative expense increased by $45,978 or 10% during the 2018 period.  An increase of $36,000 is attributable to increase in board member compensation and executive travel expense.   An increase of $9,000 is attributable to an increase in insurance and professional services expenses, offset by a decrease in other minor expense categories.

Interest Expense decreased by $42,100 or (4%).  The cash part of interest expense decreased by approximately $30,000 and debt discount amortization decreased by $25,000 due to the decrease in the face value of our convertible debt after partial conversion of notes into shares of common stock. Such decrease is offset by an increase of $10,000 interest expense related to Comerica LSA as the variable interest rate on the LSA has gradually increased over the past 12 months.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations continues to be  the sale of our notes under our convertible note facilities.  We continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional funding under the convertible note facilities, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations for the next 12 months.  Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods.  There can be no guarantee that financing will continue to be available to us under the convertible note facilities or otherwise on acceptable terms or at all.  Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

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

Additionally, all notes issued under the 2007 and 2014 NPAs mature on November 14, 2018 and Comerica LSA matures on June 9, 2018.

All notes issued under the 2007 and 2014 NPAs mature on November 14, 2018. In an initial discussion that took place in February of 2018 and subsequent discussions, the Bondholders indicated their willingness and ability to extend the maturity of the 2007 and 2014 NPAs by two years. However, no assurance can be provided that we will be successful in obtaining any such extension on terms commercially acceptable to us or at all.

The LSA is scheduled to mature on June 9, 2018 and the Company is currently in discussions with Comerica Bank to extend the maturity of LSA by similar terms for two additional years. The management of the company believes that it will be able to extend maturity dates or refinance all of its debt maturing in 2018 on similar terms. No assurance can be provided that we will be successful in obtaining an extension on commercially reasonable terms or at all.

Uses of Cash

During the three months ended March 31, 2018, we used in operating activities approximately $2.1 million, which was offset by $658,000 in cash collected from our customers, netting approximately $1.4 million of net cash used in operating activities.  Approximately $867,000 of this amount was used to pay interest payments on the convertible notes and bank debt; approximately $800,000 for payroll, benefits and related costs; approximately $116,000 was used for non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $310,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

During the three months ended March 31, 2017, we used in operating activities approximately $2.0 million, which was offset by $924,000 in cash collected from our customers, netting approximately $1.1 million of net cash used in operating activities.  Approximately $876,000 of this amount was used to pay interest payments on the convertible notes and bank debt; approximately $815,000 for payroll, benefits and related costs; approximately $115,000 was used for non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $229,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

During the three months ended March 31, 2018, the Company privately placed $2,250,000 in principal amount of additional 2014 NPA Notes to UBP under its existing 2014 NPA.

Capital Expenditures and Investing Activities

Our capital expenditures are limited to the purchase of new office equipment and new mobile devices that are used for testing. Cash used for investing activities was not significant and we do not plan any significant capital expenditures in the near future.

Going Concern

Our independent registered public accounting firm has issued an emphasis of matter paragraph in their report included in the Annual Report on Form 10-K for the year ended December 31, 2017 in which they express substantial doubt as to our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended March 31, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2018 without registration under the Securities Act:

Between January 1, 2018 and March 31, 2018, we issued to one accredited investor $2,250,000 in principal amount of our convertible notes under the 2014 Note Purchase Agreement. The note is convertible into shares of our Common Stock at a per share conversion rate of $1.43. All notes issued under this facility are scheduled to mature on November 14, 2018.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

May 14, 2018	By:	/s/ Bob Dieterle
Bob Dieterle
Chief Executive Officer (Principal Executive Officer)

May 14, 2018	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)