Form 10-Q
period 2018-06-30
MobileSmith, Inc.
filed 2018-08-14
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, there were 28,236,633 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2018

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2018	2017
	(unaudited)
Current Assets
Cash and Cash Equivalents	$1,129,126	$58,484
Restricted Cash	60,144	120,372
Accounts Receivable	332,708	260,403
Prepaid Expenses and Other Current Assets	103,321	71,992
Total Current Assets	1,625,299	511,251

Property and Equipment, Net	60,581	71,603
Capitalized Software, Net	116,973	169,593
Intangible Assets, Net	11,341	20,093
Other Assets	48,940	-
Total Other Assets	237,835	261,289
Total Assets	$1,863,134	$772,540

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$206,375	$125,982
Accrued Expenses	253,914	201,528
Accrued Interest	761,221	865,822
Capital Lease Obligations	31,172	34,927
Contract Liability, Current	648,821	860,927
Bank Loan	-	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	-	37,101,243
Convertible Notes Payable, Net of Discount	-	680,640
Total Current Liabilities	1,901,503	44,871,069

Long-Term Liabilities
Capital Lease Obligations	13,083	28,907
Deferred Rent	16,409	26,286
Contract Liability	1,040,681	527,576
Bank Loan	5,000,000
Subordinated Promissory Note, Related Party	525,000
Convertible Notes Payable, Related Parties, Net of Discount	34,516,300
Convertible Notes Payable, Net of Discount	655,640
Total Long-Term Liabilities	41,767,113	582,769
Total Liabilities	43,668,616	45,453,838

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at June 30, 2018 and December 31, 2017	-	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At June 30, 2018 and December 31, 2017; 28,236,633 and 24,722,647 Shares Issued and Outstanding at June 30, 2018 and December 31, 2017, Respectively	28,237	24,723
Additional Paid-in Capital	112,682,775	105,795,621
Accumulated Deficit	(154,516,494)	(150,501,642)
Total Stockholders' Deficit	(41,805,482)	(44,681,298)
Total Liabilities and Stockholders' Deficit	$1,863,134	$772,540

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
REVENUES:
Subscription and Support	$520,918	$638,941	$1,017,741	$1,046,343
Total Revenue	520,918	638,941	1,017,741	1,046,343
COST OF REVENUES:
Subscription and Support	183,885	140,315	345,420	283,922
Professional Services and Other	-	15,748	-	29,304
Total Cost of Revenue	183,885	156,063	345,420	313,226

GROSS PROFIT	337,033	482,878	672,321	733,117
OPERATING EXPENSES:
Sales and Marketing	386,492	285,860	683,730	565,622
Research and Development	426,090	440,425	767,491	889,534
General and Administrative	674,361	321,300	1,197,405	798,366
Total Operating Expenses	1,486,943	1,047,585	2,648,626	2,253,522
LOSS FROM OPERATIONS	(1,149,910)	(564,707)	(1,976,305)	(1,520,405)

OTHER INCOME (EXPENSE):
Other Income	2	594	1,599	1,184
Interest Expense, Net	(1,110,525)	(1,085,616)	(2,105,423)	(2,122,614)
Total Other Expense	(1,110,523)	(1,085,022)	(2,103,824)	(2,121,430)

NET LOSS	$(2,260,433)	$(1,649,729)	$(4,080,129)	$(3,641,835)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	$(0.08)	$(0.08)	$(0.14)	$(0.18)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	28,236,633	19,827,542	28,236,633	19,827,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,080,129)	$(3,641,835)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	80,691	82,049
Bad Debt Expense	-	12,500
Amortization of Debt Discount	409,183	322,056
Share Based Compensation	506,542	213,196
Changes in Assets and Liabilities:
Accounts Receivable	(72,305)	(270,489)
Prepaid Expenses and Other Assets	(14,992)	2,617
Accounts Payable	86,708	6,535
Contract Liability	300,999	1,100,827
Accrued and Other Expenses	(68,407)	16,260
Net Cash Used in Operating Activities	(2,851,710)	(2,156,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(8,297)	(8,339)
Net Cash Used in Investing Activities	(8,297)	(8,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Short Term Loan from Related Party	525,000	-
Proceeds From Issuance of Long Term Debt	3,365,000	2,225,000
Repayments of Debt Borrowings	(19,579)	(18,097)
Net Cash Provided by Financing Activities	3,870,421	2,206,903

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,010,414	42,280
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	178,856	664,723
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,189,270	$707,003

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$1,791,718	$1,771,509

Non-Cash Investing and Financing Activities
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$1,359,126	$5,070
The Company Converted $5,025,000 of its Convertible Notes into Common Shares	$5,025,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED JUNE 30, 2018
(unaudited)

	Common Stock		Additional
		$0.001	Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Totals
BALANCES, DECEMBER 31, 2017	24,722,647	$24,723	$105,795,621	$(150,501,642)	$(44,681,298)

Equity Based Compensation			506,542	-	506,542
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt			1,359,126	-	1,359,126
Conversion of Notes Payable to Common Stock	3,513,986	3,514	5,021,486	-	5,025,000
Cumulative adjustment related to adoption of Topic 606 Revenue from Contracts with Customers (See Note 1)			-	65,277	65,277
Net Loss			-	(4,080,129)	(4,080,129)
BALANCES, JUNE 30, 2018	28,236,633	$28,237	$112,682,775	$(154,516,494)	$(41,805,482)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended June 30, 2018
(unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013.  The same year the Company focused exclusively on development of do-it-yourself customer facing platform that enabled organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code.  During 2017 the Company concluded that it had highest rate of success with clients within Healthcare industry and concentrated its development and sales and marketing efforts in that industry.  During 2018 we further refined our Healthcare offering and redefined our product - a suite of e-health mobile solutions, that consists of:

●
access to a catalog of ready to deploy mobile app solutions (app Blueprint catalog)
●
related deployment, support and integration services (app build and managed services and custom development, where applicable) ;
●
hosting of the deployed mobile apps.

Our flagship MobileSmith® Platform has transformed from a do-it-yourself customer facing platform into an internally used engine that supports the deployment of mobile apps created from Blueprints, integration of various third-party code and services into the mobile apps produced from Blueprints, hosting of deployed apps and design of new Blueprints.

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of June 30, 2018.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the six months ended June 30, 2018 and 2017, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition: General Overview and Performance Obligations to Customers
The Company derives revenue primarily from contracts for subscription to the suite of e-health mobile solutions and, to a much lesser degree, ancillary services provided in connection with subscription services.

The Company’s contracts include the following performance obligations:

●
Access to the content available on the App Blueprint Catalog, including hosting of the deployed apps;
●
App Build and Managed Services;
●
Custom development work.

The majority of the Company’s contracts are for subscription to a catalog of mobile app Blueprints, hosting of the deployed apps and related services. Custom work for specific deliverables is documented in the statements of work. Customers may enter into subscription and various statements of work concurrently or consecutively. Most of the Company’s performance obligations are not considered to be distinct from the subscription to Blueprints, hosting of deployed apps and related services and are combined into a single performance obligation. New statements of work and modifications of contracts are reviewed each reporting period and significant judgment is applied as to nature and characteristics of the new or modified performance obligations on a contract by contract basis.

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

The transaction price is predominantly allocated to the single performance obligation of access to the Blueprints, hosting and related services and to a lesser degree allocated between the access and other distinct performance obligations based on the stand-alone selling price. The subscription revenue is then recognized over time over the term of the contract, using the output method of time elapsed. Other performance obligations are usually recognized at a point in time upon delivery of a specific documented output. Management believes that such chosen methods faithfully depict satisfaction of Company performance obligations and transfer of benefit to the customers.

The full transaction price of the contract may be billed in its entirety or in agreed upon installments.  Billed transaction price in excess of revenue recognized results in the recording of a contract liability.  Unbilled portion of transaction price represents contracted consideration receivable by the Company, that was not yet billed.

Incremental Costs of Obtaining a Contract
The Company’s incremental costs of obtaining a contract include sales commissions and are recognized as other assets on the balance sheet for the contracts with a term exceeding 12 months. These costs are amortized through the term of the contract and are recorded as sales and marketing expense. As of June 30, 2018 the Company’s other assets include approximately $59,000 of such costs.

Contract Liabilities
A new contract liability is created every time the Company records receivables due from its customers. Contract liability represents Company’s obligation to transfer services for which the Company has already invoiced.  Most of the contract liabilities will be recognized in revenue over a period of 12 to 36 months.

Customer Credit Risk
Most of Company's receivables (billings) are collected within 30-45 day period.  The majority of Company's customers are healthcare organizations, which historically have had low credit risk.

Use of practical expedients in application of the Topic 606
The newly adopted recognition standard prescribes the application of accounting standards to individual contracts with customers, but allows for the application of the guidance to a portfolio of contracts (or performance obligations) with similar characteristics if the effect of such application is immaterial.  The Company applies practical expedients in following instances:
●
The Company does not adjust promised amount of consideration for the effects of a significant financing component if, at contract inception, the period between when the Company transfers its services to a customer and when the customer pays services will be one year or less.
●
The Company recognizes incremental costs of obtaining a contract as expenses when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

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

The cumulative effects of the changes made to the Company's Condensed Consolidated Balance Sheet at January 1, 2018 due to the adoption of Topic 606 were as follows:

	Balance at		Balance at
	December 31, 2017	Adjustments	January 1, 2018
Assets:
Prepaid Expenses and Other Current Assets	$71,992	$65,277	$137,269

Equity:
Accumulated Deficit	$(150,501,642)	$65,277	$(150,436,365)

The following tables summarize the current period impacts of adopting Topic 606  on our Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet:

	As Reported as of 06/30/2018	Balances without Adoption of Topic 606	Effect of Adoption
Assets:
Prepaid Expenses and Other Current Assets	$103,321	$ 54,266	$49,055*
Other Assets	48,940	-	48,940*

Liabilities:
Contract Liability	1,689,502	1,645,812	43,690**

Equity:
Accumulated Deficit	$(154,516,494)	$(154,581,771)	$65,277

*Total impact on the Company's assets was $97,995, of which $59,391 resulted from capitalization of sales commissions and $38,604 was related to capitalization of interest expense for significant financing component.  The combined impact is presented on a classified basis to reflect the current and non-current nature of the balances.
**Represents the combined impact of adjustments to capitalized sales commissions and interest expense for significant financing component on the contract liability.

Condensed Consolidated Statements of Operations:

	As Reported for the Period Ended 06/30/2018	Balances without Adoption of Topic 606	Effect of Adoption
REVENUES:
Subscription and Support	$1,017,741	$1,011,393	$6,348

OPERATING EXPENSES:
Sales and Marketing	$683,730	$675,532	$8,198

OTHER INCOME (EXPENSE):
Interest Expense, Net	$(2,105,423)	$(2,096,301)	$(9,122)

2.   DEBT

The table below summarizes the Company's debt outstanding at June 30, 2018 and December 31, 2017:

Debt Description	June 30,	December 31,
	2018	2017	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2020	5.60%
Capital lease obligations - Noteholder lease	32,332	45,294	August 2019	8.00%
Capital lease obligations - office furniture and other equipment	-	4,870	August 2018	9.80%
Capital lease obligations - vehicle	11,923	13,670	July 2021	5.59%
Convertible notes - related parties, net of discount of $1,397,930 and $447,988, respectively	34,516,300	37,101,243	November 2020	8.00%
Convertible notes, net of discount of $50,129	655,640	680,640	November 2020	8.00%
Subordinated Promissory Note, Related Party	525,000	-	November 2020	8.00%
Total debt	40,741,195	42,845,717

Less: current portion of long term debt
Capital lease obligations	31,172	34,927
Convertible notes - related parties, net of discount of $447,988	-	37,101,243
Convertible notes, net of discount of $50,129	-	680,640
Comerica Bank Loan and Security Agreement	-	5,000,000
Subordinated Promissory Note, Related Party	-	-
Total current portion of long term debt	31,172	42,816,810

Debt - long term	$40,710,023	$28,907

Convertible Notes

During the six months ended June 30, 2018, the Company privately placed $3,365,000 in principal amount of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”). The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a per share conversion price of $1.43.

On May 25, 2018, the Company and the holders of the majority of the aggregate outstanding principal amount of the 2014 NPA Notes and holders of the majority of the aggregate outstanding principal amount of the Secured Promissory Notes (the “2007 NPA Notes”) issued under the Convertible Secured Subordinated Note Purchase Agreement dated November 14, 2007 (the "2007 NPA”) agreed to extend to November 14, 2020, the maturity date of the 2014 NPA Notes and the 2007 NPA Notes.  Except as so extended, all of the terms relating to the outstanding 2007 Notes and the 2014 Notes continue in full force and effect. The Company is entitled to utilize the amounts available for future borrowing under each of the 2007 Note Purchase Agreement and the 2014 Note Purchase Agreement through November 14, 2020.

As a result of modification, any unamortized discount will be amortized into interest expense through the new maturity date of November 14, 2020.

The market value of the Company’s common stock on the date of each issuance of the 2014 NPA Notes to UBP was higher than the conversion price, which resulted in a beneficial conversion feature totaling $1,359,126 and corresponding debt discount, which is being amortized into interest expense through the maturity of the Notes.

During the three months period ended June 30, 2018 three noteholders converted a total of $5,025,000 of Notes into 3,513,986 shares of Company's common stock at the stated conversion price of $1.43 per share.

The table below summarizes convertible notes issued and outstanding as of June 30, 2018 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$18,407,559
2014 NPA notes, net of discount	16,764,381
Total convertible notes, net of discount	$35,171,940

Comerica LSA

The Company has an outstanding Loan and Security Agreement with Comerica Bank dated June 9, 2014 in the amount of $5,000,000, with original maturity of June 9, 2016.  On June 8, 2018, the Company and Comerica Bank entered into Second Amendment to the LSA, which extended the maturity of the LSA to June 9, 2020.  LSA is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2019, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment, office furniture and company vehicle under capital lease agreements that expire through July 2021. Total amount financed under these capital leases at June 30, 2018 was $44,255.  This obligation is included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:
2018	$16,669
2019	23,631
2020	4,219
Thereafter	2,461
46,980
Less amount representing interest	(2,725)
Capital lease obligations	$44,255

The Company leases its office space in Raleigh, North Carolina pursuant to an operating lease with an initial term that expires in March 2019.  The Company expects to extend the lease through April of 2024.

Year:
2018	$86,600
2019	44,082
Total	$130,682

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

4.   EQUITY AND EQUITY BASED COMPENSATION

As of June 30, 2018, options to purchase 7,488,744 shares of Common Stock were granted under 2016 Equity Compensation Plan, in addition to 102,250 options granted under previous plans.

The following is a summary of the stock option activity for the six months ended June 30, 2018:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2017	2,658,247	$1.54
Cancelled	(125,011)	1.25
Issued	5,057,758	1.95
Outstanding, June 30, 2018	7,590,994	1.81	7.76	$5,200,768
Vested and exercisable, June 30, 2018	1,401,939	$1.53	4.05	$1,315,298

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at June 30, 2018 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at June 30, 2018, as reported on the OTCQB Venture Marketplace, was $2.50 per share.

At June 30, 2018, $7,969,536 unvested expense has yet to be recorded related to outstanding stock options.

5.    DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	6 months Ended June 30, 2018		6 months Ended June 30, 2017
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 customers (measured by amounts billed)	$476,969	$128,453	$1,243,912	$408,871
All other customers	810,235	889,288	909,142	637,473
	$1,287,204	$1,017,741	$2,153,013	$1,046,343

For the six months ended June 30, 2018, four customers accounted for 71% of the accounts receivable balance.  For the six months ended June 30, 2017, two major customers accounted for 31% of total revenues and one customer accounted for 52% of the accounts receivable balance.

New customer acquisition impact on billings and revenue:

	6 Months Ended June 30, 2018		6 Months Ended June 30, 2017
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers in existence as of the beginning of the period (including upgrades)	$901,898	$963,936	$1,300,960	$870,629
Customers acquired during the period	385,306	53,805	852,054	175,714
	$1,287,204	$1,017,741	$2,153,013	$1,046,343

As of June 30, 2018 the aggregate amount of the transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $2,948,453, of which $1,689,502 had been billed to the customers and recorded as contract liability and $1,273,047 remained unbilled as of June 30, 2018.   The following table describes the timing of when the Company expects to recognize the revenue from the unsatisfied performance obligations.

	Billed (Contract Liability as of June 30, 2018)	Unbilled	Total
2018	$648,821	$221,106	$869,927
2019	836,049	575,329	1,411,378
2020	204,632	462,516	667,148
2021	-	14,096	14,096
	$1,689,502	$1,273,047	$2,962,549

At January 1, 2018 total contract liability balance was $1,338,465 (net of the Topic 606 adoption adjustment), of which $532,833 was recognized in revenue during the six months ended June 30, 2018.

6.   SUBSEQUENT EVENTS
On July 31, 2018, the Company issued one 2014 NPA Note to UBP in the principal amount of $250,000 on the same terms as the currently outstanding 2014 NPA Notes.  The note matures on November 14, 2020.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws.  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, our ability to continue as a going concern, and the sufficiency of our capital resources including funds that we may be able to raise under our convertible note facility, our ability to raise financing from other sources and/or ability to defer expenditures, the impact of the liens on our assets securing amounts owed to third parties, expectation regarding competitors as more and larger companies attempt to market products/services competitive to our company, market acceptance of our new product offerings, rate of new user subscriptions, market penetration of our products and  expectations regarding our revenues and expense,  all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2017 and our subsequent periodic reports filed with the SEC for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview

We develop and market healthcare industry solutions designed to improve delivery of healthcare by means of mobile technology.  Our suite of e-health mobile solutions and related services provide a catalog of vetted mobile app tools that can be rapidly customized to fit the needs of a specific healthcare organization with goals of addressing many key pain points of the industry.  Apps built from our Blueprints focus on:

● improvements in hospital's HCAHPS scores (the Hospital Consumer Assessment of Healthcare Providers and Systems score) through increased customer satisfaction from improvements in patient engagement;
● reductions of same-day cancellations and preventable re-admissions with tailored Perioperative Apps resulting in direct savings to the hospitals;
● making it easy for patients to connect with care options through ER/Urgent care and Physician Referral Apps resulting in savings to the hospitals.

Our services offering includes:

●
access to a catalog of ready to deploy mobile app solutions (app Blueprint catalog);
●
related deployment, support and integration services (app build and managed services and custom development, where applicable) ;
●
hosting of the deployed mobile apps.

Our flagship MobileSmith® Platform has transformed from customer facing into an internal platform that supports the deployment of mobile apps created from Blueprints, integration of various third-party code and services into the mobile apps produced from Blueprints, hosting of deployed apps and design of new Blueprints that can be rapidly deployed by the Healthcare industry.

Target Market and Sales Channels

During 2017 we completed a strategic shift and focused our business activities and research and development primarily on healthcare industry in the United States. In 2018 we continue to refine our healthcare focus with expansion of our service offering to health insurance companies - the payer market.

RESULTS OF OPERATIONS

Highlights of operational results.
Company revenue in 2018 when compared to 2017 fluctuated significantly due to revenue from two major customers, that did not renew their contracts in 2018.   The first such customer is a government agency with a significant contract for which revenue recognition was deferred in compliance with United States Generally Accepted Accounting Principles ("US GAAP") revenue recognition requirements for sale of software products and services.  During the 2017 Period, revenue recognition criteria have been satisfied and therefore, the Company commenced and completed related revenue recognition in accordance with our revenue recognition policy.   There is no revenue associated with this contract in 2018.  The second customer is a retail customer, which did not renew the contract as their technological needs in retail and our healthcare focused offering diverged.

Comparison of the Three Months Ended June 30, 2018 (the “2018 Period”) to the Three Months Ended June 30, 2017 (the “2017 Period”).

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenue	520,918	638,941	(118,023)	-18%
Cost of Revenue	183,885	156,063	27,822	18%
Gross Profit	337,033	482,878	(145,845)	-30%

Sales and Marketing	386,492	285,860	100,632	35%
Research and Development	426,090	440,425	(14,335)	-3%
General and Administrative	674,361	321,300	353,061	110%

Interest Expense	1,110,525	1,085,616	24,909	2%

Revenue decreased by $118,023 or 18%.  The decrease is primarily attributable to revenue from contracts with two major customers as discussed above, offset by new customer revenue and existing clients upgrades.

	2018	2017
Revenue from Contracts With Two Major Customers	$-	$252,229
Revenue from Other Contracts	520,918	386,713
Total Revenue	$520,918	$638,942

Cost of Revenue increased by $27,822 or 18%.  This increase is attributable to third-party costs to support our services offering.

Gross Profit decreased by $145,845 or 30%.  Such decrease is attributable to the reduced revenue as documented above.

Sales and Marketing expense increased by $100,632 or 35%.  An increase of $36,000 is attributable to increase in compensation due to expansion of our sales team.  An increase of $10,000 is attributable to increase in client and prospect related travel.  An increase of $33,000 is due to an increase in employee stock based compensation.  An increase of $20,000 is attributable to increases in tradeshow and marketing campaign activities.

Research and Development expense decreased by $14,335 or 3%.  Salaries expense decreased by $79,000 as the Company left certain vacant positions unfilled for the 2018 Period compared to the 2017 Period, offset by an increase of $64,000 in employee stock based compensation.

General and Administrative expense increased by $353,061 or 110% during the 2018 period.  An increase of $213,000 is attributable to increase in employee stock based compensation.  An increase of $120,000 is attributable to the expansion of the Company's board of directors and concomitant expenses, increase in executive compensation and severance payments to a former Chief Executive Officer.  An increase of $27,000 is attributable to an increase in professional services expense, offset by a decrease in bad debt expense.

Interest Expense increased by $24,909 or 2%.  The cash part of interest expense decreased by approximately $117,000 due to the decrease in the face value of our outstanding convertible debt after partial conversion of outstanding notes.  Debt discount amortization increased by $112,000 due to beneficial conversion feature associated with recently issued convertible notes.  Interest expense increased by $27,000 related to Loan and Security Agreement with Comerica Bank (LSA) which is currently scheduled to mature in June 2019 - a combination of an increase in variable interest rate on the LSA and inclusion in interest of transaction costs associated with the extension of maturity date of the LSA.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2018 (the “2018 Period”) to the Six Months Ended June 30, 2017 (the “2017 Period”).

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenue	1,017,741	1,046,343	(28,602)	-3%
Cost of Revenue	345,420	313,226	32,194	10%
Gross Profit	672,321	733,117	(60,796)	-8%

Sales and Marketing	683,730	565,622	118,108	21%
Research and Development	767,491	889,534	(122,043)	-14%
General and Administrative	1,197,405	798,366	399,039	50%

Interest Expense	2,105,423	2,122,614	(17,191)	-1%

Revenue decreased by $28,602 or 3%.  Such decrease is primarily attributable to revenue from contracts with two major customers as discussed above, offset by new customer revenue and existing clients upgrades.

	2018	2017
Revenue from Contracts With Two Major Customers	$14,447	$324,454
Revenue from Other Contracts	1,003,294	721,889
Total Revenue	$1,017,741	$1,046,343

Cost of Revenue increased by $32,194 or 10%.  This increase is attributable to third-party costs to support our services offering .

Gross Profit decreased by $60,796 or 8%.  Such increase is attributable to the decrease in revenue as documented above.

Sales and Marketing expense increased by $118,108 or 21%.  An increase of $66,000 is attributable to increase in salary compensation and related benefits due to expansion of our sales team.  An increase of $31,000 is attributable to more frequent client and prospect related travel.  An increase of $31,000 is due to an increase in employee stock based compensation.  An increase of $16,000 is attributable to increase in tradeshow activity, offset by a decrease of $23,000 in marketing campaigns expense.

Research and Development expense decreased by $122,043 or 14%.  Salaries expense decreased by $173,000 as the Company left certain vacant positions unfilled for the 2018 Period compared to the 2017 Period, offset by an increase of $54,000 attributable to decrease in employee stock based compensation.

General and Administrative expense increased by $399,039 or 50% during the 2018 period.  An increase of $211,000 is attributable to increase in employee stock based compensation.  An increase of $140,000 is attributable to the expansion of the Company's board of directors and concomitant expenses, increase in executive compensation and severance payments to a former Chief Executive Officer.   An increase of $27,000 is attributable to increase in executive travel expense.   An increase of $31,000 is attributable to an increase in professional services expenses, offset by a decrease in other minor expense categories.

Interest Expense decreased by $17,191 or 1%.  The cash part of interest expense decreased by approximately $147,000 due to the decrease in the face value of our convertible debt after partial conversion of notes in shares of common stock.  Debt discount amortization increased by $87,000 due to beneficial conversion feature associated with recently issued convertible notes.  Interest expense increased by $36,000 related to Comerica LSA - a combination of an increase in variable interest rate on the LSA and inclusion in interest of transaction costs associated with the extension of maturity date of the LSA.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations continues to be  the sale of our notes under our convertible note facilities.  We expect to continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional funding under the convertible note facilities, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations for the next 12 months.  Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods.  There can be no guarantee that financing will continue to be available to us under the convertible note facilities or otherwise on acceptable terms or at all.  Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

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

In addition, we have an outstanding Loan and Security Agreement (the "LSA") with Comerica Bank in the amount of $5 million, which matures in June of 2020 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2019, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  If UBS were to elect to not renew the irrevocable letter of credit issued by it beyond May 31, 2019, the currently scheduled expiration date, then such non-renewal will result in an event of default under the LSA, at which time all amounts outstanding under the LSA of approximately $5 million will become due and payable. Currently, the letter of credit is automatically extended for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  As of the date of this report on Form 10Q, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Additionally, we extended maturities on all notes issued under the 2007 and 2014 NPAs  through November 14, 2020 and extended maturity of Comerica LSA through June 9, 2020.

Uses of Cash

During the six months ended June 30, 2018, we used in operating activities approximately $4.0 million, which was offset by $1.2 million in cash collected from our customers, netting approximately $2.8 million of net cash used in operating activities.  Approximately $1.8 million of this amount was used to pay interest payments on the convertible notes and bank debt; approximately $1.5 for payroll, benefits and related costs; approximately $212,000 was used for non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $517,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

During the six months ended June 30 2017, we used in operating activities approximately $4.0 million, which was offset by $1.8 million in cash collected from our customers, netting approximately $2.1million of net cash used in operating activities.  Approximately $1.8 million of this amount was used to pay interest payments on the convertible notes and bank debt; approximately $1.6 million for payroll, benefits and related costs; approximately $201,000 was used for non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $416,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the six months ended June 30, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2018 without registration under the Securities Act:

Between April 1, 2018 and June 30, 2018, we issued to one accredited investor $1,115,000 in principal amount of our convertible notes under the 2014 Note Purchase Agreement. The note is convertible into shares of our Common Stock at a per share conversion rate of $1.43. All notes issued under this facility are scheduled to mature on November 14, 2020.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

10.1	Separation Agreement and General Release between MobileSmith, Inc. and Bob Dieterle dated June 1, 2018 (incorporated by reference from the Company’s current report on Form 8-K filed on June 1, 2018)

10.2
Tenth Amendment to Convertible Secured Subordinated Note Purchase Agreement, Eighth Amendment to Convertible Secured Subordinated Promissory Notes and Seventh Amendment to Registration Rights Agreement, dated June 5,2018 , by and among MobileSmith, Inc., Grasford Investments LTD. and Union Bancaire Privee ("UBP") (incorporated by reference from the Company’s current report on Form 8-K filed on June 28, 2018)

10.3
Second Amendment to Convertible Subordinated Note Purchase Agreement and Second Amendment to Convertible Subordinated Promissory Notes, dated June 5, 2018, by and among MobileSmith, Inc., and UBP (incorporated by reference from the Company’s current report on Form 8-K filed on June 28, 2018)

10.4
Second Amendment to Loan and Security Agreement by and among MobileSmith, Inc., and Comerica Bank dated June 8, 2018 (incorporated by reference from the Company’s current report on Form 8-K filed on June 28, 2018)

10.5
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

August 14, 2018	By:	/s/ Randy Tomlin
Randy Tomlin
Chief Executive Officer (Principal Executive Officer)

August 14, 2018	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)