Form 10-Q
period 2018-09-30
MobileSmith, Inc.
filed 2018-11-14
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 14, 2018, there were 28,271,598 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2018

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
	September 30, 2018	December 31, 2017
	(unaudited)
Current Assets
Cash and Cash Equivalents	$349,969	$58,484
Restricted Cash	147,411	120,372
Trade Accounts Receivable,	297,157	260,403
Prepaid Expenses and Other Current Assets	103,891	71,992
Total Current Assets	898,428	511,251

Property and Equipment, Net	52,356	71,603
Capitalized Software, Net	90,662	169,593
Intangible Assets, Net	6,965	20,093
Other Assets	72,800	-
Total Other Assets	222,783	261,289
Total Assets	$1,121,211	$772,540

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$166,265	$125,982
Accrued Expenses	213,143	201,528
Accrued Interest	748,547	865,822
Capital Lease Obligations	29,350	34,927
Contract Liability, Current	463,965	860,927
Bank Loan	-	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	-	37,101,243
Convertible Notes Payable, Net of Discount	-	680,640
Total Current Liabilities	1,621,270	44,871,069

Long-Term Liabilities
Capital Lease Obligations	7,336	28,907
Deferred Rent	11,471	26,286
Contract Liability	1,323,340	527,576
Bank Loan	5,000,000	-
Subordinated Promissory Note, Related Party	525,000	-
Convertible Notes Payable, Related Parties, Net of Discount	35,112,226	-
Convertible Notes Payable, Net of Discount	610,740	-
Total Long-Term Liabilities	42,590,113	582,769
Total Liabilities	44,211,383	45,453,838

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at September 30, 2018 and December 31, 2017	-	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At September 30, 2018 and December 31, 2017; 28,271,598 and 24,722,647 Shares Issued and Outstanding at September 30, 2018 and December 31, 2017, Respectively	28,272	24,723
Additional Paid-in Capital	113,575,290	105,795,621
Accumulated Deficit	(156,693,734)	(150,501,642)
Total Stockholders' Deficit	(43,090,172)	(44,681,298)
Total Liabilities and Stockholders' Deficit	$1,121,211	$772,540

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUES:
Subscription and Support	$525,659	$1,886,344	$1,543,400	$2,932,687
Total Revenue	525,659	1,886,344	1,543,400	2,932,687
COST OF REVENUES:
Subscription and Support	200,616	147,535	546,036	431,457
Professional Services and Other	-	-	-	29,304
Total Cost of Revenue	200,616	147,535	546,036	460,761

GROSS PROFIT	325,043	1,738,809	997,364	2,471,926
OPERATING EXPENSES:
Sales and Marketing	426,620	299,559	1,110,350	865,181
Research and Development	471,486	406,113	1,238,977	1,295,647
General and Administrative	618,811	367,342	1,816,216	1,165,708
Total Operating Expenses	1,516,917	1,073,014	4,165,543	3,326,536
INCOME (LOSS) FROM OPERATIONS	(1,191,874)	665,795	(3,168,179)	(854,610)

OTHER INCOME (EXPENSE):
Other Income	1,590	365	3,189	1,549
Interest Expense, Net	(986,956)	(1,104,318)	(3,092,379)	(3,226,932)
Total Other Expense	(985,366)	(1,103,953)	(3,089,190)	(3,225,383)

NET LOSS	$(2,177,240)	$(438,158)	$(6,257,369)	$(4,079,993)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	$(0.08)	$(0.02)	$(0.22)	$(0.21)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	28,271,598	19,827,542	28,271,598	19,827,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,257,369)	$(4,079,993)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	120,805	122,873
Bad Debt Expense	-	12,500
Amortization of Debt Discount	569,794	486,527
Share Based Compensation	1,039,507	327,149
Changes in Assets and Liabilities:
Accounts Receivable	(36,754)	(7,348)
Prepaid Expenses and Other Assets	(39,422)	15,093
Accounts Payable	46,598	40,541
Contract Liability	398,802	(165,786)
Accrued and Other Expenses	(126,790)	399,462
Net Cash Used in Operating Activities	(4,284,829)	(2,848,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property, Plant and Equipment	(9,499)	(8,339)
Net Cash Used in Investing Activities	(9,499)	(8,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Short Term Loan from Related Party	525,000	-
Proceeds From Issuance of Long Term Debt	4,115,000	3,725,000
Repayments of Debt Borrowings	(27,148)	(27,427)
Net Cash Provided by Financing Activities	4,612,852	3,697,573

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	318,524	840,252
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	178,856	664,723
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$497,380	$1,504,975

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$2,626,399	$2,314,434

Non-Cash Investing and Financing Activities
The Company Recorded Debt Discount Associated with Beneficial Conversion Feature	$1,673,811	$78,497
The Company converted 5,075,000 of its convertible notes into common shares	$5,075,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2018
(unaudited)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Totals
	Shares	0.001 Par Value
BALANCES, DECEMBER 31, 2017	24,722,647	$24,723	$105,795,621	$(150,501,642)	$(44,681,298)

Equity-Based Compensation	-	-	1,039,507	-	1,039,507
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt	-	-	1,673,811	-	1,673,811
Conversion of Notes Payable to Common Stock	3,548,951	3,549	5,066,351	-	5,069,900
Cumulative adjustment related to adoption of ASC606 Revenue Recognition guidance	-	-	-	65,277	65,277
Net Loss	-	-	-	(6,257,369)	(6,257,369)
BALANCES, SEPTEMBER 30, 2018	28,271,598	$28,272	$113,575,290	$(156,693,734)	$(43,090,172)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2018
(unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013.  The same year the Company focused exclusively on development of do-it-yourself customer facing platform that enabled organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code.  During 2017 the Company concluded that it had its highest rate of success with clients within the Healthcare industry and concentrated its development and sales and marketing efforts in that industry.  During 2018 we further refined our Healthcare offering and redefined our product - a suite of e-health mobile solutions, that consists of:

●
access to a catalog of ready to deploy mobile app solutions (App Blueprint Catalog)
●
related deployment, support and integration services (App Build and Managed Services and custom development, where applicable), and
●
hosting of the deployed mobile apps.

Our flagship MobileSmith® Platform has transformed from a do-it-yourself customer facing platform into an internally used engine that supports the deployment of mobile apps created from Blueprints, integration of various third-party code and services into the mobile apps produced from Blueprints and the hosting of deployed apps and design of new Blueprints.

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of September 30, 2018.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the nine months ended September 30, 2018 and 2017, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The transaction price is predominantly allocated to the single performance obligation of access to the Blueprints, hosting and related services and, to a lesser degree, allocated between the access and other distinct performance obligations based on the stand-alone selling price. The subscription revenue is then recognized over time over the term of the contract, using the output method of time elapsed. Other performance obligations are usually recognized at a point in time upon delivery of a specific documented output. Management believes that such chosen methods faithfully depict satisfaction of Company performance obligations and transfer of benefit to the customers.

The full transaction price of the contract may be billed in its entirety or in agreed upon installments.  Billed transaction price in excess of revenue recognized results in the recording of a contract liability.  Unbilled portion of transaction price represents contracted consideration receivable by the Company, that was not yet billed.

Incremental Costs of Obtaining a Contract
The Company’s incremental costs of obtaining a contract include sales commissions and are recognized as other assets on the balance sheet for the contracts with a term exceeding 12 months. These costs are amortized through the term of the contract and are recorded as sales and marketing expense. As of September 30, 2018 the Company’s other assets include approximately $51,000 of such costs.

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

The cumulative effects of the changes made to the Company's Condensed Consolidated Balance Sheet at January 1, 2018 due to the adoption of Topic 606 were as follows:

	Balance at		Balance at
	December 31, 2017	Adjustments	January 1, 2018
Assets:
Prepaid Expenses and Other Current Assets	$71,992	$65,277	$137,269

Equity:
Accumulated Deficit	$(150,501,642)	$65,277	$(150,436,365)

The following tables summarize the current period impacts of adopting Topic 606  on our Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet:
	As Reported as of 9/30/2018	Balances without Adoption of Topic 606	Effect of Adoption
Assets
Prepaid Expenses and Other Current Assets	$103,891	$91,426	$12,465*
Other Assets	72,800	-	72,800*

Liabilities
Contract Liability	1,787,305	1,753,268	34,037**

Equity
Accumulated Deficit	$(156,693,734)	$(156,759,011)	$65,277

*Total impact on the Company's assets was $85,265, of which $51,223 resulted from capitalization of sales commissions and $34,042 was related to capitalization of interest expense for significant financing component.  The combined impact is presented on a classified basis to reflect the current and non-current nature of the balances.
**Represents the combined impact of adjustments to capitalized sales commissions and interest expense for significant financing component on the contract liability.

Condensed Consolidated Statements of Operations:

	As Reported for the Period Ended 9/30/2018	Balances without Adoption of Topic 606	Effect of Adoption
REVENUES:
Subscription and Support	$1,543,400	$1,527,399	$16,001

OPERATING EXPENSES:
Sales and Marketing	$1,110,350	$1,093,983	$16,367

OTHER INCOME (EXPENSE):
Interest Expense, Net	$(3,092,379)	$(3,078,696)	$(13,683)

2.   DEBT

The table below summarizes the Company's debt outstanding at September 30, 2018 and December 31, 2017:
Debt Description	September 30, 2018	December 31, 2017	Maturity	Rate

Comerica bank loan and security agreement	$5,000,000	$5,000,000	June 2020	5.60%
Capital lease obligations - noteholder lease	25,655	45,294	August 2019	8.00%
Capital lease obligations - office furniture and other equipment	-	4,870	August 2018	9.80%
Capital lease obligations - vehicle	11,031	13,670	July 2021	5.59%
Convertible notes - related parties, net of unamortized discount of $1,552,005 and $447,988, respectively	35,112,226	37,101,243	November 2020	8.00%
Convertible notes, net of unamortized discount of $45,029 and $50,129, respectively	610,740	680,640	November 2020	8.00%
Subordinated promissory note, related party	525,000	-
Total debt	41,284,652	42,845,717

Less: current portion of long term debt
Capital lease obligations	29,350	34,927
Convertible notes - related parties, net of discount of $447,988	-	37,101,243
Convertible notes, net of discount of $50,129	-	680,640
Comerica bank loan and security agreement	-	5,000,000
Subordinated promissory note, related party	-	-
Total current portion of long term debt	29,350	42,816,810

Debt - long term	$41,255,302	$28,907

Convertible Notes

During the nine months ended September 30, 2018, the Company privately placed $4,115,000 in principal amount of additional unsecured Convertible Subordinated Promissory Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”). The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a per share conversion price of $1.43.

On May 25, 2018, the Company and the holders of the majority of the aggregate outstanding principal amount of the 2014 NPA Notes and holders of the majority of the aggregate outstanding principal amount of the Secured Promissory Notes (the “2007 NPA Notes”) issued under the Convertible Secured Subordinated Note Purchase Agreement dated November 14, 2007 (the "2007 NPA”) agreed to extend to November 14, 2020, the maturity date of the 2014 NPA Notes and the 2007 NPA Notes.  Except as so extended, all of the terms relating to the outstanding 2007 NPA Notes and the 2014 NPA Notes continue in full force and effect. The Company is entitled to utilize the amounts available for future borrowing under each of the 2007 Note Purchase Agreement and the 2014 Note Purchase Agreement through November 14, 2020.

As a result of modification, any unamortized discount will be amortized into interest expense through the new maturity date of November 14, 2020.

The market value of the Company’s common stock on the date of each issuance of the 2014 NPA Notes to UBP was higher than the conversion price, which resulted in a beneficial conversion feature totaling $1,673,811 and corresponding debt discount, which is being amortized into interest expense through the maturity of the Notes.

During the nine months period ended September 30, 2018 three noteholders converted a total of $5,075,000 of Notes into 3,548,951 shares of Company's common stock at the stated conversion price of $1.43 per share.

The table below summarizes convertible notes issued and outstanding as of September 30, 2018 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$18,370,263
2014 NPA notes, net of discount	17,352,703
Total convertible notes, net of discount	$35,722,966

Comerica LSA

The Company has an outstanding Loan and Security Agreement with Comerica Bank dated June 9, 2014 (the "LSA") in the amount of $5,000,000, with original maturity of June 9, 2016.  On June 8, 2018, the Company and Comerica Bank entered into Second Amendment to the LSA, which extended the maturity of the LSA to June 9, 2020.  LSA is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2019, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.

3.   COMMITMENTS AND CONTINGENCIES

Aggregate future lease commitments

The Company leases computers, office equipment, office furniture and company vehicle under capital lease agreements that expire through July 2021. Total amount financed under these capital leases at September 30, 2018 was $36,686.  This obligation is included within the Company’s total debt.

The table below summarizes Company’s future obligations under its capital leases:

Year:
2018	$8,334
2019	23,631
2020	4,219
Thereafter	2,461
38,645
Less amount representing interest	(1,959)
Capital lease obligations	$36,686

The Company leases its office space in Raleigh, North Carolina pursuant to an operating lease with an initial term that expires in March 2019.  The Company has extended the lease through April of 2024.  As a result of the amendment the Company has received an incentive from the landlord valued at approximately $100,000.  The Company intends to take advantage of the incentive through March 31, 2019.

Year:
2018	$43,300
2019	184,302
2020	191,199
2021	196,950
2022	202,851
2023	208,962
2024	70,693
Total	$1,098,257

Legal Proceedings

From time to time, the Company may be subject to routine litigation, claims or disputes in the ordinary course of business.   The Company is not currently party to any pending litigation, the outcome of which will have a material adverse effect on our operations, financial position or liquidity.  The Company defends itself vigorously in all such matters.  In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on its financial position, results of operations or cash flows.  However, the company cannot predict with certainty the outcome or effect of any such litigation or investigatory matters or any other pending litigations or claims.  There can be no assurance as to the ultimate outcome of any such lawsuits and investigations.  The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated.  The Company periodically evaluates developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material.

4.   EQUITY AND EQUITY BASED COMPENSATION

As of September 30, 2018, options to purchase 7,130,744 shares of Common Stock were granted under 2016 Equity Compensation Plan, in addition to 27,250 options granted under previous plans.

The following is a summary of the stock option activity for the nine months ended September 30, 2018:
	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2017	2,658,247	$1.54
Cancelled	(558,011)	1.57
Issued	5,057,758	1.95
Outstanding, September 30, 2018	7,157,994	1.83	7.7	$5,100
Vested and exercisable, September 30, 2018	1,203,240	$1.56	4.1	$5,100

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at September 30, 2018 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at September 30, 2018, as reported on the OTCQB Venture Marketplace, was $1.30 per share.

At September 30, 2018, $7,436,572 in unvested expense has yet to be recorded related to outstanding stock options.

5.    DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 customers by amounts billed	$619,780	$156,995	$1,402,846	$1,888,543
All other customers	1,290,887	1,386,405	1,365,272	1,044,144
	$1,910,667	$1,543,400	$2,768,118	$2,932,687

As of September 30, 2018, four customers accounted for 68% of the accounts receivable balance.   For the nine months ended September 30, 2017, one major customer accounted for 54% of total revenues and three customers accounted for 84% of the accounts receivable balance.

New customer acquisition impact on billings and revenue:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers in existence as of the beginning of the period (including upgrades)	$1,330,361	$1,450,031	$1,555,677	$2,572,949
Customers acquired during the period	580,306	93,369	1,212,441	359,738
	$1,910,667	$1,543,400	$2,768,118	$2,932,687

As of September 30, 2018 the aggregate amount of the transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $3,165,941, of which $1,787,305 had been billed to the customers and recorded as contract liability and $1,378,636 remained unbilled as of September 30, 2018.   The following table describes the timing of when the Company expects to recognize the revenue from the unsatisfied performance obligations.

	Billed (Contract Liability as of September 30, 2018)	Unbilled	Total
2018	$463,965	$114,310	$578,275
2019	1,119,247	401,607	1,520,854
2020	204,093	684,146	888,239
2021	-	178,573	178,573
TOTAL	$1,787,305	$1,378,636	$3,165,941

At January 1, 2018 total contract liability balance was $1,338,465 (net of the Topic 606 adoption adjustment), of which $808,033 was recognized in revenue during the nine months ended September 30, 2018.

6.   SUBSEQUENT EVENTS

On October 24, 2018, the Company entered into the Amendment No. 3 (the “Third Amendment”) to the 2014 NPA Notes. The Third Amendment decreases the frequency of interest payments under the 2014 Notes from once per quarter to twice per year in January and July with the final installment payable on the maturity date of the 2014 Notes.

In addition, October 24, 2018 the Company entered into the Ninth Amendment (the “Ninth Amendment”) to the 2007 NPA Notes. The Ninth Amendment decreases the frequency of interest payments under the 2007 NPA Notes from once per quarter to twice per year in January and July with the final installment payable on the maturity date of the 2007 NPA Notes.

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
●
related deployment, support and integration services (App Build and Managed Services and custom development, where applicable) and
●
hosting of the deployed mobile apps.

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

RESULTS OF OPERATIONS

Highlights of operational results.
Company revenue in 2018 when compared to 2017 fluctuated significantly due to revenue from two major customers, that did not renew their contracts in 2018.   The first such customer is a government agency with a significant contract for which revenue recognition was deferred in compliance with United States Generally Accepted Accounting Principles ("GAAP") revenue recognition requirements for sale of software products and services.  During the 2017 Period (as defined below), revenue recognition criteria have been satisfied and therefore, the Company commenced and completed related revenue recognition in accordance with our revenue recognition policy.   There is no revenue associated with this contract in 2018.  The second customer is a retail customer, who did not renew the contract as their technological needs in retail and our healthcare focused offering diverged.

Comparison of the Three Months Ended September 30, 2018 (the “2018 Period”) to the Three Months Ended September 30, 2017 (the “2017 Period”).

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Increase (Decrease)
			$	%

Revenue	525,659	1,886,344	(1,360,685)	-72%
Cost of Revenue	200,616	147,535	53,081	36%
Gross Profit	325,043	1,738,809	(1,413,766)	-81%

Sales and Marketing	426,620	299,559	127,061	42%
Research and Development	471,486	406,113	65,373	16%
General and Administrative	618,811	367,342	251,469	68%

Interest Expense	986,956	1,104,318	(117,362)	-11%

Revenue decreased by $1,360,685 or 72%.  The decrease is primarily attributable to revenue from contracts with two major customers as discussed above, offset by new customer revenue and existing clients' upgrades.

	2018	2017
Revenue from Contracts With Two Major Customers	$-	$1,458,256
Revenue from Other Contracts	525,659	428,088
Total Revenue	$525,659	$1,886,344

Cost of Revenue increased by $53,081 or 36%.  This increase is attributable to third-party costs to support our services offering.

Gross Profit decreased by $1,413,766 or 81%.  Such decrease is attributable to the reduced revenue as a result of two significant clients not renewing their contracts as documented above.

Sales and Marketing expense increased by $127,061 or 42%.   An increase of approximately $10,000 is attributable to increase in client and prospect related travel.  An increase of $80,000 is due to an increase in employee stock based compensation.  An increase of approximately $30,000 is attributable to changes in other marketing activities and increase in use of market and PR consultants.

Research and Development expense increased by $65,373 or 16%.  Salaries and other payroll related expenses decreased by $51,000 as the Company left certain vacant positions unfilled for the 2018 Period compared to the 2017 Period, offset by an increase of $116,000 in employee stock based compensation.

General and Administrative expense increased by $251,469 or 68% during the 2018 Period.  An increase of $200,000 is attributable to increase in employee stock based compensation.  An increase of $8,000 is attributable to increase in compensation and expansion of the Board.  An increase of $27,000 is attributable to an increase in professional services expenses and increase of $12,000 is attributable to increase in travel expenses.

Interest Expense decreased by $117,362 or 11%.  The cash part of interest expense decreased by approximately $127,000 due to the decrease in the face value of our outstanding convertible debt after partial conversion of outstanding notes.    Interest expense related to Comerica Bank LSA increased by $10,000.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2018 (the “2018 Period”) to the Nine Months Ended September 30, 2017 (the “2017 Period”).

	Nine months ended September 30, 2018	Nine months ended September 30, 2017	Increase (Decrease)
			$	%

Revenue	1,543,400	2,932,687	(1,389,287)	-47%
Cost of Revenue	546,036	460,761	85,275	19%
Gross Profit	997,364	2,471,926	(1,474,562)	-60%

Sales and Marketing	1,110,350	865,181	245,169	28%
Research and Development	1,238,977	1,295,647	(56,670)	-4%
General and Administrative	1,816,216	1,165,708	650,508	56%

Interest Expense	3,092,379	3,226,932	(134,553)	-4%

Revenue decreased by $1,389,287 or 47%.   Such decrease is primarily attributable to revenue from contracts with two major customers as discussed above, offset by new customer revenue and existing clients' upgrades.

	2018	2017
Revenue from Contracts With Two Major Customers	$14,447	$1,782,710
Revenue from Other Contracts	1,528,953	1,149,977
Total Revenue	$1,543,400	$2,932,687

Cost of Revenue increased by $85,275 or 19%.  This increase is attributable to third-party costs to support our services offering ..

Gross Profit decreased by $1,474,562 or 60%.  Such increase is attributable to the decrease in revenue as a result of two significant clients not renewing their contracts as documented above.

Sales and Marketing expense increased by $245,169 or 28%.  An increase of $91,000 is attributable to increase in salary compensation and related benefits due to expansion of our sales team, offset by $32,000 decrease in sales commissions .  An increase of $42,000 is attributable to more frequent client and prospect related travel.  An increase of $109,000 is due to an increase in employee stock based compensation.  An increase of $28,000 is attributable to change in marketing activity mix resulting from decrease in tradeshow and campaign activity offset by increase in use of industry consultants and PR activity.

Research and Development expense decreased by $56,670 or 4%.  Salaries expense decreased by $226,000 as the Company left certain vacant positions unfilled for the 2018 Period compared to the 2017 Period, offset by an increase of $169,000 attributable to decrease in employee stock based compensation.

General and Administrative expense increased by $650,508 or 56% during the 2018 Period.  An increase of $407,000 is attributable to increase in employee stock based compensation.  An increase of $155,000 is attributable to the expansion of the Company's board of directors and concomitant expenses, increase in executive compensation and severance payments to a former Chief Executive Officer.   An increase of $40,000 is attributable to increase in general travel expense.   An increase of $57,000 is attributable to an increase in professional services expenses, offset by a decrease in other minor expense categories.

Interest Expense decreased by $134,553 or 4%.  The cash part of interest expense decreased by approximately $275,000 due to the decrease in the face value of our convertible debt after partial conversion of notes in shares of common stock.  Debt discount amortization increased by $83,000 due to beneficial conversion feature associated with recently issued convertible notes.  Interest expense increased by $46,000 related to Comerica LSA - a combination of an increase in variable interest rate on the LSA and inclusion in interest of transaction costs associated with the extension of maturity date of the LSA.

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

Nonetheless, there are factors that can impact our ability to continue to fund our operating activities for the next twelve months. These include:

●
Our ability to expand revenue volume;
●
Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics; and
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

Uses of Cash

During the nine months ended September 30, 2018, we used in operating activities approximately $6.2 million, which was offset by $1.9 million in cash collected from our customers, netting approximately $4.3 million of net cash used in operating activities.  Approximately $2.6 million of this amount was used to pay interest payments on the convertible notes and bank debt; approximately $2.4 for payroll, benefits and related costs; approximately $340,000 was used for non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $765,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the nine months ended September 30, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be subject to routine litigation, claims or disputes in the ordinary course of business.  The Company is not currently party to any pending litigation, the outcome of which will have a material adverse effect on our operations, financial position or liquidity.  The Company defends itself vigorously in all such matters. In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on its financial position, results of operations or cash flows. However, the company cannot predict with certainty the outcome or effect of any such litigation or investigatory matters or any other pending litigations or claims. There can be no assurance as to the ultimate outcome of any such lawsuits and investigations. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company periodicallyevaluates developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2018 without registration under the Securities Act:

Between July 1, 2018 and September 30, 2018, we issued to one accredited investor $750,000 in principal amount of our convertible notes under the 2014 Note Purchase Agreement. The note is convertible into shares of our Common Stock at a per share conversion rate of $1.43. All notes issued under this facility are scheduled to mature on November 14, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

10.1
Amendment No. 3 to Convertible Subordinated Promissory Notes issued by the Company from time to time pursuant to that certain Convertible Subordinated Note Purchase Agreement, dated December 11, 2014, by and among MobileSmith, Inc. and Union Bancaire Privee (incorporated by reference from the Company’s current report on Form 8-K filed on October 30, 2018)

10.2
Ninth Amendment to Convertible Secured Subordinated Promissory Notes issued by the Company from time to time pursuant to that certain Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, by and among MobileSmith, Inc., Grasford Investments LTD. and Union Bancaire Privee (incorporated by reference from the Company’s current report on Form 8-K filed on October 30, 2018)

10.3
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

November 14, 2018	By:	/s/ Randy Tomlin
Randy Tomlin
Chief Executive Officer (Principal Executive Officer)

November 14, 2018	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)