Form 10-K
period 2018-12-31
MobileSmith, Inc.
filed 2019-03-29
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑·No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑·No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $21.6 million (based on the closing sale price of $2.50 per share on such date).

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 27, 2019 was 28,271,598.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12

Item 6.	Selected Financial Data	12

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 8.	Financial Statements and Supplementary Data	F-1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20

Item 9A.	Controls and Procedures	18

Item 9B.	Other Information	18

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

Principal Products and Services

MobileSmith provides operational improvement, member-facing mobile application services to the healthcare industry.   Our suite of e-health mobile solutions and related services provide a catalog of vetted mobile app tools that can be rapidly customized to fit the needs of a specific healthcare organization with goals of addressing many key pain points of the industry.  Apps built from our base app architecture ("Blueprints") focus on the following:

● Patient's Access: improvements in hospital's HCAHPS scores (the Hospital Consumer Assessment of Healthcare Providers and Systems score) through increased customer satisfaction from improvements in patient engagement;
● Patient Perioperative Care: reductions of same-day cancellations and preventable re-admissions with tailored Perioperative Apps resulting in direct savings to the hospitals; and
● In Network Patient Retention: making it easy for patients to connect with care options through ER/Urgent care and Physician Referral Apps resulting in savings to the hospitals.

Our services offering includes:

●
access to a catalog of ready to deploy mobile app solutions (App Blueprint Catalog);
●
related deployment, support and integration services (App Build and Managed Services and custom development, where applicable) and
●
hosting of the deployed mobile apps.

Our flagship MobileSmith® Platform (the "Platform") has transformed from customer facing into an internal platform that supports the deployment of mobile apps created from Blueprints.  We also integrate various third-party code and services into the mobile apps produced from our Blueprints, host the deployed apps, and design new Blueprints that can be rapidly deployed by the Healthcare industry.

Target Market and Sales Channels

During 2017 we completed a strategic shift and focused our business and research and development activities primarily on the Healthcare industry in the United States. In 2018 we refined our healthcare focus by identifying two target markets: (i) healthcare providers (hospitals, hospital systems and the United States Veterans Health Administration) and (ii) healthcare payer market (insurance companies and insurance brokers).

Both markets are targeted with a diversified sales workforce that includes direct sales and resellers ("channel partners").

Principal Customers

In 2017 we had a major healthcare customer in the federal government space that accounted for 46% of our 2017 revenue. The contract with  the major government customer ended as of December 31, 2017.  Our 2018 revenue was less concentrated with no single customer comprising more than 10% of recognized revenue.  However, as we expand our relationships with channel partners in 2019,  our revenue concentration may increase again as one single channel partner may result in more revenue than sales to individual hospitals in the aggregate.

Research and Development

In 2017 we continued to enhance the Platform with various functionalities sought by current and target customers.  We continuously monitor such demand, rapidly develop the functionalities and make them available to all our customers, current and future.

During 2017 and 2018 we focused our technological and design efforts on our Blueprints features, that continue leading our offering to healthcare providers  (Blueprint is a fully customizable pre-built app targeting specific healthcare related business function or health condition)

During 2019 our product development will focus on consolidating our own technology with technology of our multiple service partners (including EMR integrators, wayfinding partners, telemedicine partners) and making these consolidated technologies available through software development kits ("SDKs") and application programming interfaces ("APIs") for mass rapid consumption by the Healthcare Industry.

Competition

We have been successful in penetrating the healthcare provider technology market and developed extensive expertise in the industry.  With many of our customers we enjoy five-plus year relationships.  However, the healthcare provider technology industry is highly competitive.  Our competitors include a number of successful, independent companies, such as Vivify Health, mPulse, and AMC Health.  Many of these companies have significantly greater financial, personnel, and other resources than we do.  Moreover, more companies enter the industry and market every year.  As a result of this, we expect the competition we face to grow stronger in the next five years.

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

Employees

As of December 31, 2018, we had 26 full time employees and no part-time employees. None of our employees are subject to collective bargaining agreements.

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

A default by us in respect of the amounts outstanding on the notes outstanding under the note facilities and the commercial bank loans when due in 2020 would enable these creditors to foreclose on our assets.

The Notes currently outstanding under the Convertible Note Facilities, which together with interest accrued as of the date of this report on Form 10-K aggregate approximately $39.4 million, come due in November 2020.  In addition, we have an outstanding Loan and Security Agreement (the “LSA”) with Comerica Bank in the amount of $5,000,000, which matures in June of 2020 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with a renewed term expiring on May 31, 2019, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the filing date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Unless we can defer payment on the notes or such notes are in fact converted into our common stock, of which no assurance can be provided, we will need to find other sources of funding to pay the amounts that are scheduled to come due in November 2020. We also have no commitment from any other funding source should UBS elect to not renew the letter of credit.

Furthermore, the amounts under the LSA as well as approximately $20.5 million under the Notes, are secured by a lien on our assets. A default by us under these Notes or the LSA would enable these creditors to foreclose on our assets. Additionally, the non-renewal of the letter of credit securing the UBS note, which is currently scheduled to expire on May 31, 2019, would also trigger an event of default under the LSA as well as the outstanding notes. Any foreclosure could force us to substantially curtail or cease our operations.

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

We have not yet achieved positive cash flows from operations, and our main source of operating funds is the sale of notes under two convertible note facilities that we implemented. See Item 7, “Management’s Discussion and Analysis “Liquidity and Capital Resources”. Since November 2007 and through the date of this report, we have raised approximately $53.6 million through these note facilities and we have the ability to raise up to an additional $19.7 million under such facilities from existing note holders and others upon request and with the consent of the noteholders. However, no assurance can be provided that we will in fact be able to raise needed amounts through the facilities or through any other sources on commercially reasonable terms. If financing through the note facilities becomes unavailable, we will need to seek other sources of funding.  The inability to raise additional funds when needed on terms acceptable to us, whether through the note facilities or otherwise, may have a material adverse effect on our operations.

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

Cherry Bekaert LLP, our independent registered public accounting firm, has expressed substantial doubt in its report included within this Annual Report on Form 10-K about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This report could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan and, we may have to liquidate our business, which may result in the loss of your entire investment. You should consider our independent registered public accounting firm’s report when determining if an investment in us is suitable.

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

Our principal stockholders beneficially own or control a large percentage of our outstanding common stock. Certain of these principal stockholders hold Notes, which may be exercised or converted into additional shares of our common stock under certain conditions. The Noteholders have designated a representative to act as their agent. We have agreed that the representative shall be granted access to our facilities and personnel during normal business hours, shall have the right to attend all meetings of the Board of Directors and its committees, and shall receive all materials provided to the Board of Directors or any committee. In addition, so long as the Notes are outstanding, we have agreed that we will not take certain material corporate actions without approval of the representative.

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

Mr. Avy Lugassy controls Grasford Investments Ltd. (“Grasford”). As of December 31, 2018, Grasford holds 10,054,045 , or 35.6%, of the Company’s issued and outstanding common stock and approximately $12.1 million in aggregate principal amount of our promissory notes, which are currently convertible at the election of the holder into additional 8,444,952 shares of common stock. Being a significant owner of our company, Mr. Lugassy may exercise significant influence on our operations through his ability to vote his shares.

In addition, as of the date of this report, Union Bancaire Privée (“UBP”) holds 7,167,832, or 25.4% of  the Company’s issued and outstanding common stock and approximately $25.9 million in aggregate principal amount of the Notes. Because UBP may convert its Notes upon request, if UBP so converts, it would acquire a significant percentage of our shares of common stock and, like Grasford, would be able to exercise significant influence on the Company’s operations as a result.

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

The conversion price on our outstanding convertible promissory notes is fixed at $1.43 per share and on March 27, the closing price of our stock was $1.86 per share.  As of the date of this report, we have $39,370,000 of face value Notes outstanding convertible into 27,531,469 shares of common stock, which would almost double our current number of shares of common stock outstanding.  As we continue to issue more of the Notes, the number of conversion shares will increase.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock with powers, rights and preferences designated by it.  Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company.  The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means.  Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause.  Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

There currently is very limited public market for our common stock and there can be no assurance that a more active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently a very limited public market for shares of our common stock and a more active one may never develop. Our Common Stock is quoted on the OTC Markets, QB Tier. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. Our shares of common stock are traded infrequently and even an insignificant investment in our shares of common stock may be illiquid.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. The Company's corporate office in Raleigh North Carolina consists of approximately 7,000 square feet. The lease term for the premises commenced in July 2013 with an initial term that expires in March 2019.  The Company has extended the lease through April 2024.  As a result of the amendment the Company has received an incentive from the landlord valued at approximately $100,000.  The Company intends to take advantage of the incentive through April 30, 2019.

Accounting principles generally accepted in the United States of America require that the total rent expense to be incurred over the term of the lease be recognized on a straight-line basis. Deferred rent represents the cumulative excess of the straight-line expense over the payments made.  The average annual rent expense over the term of the lease is approximately $189,000.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating result.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Market (OTC.QB) under the symbol “MOST.” Although trading in our common stock has occurred on a relatively consistent basis, the volume of shares traded has been sporadic and very low. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years as quoted on the OTC Market (OTC.QB). The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions.

Year Ended December 31, 2017:	High	Low
First Quarter	$1.40	$1.25
Second Quarter	$1.44	$0.45
Third Quarter	$1.75	$0.25
Fourth Quarter	$1.99	$1.00

Year Ended December 31, 2018:
First Quarter	$4.01	$1.00
Second Quarter	$2.50	$1.50
Third Quarter	$2.50	$1.30
Fourth Quarter	$2.50	$0.75

As of March 27, 2018 there were 161 holders of record of shares of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes significant factors affecting the operating results, financial condition and liquidity of MobileSmith for the two-year period ended December 31, 2018. This discussion should be read in conjunction with the financial statements and notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and the more detailed discussion and analysis of our financial condition and results of operations in conjunction with the risks described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Overview of Financing Activities and Sources of Cash

From November 14, 2007 and through the date of this report on Form 10-K, we have financed our working capital deficiency primarily through the issuance of promissory notes under two convertible note facilities. The first, established in November 2007, is evidenced by the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “2007 NPA”) and the second, established in December 2014, is evidenced by the unsecured Convertible Subordinated Note Purchase Agreement (the “2014 NPA”); together with the 2007 NPA, (the “Convertible Note Facilities”) with Union Bancaire Privée, UBP SA ("UBP").   All references in this filing to “2007 NPA Notes” will mean notes issued under the  2007 NPA and all references to “2014 NPA Notes" will mean notes issued under the 2014 NPA.  All references to the Notes will mean any convertible note or notes issued either under 2007 or 2014 NPAs.

From November 14, 2007 and through December 10, 2014, we have financed our working capital deficiency primarily with the issuance of Notes under the 2007 NPA.   On December 11, 2014 the Company entered into the 2014 NPA and issued its first 2014 NPA Note to UBP.  We intend to primarily use our 2014 NPA for future issuances of convertible notes.

In June of 2018 we extended maturity of both the 2007 and 2014 NPA Notes from November of 2018 to November of 2020, which lengthened the period of time over which the debt discount is amortized.

During 2018, we borrowed a total of $4,715,000 under the 2014 NPA  and converted $5,075,000 in principal amount of 2007 NPA Notes into 3,548,951 shares of common stock. The aggregate balance of the Notes as of December 31, 2018 was $36,350,825, net of $1,569,175 discount.

Amounts outstanding under the 2007 NPA are secured by a lien on all of our assets.

The table below summarizes convertible notes issued as of December 31, 2018 by NPA type:

Convertible Notes Type:	Balance
2007 NPA notes, net of discount	$20,374,668
2014 NPA notes, net of discount	15,976,157
Total convertible notes	$36,350,825

Comerica LSA

We have an outstanding Loan and Security Agreement (the "LSA") with Comerica Bank pursuant to which $5,000,000 is outstanding with an original maturity date of June 9, 2016.  On June 8, 2018, the Company and Comerica Bank entered into Second Amendment to the LSA, which extended the maturity of the LSA to June 9, 2020.

The LSA is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) with a renewed term expiring on May 31, 2019, which term is automatically renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2018 AND THE YEAR ENDED DECEMBER 31,  2017

2018 Highlights

In May of 2018 the Company granted significant number of stock options to its employees.  As a result, our stock based compensation increased by approximately $900,000 in 2018 when compared to 2017.  Stock based compensation impacted every operating expense category.

Comparison of Operating Results

Results of Operations

			Increase (Decrease)
Category	Year ended December 31, 2018	Year ended December 31, 2017	$	%
Revenue	2,323,121	3,452,888	(1,129,767)	(33)%
Cost of Revenue	803,712	609,829	193,883	32%
Gross Profit	1,519,409	2,843,059	(1,323,650)	(47)%

Sales and Marketing	1,647,602	1,175,920	471,682	40%
Research and Development	1,693,970	1,674,221	19,749	1%
General and Administrative	2,378,381	1,610,543	767,838	48%

Interest Expense	4,138,030	4,463,059	(325,029)	(7)%

Revenue decreased by $1,129,767, or 33%.  The decrease in revenues is primarily attributable to the recognition and recording in 2017 of previously deferred revenues in 2016 for a single customer.  That single customer accounted for $1,598,035 of 2017 revenue.  The relationship with that customer terminated in 2017.

Cost of Revenue increased by $193,883, or 32%.  An increase of $110,000 is attributable to increased  license and use fees paid to our service partners, whose technology is integrated into our service offerings.  The increase of $54,000 is attributable to internal personnel costs associated with delivery of services.  The remainder for the increase is attributable to the stock based compensation component of our delivery team personnel expense.

Gross Profit decreased by $1,323,650, or 47% and is primarily attributable to impact from  2017 revenue recognition for single customer as described above.

Sales and Marketing expense increased by $471,682, or 40%.  The sales and marketing team payroll related expense was higher by approximately $100,000.  Travel expenses of the sales team were higher by approximately $62,000.  Tradeshows and campaign related expenses were higher by approximately $24,000.  The costs of consultants employed to perform industry research, lead generation, PR and other sales enablement activities were higher by approximately $112,000.  The remainder of the increase is attributable to increase in stock based compensation of sales and marketing team.

Research and Development expense increased by $19,749, or 1%.  Payroll and personnel related expenses of the research and development team decreased by approximately $210,000, offset by increase in stock based compensation of approximately $230,000.

General and Administrative expense increased by $767,838, or 48%. An increase of approximately $160,000 is attributable to increased compensation of the CEO (including $90,000 severance payment to the former CEO), CFO and the fact that board was engaged for a full year in comparison to 2017.  Travel costs associated with the executive team and board travel activities increased by approximately $50,000.  Professional services and consultants expense increased by approximately $65,000.  Rent and insurance increased by approximately $22,000.  Stock based compensation of the executive team and the board increased by approximately $470,000.

Interest expense decreased by $325,029, or 7%.  Interest expense decreased by $375,000 due to a decrease in average face value of our debt due to conversions, offset by an increase in interest expense related to the Comerica LSA impacted by rising interest rates.  The cash interest portion was offset by a increase of approximately $18,000 in debt discount amortization as a result of increase in beneficial conversion feature associated with debt issuance.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations continues to be the sale of our notes under the Convertible Note Facilities. We need to continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 months from the date of this report.  Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available to us under the Convertible Note Facilities or otherwise on acceptable terms if at all. Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

During 2018, the Company raised gross proceeds of $4,715,000 from the private placement to UBP under 2014 NPA and $525,000 through issuance of subordinated promissory notes to a related party.  Subsequent to December 31, 2018 and through the date of this report, the Company issued additional 2014 NPA Notes to UBP in the amount of $1,450,000 and $600,000 of subordinated promissory notes to a related party.

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

In addition, if UBS were to elect to not renew the irrevocable letter of credit beyond May 31, 2019, the currently scheduled expiration date, then such non-renewal will result in an event of default under the LSA, at which time all amounts outstanding under the LSA of approximately $5 million will become due and payable. Currently, the letter of credit is automatically extended for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  As of the filing date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Additionally, all notes issued under the 2007 and 2014 NPAs mature on November 14, 2020 and the Comerica LSA matures on June 9, 2020.

Uses of Cash

During the year ended December 31, 2018, we used in operating activities approximately $7.5 million of cash, which was offset by $2.6 million in cash collected from our customers, netting approximately $4.9 million of net cash used in operating activities.  Approximately $2.6 million of this amount was used to pay interest payments on the convertible notes and bank debt; approximately $3.3 million for payroll, benefits and related costs; approximately $687,000 was used for non-payroll related sales and marketing efforts, such as tradeshows, marketing campaigns, industry research, PR consulting and other outsourced sales enablement activities  and approximately $872,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

During the year ended December 31, 2017, we used in operating activities approximately $7.6 million of cash, which was offset by $3.4 million in cash collected from our customers, netting approximately $4.2 million of net cash used in operating activities.  Approximately $3.2 million of this amount was used to pay interest payments on the convertible notes and bank debt; approximately $3.3 million for payroll, benefits and related costs; approximately $370,000 was used for non-payroll related sales and marketing efforts, such as tradeshows and marketing campaigns and approximately $756,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

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

Revenue Recognition, Deferred Revenue and Multiple Element Arrangements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-9 Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The adoption of Topic 606 took place with the year beginning January 1, 2018 and did not have material impact on the Company's consolidated financial statements.   The Company selected a modified retrospective approach at the time of adoption, at which time cumulative effect of initially adopting the standard was recognized in retained earnings at the date of adoption as well as the inclusion of additional footnote disclosures.  The adoption of Topic 606 did result in changes to the Company's accounting policies and introduced new definitions and disclosure requirements that are discussed below and throughout these consolidated financial statements.

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

Revenue Recognition: Transaction Price of the Contract and Satisfaction of Performance Obligations
The transaction price of the contract is an aggregate amount of consideration payable by customer for delivery of contracted services. Transaction price is impacted by the terms of a contracted agreement with the customer. Such terms range from one to three years.  The transaction price may include a significant financing component in instances where Company offers discounts for accelerated payments on the long-term contracts.  A significant financing component is recorded in other assets and is amortized as interest expense in the Company’s income statement over the term of the contract.

The transaction price is predominantly allocated to the single performance obligation of access to the Blueprints, hosting and related services and, to a lesser degree, allocated between the access and other distinct performance obligations based on the stand-alone selling price. The subscription revenue is then recognized over the term of the contract, using the output method of time elapsed. Other performance obligations identified are evaluated based on the specific terms of the agreement are usually recognized at a point in time upon delivery of a specific documented output. Management believes that such chosen methods faithfully depict satisfaction of Company performance obligations and transfer of benefit to the customers.

The full transaction price of the contract may be billed in its entirety or in agreed upon installments.  Billed transaction price in excess of revenue recognized results in the recording of a contract liability.  Unbilled portion of transaction price represents contracted consideration receivable by the Company, that was not yet billed.

Incremental Costs of Obtaining a Contract
The Company’s incremental costs of obtaining a contract include sales commissions and are recognized as other assets on the balance sheet for the contracts with a term exceeding 12 months. These costs are amortized through the term of the contract and are recorded as sales and marketing expense. As of December 31, 2018 the Company’s other assets include approximately $73,000 of such costs.

Contract Liabilities
A new contract liability is created every time the Company records receivables due from its customers and has not satisfied the requirements to recognize revenue. Contract liability represents Company’s obligation to transfer services for which the Company has already invoiced.  Most of the contract liabilities will be recognized in revenue over a period of 12 to 36 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of MobileSmith, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MobileSmith, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty
These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2009.

/s/ Cherry Bekaert LLP

Raleigh, North Carolina
March 29, 2019

MOBILESMITH, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2018	December 31, 2017

Cash and Cash Equivalents	$267,290	$58,484
Restricted Cash	239,611	120,372
Trade Accounts Receivable, Less Allowance for Doubtful Accounts of $10,000 and $0, Respectively	271,387	260,403
Prepaid Expenses and Other Current Assets	125,798	71,992
Total Current Assets	904,086	511,251

Property and Equipment, Net	45,012	71,603
Capitalized Software, Net	64,352	169,593
Intangible Assets, Net	-	20,093

Total Assets	$1,013,450	$772,540

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Trade Accounts Payable	$166,681	$125,982
Accrued Expenses	278,842	201,528
Accrued Interest	1,584,794	865,822
Capital Lease Obligations, Current	22,591	34,927
Contract Liability, Current	1,476,725	944,674
Bank Loan	-	5,000,000
Convertible Notes Payable, Related Parties, Net of Discount	-	37,101,243
Convertible Notes Payable, Net of Discount	-	680,640
Total Current Liabilities	3,529,633	44,954,816

Bank Loan	5,000,000	-
Subordinated Promissory Notes, Related Party	525,000	-
Convertible Notes Payable, Related Parties, Net of Discount	35,740,085	-
Convertible Notes Payable, Net of Discount	610,740	-
Capital Lease Obligations	6,378	28,907
Contract Liability	226,270	443,829
Deferred Rent	35,287	26,286
Total Liabilities	45,673,393	45,453,838

Commitments and Contingencies (Note 6)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at December 31, 2018 or 2017	-	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At December 31, 2018 and 2017; 28,271,598 and 24,722,647 Shares Issued and Outstanding at December 31, 2018 and 2017, Respectively	28,272	24,723
Additional Paid-in Capital	114,082,897	105,795,621
Accumulated Deficit	(158,771,112)	(150,501,642)
Total Stockholders' Deficit	(44,659,943)	(44,681,298)
Total Liabilities and Stockholders' Deficit	$1,013,450	$772,540

The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	December 31, 2018	December 31, 2017

REVENUES:	$2,323,121	$3,452,888

COST OF REVENUES:	803,712	609,829

GROSS PROFIT	1,519,409	2,843,059

OPERATING EXPENSES:
Sales and Marketing	1,647,602	1,175,920
Research and Development	1,693,970	1,674,221
General and Administrative	2,378,381	1,610,543
Total Operating Expenses	5,719,953	4,460,684
LOSS FROM OPERATIONS	(4,200,544)	(1,617,625)

OTHER INCOME (EXPENSE):
Other Income	3,827	1,688
Interest Expense, Net	(4,138,030)	(4,463,059)
Total Other Expense	(4,134,203)	(4,461,371)

NET LOSS	$(8,334,747)	$(6,078,996)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(0.29)	$(0.25)

Weighted-Average Number Of Shares Used In Computing Net Loss Per Common Share: Basic And Fully Diluted	28,271,598	24,722,647

The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,334,747)	$(6,078,996)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	161,424	163,604
Bad Debt Expense	10,000	12,500
Amortization of Debt Discount	773,877	799,161
Share Based Compensation	1,370,890	476,957
Changes in Assets and Liabilities:
Accounts Receivable	(20,984)	188
Prepaid Expenses and Other Assets	61,509	(7,350)
Accounts Payable	44,912	76,149
Deferred Revenue	264,454	(16,448)
Accrued and Other Expenses	801,074	408,657
Net Cash Used in Operating Activities	(4,867,591)	(4,165,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property and Equipment	(9,499)	(8,339)
Net Cash Used in Investing Activities	(9,499)	(8,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Subordinated Promissory Notes from Related Party	525,000	-
Proceeds From Issuance of Convertible Notes Payable	4,715,000	3,725,000
Repayments of Capital Lease Obligations	(34,865)	(36,950)
Net Cash Provided by Financing Activities	5,205,135	3,688,050

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	328,045	(485,867)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	178,856	664,723
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$506,901	$178,856

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest	$2,629,518	$3,253,345

Non-Cash Investing and Financing Activities
Recorded Debt Discount Associated with Beneficial Conversion Feature	$1,850,035	$78,497
Conversion of notes payable into common shares	$5,075,000	$7,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock
	Shares	0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Totals
BALANCES, DECEMBER 31, 2016	19,827,542	$19,828	$98,245,063	$(144,422,646)	$(46,157,755)

Equity-Based Compensation		-	476,957	-	476,957
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt			78,496		78,496
Conversion of Notes Payable to Common Stock	4,895,105	4,895	6,995,105		7,000,000
Net Loss		-		(6,078,996)	(6,078,996)
BALANCES, DECEMBER 31, 2017	24,722,647	$24,723	$105,795,621	$(150,501,642)	$(44,681,298)

Cumulative adjustment related to adoption of ASC606 Revenue Recognition guidance				65,277	65,277
Equity-Based Compensation		-	1,370,890	-	1,370,890
Beneficial Conversion Feature Recorded as a Result of Issuance of Convertible Debt			1,850,035		1,850,035
Conversion of Notes Payable to Common Stock	3,548,951	3,549	5,066,351		5,069,900
Net Loss		-		(8,334,747)	(8,334,747)
BALANCES, DECEMBER 31, 2018	28,271,598	$28,272	$114,082,897	$(158,771,112)	$(44,659,943)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2018 and 2017, the Company incurred net losses, as well as negative cash flows from operations, and at December 31, 2018 and 2017, had deficiencies in working capital. These factors indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. Since November 2007, the Company has been funding its operations, in part, from the proceeds of the issuance of notes under a convertible secured subordinated note facility which was established in 2007, as well as, an unsecured convertible subordinated note facility established in 2014. As of December 31, 2018, the Company had $37,920,000 of face value outstanding under these facilities and the Company is entitled to request additional notes under these facilities in an amount not exceeding $21,105,000, subject to the terms and conditions specified in these facilities. There can be no assurance that the Company will in fact be able to raise additional capital through these facilities or even from other sources on commercially acceptable terms if at all. As such, there is substantial doubt about the Company's ability to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of performance obligations and the allocation of consideration among performance obligations, and the determination of when the Company has met the requirements to recognize revenue related to the performance obligations, share-based compensation, allowance for accounts receivable, estimated useful lives of property and equipment, recoverability of capitalized software asset and other long lived assets. Actual results could differ from those estimates.

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

●
  App Build and Managed Services; and

●
  Custom development work.

The majority of the Company’s contracts are for a subscription to a catalog of mobile App Blueprints, and hosting of the deployed apps and related services. Custom work for specific deliverables is documented in statements of work or separate contracts. Customers may enter into subscription and various statements of work concurrently or consecutively. Most of the Company’s performance obligations are not considered to be distinct from the subscription to Blueprints, hosting of deployed apps and related services and are combined into a single performance obligation. New statements of work and modifications of contracts are reviewed each reporting period and significant judgment is applied as to nature and characteristics of the new or modified performance obligations on a contract by contract basis.

Revenue Recognition: Transaction Price of the Contract and Satisfaction of Performance Obligations
The transaction price of the contract is an aggregate amount of consideration payable by customer for delivery of contracted services. The transaction price is impacted by the terms of a contracted agreement with the customer. Such terms range from one to three years.  The transaction price excludes  any marketing or sales discounts or  any future renewal periods, unless the renewal periods represent a material right given to customer to extend the agreement. The transaction price may include a significant financing component in instances where Company offers discounts for accelerated payments on the long-term contracts.  Significant financing components are recorded in other assets and amortized as interest expense in the Company’s Statement of Operations over the term of the contract.

The transaction price is predominantly allocated to a single performance obligation of access to the Blueprints, hosting and related services and, to a lesser degree, allocated between the access and other distinct performance obligations based on the stand-alone selling price. The subscription revenue is then recognized over time over the term of the contract, using the output method of time elapsed. Other performance obligations identified are evaluated based on the specific terms of the agreement are usually recognized at a point in time upon delivery of a specific documented output. Management believes that such chosen methods faithfully depict satisfaction of Company performance obligations and transfer of benefit to the customers.

The full transaction price of the contract may be billed in its entirety or in agreed upon installments.  Billed transaction price in excess of revenue recognized results in the recording of a contract liability.  The unbilled portion of transaction price related to revenue earned represents contracted consideration receivable by the Company that was not yet billed.

Incremental Costs of Obtaining a Contract
The Company’s incremental costs of obtaining a contract include sales commissions.  Sales commissions are recognized as other assets on the balance sheet for the contracts with a term exceeding 12 months. These costs are amortized through the term of the contract and are recorded as sales and marketing expense. As of December 31, 2018 the Company’s other assets include approximately $73,000 of such costs.

Contract Liabilities
A new contract liability is created every time the Company records receivables due from its customers. The contract liability represents the Company’s obligation to transfer services for which the Company has already invoiced.  Most of the contract liabilities will be recognized in revenue over a period of 12 to 36 months.

Customer Credit Risk
Most of Company's receivables (billings) are collected within 30-45 days.  The majority of Company's customers are healthcare organizations, which historically have had low credit risk.

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

●
  The Company does not adjust the promised amount of consideration for the effects of a significant financing component if, at contract inception, the period between when the Company transfers its services to a customer and when the customer pays services will be one year or less.

●
  The Company recognizes incremental costs of obtaining a contract as expenses when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

●
  In instances where a customer had been granted a material option which in essence is a right to renew under the terms of the original contract, the Company uses a practical alternative to estimating the standalone selling price of the option: the alternative includes allocation of the transaction price to the optional goods or services by reference to the goods or services expected to be provided and the corresponding expected consideration

Transition Disclosures in the Period of  Adoption of Topic 606
The Company applied the transition guidance in Topic 606 to the contracts that were not substantially completed as of January 1, 2018.

The Company selected a modified retrospective approach at the time of adoption, at which time the cumulative effect of initially adopting the standard is recognized in retained earnings as of the date of adoption and additional footnote disclosures will be included in the financial statements.  The impact of adoption on the selected accounts is as follows:

The cumulative effects of the changes made to the Company's Consolidated Balance Sheet at January 1, 2018 due to the adoption of Topic 606 were as follows:
	Balance at		Balance at
	December 31, 2017	Adjustments	January 1, 2018
Assets
Prepaid Expenses and Other Current Assets	$71,992	$65,277	$137,269

Equity
Accumulated Deficit	$(150,501,642)	$65,277	$(150,436,365)

The following tables summarize the current period impacts of adopting Topic 606  on our Consolidated Financial Statements:

Consolidated Balance Sheet:
	As Reported as of 12/31/2018	Balances without Adoption of Topic 606	Effect of Adoption
Assets
Prepaid Expenses and Other Current Assets	$125,798	$52,995	$72,802

Liabilities
Contract Liability	1,702,995	1,673,521	29,474

Equity
Accumulated Deficit	$(158,771,112)	$(158,836,389)	$65,277

Consolidated Statement of Operations:
	As Reported for the Period Ended 12/31/2018	Balances without Adoption of Topic 606	Effect of Adoption
REVENUES:
Subscription and Support	$2,323,121	$2,302,557	$20,564

OPERATING EXPENSES:
Sales and Marketing	$1,647,602	$1,623,333	$24,269

OTHER INCOME (EXPENSE)
Interest Expense, Net	$(4,138,030)	$(4,119,786)	$(18,244)

Cost of Revenues
Cost of revenues includes salaries of customer support teams, costs of infrastructure, expenses for outsourced work to fulfill the contracted work, and amortization charges for capitalized software.

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

Software Development Costs
The Company capitalized certain costs of development and subsequent enhancement of our platform that supports the deployment of mobile apps created from Blueprints (the "Platform") through the middle of 2013. The Company started capitalizing software development costs when technological feasibility of the Platform or its enhancements had been established. The Company expensed costs associated with the preliminary project stage and research activities. The Company’s policy provided for the capitalization of certain payroll, benefits, and other payroll-related costs for employees who were directly associated with development.

During 2012, the Platform was substantially completed. During 2013, the Company’s development efforts became more driven by market requirements and rapidly changing customers’ needs. As a result, the Company’s development team adopted iterative approach to software development (the "agile methodology"). Due to agile methodology short development cycles and focus on rapid production, the Company ceased capitalizing software development costs mid-way through 2013 as the documentation produced under the agile methodology did not meet requirements necessary to establish technological feasibility. No development costs were capitalized in 2018 or 2017 and the Company does not expect to capitalize substantial development costs in the future.

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

Advertising Costs
Advertising costs consist primarily of industry related tradeshows and marketing campaigns. Advertising costs are expensed as incurred, or the first time the advertising takes place, applied consistently based on the nature of the advertising activity. The amounts related to advertising during the years ended December 31, 2018 and 2017 were $404,882 and $268,133, respectively.

Share-Based Compensation
The Company measures share-based compensation cost at the grant date based on the fair value of the award. The Company recognizes compensation cost on a straight-line basis over the requisite service period. The requisite service period is generally three years. The compensation cost is recognized net of estimated expected forfeiture activity. The Company re-evaluates its expected forfeiture rate periodically.  Historically the Company's forfeiture rate used in calculation of share-based compensation expense ranged between 20% and 30%.

The Company uses simplified method allowed by SAB 107 for estimating expected term of the options in calculating the fair value of the awards that have a term of more than 7 years because the Company does not have reliable historical data on exercise of its options.  The simplified method was used for options granted in 2018.

The fair value of option grants under the Company’s equity compensation plan during the years ended December 31, 2018 and 2017 was estimated using Black-Scholes pricing model using the following weighted-average assumptions :

	2018	2017
Dividend yield	0.00%	0.00%
Expected volatility	108.48%	102.80%
Risk-free interest rate	2.75%	1.9%
Expected lives (years)	6.5	7.0

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

Recently Issued Accounting Pronouncements

In February 2016, the  Financial Accounting Standards Board ("FASB") established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application, as permitted by the guidance. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

We expect the adoption of this standard will have a material effect on our financial statements.  The Company is substantially complete with its implementation and believes the most significant effects relate to the recognition of additional new ROU asset and lease liability on our balance sheet for our Raleigh office operating lease and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

On adoption, we currently expect to recognize additional operating liabilities of between $800,000 and $850,000, with corresponding ROU asset of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing lease.

The new standard also provides practical expedients for an entity’s ongoing accounting. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

In June 2018, the FASB announced ASU 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company elected to adopt ASU 2018-07 as of January 1, 2018.

In August 2018, the FASB announced ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.  This amendment removes, modifies or adds certain disclosure requirements for Fair Value Measurements.   For all entities, amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company doesn't expect that the ASU will have material impact on its financial statements.

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

As of December 31, 2018 and 2017, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our line of credit, notes payable, and accounts payable approximate their carrying amounts.

3. PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

Property and equipment:
	December 31, 2018	December 31, 2017

Computer hardware	$99,357	$110,541
Computer software	37,884	37,884
Furniture and fixtures	89,580	89,580
Equipment	25,558	25,558
Leasehold improvements	34,162	34,162
	286,541	297,725
Less accumulated depreciation	(241,529)	(226,122)
Property and equipment, net	$45,012	$71,603

Capitalized software:
	December 31, 2018	December 31, 2017

Capitalized software	$736,678	$736,678
Less accumulated amortization	(672,326)	(567,085)
Capitalized software, net	$64,352	$169,593

During the years ended December 31, 2018 and 2017, the Company recorded depreciation and amortization expense related to its property and equipment and capitalized software of $141,331 and $146,104, respectively.

4. INTANGIBLE ASSETS

Intangible assets cost of $118,534 at December 31, 2018 and 2017 is comprised of acquired licenses, related costs and other.  As of December 31, 2018 these assets were fully amortized.  As of December 31, 2017 the assets had a net carrying amount of $20,093.

During the years ended December 31, 2018 and 2017, the Company recorded amortization expense related to its intangible assets of $20,093 and $17,500, respectively.

5. DEBT

The table below summarizes the Company’s debt at December 31, 2018 and December 31, 2017:

Debt Description	December 31, 2018	December 31, 2017	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2020	6.10%
Capital lease obligations - Noteholder lease	18,843	45,294	August 2019	8.00%
Capital lease obligations - office furniture and other equipment	-	4,870	August 2018	9.80%
Capital lease obligations - vehicle	10,126	13,670	July 2021	5.59%
Convertible notes - related parties, net of discount of $1,527,146 and $447,988, respectively	35,740,085	37,101,243	November 2020	8.00%
Convertible notes, net of discount of $45,029 and $50,129, respectively	610,740	680,640	November 2020	8.00%
Subordinated Promissory Notes - related party	525,000	-	November 2020	8.00%
Total debt	41,904,794	42,845,717

Less: current portion of long term debt
Capital lease obligations	22,591	34,927
Convertible notes - related parties, net of discount of $447,988	-	37,101,243
Convertible notes, net of discount of $50,129	-	680,640
Comerica Bank Loan and Security Agreement	-	5,000,000
Total current portion of long term debt	22,591	42,816,810
Debt - long term	$41,882,203	$28,907

Convertible Notes Overview

Since November 14, 2007 and through December 10, 2014, the Company financed its working capital deficiency primarily through the issuance of its notes of up to $33,300,000 in principal (the “2007 NPA Notes”) under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “2007 NPA”).   On December 11, 2014 the Company entered into an unsecured Convertible Subordinated Note Purchase Agreement, as amended (as so amended, the “2014 NPA”) with Union Bancaire Privée, UBP SA ("UBP") a related party, for the sum of notes up to $40,000,000 in principal ("2014 NPA Notes").  At the request of the noteholder any amounts borrowed under the 2007 NPA and the 2014 NPA allow the principal amount to be converted to common shares at a conversion price of $1.43 per share.

On May 25, 2018, the Company and the holders of the majority of the aggregate outstanding principal amount of the 2014 NPA Notes and holders of the majority of the aggregate outstanding principal amount of the 2007 NPA Notes agreed to extend to November 14, 2020, the maturity date of the 2014 NPA Notes and the 2007 NPA Notes.  All other terms relating to the outstanding 2007 NPA Notes and the 2014 NPA Notes were not modified. The Company is entitled to utilize the amounts available for future borrowing under each of the 2007 Note Purchase Agreement and the 2014 Note Purchase Agreement through November 14, 2020.

As a result of the modification, any unamortized discount will be amortized into interest expense through the new maturity date of November 14, 2020.

During 2018, the Company borrowed an additional $4,715,000 under the 2014 NPA from UBP.    The market value of the Company’s common stock on the date of each issuance of the 2014 NPA Notes to UBP was higher than the conversion price, which resulted in a beneficial conversion feature totaling $1,850,035 and a corresponding debt discount, which is being amortized into interest expense through the maturity date of the Notes.

During the years ended December 31, 2017 and December 31, 2018 a total of $12,075,000 of notes were converted into 8,444,056 shares of Company's common stock at the stated conversion price of $1.43 per share.  Related party debt  was $12,000,000 of the converted amount.

On October 30, 2018 following request from UBP, the Company simultaneously repaid $2,000,000 of  2014 NPA Notes and borrowed $2,000,000 by issuing  2007 NPA Notes in a cashless note exchange with UBP.

During 2018 the Company  sold $525,000 of unsecured subordinated short term notes to a related party.  The notes mature in November of 2020 and have an interest rate of 8%.

In September of 2018 the Company changed the frequency of interest payments on its 2007 NPA Notes, 2014 NPA Notes and other related party note from quarterly to twice per year in January and July of each year until maturity.

The table below  summarizes convertible notes issued as of December 31, 2018 and 2017 by type:
	2018	2017
2007 NPA notes, net of discount	$20,374,668	$23,271,479
2014 NPA notes, net of discount	15,976,157	14,510,404
Total convertible notes, net of discount	$36,350,825	$37,781,883

Convertible notes issued under 2014 NPA

The aggregate principal amount of  2014 NPA Notes that may be issued under the 2014 NPA is $40 million, of which $19,440,000 had been borrowed as of December 31, 2018.  The 2014 NPA Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, and are subordinated to the $5 million outstanding under the Company’s Loan and Security Agreement (the “LSA”) with Comerica Bank and to any promissory notes outstanding under the Company’s existing 2007 NPA program.

The 2014 NPA Notes have the following terms:

●
a maturity date of the earlier of (i) November 14, 2020, (ii) a Change of Control (as defined in the 2014 NPA), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the 2014 NPA), other than for a bankruptcy related, such amounts are declared due and payable by at least two-thirds of the aggregate outstanding principal amount of the 2014 NPA Notes;
●
an interest rate of 8% per year, with accrued interest payable in cash in semi-annual installments with the final installment payable on the maturity date of the note;
●
a conversion price per share that is fixed at $1.43 per share;
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

Convertible notes issued under 2007 NPA

The aggregate principal amount of  2007 NPA Notes that may be issued under the 2007 NPA is $33,300,000, of which $32,755,000 had been borrowed as of December 31, 2018.  The 2007 NPA Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, and are subordinated to the $5 million outstanding under the LSA with Comerica Bank.

As amended, the 2007 NPA Notes have the following terms:

●
a maturity date of the earlier of (i) November 14, 2020, (ii) a Change of Control (as defined in the amended 2007 NPA), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the amended 2007 NPA) such amounts are declared due and payable by a 2007 NPA Noteholder or made automatically due and payable in accordance with the terms of the 2007 NPA;
●
an interest rate of 8% per year, with accrued interest payable in cash in semi-annual installments with the final installment payable on the maturity date of the note;
●
a conversion price that is fixed at $1.43 per share; and
●
optional conversion upon 2007 NPA Noteholder request, provided that, if at the time of any such request, the Company does not have a sufficient number of shares of common stock authorized to allow for such conversion, as well as the issuance of the maximum amount of common stock permitted under the Company’s 2004 Equity Compensation Plan, the 2007 NPA Noteholder may request that the Company call a special meeting of its stockholders specifically for the purpose of increasing the number of shares of common stock authorized to cover the remaining portion of the Notes outstanding as well as the maximum issuances permitted under the 2004 Equity Compensation Plan.

Related Party Convertible Notes under 2007 and 2014 NPAs

Grasford, the Company’s largest stockholder, owns $12,076,282 in face value amount of 2007 NPA Notes as of December 31, 2018. Grasford is controlled by Avy Lugassy, one of the Company’s principal shareholders.

UBP owns $24,457,180 in combined face value amount of 2007 and 2014 NPA Notes as of December 31, 2018 and is considered a significant beneficial owner.

Crystal Management owns $730,769 in face value amount of 2007 NPA Notes as of December 31, 2018. Crystal Management is controlled by Doron Rotler, the third largest shareholder of the Company.

Interest expense for 2018 for convertible notes was $3,818,657, including amortization of discount of $773,877.

Interest expense for 2017 for convertible notes was $4,219,510, including amortization of discount of $799,161.

Comerica LSA

The Company has an outstanding Loan and Security Agreement with Comerica Bank dated June 9, 2014 (the "LSA") in the amount of $5,000,000, with original maturity of June 9, 2016.  On June 8, 2018, the Company and Comerica Bank entered into Second Amendment to the LSA, which extended the maturity of the LSA to June 9, 2020.  The LSA is secured by an extended irrevocable letter of credit ("SBLC") issued by UBS AG (Geneva, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2019, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.

The LSA with Comerica has the following terms:

●
a maturity date of June 9, 2020;
●
a variable interest rate at prime plus 0.6% payable quarterly;
●
secured by substantially all of the assets of the Company, including the Company’s intellectual property;
●
secured by an extended irrevocable SBLC issued by UBS AG with an initial term expiring on May 31, 2015, which term is automatically renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date (no such notice has been given and SBLC was extended to expire on May 31, 2019); and
●
acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including but not limited to, failure by the Company to perform its obligations, observe the covenants made by it under the LSA, failure to renew the UBS AG SBLC, and insolvency of the Company.

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

The payments on the lease are made monthly. The balance of the lease as of December 31, 2018 was $18,843.
In July 2016, the Company acquired a vehicle, that it had been previously leasing since July of 2013. The vehicle is financed through a 5 year auto loan. The payments are made monthly.  The unpaid balance on the note payable is $10,126 as of December 31, 2018.

The table below details future payments under capital leases:

Year:
2019	$23,631
2020	4,219
Thereafter	2,461
30,311
Less amount representing interest	(1,342)
Capital lease obligations	$28,969

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 29, 2013, the Company signed a 65-month lease for office space in Raleigh, North Carolina, effective October 30, 2013. The landlord built the space to the Company’s specifications and provided the Company with five months free rent as an incentive. Rent expense is being recognized over the entire 65-month term of the lease on a straight-line basis.  The Company amended the lease on August 20, 2018, which extended the lease through April 2024.  As a result of the amendment the Company has received an incentive from the landlord valued at approximately $100,000.  The Company intends to take advantage of the incentive through April 30, 2019.   Monthly rent is approximately $16,000 per month.

The table below summarizes the Company’s future obligations under the office lease:

Year:
2019	$184,302
2020	191,199
2021	196,950
2022	202,851
2023	208,962
2024	70,693
Total	$1,054,957

Rent expense for the years ended December 31, 2018 and 2017 was $177,885, and $166,729, respectively.

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

7. STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2018, the Company had 28,271,598 shares of common stock outstanding. Holders of the Company’s shares of common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at December 31, 2018 and 2017.

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

A summary of the status of the stock option issuances as of December 31, 2018 and 2017, and changes during the periods ended on these dates is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2016	2,184,160	$1.48	4.28	$31,760
Cancelled	(231,039)	1.52
Issued	705,126	1.71
Outstanding, December 31, 2017	2,658,247	1.54	4.29	$654,701
Cancelled	(1,011,289)	1.70
Issued	5,057,758	1.95
Outstanding, December 31, 2018	6,704,716	1.83	7.41	$765,927
Vested and exercisable, December 31, 2018	2,000,254	$1.66	5.12	$532,076

Weighted-average grant-date fair values of options issued in 2017 and 2018 were $1.71 and $1.95, respectively.

At December 31, 2018, $5,770,565  of unvested expense remains to be recorded related to all options outstanding.

Exercise prices for options outstanding as of December 31, 2018 ranged between $.90 and $2.00.

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

The balances of deferred tax assets and liabilities are as follows:
	December 31, 2018	December 31, 2017
Net current deferred income tax assets related to:
Allowance for doubtful accounts	$59,000	$50,000
Depreciation, amortization and impairment	114,000	111,000
Stock-based expenses	60,000	60,000
Deferred revenue	99,000
Other liabilities	-	8,000
Other	9,325	16,860
Net operating loss carryforwards	23,022,000	25,042,000
Total	23,333,325	25,287,860
Less valuation allowance	(23,333,325)	(25,287,860)
Net current deferred income tax	$-	$-

Under US GAAP, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 21% in 2018 and 2017 to loss before taxes as follows:

Tax benefit computed at statutory rate of 22%	$(1,750,297)	$(2,066,859)
State income tax benefit, net of federal effect	(100,017)	(276,837)
Permanent differences:
Stock based compensation	304,339	162,165
Debt discount amortization	181,464	308,109
Other	2,323	2,485
Impact of change in tax rate	3,317,028	12,856,000

Change in valuation allowance - continuing operations	(1,954,535)	(10,985,063)
Totals	$-	$-

As of December 31, 2018, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $104 million, of which $5.7 million will never expire and approximately $97.9 million will expire between 2019 and 2039. For state tax purposes, the NOL carryforwards expire between 2019 and 2034. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2018.

9. MAJOR CUSTOMERS AND CONCENTRATIONS

A customer that individually generates more than 10% of revenue is considered a major customer.

For the year ended December 31, 2018, no customer accounted for more than 10% of the Company’s revenue. Four customers accounted for 76% of the net accounts receivable balance as of December 31, 2018.  Two vendors accounted for 22% of the accounts payable balance as of December 31, 2018.

For the year ended December 31, 2017, one customer accounted for 46% of the Company’s revenue. Three customers accounted for 77% of the net accounts receivable balance as of December 31, 2017.  One vendor accounted for 13% of the accounts payable balance as of December 31, 2017.

10. EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of approximately $41,477 and $36,800 to the plan during 2018 and 2017, respectively.

11. DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	Twelve Months		Twelve Months
	Ended December 31, 2017
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 customers by amounts billed	$815,691	$356,871	$1,402,846	$1,982,185
All other customers	1,790,387	1,966,250	2,016,642	1,470,703
	$2,606,078	$2,323,121	$3,419,488	$3,452,888

As of December 31, 2018 the aggregate amount of the transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $3,894,782, of which $1,702,995 had been billed to the customers and recorded as a contract liability and $2,191,787 remained unbilled as of December 31, 2018.   The following table describes the timing of when the Company expects to recognize the revenue from the unsatisfied performance obligations.

	Billed (Contract Liability as of December 31, 2018)	Unbilled	Total
2019	$1,494,978	$653,498	$2,148,476
2020	208,017	1,159,784	1,367,801
2021	-	378,505	378,505
	$1,702,995	$2,191,787	$3,894,782

At January 1, 2018 the total contract liability balance was $1,338,465 (net of the Topic 606 adoption adjustment), of which $944,674 was recognized in revenue during the twelve months ended December 31, 2018.

12. SUBSEQUENT EVENTS

Subsequent to December 31, 2018, the Company issued one 2014 NPA Note to UBP in the amount of $1,450,000 on the same terms as the currently outstanding 2014 NPA Notes. The notes mature on November 14, 2020.  In addition, the Company borrowed $600,000 through related party subordinated promissory notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation and the identification of the material weakness in our internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting", our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

In making the assessment of adequate internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We have identified material weaknesses in our internal control over financial reporting related to the proper valuation of beneficial conversion feature of our currently outstanding convertible debentures.  Based on that assessment and those criteria, management believes that our internal control over financial reporting were not effective as of December 31, 2018.  As a result of the identified material weakness we have put together a remediation plan which includes hiring additinal resources to assist in evaluation of non-recurring and unusual transactions and to increase capacity of Finance department to serve both operational and compliance needs.

During our fourth quarter ended December 31, 2018, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning the Company’s current executive officers and directors, their ages, their offices with the Company, if any, their principal occupations or employment for the past five years.

Name	Age	Position	Officer Since

EXECUTIVE OFFICERS:

Randy J. Tomlin	58	Chief Executive Officer, Executive Chairman of the Board	2018
Gleb Mikhailov	39	Chief Financial Officer	2013

Name	Age	Position	Director Since

DIRECTORS:

Randy J. Tomlin	58	Director, Executive Chairman of the Board	2016
Ronen Shviki	47	Director	2013
Ray Hemmig	69	Director	2017
Robert Smith	67	Director	2017
Amir Elbaz	41	Director	2010*
Jerry Lepore	62	Director	2018

 * Mr. Elbaz was Chief Executive Officer through January 17, 2017, a position he held since May 2013.

Randy J Tomlin,  Chief Executive Officer, Executive Chairman of the Board

Randy J. Tomlin was appointed to the board on August 4, 2016.  On January 17, 2017 the Board appointed Mr. Tomlin as the Chairman of the Board. On May 29, 2018, the Board appointed Mr. Tomlin to the additional positions as the Company’s President and Chief Executive Officer.

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
Mr. Tomlin received his bachelor’s degree in Finance from Texas A&M University in College Station, Texas.

The Board believes that Randy J. Tomlin’s contribution to the Company includes his experience in successfully managing a complex division of a global technology company with a contemporaneous focus on customer service and operational efficiency. In addition, Mr. Tomlin’s recognition in the technology industry may benefit us in the form of formation of valuable partnerships and other strategic opportunities.

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

Mr. Hemmig  has served on multiple public and privately held company boards: Communications World; Party City (NYSE:PRTY); On the Border; Ace Cash Express; Restoration Hardware (NYSE:RH); Full House Resorts (NASDAQ:FLL), as well as numerous other privately held company boards in the US and abroad. Mr. Hemmig is also an active member and board member of the North Texas Chapter of the National Association of Corporate Directors (NACD), where he holds the highest “Leadership Fellow” Director status. He was a Director of The University of Texas at Dallas’s, Institute for Excellence in Corporate Governance (the "IECG"), and currently, he is the Former Chair of the Jindal School of Management Advisory Board at The University of Texas at Dallas (the "UTD"), where he also serves on the Executive Board. He is a frequent speaker on the subjects of corporate governance.

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

 Jerry Lepore, Director

On March 21, 2018, the Board of Directors appointed Jerry Lepore to the Board.

Mr. Lepore is an experienced business and technology executive with strong background in healthcare, insurance, financial services, education, and software industries. In his 40 year career he has held CEO, COO and CTO positions in public and private companies. He has also provided transitional leadership in turnaround and/or growth situations.  Mr. Lepore has founded and operated several companies in the software and strategic services industries. He has experience in capital raises, public offerings, strategic sales, corporate acquisitions, and mergers.

Mr. Lepore has served on boards of healthcare and software organizations. He received a Bachelor of Science Degree in Mathematics from the University of Connecticut in Storrs, CT.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, its executive officers, and persons who hold more than 10% of the Company’s outstanding shares of common stock, $0.001 par value per share, or common stock, are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon the Company’s review of the Section 16(a) reports in its records for fiscal year 2018 transactions in the Company’s common stock, the Company believes that all reporting requirements under Section 16(a) for fiscal year 2018 were met in a timely manner by its directors, executive officers, and greater than 10% beneficial owners, except that  Union Bancaire Privée, or UBP, has not filed a Form 3 or any subsequent reports in respect of its ownership of  7,167,832  shares of Company common stock and $24,457,180 in principal amount of the Company’s  convertible Notes, which Notes may be converted into shares of the Company’s common stock by UBP at any time upon notice, as of December 31, 2018.

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

The Board

The size of the Board is currently comprised of six members.  The Board believes that the current number of directors is appropriate at this time; however, the Board will consider adding members in the future with additional skills and professional connections that will be of benefit to the Company.

We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, Randy Tomlin, at the address appearing on the first page of this report.

Audit Committee and Audit Committee Financial Expert

The board of directors formed an audit committee on February 1, 2018 and adopted audit committee charter. Messrs. Hemmig, Smith and Shviki, serve on the Audit Committee. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the Company's and NASDAQ's director independence standards and the SEC's heightened director independence standards for Audit Committee members as determined under the Exchange Act. The Board of Directors has also determined that  Messrs. Hemmig and Smith  qualify as "Audit Committee financial experts" under the rules of the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned during the years ended December 31, 2018 and December 31, 2017 by our principal executive officer, our former principal executive officer, the two other most highly paid executive officers who were serving as executive officers on December 31, 2018:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Randy J Tomlin	2017	$120,000	$-	$-	$-	$120,000
Chief Executive Officer, Executive Chairman of the Board	2018	$125,000	$-	$1,660,000	$70,000	$1,855,000

Gleb Mikhailov	2017	$132,200	$ $5,624	$-	$-	$137,824
Chief Financial Officer	2018	$164,000	$11,550	$714,630		$$890,180

Bob Dieterle	2017	$180,000	$-	$-	$45,479	$225,479
Former Chief Executive Officer (2)	2018	$171,359	$-	$-	$17,820	$ 189,379

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

(2)
Mr. Dieterle has served as Senior Vice President and General Manager of the Company since February 2010 and Chief Operating Officer since May 13, 2014 and as CEO from January 17, 2017 until May 29, 2018.   Mr. Dieterle receives monthly commissions tied to revenue realized from customers.  Such commissions are included in "All Other Compensation" column in the table above.

Grants of Plan-Based Awards for Year Ended December 31, 2018

There were no grants of plan-based awards in 2018 to our Named Executive Officers.

Outstanding Equity Awards

The following table provides information about outstanding equity awards held by the named executive officers as of December 31, 2018:

	Option Awards	Option Awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised
	options (#)	option (#)	Option exercise
Name	Exercisable	Unexercisable	price ($/Sh)	Option expiration date
Randy J Tomlin	382,902	85,958	$1.50	8/1/2023
Randy J Tomlin	122,222	877,778	$1.95	5/25/2028
Gleb Mikhailov	52,617	377,883	$1.95	5/25/2028
Gleb Mikhailov	96,250	38,750	$1.49	11/21/2020

Option Exercises and Stock Vested in 2018

None of our named executive officers acquired shares upon exercise of options during the year; 376,079 shares previously granted to the named executive officers vested during the year.

Employment  and Consulting Agreements

The Company and Bob Dieterle entered into an employment agreement dated as of February 1, 2010, pursuant to which Mr. Dieterle served as our General Manager, Senior Vice President of Operations, Chief Operating Officer through January 17, 2017, whereupon he was appointed as our Chief Executive Officer. Under the agreement, Mr. Dieterle was paid an annual salary at the per annum rate of $180,000 in the year 2017.   The agreement contains certain provisions for early termination and change in control, which may result in a severance payment equal up to one year of base salary then in effect. These severance benefits are discussed in more detail below under “Potential Payments upon Change of Control or Termination following a Change of Control.” In addition, Mr. Dieterle received in 2017 $45,479 as commissions in respect of revenues recorded by us for such year. The agreements includes certain confidentiality and non-compete provisions that prohibit the executive from competing with us, or soliciting our employees, for such period as he is receiving payments from our company following the termination of his employment.  Bob Dieterle resigned his employment with the Company effective May 29th, 2018.  Bob Dieterle received severance payment of $90,000 and was reimbursed approximately $7,800 for cost of his medical benefits.

The Company and Randy Tomlin, our Executive Chairman, entered into a consulting agreement on August 1, 2016 pursuant to which he was paid a monthly consulting fee of $10,000, or $120,000 in 2017. In addition, in connection with his engagement, Mr. Tomlin was granted options under the Company’s 2016 Equity Incentive Plan, to purchase 468,860 shares of the Company’s common stock par value $0.001 per share, which options are scheduled to vest over a three-year period in equal quarterly installments, at exercise price of $1.50 per share, subject to accelerated vesting upon the occurrence of certain specified events. In addition, under his agreement with us, in the event we are acquired by a party to whom we are introduced by Mr. Tomlin, then he is entitled to compensation equal to 1% of the net proceeds paid by the acquirer.  Additionally, for his participation in marketing of Company products and services Mr. Tomlin is entitled to a commission equal to the 4% of the net sale proceeds if a customer and sale transaction fits certain defined criteria.   As of the date of this report on Form 10-K, Mr. Tomlin was not paid any fees in respect of such commissions.  The agreement provides that it is terminable by either party upon 30-days prior written notice to the other.

Upon Mr. Tomlin's appointment to a position of CEO, Mr. Tomlin commenced his annual salary compensation of $250,000.  Mr. Tomlin was granted options to purchase 1,000,000 of the Company’s common stock par value $0.001 per share, which options are scheduled to vest over a five-year period in equal quarterly installments, at exercise price of $1.95 per share.

We have not entered into employment agreement with any of the other named executive officers.

Compensation of Directors

The following table summarizes the compensation paid to the directors for the fiscal year ended December 31, 2018, not covered in the tables above.

2018 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ronen Shviki	$18,000	$-	$-	$-	$18,000
Amir Elbaz	$100,000	$-		$$16,252	$116,252
Ray Hemmig	$30,000	$-	$-	$-	$30,000
Robert Smith	$30,000	$-	$-	$-	$30,000
Jerry Lepore	$22,500		$$620,196	$-	$642,696

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders and Share Ownership by Management

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of March 29, 2019, by (i) each person who is known by the Company to beneficially own more than 5% of the Company’s common stock; (ii) each person who served as a named executive officer of the Company in fiscal year 2016, (iii) each person serving as a director or nominated for election as a director; and (iv) all current executive officers and directors as a group. Except as otherwise indicated by footnote, to the Company’s knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned(2)	% of Shares Beneficially Owned

Avy Lugassy
126 Chemin des Hauts, Crets 1253 Vandeeuvres, Geneva. Switzerland (3)	18,498,998	50,38%

Union Bancaire Privee, UBP SA (4)	25,284,741	54.51%
Rue du Rhone 9698 | CP | CH1211 Geneva 1, Switzerland

Doron Rotler (5)	2,929,734	10.18%
c/o S. Rotler
134 Aluf David Street Ramat Gan 52236, Israel

Directors and Named Executive Officers:
Randy J. Tomlin, CEO and Executive Chairman of the Board	594,134	2.06%
Gleb Mikhailov, Chief Financial Officer	181,626	*
Amir Elbaz, Director	171,212	*
Ray Hemmig, Director	190,042	*
Ronen Shviki, Director	45,872	*
Robert Smith, Director	174,923	*
Jerry Lepore, Director	127,692	*

All executive officers and directors as a group (7) persons	714,423	4.99%

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
(3)  The record holder of the shares is Grasford Investments Ltd., or Grasford, which is controlled by Mr. Lugassy, as principal. Beneficial ownership is comprised of 10,054,045 shares of the Company’s common stock and 8,444,952 shares issuable upon conversion of the Company's Convertible Notes due November 2020 (the "Convertible Notes") held by Grasford.
(4)  Comprised of 7,167,832 shares issued and 18,116,909 shares  issuable upon conversion of the Convertible Notes.
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

Equity Compensation Plans

The following table provides information, as of December 31, 2018, regarding the Company’s compensation plans (including individual compensation arrangements) under which the Company is authorized to issue equity securities.

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
remaining
available for
	Number of			future issuance
	securities to be		Weighted	under equity
	issued upon		average	compensation
	exercise of		exercise price	plans
	outstanding		of outstanding	(excluding
	options,		options,	securities
	warrants and		warrants and	reflected in
Plan Category	rights (a)		rights (b)	column (a)(c))

Equity compensation plans approved by security holders	6,704,716	(1)	$ 1.83	8,295,284	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	6,704,716		$ 1.83	8,295,284

(1)	Consists of shares issuable upon exercise of outstanding options under the Company’s 2004 and 2016 Equity Compensation Plans.
(2)	All of the shares remaining for future issuance under the 2016 Equity Compensation Plan are available for issuance as options or restricted stock awards.

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

Conversion of Notes by UBP.   UBP became a 25.35% shareholder of the Company through a series of  conversions totaling  $10,250,000 of its Notes into 7,167,832 shares of Company common stock

Sale of Convertible Notes to Certain Related Parties. As of March 29, 2019, the Company had $39.4 million of  Notes outstanding of which Grasford, an affiliated party, held $12.1 million and UBP, significant shareholder, held $25.9 million.

Sale of Convertible Notes to entities controlled by Avy Lugassy.  As of March 29, 2019, the Company issued $1,125,000 of non-convertible notes to entities controlled by Avy Lugassy, a major shareholder and beneficial owner.  The carry an interest rate of 8% and mature on November 14, 2020 .

Sale of 2014 NPA Notes to Certain Related Parties
During 2018 the Company issued Convertible Notes in aggregate principal amount of $4,715,000 to UBP under the following terms:

●
a maturity date of the earlier of (i) November 14, 2020, (ii) a Change of Control (as defined in the 2014 NPA), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the 2014 NPA), such amounts are declared due and payable by a noteholder or made automatically due and payable in accordance with the terms of the Note.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Cherry Bekaert LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2018 and 2017 are set forth below.

	Twelve months ended December 31,	Twelve months ended December 31,
	2018	2017
Audit Fees	$89,500	$76,500
Audit-Related Fees		7,500
Tax Fees	None	None
All Other Fees	None	None
Total Fees	$89,500	$84,000

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

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2018 and 2017

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

MOBILESMITH INC.
(Registrant)

/s/ Randy J. Tomlin	/s/ Gleb Mikhailov
Randy J. Tomlin	Gleb Mikhailov,
Chief Executive Officer & Executive Chairman (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: March 29,2019	Date: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2019	By:	/s/ Randy J. Tomlin
Randy J. Tomlin
Chief Executive Officer & Executive Chairman
(principal executive officer)

March 29, 2019	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer
(principal financial and accounting officer)

March 29, 2019	By:	/s/ Amir Elbaz
Amir Elbaz
Director

March 29, 2019	By:	/s/ Ronen Shviki
Ronen Shviki
Director

March 29, 2019	By:	/s/ Robert Smith
Robert Smith
Director

March 29, 2019	By:	/s/ Ray Hemmig
Ray Hemmig
Director

March 29, 2019	By	/s/ Jerry Lepore
Jerry Lepore
Director

EXHIBIT INDEX

Exhibit No.	Description

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

10.22	Convertible Subordinated Note Purchase Agreement dated December 11, 2014 (incorporated herein by reference to Exhibit 4.1 to form 8-K, as filed with the SEC on December 12, 2014)

10.23	Form of Convertible Subordinated Promissory Note (incorporated herein by reference to Exhibit 4.1 to form 8-K, as filed with the SEC on December 12, 2014)

10.24	Employment Agreement between MobileSmith Inc. and Bob Dieterle dated April 1, 2010 (incorporated herein by reference to Exhibit 10.25 to form 10-K, as filed with the SEC on March 20, 2015)

10.25	2016 Equity Compensation Plan (incorporated by reference to the definitive Proxy Statement on Schedule 14D filed with the SEC on April 12, 2016)

10.26	Letter Agreement dated as of October 11, 2017 between MobileSmith, Inc. and Robert Smith (incorporated herein by reference to Exhibit 10.1 to form 8 K, as filed with the SEC on November 6, 2017)

10.27	Letter Agreement dated as of August 11, 2017 between MobileSmith, Inc. and Ray Hemmig (incorporated herein by reference to Exhibit 10.1 to form 8 K, as filed with the SEC on August 17, 2017).

10.28	Letter Agreement dated as of July 1, 2016 between MobileSmith, Inc. and Randy Tomlin (incorporated herein by reference to Exhibit 10.1 to form 8 K, as filed with the SEC on August 10, 2016).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

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