Form 10-Q
period 2019-03-31
MobileSmith, Inc.
filed 2019-05-14
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 13, 2019, there were 28,271,598 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2019

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
	March 31,	December 31,
	2019	2018
	(unaudited)
Current Assets
Cash and Cash Equivalents	$103,063	$267,290
Restricted Cash	168,561	239,611
Trade Accounts Receivable, Net	149,523	271,387
Prepaid Expenses and Other Current Assets	175,856	125,798
Total Current Assets	597,003	904,086

Property and Equipment, Net	40,880	45,012
Capitalized Software, Net	38,042	64,352
Operating Lease Right-of-Use Asset	811,171	-
Total Assets	$1,487,096	$1,013,450

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$214,654	$166,681
Accrued Interest	866,429	1,584,794
Other Liabilities and Accrued Expenses	261,203	307,811
Operating Lease Liability, Current	104,574
Contract Liability, Current	1,238,827	1,476,725
Total Current Liabilities	2,685,687	3,536,011

Bank Loan	5,000,000	5,000,000
Subordinated Promissory Notes, Related Party	1,125,000	525,000
Convertible Notes Payable, Related Parties, Net of Discount	37,066,516	35,740,085
Convertible Notes Payable, Net of Discount	610,740	610,740
Deferred Rent	-	35,287
Operating Lease Liability	743,520	-
Contract Liability	210,260	226,270
Total Liabilities	47,441,723	45,673,393

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized	-	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized at both March 31, 2019 and December 31, 2018 and 28,271,598 Shares Issued and Outstanding at March 31, 2019 and December 31, 2018	28,272	28,272
Additional Paid-in Capital	114,962,533	114,082,897
Accumulated Deficit	(160,945,432)	(158,771,112)
Total Stockholders' Deficit	(45,954,627)	(44,659,943)
Total Liabilities and Stockholders' Deficit	$1,487,096	$1,013,450

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	3 Months Ended	3 Months Ended
	March 31,	March 31,
	2019	2018
REVENUES:
Subscription and Support	$616,117	$496,823
Services and Other	124,602	-
Total Revenue	740,719	496,823

COST OF REVENUES:
Subscription and Support	193,081	161,535
Services and Other	38,840	-
Total Cost of Revenue	231,921	161,535

GROSS PROFIT	508,798	335,288

OPERATING EXPENSES:
Sales and Marketing	359,781	297,238
Research and Development	499,872	341,401
General and Administrative	713,661	523,044
Total Operating Expenses	1,573,314	1,161,683
LOSS FROM OPERATIONS	(1,064,516)	(826,395)

OTHER INCOME (EXPENSE):
Other Income	807	1,597
Interest Expense, Net	(1,112,784)	(994,898)
Total Other Expense	(1,111,977)	(993,301)

NET LOSS	$(2,176,493)	$(1,819,696)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(0.08)	$(0.07)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and Fully Diluted	28,271,598	24,722,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	3 Months Ended	3 Months Ended
	March 31,	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,176,493)	$(1,819,696)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	30,442	40,664
Amortization of Debt Discount	251,606	133,271
Share Based Compensation	504,461	163,263
Changes in Assets and Liabilities:
Accounts Receivable	121,864	156,749
Prepaid Expenses and Other Assets	(50,058)	(174,066)
Accounts Payable	47,973	(59,017)
Contract Liability	(253,908)	186,152
Operating Lease Right-of-use Asset	37,300	-
Operating Lease Liability	(33,491)	-
Accrued and Other Expenses	(757,106)	(62,968)
Net Cash Used in Operating Activities	(2,277,410)	(1,435,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property and Equipment	-	(1,978)
Net Cash Used in Investing Activities	-	(1,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Subordinated Promissory Notes, Related Party	600,000	325,000
Proceeds From Issuance of Convertible Notes Payable, Related Party	1,450,000	2,250,000
Repayments of Financing Lease Obligations	(7,867)	(9,720)
Net Cash Provided by Financing Activities	2,042,133	2,565,280

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(235,277)	1,127,654
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	506,901	178,856
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$271,624	$1,306,510

Composition of Cash, Cash Equivalents and Restricted Cash Balance:
Cash and Cash Equivalents	$103,063	$1,242,268
Restricted Cash	168,561	64,242
Total Cash, Cash Equivalents and Restricted Cash	$271,624	$1,306,510

Supplemental Disclosures of Cash Flow Information:
Operating Lease Payments	$51,887	$-
Cash Paid During the Period for Interest	$1,577,846	$866,654

Non-Cash Investing and Financing Activities:
Operating Lease Right-Of-Use Asset Obtained In Exchange For Lease Obligations	$883,634	$-
Recorded Debt Discount Associated with Beneficial Conversion Feature	$375,175	$524,825
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(unaudited)

	Common Stock, Shares	Common Stock, $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Totals
BALANCES, DECEMBER 31, 2017	24,722,647	$ 24,723	$ 105,795,621	$ (150,501,642)	$ (44,681,298)
Equity-Based Compensation			163,264	-	163,264
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			524,825	-	524,825
Cumulative Adjustment Related To Adoption Of Topic 606 Revenue With Customers			-	65,277	65,277
Net Loss			-	(1,819,696)	(1,819,696)
BALANCES, MARCH 31, 2018	24,722,647	$ 24,723	$ 106,483,710	$ (152,256,061)	$ (45,747,628)

BALANCES, DECEMBER 31, 2018	28,271,598	$ 28,272	$ 114,082,897	$ (158,771,112)	$ (44,659,943)

Equity-Based Compensation			504,461	-	504,461
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			375,175	-	375,175
Cumulative Adjustment Related To Adoption Of ASC842 Guidance On Accounting For Leases			-	2,173	2,173
Net Loss			-	(2,176,493)	(2,176,493)
BALANCES, MARCH 31, 2019	28,271,598	$ 28,272	$ 114,962,533	$ (160,945,432)	$ (45,954,627)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months' Period Ended March 31, 2019
(unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013.  The same year the Company focused exclusively on development of do-it-yourself customer facing platform that enabled organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code.  During 2017 the Company concluded that it had its highest rate of success with clients within the Healthcare industry and concentrated its development and sales and marketing efforts in that industry.  During 2018 we further refined our Healthcare offering and redefined our product - a suite of e-health mobile solutions, which consists of:

●
access to a catalog of ready to deploy mobile app solutions (App Blueprint Catalog) with focus on three operational areas: patient acquisition, perioperative surgery care and in-network coordination

●
related deployment, support and integration services (App Build and Managed Services and custom development, where applicable), and

●
hosting of the deployed mobile apps.

Our flagship MobileSmith® Platform has transformed from a do-it-yourself customer facing platform into an internally used engine that supports the deployment of mobile apps created from Blueprints, integration of various third-party code and services into the mobile apps produced from Blueprints and the hosting of deployed apps and design of new Blueprints.

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of March 31, 2019.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the three months ended March 31, 2019 and 2018, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Recently Issued Accounting Pronouncements and Their Impact on Significant Accounting Policies
The Company's significant accounting policies are detailed in "Note 2: Significant Accounting Policies" of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

In February 2016, the  Financial Accounting Standards Board ("FASB") established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires companies to recognize leases the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019, and we adopted the standard on January1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.

 As a result we did not restate the prior period presented in the Condensed Consolidated Financial Statements .

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

The most significant judgments and impacts upon adoption of the standard include the following:

●
We recognized right-of-use asset and operating lease liability for our corporate office operating lease that have not previously been recorded. The lease liability for operating lease is based on the net present value of future minimum lease payments.

●
Financing lease right-of-use assets (formerly capital lease assets) have been and will continue to be included within Property and Equipment.  Capital lease liabilities previously included in Short-term capital lease obligations and Long-term capital lease obligations were reclassified to Other Liabilities and Accrued Expenses in our Condensed Consolidated Balance Sheet.

●
The right-of-use asset for operating lease is based on the lease liability adjusted for the reclassification of deferred rent, which we remeasured at adoption due to the application of hindsight to our lease term estimates. Deferred rent will no longer be presented separately.

●
Certain line items in the Condensed Consolidated Statements of Cash Flows and  have been renamed to align with the new terminology presented in the new standard; “Repayment of capital lease obligations” is now presenting as “Repayments of financing lease obligations”. In the “Operating Activities” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease right-of-use asset” and “Operating lease liability” which represent the change in the operating lease asset and liability, respectively. Additionally, in the “Supplemental disclosure of cash flow information” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease payments,” and in the “Noncash investing and financing activities” section we have added “Operating lease right-of-use assets obtained in exchange for lease obligations.”

●
In determining the discount rate used to measure the right-of-use asset and lease liability, we use rates implicit in the lease, or if not readily available, we use our incremental borrowing rate. Our incremental borrowing rate of 8% is based on the rate on our debt.

The following tables summarize the current period impacts of adopting Topic 842  on our Condensed Consolidated Financial Statements as of January 1, 2019:

	Beginning Balance	Cumulative Effect Adjustment	Beginning Balance, As Adjusted
Assets
Operating Lease Right-of-Use Asset - Corporate Office	$-	$883,634	$883,634

Liabilities and Stockholders' Deficit
Operating Lease Liabilities	-	881,585	881,585
Accumulated Deficit	$(158,771,112)	$2,173	$(158,768,939)

2.   DEBT

The table below summarizes the Company's debt outstanding at March 31, 2019 and December 31, 2018:

Debt Description	March 31,	December 31,
	2019	2018	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2020	6.10%
Convertible notes - related parties, net of discount of $1,647,715 and $1,527,146, respectively	37,066,516	35,740,085	November 2020	8.00%
Convertible notes, net of discount of $45,029	610,740	610,740	November 2020	8.00%
Subordinated Promissory Note, Related Party	1,125,000	525,000	November 2020	8.00%
Total debt	$43,802,256	$41,875,825

Convertible Notes

During the three months ended March 31, 2019, the Company issued through a private placement of $1,450,000 in principal amount of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”). The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a per share conversion price of $1.43.

The table below summarizes our convertible notes issued as of March 31, 2019 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$20,382,355
2014 NPA notes, net of discount	17,294,901
Total convertible notes, net of discount	$37,677,256

Subordinated Promissory Notes, Related Party
During the three months ended March 31, 2019, the Company issued several subordinated notes to a related party totaling $600,000.  These notes have an interest rate of 8% and mature on November 14, 2020.

Comerica LSA

The Company has an outstanding Loan and Security Agreement with Comerica Bank dated June 9, 2014 (the "LSA") in the amount of $5,000,000, with original maturity of June 9, 2016.
On June 8, 2018, the Company and Comerica Bank entered into Second Amendment to the LSA, which extended the maturity of the LSA to June 9, 2020.  The LSA is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) ("UBS AG") with a renewal term expiring on May 31, 2020, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.

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

4.   EQUITY AND EQUITY BASED COMPENSATION

The following is a summary of the stock option activity for the three months ended March 31, 2019:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2018	6,704,716	$ 1.83	7.4	$ 765,927
Cancelled	(52,500)	1.95
Issued	366,980	1.80
Outstanding, March 31, 2019	7,019,196	1.83	7.3	$ 716,736
Vested and exercisable, March 31, 2019	2,446,722	$ 1.68	5.2	$ 540,738

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at March 31, 2019 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at March 31, 2019, as reported on the OTCQB Venture Marketplace, was $1.86 per share.

At March 31, 2019, an amount of  $5,661,710 unvested expense has yet to be recorded related to outstanding stock options.

5.    DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	3 Months Ended March 31, 2019		3 Months Ended March 31, 2018
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 Customers (Measured By Amounts Billed)	$ 355,500	$ 246,529	$ 351,900	$ 54,039
All Other Customers	131,311	494,190	299,580	442,784
	$ 486,811	$ 740,719	$ 651,480	$ 496,823

For the three months ended March 31, 2019, three customers accounted for 73% of the accounts receivable balance and two customers accounted for 27% of total revenue.

For the three months ended March 31, 2018, three customers accounted for 78% of the accounts receivable balance.

New customer acquisition impact on billings and revenue:

	3 Months Ended March 31, 2019		3 Months Ended March 31, 2018
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers In Existence As Of The Beginning Of The Period (Including Upgrades)	$ 486,811	$ 740,719	$ 461,480	$ 492,934
Customers Acquired During The Period	-	-	190,000	3,889
	$ 486,811	$ 740,719	$ 651,480	$ 496,823

6.   LEASES

Leases (Topic 842) Disclosures

We are the lessee for a non-cancellable operating lease for our corporate office in Raleigh, North Carolina. We are also a lessee for non-cancellable finance lease for a corporate vehicle and office furniture.  Financing leases are not significant in terms of both balances and period expenses.  The operating lease for the corporate office expires on April 30, 2024.

The following table summarizes the information about operating lease:
Three Months Ended March 31, 2019

Operating lease expense	$50,994
Weighted Average Remaining Lease Term (Years)	6 years
Weighted Average Discount Rate	8%

Maturities of operating lease liability as of March 31, 2019, were as follows:

	Operating Lease Expense	Variable Lease Expense	Total Lease Expense
Remainder of 2019	$143,045	$9,657	$152,702
2020	190,365	13,238	203,603
2021	189,994	13,609	203,603
2020	189,615	13,988	203,603
2023	189,225	14,378	203,603
2024	63,074	4,793	67,867
Total lease payments	$965,318	$69,663	1,034,981
Less imputed interest			(186,887)
Total			$848,094

7.   SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company borrowed $506,250 through issuance of three subordinated promissory notes to a related party.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws.  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, our ability to continue as a going concern, and the sufficiency of our capital resources including funds that we may be able to raise under our convertible note facility, our ability to raise financing from other sources and/or ability to defer expenditures, the impact of the liens on our assets securing amounts owed to third parties, expectation regarding competitors as more and larger companies attempt to market products/services competitive to our company, market acceptance of our new product offerings, including updates to our Platform, rate of new user subscriptions, market penetration of our products and  expectations regarding our revenues and expense,  all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2018 and our subsequent periodic reports filed with the SEC for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2019 (the “2019 Period”) to the Three Months Ended March 31, 2018 (the “2018 Period”).

Highlights

In May of 2018 the Company granted significant number of stock options to its employees.  As a result, our share based compensation increased from $163,263 in the 2018 Period to $504,461 in the 2019 Period.  Stock based compensation impacted every operating expense category.

	Three months ended March 31, 2019	Three months ended March 31, 2018	Increase (Decrease) $	Increase (Decrease) %
Revenue	$740,719	$496,823	$243,896	49%
Cost of Revenue	231,921	161,535	70,386	44%
Gross Profit	508,798	335,288	173,510	52%

Sales and Marketing	359,781	297,238	62,543	21%
Research and Development	499,872	341,401	158,471	46%
General and Administrative	713,661	523,044	190,617	36%

Interest Expense	$1,112,784	$994,898	$117,886	12%

Revenue increased by $243,896 or 49%.  The increase in revenue is primarily attributable to new customers acquired during 2018.

Cost of Revenue increased by $70,386 or 44%.  The increase is predominantly due to work on a services contract with a U.S. government agency.

Gross Profit increased by $173,510 or 52% driven by increase in revenue.

Sales and Marketing expense increased by $62,543 or 21%.  The increase is largely attributable to an increase in share based compensation.

Research and Development expense increased by $158,471 or 46%.  This increase is largely attributable to the following:

    (i) our recruiting fees increased by $33,000 as we  have been expanding our team's ability to develop new Blueprints.
    (ii) our share based compensation increased by $100,000.

The remainder of the increase is attributable to a combination of increases in payroll, purchases of new software tools.

General and Administrative expense increased by $190,617 or 36%.  The increase is attributable to:
    (i) $30,000 increase in legal and compliance costs and
    (ii) additional increase of $160,000 was due to increase in share based compensation.
Interest Expense increased by $117,886 or 12%.  The increase is due to increase in non-cash interest component resulting from amortization of debt discount.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations continues to be  the sale of our notes under our convertible note facilities.  We will continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional funding under the convertible note facilities, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations for the next 12 months.  Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods.  There can be no guarantee that financing will continue to be available to us under the convertible note facilities or otherwise on acceptable terms or at all.  Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

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

In addition, we have an outstanding Loan and Security Agreement (the "LSA") with Comerica Bank in the amount of $5 million, which matures in June of 2020 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneve, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2020.
Capital Expenditures and Investing Activities

Our capital expenditures are limited to the purchase of new office equipment and new mobile devices that are used for testing. Cash used for investing activities was not significant and we do not plan any significant capital expenditures in the near future.

Going Concern

Our independent registered public accounting firm has issued an emphasis of matter paragraph in their report included in the Annual Report on Form 10-K for the year ended December 31, 2018 in which they express substantial doubt as to our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended March 31, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of certain material weaknesses we have identified in our internal control over financial reporting related to the proper valuation of beneficial conversion feature of our currently outstanding convertible debentures.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2018 without registration under the Securities Act:

Between January 1, 2019 and March 31, 2019, we issued to one accredited investor $1,450,000 in principal amount of our convertible notes under the 2014 Note Purchase Agreement. The note is convertible into shares of our Common Stock at a per share conversion rate of $1.43. All notes issued under this facility are scheduled to mature on November 14, 2020.

In addition, between January 1, 2019 and March 31, 2019 we issued several subordinated notes to a related party in the amount of $600,000.  These notes have an interest rate of 8% and mature on November 14, 2020.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

May 14, 2019	By:	/s/ Randy Tomlin
Randy J. Tomlin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

May 14, 2019	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)