Form 10-Q
period 2019-06-30
MobileSmith, Inc.
filed 2019-08-12
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, there were 28,271,598 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2019

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	$190,643	$267,290
Restricted Cash	243,090	239,611
Trade Accounts Receivable,	239,645	271,387
Prepaid Expenses and Other Current Assets	94,878	125,798
Total Current Assets	768,256	904,086

Property and Equipment, Net	36,931	45,012
Capitalized Software, Net	14,592	64,352
Operating Lease Right-of-Use Asset - Corporate Office	753,691	-
Total Assets	$1,573,470	$1,013,450

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$168,363	$166,681
Accrued Interest	1,706,098	1,584,794
Other Liabilities And Accrued Expenses	266,785	307,811
Operating Lease Liability, Current	143,681	-
Contract Liability, Current	872,895	1,476,725
Bank Loan	5,000,000	-
Total Current Liabilities	8,157,822	3,536,011

Bank Loan	-	5,000,000
Subordinated Promissory Notes, Related Party	2,011,250	525,000
Convertible Notes Payable, Related Parties, Net of Discount	37,323,655	35,740,085
Convertible Notes Payable, Net of Discount	610,740	610,740
Deferred Rent	-	35,287
Operating Lease Liability	670,247	-
Contract Liability	577,365	226,270
Total Liabilities	49,351,079	45,673,393

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at June 30, 2019 and December 31, 2018	-	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At June 30, 2019 and December 31, 2018; 28,271,598 Shares Issued and Outstanding at June 30, 2019 and December 31, 2018	28,272	28,272
Additional Paid-in Capital	116,062,528	114,082,897
Accumulated Deficit	(163,868,409)	(158,771,112)
Total Stockholders' Deficit	(47,777,609)	(44,659,943)
Total Liabilities and Stockholders' Deficit	$1,573,470	$1,013,450

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
REVENUES:
Subscription and Support	$675,202	$520,918	$1,291,319	$1,017,741
Services and Other	118,122	-	242,724	-
Total Revenue	793,324	520,918	1,534,043	1,017,741

COST OF REVENUES:
Subscription and Support	236,048	183,885	429,129	345,420
Services and Other	66,955	-	105,795	-
Total Cost of Revenue	303,003	183,885	534,924	345,420

GROSS PROFIT	490,321	337,033	999,119	672,321

OPERATING EXPENSES:
Sales and Marketing	447,123	386,492	806,904	683,730
Research and Development	808,397	426,090	1,308,269	767,491
General and Administrative	989,977	674,361	1,703,638	1,197,405
Total Operating Expenses	2,245,497	1,486,943	3,818,811	2,648,626
LOSS FROM OPERATIONS	(1,755,176)	(1,149,910)	(2,819,692)	(1,976,305)

OTHER INCOME (EXPENSE):
Other Income	5	2	812	1,599
Interest Expense, Net	(1,167,806)	(1,110,525)	(2,280,590)	(2,105,423)
Total Other Expense	(1,167,801)	(1,110,523)	(2,279,778)	(2,103,824)

NET LOSS	$(2,922,977)	$(2,260,433)	$(5,099,470)	$(4,080,129)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(0.10)	$(0.08)	$(0.18)	$(0.14)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	28,271,598	28,236,633	28,271,598	28,236,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	6 Months Ended	6 Months Ended
	June 30,	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,099,470)	$(4,080,129)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	57,841	80,691
Bad Debt Expense	4,000	-
Amortization of Debt Discount	508,745	409,183
Share Based Compensation	1,604,456	506,542
Changes in Assets and Liabilities:
Accounts Receivable	27,742	(72,305)
Prepaid Expenses and Other Assets	30,920	(14,992)
Accounts Payable	1,682	86,708
Contract Liability	(252,735)	300,999
Operating Lease Right-of-use Asset	94,780	-
Operating Lease Liability	(67,657)	-
Accrued and Other Expenses	96,164	(68,407)
Net Cash Used in Operating Activities	(2,993,532)	(2,851,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property and Equipment	-	(8,297)
Net Cash Used in Investing Activities	-	(8,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Subordinated Promissory Notes, Related Party	1,486,250	525,000
Proceeds From Issuance of Convertible Notes Payable, Related Party	1,450,000	3,365,000
Repayments of Financing Lease Obligations	(15,886)	(19,579)
Net Cash Provided by Financing Activities	2,920,364	3,870,421

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(73,168)	1,010,414
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	506,901	178,856
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$433,733	$1,189,270

Composition of Cash, Cash Equivalents and Restriced Cash Balance:
Cash and Cash Equivalents	$190,643	$1,129,126
Restricted Cash	243,090	60,144
Total Cash, Cash Equivalents and Restricted Cash	$433,733	$1,189,270

Supplemental Disclosures of Cash Flow Information:
Operating Lease Payments	$82,908	$-
Cash Paid During the Period for Interest	$1,653,249	$1,791,718

Non-Cash Investing and Financing Activities:
Operating Lease Right-Of-Use Asset Obtained In Exchange For Lease Obligations	$883,634	$-
Recorded Debt Discount Associated with Beneficial Conversion Feature	$375,175	$1,359,126
The Company Converted $5,025,000 of its Convertible Notes into Common Shares	$-	$5,025,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(unaudited)
	Common Stock, Shares	Common Stock, $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Totals
BALANCES, JANUARY 1, 2018	24,722,647	$24,723	$105,795,621	$(150,501,642)	$(44,681,298)
Equity-Based Compensation			163,264	-	163,264
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			524,825	-	524,825
Conversion of Notes Payable to Common Stock			-
Cumulative Adjustment Related To Adoption Of Topic 606 Revenue With Customers			-	65,277	65,277
Net Loss			-	(1,819,696)	(1,819,696)
BALANCES, MARCH 31, 2018	24,722,647	24,723	106,483,710	(152,256,061)	(45,747,628)
Equity-Based Compensation			343,278	-	343,278
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			834,301	-	834,301
Conversion of Notes Payable to Common Stock	3,513,986	3,514	5,021,486	-	5,025,000
Cumulative Adjustment Related To Adoption Of Topic 606 Revenue With Customers			-	-	-
Net Loss			-	(2,260,433)	(2,260,433)
BALANCES, JUNE 30, 2018	28,236,633	$28,237	$112,682,775	$(154,516,494)	$(41,805,482)

BALANCES, JANUARY 1, 2019	28,271,598	$28,272	$114,082,897	$(158,771,112)	$(44,659,943)
Equity-Based Compensation			504,461	-	504,461
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			375,175	-	375,175
Cumulative Adjustment Related To Adoption Of ASC842 Guidance On Accounting For Leases			-	2,173	2,173
Net Loss			-	(2,176,493)	(2,176,493)
BALANCES, MARCH 31, 2019	28,271,598	28,272	114,962,533	(160,945,432)	(45,954,627)
Equity-Based Compensation			1,099,995	-	1,099,995
Net Loss			-	(2,922,977)	(2,922,977)
BALANCES, JUNE 30, 2019	28,271,598	$28,272	$116,062,528	$(163,868,409)	$(47,777,609)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months' Period Ended June 30, 2019
(unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013.  The same year the Company focused exclusively on development of a do-it-yourself customer facing platform that enabled organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code.  During 2017, the Company concluded that it had its highest rate of success with clients within the Healthcare industry and concentrated its development and sales and marketing efforts in that industry.  During 2018, we further refined our Healthcare offering and redefined our product - a suite of e-health mobile solutions, which consists of:

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

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of June 30, 2019.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the six months ended June 30, 2019 and 2018, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In February 2016, the  Financial Accounting Standards Board ("FASB") established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires companies to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard was effective for us on January 1, 2019, and we adopted the standard on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.

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

●
Certain line items in the Condensed Consolidated Statements of Cash Flows have been renamed to align with the new terminology presented in the new standard; “Repayment of capital lease obligations” is now presenting as “Repayments of financing lease obligations”. In the “Operating Activities” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease right-of-use asset” and “Operating lease liability” which represent the change in the operating lease asset and liability, respectively. Additionally, in the “Supplemental disclosure of cash flow information” section of the Condensed Consolidated Statements of Cash Flows we have added “Operating lease payments,” and in the “Noncash investing and financing activities” section we have added “Operating lease right-of-use assets obtained in exchange for lease obligations.”

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

The following tables summarize the current period impacts of adopting Topic 842  on our Condensed Consolidated Financial Statements as of January 1, 2019:

	Beginning Balance	Cumulative Effect Adjustment	Beginning Balance, As Adjusted
Assets
Operating Lease Right-of-Use Asset - Corporate Office	$-	$883,634	$883,634

Liabilities and Stockholders' Deficit
Operating Lease Liabilities	-	881,585	881,585
Accumulated Deficit	$(158,771,112)	$2,173	$(158,768,939)

2.   DEBT
The table below summarizes the Company's debt outstanding at June 30, 2019 and December 31, 2018:

Debt Description	June, 30	December 31,
	2019	2018	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2020	6.10%
Convertible notes - related parties, net of discount of $1,390,576 and $1,527,146, respectively	37,323,655	35,740,085	November 2020	8.00%
Convertible notes, net of discount of $45,029	610,740	610,740	November 2020	8.00%
Subordinated Promissory Note, Related Party	2,011,250	525,000	November 2020	8.00%
Total debt	44,945,645	41,875,825

Less: current portion of long tmer debt	5,000,000	-

Debt - long term	$39,945,645	$41,875,825

Convertible Notes

During the six months ended June 30, 2019, the Company issued through a private placement $1,450,000 in principal amount of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”). The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a per share conversion price of $1.43.

The table below summarizes our convertible notes issued as of June 30, 2019 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$20,390,044
2014 NPA notes, net of discount	17,544,351
Total convertible notes, net of discount	$37,934,395

Subordinated Promissory Notes, Related Party

During the six months ended June 30, 2019, the Company issued several subordinated notes to a related party totaling $1,486,250.  These notes have an interest rate of 8% payable twice a year and mature on November 14, 2020.

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

4.   EQUITY AND EQUITY BASED COMPENSATION

The following is a summary of the stock option activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2018	$6,704,716	$1.83	7.4	$765,927
Cancelled	(684,203)	1.93
Issued	6,193,980	1.61
Outstanding, June 30, 2019	12,214,493	1.71	8.8	1,683,395
Vested and exercisable, June 30, 2019	$2,974,822	$1.68	6.7	$502,327

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at June 30, 2019 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at June 30, 2019, as reported on the OTCQB Venture Marketplace, was $1.85 per share.

At June 30, 2019, an amount of  $13,349,021 unvested expense has yet to be recorded related to outstanding stock options.

5.    DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	6 Months Ended June 30, 2019		6 Months Ended June 30, 2018
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 Customers (Measured By Amounts Billed)	$595,720	$516,258	$476,969	$128,453
All Other Customers	693,337	1,017,785	810,235	889,288
	$1,289,057	$1,534,043	$1,287,204	$1,017,741

For the six months ended June 30, 2019, three customers accounted for 66% of the accounts receivable balance and one customer accounted for 16% of total revenue.

For the six months ended June 30, 2018, four customers accounted for 71% of the accounts receivable balance and no customers accounted for more than 10% of total revenue.

New customer acquisition impact on billings and revenue:

	6 Months Ended June 30, 2019		6 Months Ended June 30, 2018
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers In Existence As Of The Beginning Of The Period (Including Upgrades)	$1,096,682	$1,534,043	$901,898	$963,936
Customers Acquired During The Period	192,375	-	385,306	53,805
	$1,289,057	$1,534,043	$1,287,204	$1,017,741

6.   LEASES

Leases (Topic 842) Disclosures

We are a lessee for a non-cancellable operating lease for our corporate office in Raleigh, North Carolina. We are also a lessee for a non-cancellable finance lease for a corporate vehicle and office furniture.  Financing leases are not significant in terms of both balances and period expenses.  The operating lease for the corporate office expires on April 30, 2024.

The following table summarizes the information about operating lease:
Six Months Ended June 30, 2019

Operating lease expense	$101,987
Weighted Average Remaining Lease Term (Years)	5 years
Weighted Average Discount Rate	8%

Maturities of operating lease liability as of June 30, 2019, were as follows:

	Operating Lease Expense	Variable Lease Expense	Total Lease Expense
Remainder of 2019	$95,364	6,438	$101,802
2020	190,365	13,238	203,603
2021	189,994	13,609	203,603
2020	189,615	13,988	203,603
2023	189,225	14,378	203,603
2024	63,074	4,793	67,867
Total lease payments	$917,637	$66,444	984,081
Less imputed interest			(170,153)
Total			$813,928

7.   SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Company borrowed $130,000 through issuance of three subordinated promissory notes to a related party and $1,710,000 through issuance of 2014 NPA Notes to UBP under 2014 NPA. The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a per share conversion price of $1.43.

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

Target Market and Sales Channels

During 2017, we completed a strategic shift and focused our business and research and development activities primarily on the Healthcare industry in the United States. In 2018 we refined our healthcare focus by identifying two target markets: (i) healthcare providers (hospitals, hospital systems and the United States Veterans Health Administration) and (ii) healthcare payer market (insurance companies and insurance brokers).

Both markets are targeted with a diversified sales workforce that includes direct sales and resellers ("channel partners").

RESULTS OF OPERATIONS

Highlights

In both May of 2018 and 2019 the Company granted significant number of stock options to its employees, 4,690,778 and 6,193,980, respectively .  As a result, our share based compensation increased from $506,542 in the  six month period ended June 30 2018 Period to $1,604,456 in the six month period ended June 30 2019.  Stock based compensation impacted every operating expense category.

Comparison of the three Months Ended June 30, 2019 (the “2019 Period”) to the three Months Ended June 30, 2018 (the “2018 Period”).

	Three Months ended June 30, 2019	Three months ended June 30, 2018	Increase (Decrease) $	Increase (Decrease) %
Revenue	$793,324	$520,918	$272,406	52%
Cost of Revenue	303,003	183,885	119,118	65%
Gross Profit	490,321	337,033	153,288	45%

Sales and Marketing	447,123	386,492	60,631	16%
Research and Development	808,397	426,090	382,307	90%
General and Administrative	989,977	674,361	315,616	47%

Interest Expense	$1,167,806	$1,110,525	$57,281	5%

Revenue increased by $272,406 or 52%.  The increase in revenue is primarily attributable to new customers acquired during 2018.

Cost of Revenue increased by $119,118 or 65%.  The increase is predominantly due to work on a services contract with a U.S. government agency.

Gross Profit increased by $153,288 or 45% driven by increase in revenue.

Sales and Marketing expense increased by $60,631 or 16%.  The increase is largely attributable to an increase in share based compensation offset by decrease in the size of the internal sales team and associated travel in favor of expansion of channel sales strategy.

Research and Development expense increased by $382,307 or 90%.  This increase is largely attributable to the following:

    (i) our personnel and recruiting fees increased by approximately $191,000 as we  have been expanding our team's ability to develop new Blueprints.

    (ii) our share based compensation increased by approximately $191,000.

General and Administrative expense increased by $315,616 or 47%.  The increase is attributable to:

    (i) $419,000 increase in share based compensation

    (ii) offset by a decreased in personnel cost of approximately $100,000.   During 2018 period we incurred $100,000 expense related to severence payments to former CEO.

Interest Expense increased by $57,281 or 5%.  The increase is due to increase in face value of the debt.

Comparison of the six Months Ended June 30, 2019 (the “2019 Period”) to the six Months Ended June 30, 2018 (the “2018 Period”).

	Six months ended June 30, 2019	Six months ended June 30, 2018	Increase (Decrease) $	Increase (Decrease) %
Revenue	$1,534,043	$1,017,741	$516,302	51%
Cost of Revenue	534,924	345,420	189,504	55%
Gross Profit	999,119	672,321	326,798	49%

Sales and Marketing	806,904	683,730	123,174	18%
Research and Development	1,308,269	767,491	540,778	70%
General and Administrative	1,703,638	1,197,405	506,233	42%

Interest Expense	$2,280,590	$2,105,423	$175,167	8%

Revenue increased by $516,302 or 51%.  The increase in revenue is primarily attributable to new customers acquired during 2018.

Cost of Revenue increased by $189,504 or 55%.  The increase is predominantly due to work on a services contract with a U.S. government agency.

Gross Profit increased by $326,798 or  49% driven by increase in revenue.

Sales and Marketing expense increased by $123,174 or 18%.  The increase is largely attributable to an increase in share based compensation of $168,000 and increase in marketing tradeshow and campaign of $40,000, offset by decrease of $80,000 attributable to decrease in size of our internal sales team and associated sales travel in favor of expansion of channel sales strategy .

Research and Development expense increased by $540,778 or 70%.  This increase is largely attributable to the following:

    (i) personnel expense, including outsourced contractors, increased by approximately $200,000 and our recruiting fees increased by $70,000,  as we  have been expanding our team's ability to develop new Blueprints.

    (ii) our share based compensation increased by $288,000.

General and Administrative expense increased by $506,233  or 42%.  The increase is attributable to:

    (i) increase of $578,000 was due to increase in share based compensation.

   (ii) $10,000 increase in legal and compliance costs and $20,000 increase in rent expense due renewal of our office lease for another 5 year period

  (iii)  offseting decrease in personnel cost of approximately $100,000.   During 2018 period we incurred $100,000 expense related to severence payments to former CEO.

Interest Expense increased by $175,167 or 8%.  The increase is due to increase in non-cash interest component resulting from amortization of debt discount by approximately $100,000. Remainder of the increase is attributable to increase in face value of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended June 30, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of certain material weaknesses we have identified in our internal control over financial reporting.  The weakness resulted from limited resources devoted to and segregation of duties around evaluation of complex and infrequent accounting matters.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2018 without registration under the Securities Act:

Between April 1, 2019 and June 30, 2019 we issued several subordinated notes to a related party in the amount of $886,250.  These notes have an interest rate of 8% and mature on November 14, 2020.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

August 12, 2019	By:	/s/ Randy Tomlin
Randy J. Tomlin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

August 12, 2019	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)