Form 10-Q
period 2019-09-30
MobileSmith, Inc.
filed 2019-11-12
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 11, 2019, there were 28,271,598 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2019

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	$311,789	$267,290
Restricted Cash	243,976	239,611
Trade Accounts Receivable	392,045	271,387
Prepaid Expenses and Other Current Assets	81,428	125,798
Total Current Assets	1,029,238	904,086

Property and Equipment, Net	33,118	45,012
Capitalized Software, Net	11,310	64,352
Operating Lease Right-of-Use Asset - Corporate Office	714,145	-
Total Assets	$1,787,811	$1,013,450

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Trade Accounts Payable	$163,147	$166,681
Accrued Interest	947,588	1,584,794
Other Liabilities And Accrued Expenses	205,405	307,811
Operating Lease Liability, Current	146,574	-
Contract Liability, Current	1,294,021	1,476,725
Bank Loan	5,000,000	-
Total Current Liabilities	7,756,735	3,536,011

Bank Loan	-	5,000,000
Subordinated Promissory Notes, Related Party	2,841,250	525,000
Convertible Notes Payable, Related Parties, Net of Discount	38,878,423	35,740,085
Convertible Notes Payable, Net of Discount	610,740	610,740
Deferred Rent	-	35,287
Operating Lease Liability	632,501	-
Contract Liability	269,589	226,270
Total Liabilities	50,989,238	45,673,393

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at September 30, 2019 and December 31, 2018	-	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At September 30, 2019 and December 31, 2018; 28,271,598 Shares Issued and Outstanding at September 30, 2019 and December 31, 2018	28,272	28,272
Additional Paid-in Capital	117,493,417	114,082,897
Accumulated Deficit	(166,723,116)	(158,771,112)
Total Stockholders' Deficit	(49,201,427)	(44,659,943)
Total Liabilities and Stockholders' Deficit	$1,787,811	$1,013,450
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
REVENUES:
Subscription and Support	$528,145	$525,659	$1,819,464	$1,543,400
Services and Other	118,110	-	360,834	-
Total Revenue	646,255	525,659	2,180,298	1,543,400

COST OF REVENUES:
Subscription and Support	153,733	200,616	582,862	546,036
Services and Other	120,766	-	226,561	-
Total Cost of Revenue	274,499	200,616	809,423	546,036

GROSS PROFIT	371,756	325,043	1,370,875	997,364

OPERATING EXPENSES:
Sales and Marketing	257,947	426,620	1,064,851	1,110,350
Research and Development	747,528	471,486	2,055,797	1,238,977
General and Administrative	927,315	618,811	2,630,953	1,816,216
Total Operating Expenses	1,932,790	1,516,917	5,751,601	4,165,543
LOSS FROM OPERATIONS	(1,561,034)	(1,191,874)	(4,380,726)	(3,168,179)

OTHER INCOME (EXPENSE):
Other Income	788	1,590	1,600	3,189
Interest Expense, Net	(1,294,461)	(986,956)	(3,575,051)	(3,092,379)
Total Other Expense	(1,293,673)	(985,366)	(3,573,451)	(3,089,190)

NET LOSS	$(2,854,707)	$(2,177,240)	$(7,954,177)	$(6,257,369)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(0.10)	$(0.08)	$(0.28)	$(0.22)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	28,271,598	28,271,598	28,271,598	28,271,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	9 Months Ended	9 Months Ended
	September 30,	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,954,177)	$(6,257,369)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	64,936	120,805
Bad Debt Expense	14,000	-
Amortization of Debt Discount	855,751	569,794
Share Based Compensation	2,533,107	1,039,507
Changes in Assets and Liabilities:
Accounts Receivable	(134,658)	(36,754)
Prepaid Expenses and Other Assets	44,370	(39,422)
Accounts Payable	(3,534)	46,598
Contract Liability	(139,385)	398,802
Operating Lease Right-of-use Asset	134,326	-
Operating Lease Liability	(102,510)	-
Accrued and Other Expenses	(717,978)	(126,790)
Net Cash Used in Operating Activities	(5,405,752)	(4,284,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property and Equipment	-	(9,499)
Net Cash Used in Investing Activities	-	(9,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Subordinated Promissory Notes, Related Party	2,316,250	525,000
Proceeds From Issuance of Convertible Notes Payable, Related Party	3,160,000	4,115,000
Repayments of Financing Lease Obligations	(21,634)	(27,148)
Net Cash Provided by Financing Activities	5,454,616	4,612,852

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,864	318,524
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	506,901	178,856
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$555,765	$497,380

Composition of Cash, Cash Equivalents and Restriced Cash Balance:
Cash and Cash Equivalents	$311,789	$349,969
Restricted Cash	243,976	147,411
Total Cash, Cash Equivalents and Restricted Cash	$555,765	$497,380

Supplemental Disclosures of Cash Flow Information:
Operating Lease Payments	$126,057	$-
Cash Paid During the Period for Interest	$3,375,856	$2,626,399

Non-Cash Investing and Financing Activities:
Operating Lease Right-Of-Use Asset Obtained In Exchange For Lease Obligations	$883,634	$-
Recorded Debt Discount Associated with Beneficial Conversion Feature	$877,413	$1,673,811
The Company Converted $5,075,000 of its Convertible Notes into Common Shares	$-	$5,075,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(unaudited)

	Common Stock, Shares	Common Stock, $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Totals
BALANCES, JANUARY 1, 2018	24,722,647	$24,723	$105,795,621	$(150,501,642)	$(44,681,298)
Equity-Based Compensation			163,264	-	163,264
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			524,825	-	524,825
Conversion of Notes Payable to Common Stock			-
Cumulative Adjustment Related To Adoption Of Topic 606 Revenue With Customers			-	65,277	65,277
Net Loss			-	(1,819,696)	(1,819,696)
BALANCES, MARCH 31, 2018	24,722,647	24,723	106,483,710	(152,256,061)	(45,747,628)
Equity-Based Compensation			343,278	-	343,278
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			834,301	-	834,301
Conversion of Notes Payable to Common Stock	3,513,986	3,514	5,021,486	-	5,025,000
Cumulative Adjustment Related To Adoption Of Topic 606 Revenue With Customers			-	-	-
Net Loss			-	(2,260,433)	(2,260,433)
BALANCES, JUNE 30, 2018	28,236,633	28,237	112,682,775	(154,516,494)	(41,805,482)
Equity-Based Compensation			532,965		532,965
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			314,685		314,685
Conversion of Notes Payable to Common Stock	34,965	35	44,865		44,900
Cumulative Adjustment Related To Adoption Of Topic 606 Revenue With Customers				-	-
Net Loss				(2,177,240)	(2,177,240)
BALANCES, SEPTEMBER 30, 2018	28,271,598	$28,272	$113,575,290	$(156,693,734)	$(43,090,172)

BALANCES, JANUARY 1, 2019	28,271,598	$28,272	$114,082,897	$(158,771,112)	$(44,659,943)
Equity-Based Compensation			504,461	-	504,461
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			375,175	-	375,175
Cumulative Adjustment Related To Adoption Of ASC842 Guidance On Accounting For Leases			-	2,173	2,173
Net Loss			-	(2,176,493)	(2,176,493)
BALANCES, MARCH 31, 2019	28,271,598	28,272	114,962,533	(160,945,432)	(45,954,627)
Equity-Based Compensation			1,099,995	-	1,099,995
Net Loss			-	(2,922,977)	(2,922,977)
BALANCES, JUNE 30, 2019	28,271,598	28,272	116,062,528	(163,868,409)	(47,777,609)
Equity-Based Compensation			928,651		928,651
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			502,238		502,238
Net Loss				(2,854,707)	(2,854,707)
BALANCES, SEPTEMBER 30, 2019	28,271,598	$28,272	$117,493,417	$(166,723,116)	$(49,201,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months' Period Ended September 30, 2019
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

The Company prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of September 30, 2019.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the nine months ended September 30, 2019 and 2018, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In February 2016, the  Financial Accounting Standards Board ("FASB") established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires companies to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The new standard was effective for us on January 1, 2019, and we adopted the standard on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.

 As a result we did not restate the prior periods presented in the Condensed Consolidated Financial Statements .

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

The following tables summarize the current period impacts of adopting Topic 842  on our Condensed Consolidated Financial Statements as of January 1, 2019:

	Beginning Balance	Cumulative Effect Adjustment	Beginning Balance, As Adjusted
Assets
Operating Lease Right-of-Use Asset - Corporate Office	$-	$883,634	$883,634

Liabilities and Stockholders' Deficit
Operating Lease Liabilities	-	881,585	881,585
Accumulated Deficit	$(158,771,112)	$2,173	$(158,768,939)

2.   DEBT

The table below summarizes the Company's debt outstanding at September 30, 2019 and December 31, 2018:

Debt Description	September, 30	December 31,
	2019	2018	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2020	6.10%
Convertible notes - related parties, net of discount of $1,545,808 and $1,527,146, respectively	38,878,423	35,740,085	November 2020	8.00%
Convertible notes, net of discount of $45,029	610,740	610,740	November 2020	8.00%
Subordinated Promissory Note, Related Party	2,841,250	525,000	November 2020	8.00%
Total debt	47,330,413	41,875,825

Less: current portion of long term debt	5,000,000	-

Debt - long term	$42,330,413	$41,875,825

Convertible Notes

During the nine months ended September 30, 2019, the Company issued through a private placement $3,160,000 in principal amount of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) to Union Bancaire Privée (“UBP”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”). The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a per share conversion price of $1.43.

The table below summarizes our convertible notes issued as of September 30, 2019 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$20,397,816
2014 NPA notes, net of discount	19,091,347
Total convertible notes, net of discount	$39,489,163

Subordinated Promissory Notes, Related Party

During the nine months ended September 30, 2019, the Company issued several subordinated notes to a related party totaling $2,316,250.  These notes have an interest rate of 8% payable twice a year and mature on November 14, 2020.

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

4.   EQUITY AND EQUITY BASED COMPENSATION

The following is a summary of the stock option activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2018	$6,704,716	$1.83	7.4	$765,927
Cancelled	(1,482,555)	1.80
Issued	6,478,980	1.62
Outstanding, September 30, 2019	11,701,141	1.72	8.5	$1,552,803
Vested and exercisable, September 30, 2019	$3,628,480	$1.69	6.7	$591,483

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at September 30, 2019 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at September 30, 2019, as reported on the OTCQB Venture Marketplace, was $1.85 per share.

At September 30, 2019, an amount of  $11,871,341 unvested expense has yet to be recorded related to outstanding stock options.

5.    DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	9 Months Ended September 30, 2019		9 Months Ended September 30, 2018
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 Customers (Measured By Amounts Billed)	$1,002,040	$596,210	$619,780	$156,995
All Other Customers	$1,045,873	$1,584,088	$1,290,887	$1,386,405
	$2,047,913	$2,180,298	$1,910,667	$1,543,400

For the nine months ended September 30, 2019, one customer accounted for 17% of total revenue and one customer accounted for 89% of accoutns receivable balance.

As of September 30, 2018, four customers accounted for 68% of the accounts receivable balance.

New customer acquisition impact on billings and revenue:

	9 Months Ended September 30, 2019		9 Months Ended September 30, 2018
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers In Existence As Of The Beginning Of The Period (Including Upgrades)	$1,476,663	$2,175,245	$1,330,361	$1,450,031
Customers Acquired During The Period	$571,250	$5,053	$580,306	$93,369
	$2,047,913	$2,180,298	$1,910,667	$1,543,400

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

The following table summarizes the information about operating lease:
Nine Months Ended September 30, 2019

Operating lease expense	$152,981
Weighted Average Remaining Lease Term (Years)	5 years
Weighted Average Discount Rate	8%

Maturities of operating lease liability as of September 30, 2019, were as follows:

	Operating Lease Expense	Variable Lease Expense	Total Lease Expense
Remainder of 2019	$47,682	3,219	$50,901
2020	190,365	13,238	203,603
2021	189,994	13,609	203,603
2020	189,615	13,988	203,603
2023	189,225	14,378	203,603
2024	63,074	4,793	67,867
Total lease payments	$869,955	$63,225	933,180
Less imputed interest			(154,105)
Total			$779,075

7.   SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the Company borrowed $77,000 through issuance of two subordinated promissory notes to a related party that has the same term of those described in Note 2.

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

Overview

MobileSmith provides operational improvement, member-facing mobile application services to the healthcare industry.   Our suite of e-health mobile solutions and related services provide a catalog of vetted mobile app tools that can be rapidly customized to fit the needs of a specific healthcare organization with goals of addressing many key pain points of the industry.  Apps built from our base app architecture ("Blueprints") focus on the following:

● Patient Perioperative Care with deployment of our "Encounter" solution.  Encounter targets reduction of same-day cancellations and preventable re-admissions, which results in direct savings to the hospitals; and
● In Network Patient Retention with deployment of our "Navigate" solution.  Navigate makes it easy for patients to stay within their insurance plan network, connects the patient to the appropriate care at appropriate time in accordance with their symptoms. Staying in-network and avoiding unnecessary ER visits when other options are available, result in direct savings to the patient, patient's employer, insurance company and health system overall; and
● Patient's Access with deployment of our "Healthcare Wayfinding" solution.   Easy to use Wayfinding contributes to improvements in hospital's HCAHPS scores (the Hospital Consumer Assessment of Healthcare Providers and Systems score) through increased customer satisfaction from improvements in patient engagement.

Our services offering include the following:

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

Target Market and Sales Channels

During 2017, we completed a strategic shift and focused our business and research and development activities primarily on the Healthcare industry in the United States. In 2018 we refined our healthcare focus by identifying two target markets: (i) healthcare providers (hospitals, hospital systems and the United States Veterans Health Administration) and (ii) healthcare payer market (insurance companies and insurance brokers).  In 2019 we further refined our two products (Encounter and Navigate) to align with our two target markets and focused our development efforts on integration with two major Electronic Medical Records providers - Cerner and EPIC.

Both markets are targeted with a diversified sales workforce that includes direct sales and resellers ("channel partners").

RESULTS OF OPERATIONS

Highlights

In both May of 2018 and 2019 the Company granted significant number of stock options to its employees, 4,690,778 and 6,193,980, respectively .  As a result, our share based compensation increased from $1,039,507 in the nine month period ended September 30 2018 Period to $2,533,107 in the nine month period ended September 30 2019.  Stock based compensation impacted every operating expense category.

Comparison of the three Months Ended September 30, 2019 (the "2019 Period") to the three Months Ended September 30, 2018 (the "2018 Period).

	Three Months ended September 30, 2019	Three months ended September 30, 2018	Increase (Decrease) $	Increase (Decrease) %
Revenue	$646,255	$525,659	$120,596	23%
Cost of Revenue	274,499	200,616	73,883	37%
Gross Profit	371,756	325,043	46,713	14%

Sales and Marketing	257,947	426,620	(168,673)	-40%
Research and Development	747,528	471,486	276,042	59%
General and Administrative	927,315	618,811	308,504	50%

Interest Expense	$1,294,461	$986,956	$307,505	31%

Revenue increased by $120,596 or 23%.  The increase in revenue is primarily attributable to new customers acquired during 2018 and 2019.

Cost of Revenue increased by $73,883 or 37%.  The increase is predominantly due to work on a services contract with a U.S. government agency.

Gross Profit increased by $46,713 or 14% driven by increase in revenue.

Sales and Marketing expense decreased by $168,673 or 40%.  This decrease is primarily attributable to decrease in personnel costs of $109,0000 due to decrease in the size of the internal sales team, in favor of expansion of a channel sales strategy.  A decrease of $33,000 is attributable to decrease in marketing campaigns and $12,000 decrease in professional services.

Research and Development expense increased by $276,042 or 59%.  This increase is largely attributable to the following:

(i) our personnel and recruiting fees increased by approximately $180,000 as we have been expanding our team's ability to develop new Blueprints.

(ii) our share based compensation increased by approximately $117,000.

General and Administrative expense increased by $308,504 or 50%.  The increase is primarily attributable to $269,000 increase in share based compensation, and minor increases in rent expense and board member compensation.

Interest Expense increased by $307,505 or 31%.  The increase is due to increase in face value of the debt and increase in amortization of debt discount from newly issued convertible debt.

Comparison of the nine Months Ended September 30, 2019 (the “2019 Period”) to the nine Months Ended September 30, 2018 (the “2018 Period”).

	Nine months ended September 30, 2019	Nine months ended September 30, 2018	Increase (Decrease) $	Increase (Decrease) %
Revenue	$2,180,298	$1,543,400	$636,898	41%
Cost of Revenue	809,423	546,036	263,387	48%
Gross Profit	1,370,875	997,364	373,511	37%

Sales and Marketing	1,064,851	1,110,350	(45,499)	-4%
Research and Development	2,055,797	1,238,977	816,820	66%
General and Administrative	2,630,953	1,816,216	814,737	45%

Interest Expense	$3,575,051	$3,092,379	$482,672	16%

Revenue increased by $636,898 or 41%.  The increase in revenue is primarily attributable to new customers acquired during 2018 and 2019.

Cost of Revenue increased by $263,387 or 48%.  The increase is predominantly due to work on a services contract with a U.S. government agency.

Gross Profit increased by $373,511 or 37% driven by increase in revenue.

Sales and Marketing expense decreased by $45,499 or 4%.  An increase of $165,000 is attributable to an increase in share based compensation, offset by decrease of $176,000 attributable to decrease in size of our internal sales team and associated sales travel in favor of expansion of channel sales strategy.  A decrease of $40,000 is attributable to decrease in marketing tradeshow and campaign expense.

Research and Development expense increased by $816,820 or 66%.  This increase is largely attributable to the following:

(i)
personnel expense, including outsourced contractors and recruiting, increased by approximately $345,000, as we have been expanding our team's ability to develop functionality in Encounter and Navigate solutions.

(ii)
our share based compensation increased by $408,000.

General and Administrative expense increased by $814,737 or 45%.  The increase is attributable to:

(i)
increase of $846,000 was due to increase in share based compensation.

(ii)
increase of $32,000 was due to increase in rent expense due to renewal of our office lease for another 5 year period.

(iii)
offsetting decrease in personnel compensation of approximately $80,000.  During the 2018 period we incurred $100,000 expense related to severance payments to former CEO.

Interest Expense increased by $482,672 or 16%.  The increase is due to increase in non-cash interest component resulting from amortization of debt discount by approximately $285,000. Remainder of the increase is attributable to increase in face value of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended September 30, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, we engaged a third party consultant to assist us with our non-operational accounting functions as well as engaged an accounting firm to assist us with technical accounting issues. We believe these efforts have remediated any weaknesses that may have existed in prior periods resulting for limited resources being devoted to and segregation of duties around evaluation of complex and infrequent accounting matters. Except as set forth in the preceding sentence, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2019 without registration under the Securities Act:

Between July 1, 2019 and September 30, 2019 we issued several subordinated notes to a related party in the amount of $830,000.  These notes have an interest rate of 8% and mature on November 14, 2020.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

November 12, 2019	By:	/s/ Randy Tomlin
Randy J. Tomlin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

November 12, 2019	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)