Form 10-K
period 2019-12-31
MobileSmith, Inc.
filed 2020-03-24
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $16.0 million (based on the closing sale price of $1.85 per share on such date).

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 23, 2020 was 28,320,489.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	21

Item 11.	Executive Compensation	21

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21

Item 13.	Certain Relationships and Related Transactions, and Director Independence	21

Item 14.	Principal Accounting Fees and Services	21

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

Principal Products and Services

MobileSmith provides  procedure management assistance and  operational improvement patient/member-facing mobile application services to the healthcare industry.

During 2018 we refined our healthcare offering and redefined our product - a suite of e-health mobile solutions, that consists of a catalog of ready to deploy mobile app solutions (App Blueprints) and support services.

In 2019 we consolidated our current solutions under a single integrated offering branded Peri™. Peri™ is a cloud-based surgical and clinical procedure application architected to accomplish the following :

- Run on a platform integrated with future MobileSmith applications;

- Incorporate MobileSmith developed or licenses healthcare service applications;

- Securely link those services to Electronic Medical Records (EMR) platforms;

- Produce a mobile app based set of pre and postoperative instructions (which we refer to as Clinical Pathways), that establishes a direct two-way clinical procedure management process between a patient and a healthcare provider and by doing so improves patient engagement for the benefit of the patient and improves clinical outcomes measured in procedure cancellations and  post procedure readmissions for the benefit of a provider.

From time to time we have provided custom software development services.  Such services are not core to our business model and will likely decrease in significance in the future.

Target Market and Sales Channels

During 2017 we completed a strategic shift and focused our business and research and development activities primarily on the Healthcare industry in the United States. In 2018 we refined our healthcare focus by identifying two target markets: (i) healthcare providers (including hospitals, hospital systems and the United States Veterans Health Administration) and (ii) healthcare payer market (including insurance companies and insurance brokers).

Both markets are targeted with a diversified sales workforce that includes direct sales and resellers, such as channel partners.

Principal Customers

In 2018 no single customer of ours comprised more than 10% of our recognized aggregate revenue.  During 2019 we increased our services to a government agency and the revenue from that relationship comprised 17% of our recognized aggregate revenue.  Such services are not core to our business model and will likely decrease in significance in the future.

Research and Development

During 2017 and 2018 we focused our technological and design efforts on our Blueprint features, that dominated our offering to healthcare providers in 2019  (Blueprint is a fully customizable pre-built app targeting specific healthcare related business function or health condition).

During 2019 we invested heavily in development of our Peri™ solution, which was introduced to the market during the year.

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

Intellectual Property

During 2014, we stopped pursuing the majority of our patent applications as we determined that the cost of pursuing them is greater than the potential protection provided by them.  Since then we have been granted one patent associated with our technology.

We also have several trademarks registered and pending with the U.S. Patent and Trademark Office. These trademarks cover certain brand names of our offerings.

Employees

As of December 31, 2019, we had 26 full time employees and no part-time employees. None of our employees are subject to collective bargaining agreements.

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

Our currently outstanding convertible promissory notes issued under the convertible note facilities (collectively, the "Notes") and subordinated promissory note, as of the date of this Annual Report on Form 10-K  (this "Form 10-K") aggregate approximately $47.4 million, come due in November 2020.  In addition, we have an outstanding Loan and Security Agreement (the “LSA”) with Comerica Bank in the amount of $5,000,000, which matures in June of 2020 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with a renewed term expiring on May 31, 2020, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the filing date of this Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Unless we can defer payment on the notes or such notes are converted into our common stock, of which no assurance can be provided, we will need to find other sources of funding to pay the amounts that are scheduled to come due in November 2020. We also have no commitment from any other funding source should UBS elect to not renew the letter of credit.

Furthermore, the amounts under the LSA as well as approximately $20.5 million under the Notes, are secured by a lien on our assets. A default by us under these Notes or the LSA would enable these creditors to foreclose on our assets. Additionally, the non-renewal of the letter of credit securing the UBS note, which is currently scheduled to expire on May 31, 2020, would also trigger an event of default under the LSA as well as the outstanding notes. Any foreclosure could force us to substantially curtail or cease our operations.

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

We have not yet achieved positive cash flows from operations, and our main source of operating funds is the sale of notes under two convertible note facilities that we implemented and through issuance of subordinated promissory notes. See Item 7, “Management’s Discussion and Analysis “Liquidity and Capital Resources”. Since November 2007 and through the date of this Form 10-K, we have raised approximately $61.7 million through these note facilities and we have the ability to raise up to an additional $15.4 million under such facilities from existing note holders and others upon request and with the consent of the noteholders. However, no assurance can be provided that we will in fact be able to raise needed amounts through the facilities or through any other sources on commercially reasonable terms. If financing through the note facilities becomes unavailable, we will need to seek other sources of funding.  The inability to raise additional funds when needed on terms acceptable to us, whether through the note facilities or otherwise, may have a material adverse effect on our operations.

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

Cherry Bekaert LLP, our independent registered public accounting firm, has expressed substantial doubt in its report included within this Form 10-K about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity, which are described in the first risk factor above. This report could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan and, we may have to liquidate our business, which may result in the loss of your entire investment. You should consider our independent registered public accounting firm’s report when determining if an investment in us is suitable.

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

Our business is currently dependent on the success of a single product, Peri® offering.

Our business model is dependent on the commercial success of Peri™. Our future financial performance and revenue growth will depend on acceptance by the market of our product.  If the market does not accept Peri™ as a viable product to address the market’s needs, it will have a materially adverse impact on our business.

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

Mr. Avy Lugassy controls Grasford Investments Ltd. (“Grasford”). As of December 31, 2019, Grasford holds 10,054,045 , or 35.6%, of the Company’s issued and outstanding common stock and approximately $12.1 million in aggregate principal amount of our promissory notes, which are currently convertible at the election of the holder into additional 8,444,952 shares of common stock. Being a significant owner of our company, Mr. Lugassy may exercise significant influence on our operations through his ability to vote his shares.

In addition, as of the date of this report, Union Bancaire Privée (“UBP”) holds 7,167,832, or 25.4% of  the Company’s issued and outstanding common stock and approximately $28.6 million in aggregate principal amount of the Notes convertible into additional 20,012,013 shares of common stock .. Because UBP may convert its Notes upon request, if UBP so converts, it would acquire a significant percentage of our shares of common stock and, like Grasford, would be able to exercise significant influence on the Company’s operations as a result.

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

The conversion price on our outstanding convertible promissory notes is fixed at $1.43 per share and on March 23, 2020 the closing price of our stock was $2.70 per share.  As of the date of this report, we have $43,080,000 of face value Notes outstanding convertible into 30,125,874 shares of common stock, which would more than double our current number of shares of common stock outstanding.  As we continue to issue more of the Notes, the number of conversion shares will increase.

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

None.

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

Year Ended December 31, 2018:	High	Low
First Quarter	$4.01	$1.00
Second Quarter	$2.50	$1.50
Third Quarter	$2.50	$1.30
Fourth Quarter	$2.50	$0.75

Year Ended December 31, 2019:
First Quarter	$1.90	$1.10
Second Quarter	$1.91	$1.01
Third Quarter	$1.90	$1.05
Fourth Quarter	$4.69	$1.00

As of March 23, 2020 there were 160 holders of record of shares of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes significant factors affecting the operating results, financial condition and liquidity of MobileSmith for the two-year period ended December 31, 2019. This discussion should be read in conjunction with the financial statements and notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and the more detailed discussion and analysis of our financial condition and results of operations in conjunction with the risks described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Overview of Financing Activities and Sources of Cash

From November 14, 2007 and through the date of this Form 10-K, we have financed our working capital deficiency primarily through the issuance of convertible promissory notes under two convertible note facilities and subordinated promissory notes to related parties. The first, established in November 2007, is evidenced by the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “2007 NPA”) and the second, established in December 2014, is evidenced by the unsecured Convertible Subordinated Note Purchase Agreement (the “2014 NPA”); together with the 2007 NPA, (the “Convertible Note Facilities”) with Union Bancaire Privée, UBP SA ("UBP").   All references in this filing to “2007 NPA Notes” will mean notes issued under the  2007 NPA and all references to “2014 NPA Notes" will mean notes issued under the 2014 NPA.  All references to the Convertible Notes will mean any convertible note or notes issued either under 2007 or 2014 NPAs.  All references to Subordinated Promissory Notes will mean any subordinated note or notes, as defined under Subordinated Promissory Notes, Related Parties in "Debt" footnote in ITEM 8. Financial Statements and Supplementary Data.

From November 14, 2007 and through December 10, 2014, we have financed our working capital deficiency primarily with the issuance of Notes under the 2007 NPA.   On December 11, 2014 the Company entered into the 2014 NPA and issued its first 2014 NPA Note to UBP.  We intend to primarily use our 2014 NPA for future issuances of convertible notes.

In June of 2018 we extended maturity of both the 2007 and 2014 NPA Notes from November of 2018 to November of 2020, which lengthened the period over which the debt discount is amortized.

During 2019, we borrowed a total of $3,160,000 under the 2014 NPA.  The aggregate balance of the amounts outstanding under the Convertible Notes Facilities as of December 31, 2019 was $39,841,172, net of $1,238,828 discount.

Amounts outstanding under the 2007 NPA are secured by a lien on all our assets.

The table below summarizes the amounts outstanding under the Convertible Notes Facilities issued as of December 31, 2019 by NPA type:

Convertible Notes Type:	Balance
2007 NPA notes, net of discount	$20,405,588
2014 NPA notes, net of discount	19,435,584
Total convertible notes	$39,841,172

In addition, during 2019 we also borrowed a total of $2,993,250 through issuance of Subordinated Promissory Notes to related parties to finance our working capital shortfalls.  As of December 31, 2019 the total of such notes payable is $3,518,250.

Comerica LSA

We have an outstanding Loan and Security Agreement (the "LSA") with Comerica Bank pursuant to which $5,000,000 is outstanding with an original maturity date of June 9, 2016.  On June 8, 2018, the Company and Comerica Bank entered into Second Amendment to the LSA, which extended the maturity of the LSA to June 9, 2020.

The LSA is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) with a renewed term expiring on May 31, 2020, which term is automatically renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this Form 10-K, no such notice has been provided to us and we have not we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Comparison of Operating Results

Results of Operations

Highlights

In both 2018 and 2019 the Company granted a significant number of stock options to its employees and the board of directors, 5,057,758 and 7,533,980, respectively .  As a result, our share based compensation increased from $1,370,890 during the year ended December 31, 2018  to $3,471,568 during the year ended December 31, 2019.  This stock based compensation impacted every operating expense category of the Company.

			Increase (Decrease)
Category	Year ended December 31, 2019	Year ended December 31, 2018	$	%
Revenue	$2,801,708	$2,323,121	478,587	21%
Cost of Revenue	1,068,983	803,712	265,271	33%
Gross Profit	1,732,725	1,519,409	213,316	14%

Sales and Marketing	1,445,246	1,647,602	(202,356)	(12)%
Research and Development	2,771,003	1,693,970	1,077,033	64%
General and Administrative	3,629,622	2,378,381	1,251,241	53%

Interest Expense	4,894,233	4,138,030	756,203	18%

Revenue increased by $478,587, or 21%.  The increase in revenues is primarily attributable to increase in revenue from a single customer to who we provided custom development services.

Cost of Revenue increased by $265,271, or 33%.  An increase of $58,000 is attributable to increased license and use fees paid to our service partners, whose technology is integrated into our service offerings.  An increase of $188,000 is attributable to outsourced development costs associated with delivery of custom development services.  The remainder of the increase is attributable to the stock based compensation component of our delivery team personnel expense, offset by a decrease in amortization expense.

Gross Profit increased by $213,316, or 14%.  This increase is primarily attributed to increase in revenue as mentioned above, offset by increases in service delivery expenses.

Sales and Marketing expense decreased by $202,356, or 12%.  A reorganization of the sales and marketing team resulted in a decrease in personnel expense of $211,000 and a decrease in travel related expenses by approximately $100,000.  Expenses related to campaigns and tradeshows decreased by approximately $122,000. Stock based compensation for sales and marketing employees increased by approximately $240,000.

Research and Development expense increased by $1,077,033, or 64%.  An increase of approximately $554,000 is attributable to increase in stock based compensation.  Payroll expense increased by approximately $364,000 as we invested heavily in development of Peri®, and recruiting expenses increased by $95,000 as we compete for top talent in a highly competitive labor market for software engineers and developers.  Additional increases are due to increase in technology related expenses and travel.

General and Administrative expense increased by $1,251,241, or 53%. An increase of approximately $1,220,000 is attributable to increased stock based compensation of the executive team and board of directors.   Rent expense increased by approximately $26,000.  Travel costs associated with the executive team and board of directors travel activities increased by approximately $25,000.  The expenses were offset by decreases in payroll expenses and other minor expense categories.

Interest expense increased by $756,203 or 18%.  The cash portion of interest expense increased by $324,000 due to an increase in average face value of our debt.  The non-cash portion of interest expense increased by approximately $434,000 due to debt discount amortization as a result of increases in the beneficial conversion feature discount associated with debt issuances.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations are the sale of our convertible promissory notes issued under our convertible note facilities and subordinated promissory notes to related parties. We need to continue to rely on these sources until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional issuances of Notes, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 months from the date of this report.  Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available to us on acceptable terms, if at all. Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

During 2019, the Company raised gross proceeds of $3,160,000 from the private placement to UBP under 2014 NPA and $2,993,250 through issuance of subordinated promissory notes to related parties.  Subsequent to December 31, 2019 and through the date of this report, the Company issued additional 2014 NPA Notes to in the amount of $2,000,000 and $1,045,000 of subordinated promissory notes to related parties.

Nonetheless, there are factors that can impact our ability to continue to fund our operating the next twelve months. These include:

●	Our ability to expand revenue volume during the COVID-19 pandemic, when healthcare systems concentrate their efforts on emergency services and may postpone other initiatives;

●	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	Our continued need to reduce our cost structure while simultaneously expanding the breadth of our business, enhancing our technical capabilities, and pursing new business opportunities;

●	Our ability to raise capital amidst global economic downturn associated with COVID-19 pandemic.

In addition, if UBS were to elect to not renew the irrevocable letter of credit beyond May 31, 2020, the currently scheduled expiration date, then such non-renewal will result in an event of default under the LSA, at which time all amounts outstanding under the LSA of approximately $5 million will become due and payable. Currently, the letter of credit is automatically extended for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  As of the filing date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Additionally, all notes issued under the 2007 and 2014 NPAs and subordinated promissory notes mature on November 14, 2020 and the Comerica LSA matures on June 9, 2020.  The Company is actively working with the debt holders to extend the maturity of both Notes and the LSA.

Uses of Cash

During the year ended December 31, 2019, we used in operating activities approximately $8.6 million of cash, which was offset by $2.3 million in cash collected from our customers, netting approximately $6.3 million of net cash used in operating activities.  Approximately $3.5 million of this amount was used to pay interest payments on the convertible promissory notes, subordinated promissory notes and bank debt; approximately $3.4 million for personnel, benefits and related costs; approximately $278,000 was used for non-payroll related sales and marketing efforts, such as tradeshows, marketing campaigns, industry research, public relations consulting and other outsourced sales enablement activities, approximately $677,000 was used for outsourced delivery and for software development contractors,   approximately $860,000 was used for other non-payroll general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

During the year ended December 31, 2018, we used in operating activities approximately $7.5 million of cash, which was offset by $2.6 million in cash collected from our customers, netting approximately $4.9 million of net cash used in operating activities.  Approximately $2.6 million of this amount was used to pay interest payments on the convertible notes and bank debt; approximately $3.3 million for personnel, benefits and related costs; approximately $687,000 was used for non-payroll related sales and marketing efforts, such as tradeshows, marketing campaigns, industry research, PR consulting and other outsourced sales enablement activities  and approximately $872,000 was used for other non-payroll development and general and administrative expenses, which included among other things: infrastructure costs, rent, insurance, legal, professional, compliance, and other expenditures.

Capital Expenditures and Investing Activities

Our capital expenditures are limited to the purchase of new office equipment and new mobile devices that are used for testing.  Cash used for investing activities was not significant and we do not plan any significant capital expenditures.

Going Concern

Our independent registered public accounting firm has issued an emphasis of matter paragraph in their report included in this Form 10-K in which they express substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, extend payment terms, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

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

Revenue Recognition and Deferred Revenue

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
●
App Build and Managed Services;
●
Custom development work.

The majority of the Company’s contracts are for subscription to a catalog of mobile App Blueprints, hosting of the deployed apps and related services. Custom work for specific deliverables is documented in the statements of work. Customers may enter into subscription and various statements of work concurrently or consecutively. Most of the Company’s performance obligations are not considered to be distinct from the subscription to Blueprints, hosting of deployed apps and related services and are combined into a single performance obligation except for some custom development work which is capable of being distinct. New statements of work and modifications of contracts are reviewed each reporting period and significant judgment is applied as to nature and characteristics of the new or modified performance obligations on a contract by contract basis.

Revenue Recognition: Transaction Price of the Contract and Satisfaction of Performance Obligations
The transaction price of the contract is an aggregate amount of consideration payable by customer for delivery of contracted services. Transaction price is impacted by the terms of a contracted agreement with the customer. Such terms range from one to three years.  The transaction price may include a significant financing component in instances where Company offers discounts for accelerated payments on the long-term contracts.  A significant financing component is recorded in other assets and is amortized as interest expense in the Company’s statement of operations over the term of the contract.

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

The full transaction price of the contract may be billed in its entirety or in agreed upon installments.  Billed transaction price in excess of revenue recognized results in the recording of a contract liability.  Unbilled portion of transaction price represents contracted consideration receivable by the Company that was not yet billed.

Incremental Costs of Obtaining a Contract
The Company’s incremental costs of obtaining a contract include sales commissions and are recognized as other assets on the balance sheet for the contracts with a term exceeding 12 months. These costs are amortized through the term of the contract and are recorded as sales and marketing expense. As of December 31, 2019 the Company’s other assets include approximately $25,000 of such costs.

Contract Liabilities
A new contract liability is created every time the Company records receivables due from its customers and has not satisfied the requirements to recognize revenue. Contract liability represents Company’s obligation to transfer services for which the Company has already invoiced.  Most of the contract liabilities will be recognized in revenue over a period of 12 to 36 months.

Share-Based Compensation
The Company measures share-based compensation cost at the grant date based on the fair value of the award. The Company recognizes compensation cost on a straight-line basis over the requisite service period. The requisite service period is generally three years.  The Company accounts for forfeitures as they occur.  The Company uses the simplified method allowed by SAB 107 for estimating expected term of the options in calculating the fair value of the awards that have a term of more than 7 years because the Company does not have reliable historical data on exercise of its options.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Report of Independent Registered Public Accounting Firm

    To the Board of Directors and Stockholders MobileSmith, Inc.
Raleigh, North Carolina

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MobileSmith, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases. See Note 2 for additional information.

Going Concern Uncertainty
These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2009. Raleigh, North Carolina

March 24, 2020

MOBILESMITH, INC.
CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2019	2018
ASSETS
Current Assets
Cash And Cash Equivalents	$71,482	$267,290
Restricted Cash And Cash Equivalents	243,485	239,611
Accounts Receivable, Net of Allowance for Doubtful Accounts of $5,250 and $10,000, respectively	109,187	271,387
Prepaid Expense and Other Current Assets	75,489	125,798
Total Current Assets	499,643	904,086

Property and Equipment, Net	29,368	45,012
Capitalized Software, Net	5,470	64,352
Operating Lease Right-of-Use Asset	674,338	-
Total Assets	$1,208,819	$1,013,450

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$242,249	$166,681
Interest Payable	1,834,694	1,584,794
Other Liabilities And Accrued Expenses	263,889	307,811
Operating Lease Liability Current	149,525	-
Contract With Customer Liability Current	1,051,271	1,476,725
Bank Loan	5,000,000	-
Subordinated Promissory Notes, Related Parties	3,518,250	-
Convertible Notes Payable, Related Parties, Net of Discount	39,230,432	-
Convertible Notes Payable, Net of Discount	610,740	-
Total Current Liabilities	51,901,050	3,536,011

Bank Loan	-	5,000,000
Subordinated Promissory Notes, Related Parties	-	525,000
Convertible Notes Payable, Related Parties, Net of Discount	-	35,740,085
Convertible Notes Payable, Net of Discount	-	610,740
Deferred Rent	-	35,287
Operating Lease Liability Noncurrent	593,994	-
Contract with Customer Liability Noncurrent	28,100	226,270
Total Liabilities	52,523,144	45,673,393

Commitments and Contingencies (Notes 4, 5, 11)
Stockholders' Deficit
Preferred Stock Value, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at December 31, 2019 or 2018	-	-
Common Stock Value, $0.001 Par Value, 100,000,000 Shares Authorized at December 31, 2019 and 2018; 28,271,598 Shares Issued and Outstanding at December 31, 2019 and 2018	28,272	28,272
Additional Paid-in Capital	118,431,878	114,082,897
Accumulated Deficit	(169,774,475)	(158,771,112)
Total Stockholders' Deficit	(51,314,325)	(44,659,943)
Total Liabilities and Stockholders' Deficit	$1,208,819	$1,013,450
The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended
	December 31, 2019	December 31, 2018
REVENUES:
Subscription and Support	$2,319,514	$2,198,519
Services and Other	482,194	124,602
Total Revenues	2,801,708	2,323,121

COST OF REVENUES:
Subscription and Support	754,743	751,285
Services and Other	314,240	52,427
Total Cost of Revenues	1,068,983	803,712

GROSS PROFIT	1,732,725	1,519,409

OPERATING EXPENSES:
Sales and Marketing	1,445,246	1,647,602
Research and Development	2,771,003	1,693,970
General and Administrative	3,629,622	2,378,381
Total Operating Expenses	7,845,871	5,719,953
LOSS FROM OPERATIONS	(6,113,146)	(4,200,544)

OTHER INCOME (EXPENSE):
Other Income	1,843	3,827
Interest Expense, Net	(4,894,233)	(4,138,030)
Total Other Expense	(4,892,390)	(4,134,203)

NET LOSS	$(11,005,536)	$(8,334,747)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(0.39)	$(0.29)

Weighted-Average Number Of Shares Used In Computing Net Loss Per Common Share:	28,271,598	28,271,598

  The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(11,005,536)	$(8,334,747)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	74,526	161,424
Provision for Doubtful Accounts	4,750	10,000
Amortization of Debt Discount	1,207,760	773,877
Share Based Compensation	3,471,568	1,370,890
Changes in Assets and Liabilities:
Accounts Receivable	157,450	(20,984)
Prepaid Expenses and Other Assets	50,309	61,509
Accounts Payable	75,568	44,912
Contract with Customer Liability	(623,624)	264,454
Operating Lease Right-of-use Asset	174,133	-
Operating Lease Liability	(138,066)	-
Accrued and Other Expenses	228,569	801,074
Net Cash Used in Operating Activities	(6,322,593)	(4,867,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Acquire Property and Equipment	-	(9,499)
Net Cash Used in Investing Activities	-	(9,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Subordinated Promissory Notes, Related Parties	2,993,250	525,000
Proceeds From Issuance of Convertible Notes Payable, Related Parties	3,160,000	4,715,000
Repayments of Financing Lease Obligations	(22,591)	(34,865)
Net Cash Provided by Financing Activities	6,130,659	5,205,135

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(191,934)	328,045
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	506,901	178,856
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$314,967	$506,901

Composition of Cash, Cash Equivalents and Restricted Cash Balance:
Cash and Cash Equivalents	$71,482	$267,290
Restricted Cash	243,485	239,611
Total Cash, Cash Equivalents and Restricted Cash	$314,967	$506,901

Supplemental Disclosures of Cash Flow Information:
Operating Lease Payments	$172,809	$-
Cash Paid During the Period for Interest	$3,451,266	$2,629,518

Non-Cash Investing and Financing Activities:
Adoption of ASC 842 - Operating Lease Right-Of-Use Asset and Lease Obligations	$883,634	$-
Recorded Debt Discount Associated with Beneficial Conversion Feature	$877,413	$1,850,035
Conversion of Note Payable into Common Shares	$-	$5,075,000

The accompanying notes are an integral part of these consolidated financial statements.

MOBILESMITH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock
	Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Totals
BALANCES, DECEMBER 31, 2017	24,722,647	$24,723	$105,795,621	$(150,501,642)	$(44,681,298)
Equity-Based Compensation			1,370,890	-	1,370,890
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			1,850,035	-	1,850,035
Conversion of Notes Payable to Common Stock	3,548,951	3,549	5,066,351	-	5,069,900
Cumulative Adjustment Related To Adoption Of Topic 606 Revenue With Customers			-	65,277	65,277
Net Loss			-	(8,334,747)	(8,334,747)
BALANCES, DECEMBER 31, 2018	28,271,598	$28,272	$114,082,897	$(158,771,112)	$(44,659,943)

Equity-Based Compensation			3,471,568	-	3,471,568
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			877,413	-	877,413
Cumulative Adjustment Related To Adoption Of ASC842 Guidance On Accounting For Leases			-	2,173	2,173
Net Loss			-	(11,005,536)	(11,005,536)
BALANCES, DECEMBER 31, 2019	28,271,598	$28,272	$118,431,878	$(169,774,475)	$(51,314,325)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1. SUMMARY OF BUSINESS AND DESCRIPTION OF GOING CONCERN

Description of Business and Going Concern

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013.  The same year the Company focused exclusively on development of do-it-yourself customer facing platform that enabled organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code.  During 2017 the Company concluded that it had its highest rate of success with clients within the Healthcare industry and concentrated its development and sales and marketing efforts in that industry.  During 2018 we further refined our Healthcare offering and redefined our product - a suite of e-health mobile solutions that consist of a catalog of ready to deploy mobile app solutions (App Blueprints) and support services.  In 2019 we consolidated our  current solutions under a single offering branded Peri™. Peri™ is a cloud-based surgical and clinical procedure  application architected to accomplish the following :

- Run on a platform integrated with future MobileSmith applications;
- Incorporate MobileSmith developed or licensed healthcare service applications;
- Securely link those services to Electronic Medical Records ("EMR") platforms; and
- Produce a mobile app based set of pre and postoperative instructions (which we refer to as Clinical Pathways), that establish a direct two-way clinical procedure management process between a patient and a healthcare provider and by doing so improves patient engagement for the benefit of the patient and improves clinical outcomes measured in procedure cancellations and  post procedure readmissions for the benefit of a provider.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2019 and 2018, the Company incurred net losses, as well as negative cash flows from operations, and at December 31, 2019 and 2018, had deficiencies in working capital.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. Since November 2007, the Company has been funding its operations, in part, from the proceeds of the issuance of notes under a convertible secured subordinated note purchase agreement facility which was established in 2007 (the "2007 NPA"), an unsecured convertible subordinated note purchase agreement facility established in 2014 (the "2014 NPA") and subordinated promissory notes to related parties.

As of December 31, 2019, the Company had $41,080,000 of combined face value outstanding under the 2007 and 2014 NPAs.  The Company is entitled to request additional notes in an amount not exceeding $17,945,000, subject to the terms and conditions specified in these facilities. There can be no assurance that the Company will in fact be able to raise additional capital through these facilities or even from other sources on commercially acceptable terms if at all.     The Notes under 2007 and 2014 NPA and subordinated promissory notes to related parties mature in November of 2020 and the Comerica LSA matures in June of 2020. The Company management is actively negotiating extension of maturity on the 2007 and 2014 NPAs and  subordinated promissory notes with related parties by at least two years and refinancing of Comerica LSA by extending its maturity.  As such, there is substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  The Federal Deposit Insurance Corporation ("FDIC") covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

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

●
App Build and Managed Services; and

●
Custom development work.

The majority of the Company’s contracts are for a subscription to a catalog of mobile App Blueprints, and hosting of the deployed apps and related services. Custom work for specific deliverables is documented in statements of work or separate contracts. Customers may enter into subscription and various statements of work concurrently or consecutively. Most of the Company’s performance obligations are not considered to be distinct from the subscription to Blueprints, hosting of deployed apps and related services and are combined into a single performance obligation except for certain custom development work which is capable of being distinct. New statements of work and modifications of contracts are reviewed each reporting period and significant judgment is applied as to nature and characteristics of the new or modified performance obligations on a contract by contract basis.

Revenue Recognition: Transaction Price of the Contract and Satisfaction of Performance Obligations
The transaction price of the contract is an aggregate amount of consideration payable by customer for delivery of contracted services. The transaction price is impacted by the terms of a contracted agreement with the customer. Such terms range from one to three years.  The transaction price excludes  any marketing or sales discounts or  any future renewal periods, unless the renewal periods represent a material right given to customer to extend the agreement. The transaction price may include a significant financing component in instances where the Company offers discounts for accelerated payments on the long-term contracts.  Significant financing components are recorded in other assets and amortized as interest expense in the Company’s Statement of Operations over the term of the contract.

The transaction price is predominantly allocated to a single performance obligation of access to the Blueprints, hosting and related services and, to a lesser degree, allocated between the access and other distinct performance obligations based on the stand-alone selling price. The subscription revenue is then recognized over time over the term of the contract, using the output method of time elapsed. Other performance obligations identified are evaluated based on the specific terms of the agreement are usually recognized at a point in time upon delivery of a specific documented output. Management believes that such chosen methods faithfully depict satisfaction of the Company performance obligations and transfer of benefit to the customers.

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

Incremental Costs of Obtaining a Contract
The Company’s incremental costs of obtaining a contract include sales commissions.  Sales commissions are recognized as other assets on the balance sheet for the contracts with a term exceeding 12 months. These costs are amortized through the term of the contract and are recorded as sales and marketing expense. As of December 31, 2019 the Company’s other assets include approximately $25,000 of such costs.

Contract Liabilities
A new contract liability is created every time the Company records receivables due from its customers. The contract liability represents the Company’s obligation to transfer services for which the Company has already invoiced.  Most of the contract liabilities will be recognized in revenue over a period of 12 to 36 months.

Customer Credit Risk
Most of the Company's receivables (billings) are collected within 30-45 days.  The majority of the Company's customers are healthcare organizations, which historically have had low credit risk.

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

During 2012, the Platform was substantially completed. During 2013, the Company’s development efforts became more driven by market requirements and rapidly changing customers’ needs. As a result, the Company’s development team adopted iterative approach to software development (the "agile methodology"). Due to agile methodology short development cycles and focus on rapid production, the Company ceased capitalizing software development costs mid-way through 2013 as the documentation produced under the agile methodology did not meet requirements necessary to establish technological feasibility. No development costs were capitalized in 2019 or 2018 and the Company does not expect to capitalize substantial development costs in the future.

Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets every reporting period or whenever events and circumstances indicate that the value may be impaired.

Advertising Costs
Advertising costs consist primarily of industry related tradeshows and marketing campaigns. Advertising costs are expensed as incurred, or the first time the advertising takes place, applied consistently based on the nature of the advertising activity. The amounts related to advertising during the years ended December 31, 2019 and 2018 were $234,203 and $404,882, respectively.

Share-Based Compensation
The Company measures share-based compensation cost at the grant date based on the fair value of the award. The Company recognizes compensation cost on a straight-line basis over the requisite service period. The requisite service period is generally three years.  The Company accounts for forfeitures as they occur.

The Company uses the simplified method allowed by SAB 107 for estimating expected term of the options in calculating the fair value of the awards that have a term of more than 7 years because the Company does not have reliable historical data on exercise of its options.  The simplified method was used for options granted in 2018 and 2019.

The fair value of option grants under the Company’s equity compensation plan during the years ended December 31, 2019 and 2018 was estimated using Black-Scholes pricing model using the following weighted-average assumptions :

	2019	2018
Dividend yield	0.00%	0.00%
Expected volatility	112%	108.48%
Risk-free interest rate	2.12%	2.75%
Expected lives (years)	6	6.5

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

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board ("FASB") announced Accounting Standards Update ("ASU") 2018-07 Compensation-Stock Compensation ("Topic 718"): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company elected to adopt ASU 2018-07 as of January 1, 2018.

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

In February 2016, the  FASB established Topic 842, Leases, by issuing ASU 2016-02, which requires companies to recognize leases the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The new standard was effective and adopted by us on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.

 As a result we did not restate the prior period presented in the Financial Statements.

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

●
Financing lease right-of-use assets (formerly capital lease assets) have been and will continue to be included within Property and Equipment.  Capital lease liabilities previously included in Short-term capital lease obligations and Long-term capital lease obligations were reclassified to Other Liabilities and Accrued Expenses in our Balance Sheet.

●
The right-of-use asset for operating lease is based on the lease liability adjusted for the reclassification of deferred rent, which we remeasured at adoption due to the application of hindsight to our lease term estimates. Deferred rent will no longer be presented separately.

●
Certain line items in the Statements of Cash Flows and  have been renamed to align with the new terminology presented in the new standard; “Repayment of capital lease obligations” is now presenting as “Repayments of financing lease obligations”. In the “Operating Activities” section of the Statements of Cash Flows we have added “Operating lease right-of-use asset” and “Operating lease liability” which represent the change in the operating lease asset and liability, respectively. Additionally, in the “Supplemental disclosure of cash flow information” section of the Statements of Cash Flows we have added “Operating lease payments,” and in the “Noncash investing and financing activities” section we have added “Operating lease right-of-use assets obtained in exchange for lease obligations.”

●
In determining the discount rate used to measure the right-of-use asset and lease liability, we use rates implicit in the lease, or if not readily available, we use our incremental borrowing rate. Our incremental borrowing rate of 8% is based on the rate on our debt.

The following tables summarize the current period impacts of adopting Topic 842  on our Financial Statements as of January 1, 2019:

	Beginning Balance	Cumulative Effect Adjustment	Beginning Balance, As Adjusted
Assets
Operating Lease Right-of-Use Asset	$-	$883,634	$883,634

Liabilities and Stockholders' Deficit
Operating Lease Liabilities	-	881,585	881,585
Accumulated Deficit	$(158,771,112)	$2,173	$(158,768,939)

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

As of December 31, 2019 and 2018, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our bank loan, notes payable, and accounts payable approximate their carrying amounts.

3. PROPERTY AND EQUIPMENT AND CAPITALIZED SOFTWARE

Property and equipment:

	December 31, 2019	December 31, 2018

Equipment	$124,915	$162,799
Furniture and fixtures	89,580	89,580
Leasehold improvements	34,162	34,162
	248,657	286,541
Less accumulated depreciation	(219,289)	(241,529)
Property and equipment, net	$29,368	$45,012

Capitalized software:

	December 31, 2019	December 31, 2018

Capitalized software	$736,678	$736,678
Less accumulated amortization	(731,208)	(672,326)
Capitalized software, net	$5,470	$64,352

During the years ended December 31, 2019 and 2018, the Company recorded depreciation and amortization expense related to its property and equipment and capitalized software of $74,526 and $161,424, respectively.

4. DEBT

The table below summarizes the Company’s debt at December 31, 2019 and December 31, 2018:

Debt Description	December 31,	December 31,
	2019	2018	Maturity	Rate

Bank Loan	$5,000,000	$5,000,000	June 2020	6.10%
Convertible Notes - Related Parties, net of discount of $1,193,799 and $1,527,146, respectively	39,230,432	35,740,085	November 2020	8.00%
Convertible notes, net of discount of $45,029	610,740	610,740	November 2020	8.00%
Subordinated Promissory Notes, Related Parties	3,518,250	525,000	November 2020	8.00%
Total debt	48,359,422	41,875,825

Less: current portion of long term debt	48,359,422	-

Debt - long term	$-	$41,875,825

Bank Loan

The Company has an outstanding Loan and Security Agreement with Comerica Bank ("Comerica") dated June 9, 2014 (the "LSA") in the amount of $5,000,000, with original maturity of June 9, 2016.  On June 8, 2018, the Company and Comerica Bank entered into Second Amendment to the LSA, which extended the maturity of the LSA to June 9, 2020.  The LSA is secured by an irrevocable letter of credit ("SBLC") issued by UBS AG (Geneva, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2020, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.

The LSA with Comerica has the following additional terms:

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

Convertible Notes Overview

Since November 14, 2007 and through December 10, 2014, the Company financed its working capital deficiency primarily through the issuance of its notes of up to $33,300,000 in principal (the “2007 NPA Notes”) under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (the “2007 NPA”).   On December 11, 2014 the Company entered into an unsecured Convertible Subordinated Note Purchase Agreement, as amended (the “2014 NPA”) with Union Bancaire Privée, UBP SA ("UBP") a related party, for the sum of notes up to $40,000,000 in principal ("2014 NPA Notes").  At the request of the noteholder any amounts borrowed under the 2007 NPA and the 2014 NPA allow the principal amount to be converted to common shares at a conversion price of $1.43 per share.

On May 25, 2018, the Company and the holders of the majority of the aggregate outstanding principal amount of the 2014 NPA Notes and holders of the majority of the aggregate outstanding principal amount of the 2007 NPA Notes agreed to extend the maturity dates of these notes to November 14, 2020.  All other terms relating to the outstanding 2007 NPA Notes and the 2014 NPA Notes were not modified. The Company is entitled to utilize the amounts available for future borrowing under each of the 2007 NPA and the 2014 NPA through November 14, 2020.

As a result of the modification, any unamortized discount will be amortized into interest expense through the new maturity date of November 14, 2020.

During 2019, the Company borrowed an additional $3,160,000 under the 2014 NPA from UBP.    The market value of the Company’s common stock on the date of each issuance of the 2014 NPA Notes to UBP was higher than the conversion price, which resulted in a beneficial conversion feature totaling an aggregate $877,413 and a corresponding debt discount, which is being amortized into interest expense through the maturity date of the Notes.

During the year ended December 31, 2018 a total of $5,075,000 of notes were converted into 3,548,951 shares of Company's common stock at the stated conversion price of $1.43 per share.  Related party debt was $5,000,000 of the converted amount.

On October 30, 2018 following request from UBP, the Company simultaneously repaid $2,000,000 of  2014 NPA Notes and borrowed $2,000,000 by issuing  2007 NPA Notes in a cashless note exchange with UBP.

During 2019 the Company sold $2,993,250 of unsecured subordinated short term notes to related parties.  The notes mature in November of 2020 and have an interest rate of 8%.

In September of 2018 the Company changed the frequency of interest payments on its 2007 NPA Notes, 2014 NPA Notes and other subordinated related party notes payable from quarterly to twice per year in January and July of each year until maturity.

Convertible notes issued under 2014 NPA

The aggregate principal amount of  2014 NPA Notes that may be issued under the 2014 NPA is $40 million, of which $20,600,000 had been borrowed as of December 31, 2019.  The 2014 NPA Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, and are subordinated to the $5 million outstanding under the LSA with Comerica and to any promissory notes outstanding under the 2007 NPA.

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

Convertible notes issued under 2007 NPA

The aggregate principal amount of  2007 NPA Notes that may be issued under the 2007 NPA is $33,300,000, of which $20,480,000 had been borrowed as of December 31, 2019.  The 2007 NPA Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, and are subordinated to the $5 million outstanding under the LSA with Comerica.

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

The table below  summarizes convertible notes issued as of December 31, 2019 and 2018 by type:
	2019	2018
2007 NPA notes, net of discount	$20,405,588	$20,374,668
2014 NPA notes, net of discount	19,435,584	15,976,157
Total convertible notes, net of discount	$39,841,172	$36,350,825

Related Party Convertible Notes under 2007 and 2014 NPAs

Grasford Investments, Ltd. ("Grasford"), the Company’s largest stockholder, owns $12,076,282 in face value amount of 2007 NPA Notes as of December 31, 2019. Grasford is controlled by Avy Lugassy, one of the Company’s principal shareholders.

UBP owns $27,617,180 in combined face value of 2007 and 2014 NPA Notes as of December 31, 2019 and is considered a significant beneficial owner.

Crystal Management owns $730,769 in face value of 2007 NPA Notes as of December 31, 2019. Crystal Management is controlled by Doron Rotler, the third largest shareholder of the Company.

Subordinated Promissory Notes, Related Parties

The Company has issued subordinated notes to related parties to finance its shortfall in working capital.  The subordinated notes carry interest rate of 8% per year, which is paid twice a year.  The subordinated notes are unsecured and are subordinated to all other Company debt.  The subordinated notes mature in November of 2020.

Avy Lugassy, one of the Company's principal shareholders is a beneficial owner of the related parties holding the subordinated notes.

Interest

Interest expense for the year ended December 31, 2019 for convertible notes was $4,576,896, including amortization of discount of $1,207,759.

Interest expense for the year ended December 31, 2018 convertible notes was $3,818,657, including amortization of discount of $773,877.

Interest expense for subordinated promissory notes to related parties was $155,627 and $31,194  for the years ended December 31, 2019 and December 31, 2018, respectively.

5. COMMITMENTS AND CONTINGENCIES

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

6. STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2019, the Company had 28,271,598 shares of common stock outstanding. Holders of the Company’s shares of common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of $0.001 par value preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions applicable to such shares, including dividend rights, conversion rights, terms of redemption, and liquidation preferences, and to fix the number of shares constituting any series and the designations of such series. There were no shares of preferred stock outstanding at December 31, 2019 and 2018.

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

A summary of the status of the stock option issuances as of December 31, 2019 and 2018, and changes during the periods ended on these dates is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2017	2,658,247	$1.54	4.29	$654,701
Cancelled	(1,011,289)	1.70
Issued	5,057,758	1.95
Outstanding, December 31, 2018	6,704,716	$1.83	7.41	$765,927
Cancelled	(1,892,900)	1.52
Issued	7,533,980	1.66
Outstanding, December 31, 2019	12,345,796	1.73	8.3	$13,823,410
Vested and exercisable, December 31, 2019	4,120,173	$1.69	6.6	$4,776,994

Weighted-average grant-date fair values of options issued during 2019 and 2018 were $1.42 and $1.95, respectively.

At December 31, 2019, $12,318,525 of expense remains to be recorded related to all options outstanding.

Exercise prices for options outstanding as of December 31, 2019 ranged between $.90 and $2.00.

7. INCOME TAXES

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

The balances of deferred tax assets and liabilities are as follows:

	December 31, 2019	December 31, 2018
Net current deferred income tax assets related to:
Allowance for doubtful accounts	$1,000	$59,000
Depreciation and amortization	104,000	114,000
Deferred revenue	41,000	99,000
Stock-based compensation	53,000	60,000
Other	9,325	9,325
Net operating loss carryforwards	22,719,000	23,022,000
Total	22,927,325	23,333,325
Less valuation allowance	(22,927,325)	(23,333,325)
Net current deferred income tax	$-	$-

Under US GAAP, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 21% in 2019 and 2018) to loss before taxes as follows:

Tax benefit computed at statutory rate of 21%	$(2,311,162)	$(1,750,297)
State income tax benefit, net of federal effect	(132,066)	(100,017)
Permanent differences
Stock based compensation	770,688	304,339
Debt discount amortization	268,123	181,464
Other	(52,583)	2,323
Impact of change in state tax rate		3,317,028
Expiration of NOLs	1,863,000
Change in valuation allowance	(406,000)	(1,954,535)
Totals	$-	$-

As of December 31, 2019, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $104.7 million, of which $12.2 million will never expire and approximately $89.5 million will expire between 2020 and 2039. For state tax purposes, the NOL carryforwards expire between 2020 and 2034. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2019.

8. MAJOR CUSTOMERS AND CONCENTRATIONS

A customer that individually generates more than 10% of revenue is considered a major customer.

For the year ended December 31, 2019, one customer accounted for 16% of the Company’s revenue. Three customers accounted for 81% of the net accounts receivable balance as of December 31, 2019.  One vendor accounted for 30% of the accounts payable balance as of December 31, 2019.

For the year ended December 31, 2018, no customer accounted for more than 10% of the Company’s revenue. Four customers accounted for 76% of the net accounts receivable balance as of December 31, 2018.  Two vendors accounted for 22% of the accounts payable balance as of December 31, 2018.

9. EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of approximately $36,453 and $41,477 to the plan during 2019 and 2018, respectively.

10. DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 Customers (Measured By Amounts Billed)	$877,030	$787,386	$815,691	$356,871
All Other Customers	$1,344,054	$2,014,322	$1,790,387	$1,966,250
	$2,221,084	$2,801,708	$2,606,078	$2,323,121

As of December 31, 2019 the aggregate amount of the transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $2,400,326 of which $1,079,371 had been billed to the customers and recorded as a contract liability and $1,320,955 remained unbilled as of December 31, 2019.   The following table describes the timing of when the Company expects to recognize the revenue from the unsatisfied performance obligations.

	Billed (Contract Liability as of December 31, 2019)	Unbilled	Total
2020	$1,051,271	$731,044	$1,782,315
2021	28,100	469,709	497,809
2022	-	120,202	120,202
	$1,079,371	$1,320,955	$2,400,326

At January 1, 2019 the total contract liability balance was $1,673,521 (net of the Topic 606 adoption adjustment), of which $1,487,907 was recognized in revenue during the twelve months ended December 31, 2019.

11. LEASES

Leases (Topic 842) Disclosures

We are a lessee for a non-cancellable operating lease for our corporate office in Raleigh, North Carolina. We are also a lessee for a non-cancellable finance lease for a corporate vehicle and office furniture.  See Note 4 for disclosures regarding financing leases.  The operating lease for the corporate office expires on April 30, 2024.

The following table summarizes the information about operating lease:

Year Ended December 31, 2019
The following table summarizes the information about operating lease:
Operating lease expense	$203,974
Weighted Average Remaining Lease Term (Years)	4.25 years
Weighted Average Discount Rate	8%

Future maturities of operating lease liability as of December 31, 2019, were as follows:

Years Ended December 31,	Operating Lease Expense	Variable Lease Expense	Total Lease Expense
2020	190,365	13,238	203,603
2021	189,994	13,609	203,603
2020	189,615	13,988	203,603
2023	189,225	14,378	203,603
2024	63,074	4,793	67,867
Total lease payments	$822,273	$60,006	882,279
Less imputed interest			(138,760)
Total			$743,519

12. SUBSEQUENT EVENTS

Subsequent to December 31, 2019, the Company issued two 2014 NPA Notes for a total amount of $2,000,000 on the same terms as the currently outstanding 2014 NPA Notes. The notes mature on November 14, 2020.  In addition, the Company borrowed $1,045,000 through related party subordinated promissory notes on the same terms and with similar entities as the currently outstanding subordinated promissory notes from related parties described in Note 4.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In making the assessment of adequate internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management believes that our internal control over financial reporting were effective as of December 31, 2019.

During our fourth quarter ended December 31, 2019, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 is incorporated by reference from our definitive Proxy Statement relating to our Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated by reference from our definitive Proxy Statement relating to our Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated by reference from our definitive Proxy Statement relating to our Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is incorporated by reference from our definitive Proxy Statement relating to our Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 is incorporated by reference from our definitive Proxy Statement relating to our Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

PART IV
ITEM 15. EXHIBITS

(a)	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2019 and 2018

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

10.26*	Letter Agreement dated as of October 11, 2017 between MobileSmith, Inc. and Robert Smith (incorporated herein by reference to Exhibit 10.1 to form 8 K, as filed with the SEC on November 6, 2017) ..

10.27*	Letter Agreement dated as of August 11, 2017 between MobileSmith, Inc. and Ray Hemmig (incorporated herein by reference to Exhibit 10.1 to form 8 K, as filed with the SEC on August 17, 2017).

10.28*	Letter Agreement dated as of July 1, 2016 between MobileSmith, Inc. and Randy Tomlin (incorporated herein by reference to Exhibit 10.1 to form 8 K, as filed with the SEC on August 10, 2016).

10.29*
 Executive Employment Agreement dated as of March 18, 2020 between MobileSmith, Inc. and Jerry Lepore (incorporated herein by reference to Exhibit 10.1 to Form 8- K, as filed with the SEC on March 23, 2020)

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

MOBILESMITH INC.
(Registrant)

/s/ Jerry Lepore	/s/ Gleb Mikhailov
Jerry Lepore	Gleb Mikhailov,
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: March 24, 2020	Date: March 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 2020	By:	/s/ Jerry Lepore
Jerry Lepore
Chief Executive Officer
(principal executive officer)

March 24, 2020	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer
(principal financial and accounting officer)

March 24, 2020	By:	/s/ Amir Elbaz
Amir Elbaz
Director

March 24, 2020	By:	/s/ Ronen Shviki
Ronen Shviki
Director

March 24, 2020	By:	/s/ Robert Smith
Robert Smith
Director, Chairman of the Board

March 24, 2020	By:	/s/ Chanan Epstein
Chanan Epstein
Director

March 24, 2020	By	/s/ Randy J. Tomlin
Randy J. Tomlin
Director

EXHIBIT INDEX

Exhibit No.	Description

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

10.29*
Executive Employment Agreement dated as of March 18, 2020 between MobileSmith, Inc. and Jerry Lepore (incorporated herein by reference to Exhibit 10.1 to Form 8-K, as filed with the SEC on March 23, 2020).

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

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statements of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail (filed herewith)

_________________
* Management contract or compensatory plan.