Form 10-K/A
period 2019-12-31
MobileSmith, Inc.
filed 2020-04-29
CIK 1113513

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 28, 2020 was 28,320,489.

EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-K/A, or this Amendment, amends the Annual Report on Form 10-K for the year ended December 31, 2019 of MobileSmith, Inc., or the Company, that was originally filed with the Securities and Exchange Commission, or the SEC, on March 24, 2020, or the Original Filing. This Amendment is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement or definitive information statement if such statement is filed no later than 120 days after the Company’s fiscal year end. The Company is filing this Amendment to include Part III information in its Form 10-K because the Company does not expect to file a definitive information statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of its definitive information statement into Part III of the Original Filing has been deleted. Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings with the SEC subsequent to the Original Filing.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning the Company’s current executive officers and directors, their ages, their offices with the Company, if any, their principal occupations or employment for the past five years.

Name	Age	Position	Officer Since

EXECUTIVE OFFICERS:

Jerry Lepore	63	Chief Executive Officer, Director	2020
Gleb Mikhailov	40	Chief Financial Officer	2013

Name	Age	Position	Director Since

DIRECTORS:

Randy J. Tomlin	59	Director	2016
Ronen Shviki	48	Director	2013
Robert Smith	68	Director, Chairman of the Board	2017
Amir Elbaz	42	Director	2010*
Chanan Epstein	66	Director	2019

 * Mr. Elbaz was Chief Executive Officer through January 17, 2017, a position he held since May 2013.

Robert Smith, Director, Chairman of the Board

On October 31, 2017, the Board of Directors appointed Robert L. Smith to the Board.  On March 18, 2020 Mr. Smith was appointed as the Chairman of the Board after resignation from that office by Randy J. Tomlin, Company former Chairman of the Board and Chief Executive Officer.

Robert Smith is an experienced multi-facility health care executive with varied background  in complex urban and rural health care settings.  During his 40-year career in the industry he has held CEO and other executive positions of various for profit and non-profit hospitals and health care organizations, where he demonstrated ability to turnaround, create, and grow business units in complex and competitive environments.  Mr. Smith's broad business experience includes reorganization, restructuring and public company experience at the CEO and Board of Directors level.  Mr. Smith has served on the boards of various healthcare organizations.  He currently serves on the boards of Parkland Center for Clinical Innovation and Flashback Technologies.  He is a 2011 recipient of the Texas Hospital Associations Earl N. Collier Award for Distinguished Health Care Administration.  Mr. Smith received his Master of Health Administration Degree from Washington University School of Medicine, St. Louis, MO  and his Bachelor of Science Degree in Psychology from University of Missouri in St. Louis, MO.

The Board believes that Mr. Smith's background in healthcare will provide the Company management with insights regarding market penetration and enhance management's and Board's ability to interpret healthcare industry changes.

Jerry Lepore, Director, Chief Executive Officer

On March 21, 2018, the Board of Directors appointed Jerry Lepore to the Board.   On January 17, 2020, subsequent to Randy Tomlin's announcement of a leave of absence from responsibilities as President and Chief Executive Officer, Mr. Lepore assumed the role of President and Chief Executive Officer.

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

Randy J Tomlin,  Director

Randy J. Tomlin was appointed to the board on August 4, 2016.  From May 29, 2018 until January 17, 2020 Mr. Tomlin served in a position of Company President and Chief Executive Officer.  On January 17, 2017 the Board appointed Mr. Tomlin as the Chairman of the Board.  Mr. Tomlin served as the Chairman of the Board until March 18, 2020.

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

Chanan Epstein, Director

On July 2, 2019, the Board of Directors appointed Chanan Epstein to the Board.

Mr. Epstein is a US-based senior executive with substantial experience in domestic and international strategic business and technology ventures. Currently, as an Amdocs Senior Vice President, Mr. Epstein is responsible for developing and maintaining business relationships with key customers worldwide. Mr. Epstein is also a personal and business mentor to numerous executives. Prior to joining Amdocs, Mr. Epstein served as a Colonel in the Israeli Air Force, charged with the research and development of operational systems (avionics, command, control and intelligence), as well as joint strategic ventures and programs with the US Air Force and defense industries.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, its executive officers, and persons who hold more than 10% of the Company’s outstanding shares of common stock, $0.001 par value per share, or common stock, are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon the Company’s review of the Section 16(a) reports in its records for fiscal year 2019 transactions in the Company’s common stock, the Company believes that all reporting requirements under Section 16(a) for fiscal year 2019 were met in a timely manner by its directors, executive officers, and greater than 10% beneficial owners, except that Union Bancaire Privée, or UBP, has not filed a Form 3 or any subsequent reports in respect of its ownership of  7,167,832  shares of Company common stock and $27,617,180 in principal amount of the Company’s convertible Notes, which Notes may be converted into shares of the Company’s common stock by UBP at any time upon notice, as of December 31, 2019.

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

We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, Jerry Lepore, at the address appearing on the first page of this report.

Audit Committee and Compensation Committee

Effective April 3, 2020, the Board approved the dissolution of the Audit Committee and Compensation Committee of the Board.  The entire Board shall address all audit and compensation matters that would otherwise have been addressed by the Audit Committee and Compensation Committee.  Mr. Smith shall act as the lead Board member with respect to all audit matters and Mr. Elbaz shall act as the lead Board member with respect to all compensation matters. Messrs. Lepore and Tomlin shall recuse themselves from any vote on audit or compensation matters at the request of Messrs. Smith or Elbaz, as applicable. The Board has determined the following members of the Board are deemed to be independent in accordance with the rules promulgated by the Securities and Exchange Commission: (i) Mr. Elbaz, (ii) Mr. Epstein, (iii) Mr. Shviki and (iv) Mr. Smith.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned during the years ended December 31, 2019 and December 31, 2018 by our principal executive officer, our former principal executive officer, the two other most highly paid executive officers who were serving as executive officers on December 31, 2019:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Randy J Tomlin	2019	$250,000	$-	$375,430		$$625,430
Chief Executive Officer, Executive Chairman of the Board	2018	$125,000	$-	$1,660,000	$70,000	$1,855,000

Gleb Mikhailov	2019	$172,200	$9,900	$682,601		$$864,701
Chief Financial Officer	2018	$164,000	$11,550	$714,630	$-	$890,180

(1)
Amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC 718 with respect to employee stock options granted under our Equity Incentive Plan. The assumptions used to calculate the fair value of stock option grant are set forth in Note 2 (Significant Accounting Policies) to our financial statements, which are included in the Original Filing.  The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise.

Grants of Plan-Based Awards for Year Ended December 31, 2019

There were no grants of plan-based awards in 2019 to our Named Executive Officers.

Outstanding Equity Awards

The following table provides information about outstanding equity awards held by the named executive officers as of December 31, 2019:

	Option Awards	Option Awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised
	options (#)	option (#)	Option exercise
Name	Exercisable	Unexercisable	price ($/Sh)	Option expiration date
Randy J Tomlin	468,860	-	$1.50	8/1/2023
Randy J Tomlin	316,666	683,334	$1.95	5/25/2028
Randy J Tomlin	41,250	233,750	$1.60	5/15/2029
Gleb Mikhailov	135,000	-	$1.49	11/21/2020
Gleb Mikhailov	136,325	294,175	$1.95	5/25/2028
Gleb Mikhailov	75,000	425,000	$1.60	05/15/2029

Option Exercises and Stock Vested in 2019

None of our named executive officers acquired shares upon exercise of options during the year; 547,792 shares previously granted to the named executive officers vested during the year.

Compensation of Directors

The following table summarizes the compensation paid to the directors for the fiscal year ended December 31, 2019, not covered in the tables above.

2019 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ronen Shviki	$23,000	$-	$902,795	$-	$925,795
Amir Elbaz	$100,000	$-	$576,556	$-	$676,556
Ray Hemmig	$30,000	$-	$375,430	$-	$405,430
Robert Smith	$30,000	$-	$375,430	$-	$405,430
Jerry Lepore	$30,000	$,	$375,430	$-	$405,430
Chanan Epstein	$15,000	$ -	$998,413	$-	$1,013,413

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders and Share Ownership by Management

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of April 28, 2020, by (i) each person who is known by the Company to beneficially own more than 5% of the Company’s common stock; (ii) each person who served as a named executive officer of the Company in fiscal year 2019, (iii) each person serving as a director or nominated for election as a director; and (iv) all current executive officers and directors as a group. Except as otherwise indicated by footnote, to the Company’s knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned(2)	% of Shares Beneficially Owned

Avy Lugassy
126 Chemin des Hauts, Crets 1253 Vandeeuvres, Geneva. Switzerland (3)	18,498,998	50.32%

Union Bancaire Privee, UBP SA (4)	27,179,845	56.24%
Rue du Rhone 9698 | CP | CH1211 Geneva 1, Switzerland

Doron Rotler (5)	2,929,734	10.16%
c/o S. Rotler
134 Aluf David Street Ramat Gan 52236, Israel

Directors and Named Executive Officers:
Jerry Lepore, Director and Chief Executive Officer	333,485	1.16%
Gleb Mikhailov, Chief Financial Officer	414,375	1.44%
Amir Elbaz, Director	286,000	1.00%
Randy J. Tomlin, Director	468,860	1.63%
Ronen Shviki, Director	300,944	1.05%
Robert Smith, Director	371,010	1.29%
Chanan Epstein, Director	85,750.30%

All executive officers and directors as a group (7) persons	2,260,424	7.98%

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
(4)  Comprised of 7,167,832 shares issued and 20,012,014 shares  issuable upon conversion of the Convertible Notes.
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

Equity Compensation Plans

The following table provides information, as of December 31, 2019, regarding the Company’s compensation plans (including individual compensation arrangements) under which the Company is authorized to issue equity securities.

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
remaining
available for
	Number of			future issuance
	securities to be		Weighted	under equity
	issued upon		average	compensation
	exercise of		exercise price	plans
	outstanding		of outstanding	(excluding
	options,		options,	securities
	warrants and		warrants and	reflected in
Plan Category	rights (a)		rights (b)	column (a)(c))

Equity compensation plans approved by security holders	12,345,796	(1)	$ 1.73	2,654,204	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	12,345,796		$ 1.73	2,654,204

(1)	Consists of shares issuable upon exercise of outstanding options under the Company’s 2004 and 2016 Equity Compensation Plans.
(2)	All of the shares remaining for future issuance under the 2016 Equity Compensation Plan are available for issuance as options or restricted stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Sale of Convertible Notes to Certain Related Parties. As of April 28, 2020, the Company had $43 million of  Convertible Notes outstanding of which a) Grasford, an affiliated party, held $12.1 million, b) UBP, significant shareholder, held $28.6 million.

Sale of  Non-Convertible Notes to entities controlled by Avy Lugassy.  As of April 28, 2020, the Company issued $4,768,250 of non-convertible notes to entities controlled by Avy Lugassy, a major shareholder and beneficial owner.  The notes carry an interest rate of 8% and mature between November 14, 2020 and November 14, 2022  .

Sale of 2014 NPA Notes to Certain Related Parties
During 2019 the Company issued Convertible Notes in aggregate principal amount of $3,160,000 to UBP under the following terms:

●
a maturity date of the earlier of (i) November 14, 2020, (ii) a Change of Control (as defined in the 2014 NPA), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the 2014 NPA), such amounts are declared due and payable by a noteholder or made automatically due and payable in accordance with the terms of the Note.
●
an interest rate of 8% per year, with accrued interest payable in cash in semi-annual installments in January and July with the final installment payable on the maturity date of the Convertible Note.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Cherry Bekaert LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2019 and 2018 are set forth below.

	Twelve months ended December 31,	Twelve months ended December 31,
	2019	2018
Audit Fees	$109,900	$89,500
Audit-Related Fees	3,700
Tax Fees	970	None
All Other Fees	15,000	None
Total Fees	$129,570	$89,500

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

TEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

/s/ Jerry Lepore	/s/ Gleb Mikhailov
Jerry Lepore	Gleb Mikhailov,
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: April 29, 2020	Date: April 29, 2020