Form 10-Q
period 2020-03-31
MobileSmith, Inc.
filed 2020-05-12
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 12, 2020, there were 28,320,549 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2020

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2020	2019
	(unaudited)
Current Assets
Cash and Cash Equivalents	$327,324	$71,482
Restricted Cash and Cash Equivalents	238,262	243,485
Accounts Receivable, Net of Allowance for Doubtful Accounts of $5,250 at March 31, 2020 and December 31, 2019	251,500	109,187
Prepaid Expenses and Other Current Assets	55,072	75,489
Total Current Assets	872,158	499,643

Property and Equipment, Net	25,711	29,368
Capitalized Software, Net	-	5,470
Operating Lease Right-of-Use Asset	634,189	674,338
Total Assets	$1,532,058	$1,208,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$285,792	$242,249
Interest Payable	995,050	1,834,694
Other Liabilities And Accrued Expenses	191,599	263,889
Operating Lease Liability Current	152,535	149,525
Contract With Customer Liability Current	943,053	1,051,271
Bank Loan	5,000,000	5,000,000
Subordinated Promissory Notes, Related Parties	3,718,250	3,518,250
Convertible Notes Payable, Related Parties, Net of Discount	39,830,227	39,230,432
Convertible Notes Payable, Net of Discount	797,113	610,740
Total Current Liabilities	51,913,619	51,901,050

Operating Lease Liability Noncurrent	554,714	593,994
Contract with Customer Liability Noncurrent	45,129	28,100
Subordinated Promissory Notes, Related Parties	845,000	-
Total Liabilities	53,358,462	52,523,144

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at March 31, 2020 and December 31, 2019	-	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At March 31, 2020 and December 31, 2019; 28,320,549 Shares Issued and Outstanding at March 31, 2020 and28,271,598 Shares Issued and Outstanding at December 31, 2019	28,321	28,272
Additional Paid-in Capital	121,218,750	118,431,878
Accumulated Deficit	(173,073,475)	(169,774,475)
Total Stockholders' Deficit	(51,826,404)	(51,314,325)
Total Liabilities and Stockholders' Deficit	$1,532,058	$1,208,819
The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	3 Months Ended	3 Months Ended
	March 31,	March 31,
	2020	2019
REVENUES:
Subscription and Support	$519,399	$616,117
Services and Other	105,173	124,602
Total Revenue	624,572	740,719

COST OF REVENUES:
Subscription and Support	165,401	193,081
Services and Other	93,162	38,840
Total Cost of Revenue	258,563	231,921

GROSS PROFIT	366,009	508,798

OPERATING EXPENSES:
Selling and Marketing	367,314	359,781
Research and Development	627,795	499,872
General and Administrative	824,801	713,661
Total Operating Expenses	1,819,910	1,573,314
LOSS FROM OPERATIONS	(1,453,901)	(1,064,516)

OTHER INCOME (EXPENSE):
Other Income	6,004	807
Interest Expense, Net	(1,851,103)	(1,112,784)
Total Other Expense	(1,845,099)	(1,111,977)

NET LOSS	$(3,299,000)	$(2,176,493)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(0.12)	$(0.08)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	28,320,549	28,271,598

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.
 CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	3 Months Ended	3 Months Ended
	March 31,	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,299,000)	$(2,176,493)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	9,127	30,442
Amortization of Debt Discount	851,408	251,606
Share Based Compensation	721,681	504,461
Changes in Assets and Liabilities:
Accounts Receivable	(142,313)	121,864
Prepaid Expenses and Other Assets	20,417	(50,058)
Accounts Payable	43,543	47,973
Contract Liability	(91,189)	(253,908)
Operating Lease Right-of-use Asset	40,149	37,300
Operating Lease Liability	(36,270)	(33,491)
Accrued and Other Expenses	(910,964)	(757,106)
Net Cash Used in Operating Activities	(2,793,411)	(2,277,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Subordinated Promissory Notes, Related Party	1,045,000	600,000
Proceeds From Issuance of Convertible Notes Payable, Related Party	1,000,000	1,450,000
Proceeds From Issuance of Convertible Notes Payable	1,000,000	-
Repayments of Financing Lease Obligations	(970)	(7,867)
Net Cash Provided by Financing Activities	3,044,030	2,042,133

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	250,619	(235,277)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	314,967	506,901
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$565,586	$271,624

Composition of Cash, Cash Equivalents and Restriced Cash Balance:
Cash and Cash Equivalents	$327,324	$103,063
Restricted Cash	238,262	168,561
Total Cash, Cash Equivalents and Restricted Cash	$565,586	$271,624

Supplemental Disclosures of Cash Flow Information:
Operating Lease Payments	$46,741	$51,887
Cash Paid During the Period for Interest	$1,834,694	$1,577,846

Non-Cash Investing and Financing Activities:
Operating Lease Right-Of-Use Asset Obtained In Exchange For Lease Obligations	$-	$883,634
Recorded Debt Discount Associated with Beneficial Conversion Feature	$2,000,000	$375,175
Conversion Of Notes Payable Into Common Shares	$65,240	$ -
The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.
 CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(unaudited)

	Common Stock, Shares	Common Stock, $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Totals
BALANCES, DECEMBER 31, 2018	28,271,598	$28,272	$114,082,897	$(158,771,112)	$(44,659,943)
Equity-Based Compensation			504,461	-	504,461
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			375,175	-	375,175
Cumulative Adjustment Related To Adoption Of Topic 606 Revenue With Customers			-	2,173	2,173
Net Loss			-	(2,176,493)	(2,176,493)
BALANCES, MARCH 31, 2019	28,271,598	$28,272	$114,962,533	$(160,945,432)	$(45,954,627)

BALANCES, DECEMBER 31, 2019	28,271,598	$28,272	$118,431,878	$(169,774,475)	$(51,314,325)
Equity-Based Compensation			721,681	-	721,681
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			2,000,000	-	2,000,000
Conversion of Notes Payable to Common Stock	48,951	49	65,191	-	65,240
Net Loss			-	(3,299,000)	(3,299,000)
BALANCES, MARCH 31, 2020	28,320,549	$28,321	$121,218,750	$(173,073,475)	$(51,826,404)

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three Months' Period Ended March 31, 2020
(unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013.  The same year the Company focused exclusively on development of do-it-yourself customer facing platform that enabled organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code.  During 2017 the Company concluded that it had its highest rate of success with clients within the Healthcare industry and concentrated its development and selling and marketing efforts in that industry.  During 2018 we further refined our Healthcare offering and redefined our product - a suite of e-health mobile solutions, that consist of a catalog of ready to deploy mobile app solutions (App Blueprints) and support services.  In 2019, we consolidated our current solutions under a single initial offering branded Peri™. Peri™ is a cloud-based surgical and clinical procedure application architected to accomplish the following:

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

The Company prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of March 31, 2020.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These condensed financial statements and accompanying notes should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the three months ended March 31, 2020 and 2019, the Company incurred net losses as well as negative cash flows from operations and has negative working capital of  $51,041,461 as of March 31, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. Since November 2007, the Company has been funding its operations, in part, from the proceeds from the issuance of notes under a convertible secured subordinated note purchase agreement facility which was established in 2007 (the "2007 NPA"), and an unsecured convertible subordinated note purchase agreement facility established in 2014 (the "2014 NPA"), and subordinated promissory notes to related parties.

As of March 31, 2020, the Company had $43,010,000 of combined face value outstanding under the 2007 and 2014 NPAs.  The Company is entitled to request additional notes in an amount not exceeding $15,945,000, subject to the terms and conditions specified in these facilities.  The Notes under 2007 and 2014 NPA and subordinated promissory notes to related parties mature in November of 2020 and the Comerica LSA matures in June of 2020. The Company management is actively negotiating an extension of maturity on the 2007 and 2014 NPAs and  subordinated promissory notes with related parties by at least two years and refinancing of Comerica LSA by extending its maturity.  However, there can be no assurance that the Company will in fact be able to raise additional capital through these facilities or even from other sources on commercially accepted terms, if at all.  As such, there is substantial doubt about the Company's ability to continue as a going concern.

Recently Issued Accounting Pronouncements and Their Impact on Significant Accounting Policies
The Company's significant accounting policies are detailed in "Note 2: Significant Accounting Policies" of the Company's Annual Report.

2.   DEBT

The table below summarizes the Company's debt outstanding at March 31, 2020 and December 31, 2019:

Debt Description	March 31,	December 31,
	2020	2019	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2020	4.68%
Convertible notes - related parties, net of discount of $1,594,004 and $1,193,799, respectively	39,830,227	39,230,432	November 2020	8.00%
Convertible notes, net of discount of $788,656 and $45,029, respectively	797,113	610,740	November 2020	8.00%
Subordinated Promissory Note, Related Party	4,563,250	3,518,250	November 2020	8.00%
Total debt	$50,190,590	$48,359,422

Less: Current Portion	845,000	-
Long Term Debt	$49,345,590	$48,359,422

Convertible Notes

During the three months ended March 31, 2020, the Company issued through a private placement $2,000,000 in principal amount of additional unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”), of which $1,000,000 2014 NPA Note was issued to Union Bancaire Privée (“UBP”)  and $1,000,000 2014 NPA Note was issued to an unrelated institutional investor.  The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a per share conversion price of $1.43.

The table below summarizes our convertible notes issued as of March 31, 2020 by type:

Convertible Notes Type:	Balance

2007 NPA notes, net of discount	$20,348,036
2014 NPA notes, net of discount	20,279,304
Total convertible notes, net of discount	$40,627,340

Subordinated Promissory Notes, Related Party
During the three months ended March 31, 2020, the Company issued several subordinated notes to entities whose beneficial owner is a related party totaling $1,045,000.  These notes have an interest rate of 8% and mature on November 14, 2020.

Comerica Bank Loan
The Company has an outstanding Loan and Security Agreement with Comerica Bank ("Comerica") dated June 9, 2014 (the "LSA") in the amount of $5,000,000, with original maturity of June 9, 2016.  On June 8, 2018, the Company and Comerica Bank entered into Second Amendment to the LSA, which extended the maturity of the LSA to June 9, 2020.  The LSA is secured by an irrevocable letter of credit ("SBLC") issued by UBS AG (Geneva, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2021, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.

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

4.   EQUITY AND EQUITY BASED COMPENSATION

The following is a summary of the stock option activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2019	12,345,796	$1.73	8.3	$13,823,410
Cancelled	(2,117,824)	1.75
Issued	65,000	2.51
Outstanding, March 31, 2020	10,292,972	1.73	8.0	$13,053,248
Vested and exercisable, March 31, 2020	4,505,975	$1.70	6.7	$5,855,367

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at March 31, 2020 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at March 31, 2020, as reported on the OTCQB, was $3.00 per share.

At March 31, 2020, an amount of  $8,712,864 unvested expense has yet to be recorded related to outstanding stock options.

5.    DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	3 Months Ended March 31, 2020		3 Months Ended March 31, 2019
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 customers (measured by amounts billed)	$338,173	$171,535	$355,500	$246,529
All other Customers	$195,211	$453,037	$131,311	$494,190
	$533,384	$624,572	$486,811	$740,719

For the three months ended March 31, 2020, two customers accounted for 46% of the accounts receivable balance and one customer accounted for 17% of total revenue.

For the three months ended March 31, 2019, three customers accounted for 73% of the accounts receivable balance and two customers accounted for 27% of total revenue.

Below is a summary of new customer acquisition impact on billings and revenue:

	3 Months Ended March 31, 2020		3 Months Ended March 31, 2019
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers in existence as of the beginning of the period (including upgrades)	$533,384	$624,572	$486,811	$740,719
Customers acquired during the period	$-	$-	$-	$-
	$533,384	$624,572	$486,811	$740,719

6.   SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company borrowed $205,000 through issuance of two subordinated promissory notes to a related party.  The notes carry interest rate of 8% per year and mature on November 14, 2020.

Subsequent to March 31, 2020, the Company borrowed $500,000 from an unrelated party through issuance of 2014 NPA Notes under the same terms of those described in Note 2.

Conditions caused by the COVID-19 pandemic significantly impacted our main customer base - healthcare providers in the United States. Healthcare providers in many states are overwhelmed with COVID-19 patients. Many hospitals halted elective and critical surgical procedures, which are the main target of our primary Peri™ offering. Many hospitals furloughed their non-essential staff or re-assigned their staff to intensive care units. We have experienced difficulties in our selling process in engaging decision makers within hospital organizations. Travel limitations have also restricted access to our current and potential customers.

Elective surgeries are a significant component of hospital revenues. Without such revenue healthcare systems may incur significant losses from operations and reduced cashflows. We may experience increase in non-renewals for subscription to our software products or adverse changes to the payment terms under existing contracts.

If the COVID-19 pandemic has an extended substantial impact on our employees and customers, our results of operations, our liquidity and access to financing may be negatively impacted.

On April 29, 2020 the Company borrowed $542,100 through issuance of a promissory note  in accordance with the Paycheck Protection Program ("PPP") established by Section 1102 of the CARES Act and implemented and administered by the Small Business Administration (the "PPP loan").  The PPP loan matures on April 29, 2022.  The PPP loan carries interest at 1% per year and is payable in 18 monthly installments of $30,513 with first installment due on November 29, 2020.  The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP loan contains events of default and other provisions customary for a loan of this type.  Pursuant to the PPP rules, all or portion of this loan may be forgiven.  The actual amount of the loan forgiveness will depend, in part, on the total amount of payroll costs, certain allowed rent and utility costs.  Not more than 25% of the loan forgiveness amount may be attributable to non-payroll costs.  The Company intends to use the proceeds from the PPP loan for qualifying expenses and to apply for forgiveness of the PPP loan in accordance with the terms of the CARES Act.  However, the Company cannot completely assure at this time that such forgiveness of the PPP loan will occur.

On April 30, 2020,  we amended  both 2007 NPA and 2014 NPA.   As a result of the amendments the maturities of 2007 NPA Notes and 2014 NPA Notes were extended to November 14, 2022.  In addition, the amendment to 2014 NPA allows the Company to issue 2014 NPA Notes as a consideration of cancellation of other indebtedness.
On May 6,2020  the Company and holders of $4,063,250 in subordinated promissory notes exchanged the notes for the 2014 NPA Notes issued under 2014 NPA.  Avy Lugassy, one of Company's principal shareholders is a beneficial owner of the entities holding newly issued 2014 NPA Notes.
The newly issued 2014 NPA Notes have the following terms:
●
a maturity date of the earlier of (i) November 14, 2022, (ii) a Change of Control (as defined in the 2014 NPA), or (iii) when, upon or after the occurrence of an Event of Default (as defined in the 2014 NPA), other than for a bankruptcy related, such amounts are declared due and payable by at least two-thirds of the aggregate outstanding principal amount of the 2014 NPA Notes;
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws.  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, our ability to continue as a going concern, and the sufficiency of our capital resources including funds that we may be able to raise under our convertible note facility, our ability to raise financing from other sources and/or ability to defer expenditures, the impact of the liens on our assets securing amounts owed to third parties, expectation regarding competitors as more and larger companies attempt to market products/services competitive to our company, market acceptance of our new product offerings, including updates to our Platform, rate of new user subscriptions, market penetration of our products and  expectations regarding our revenues and expense,  all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2019 and our subsequent periodic reports filed with the SEC for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is designed to provide a better understanding of our unaudited condensed financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results.  The following discussion should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited annual financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report.  Historical results and percentage relationships among any amounts in the condensed financial statements are not necessarily indicative of trends in operating results for any future periods.

Additional Risk Factors

Overview

MobileSmith provides  procedure management assistance and  operational improvement patient/member-facing mobile application services to the healthcare industry.

During 2018 we refined our healthcare offering and redefined our product - a suite of e-health mobile solutions, that consists of a catalog of ready to deploy mobile app solutions (App Blueprints) and support services.

In 2019 we consolidated our current solutions under a single integrated initial offering branded Peri™. Peri™ is a cloud-based surgical and clinical procedure application architected to accomplish the following :

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

As noted below in Item 1A “Risk Factors” of Part II “Other Information” below, conditions caused by the COVID-19 pandemic significantly impacted our main customer base - healthcare providers in the United States. Healthcare providers in many states are overwhelmed with COVID-19 patients. Many hospitals halted elective and critical surgical procedures, which are the main target of our primary Peri™ offering. Many hospitals furloughed their non-essential staff or re-assigned their staff to intensive care units. We have experienced difficulties in our selling process in engaging decision makers within hospital organizations. Travel limitations have also restricted access to our current and potential customers. Elective surgeries are a significant component of hospital revenues. Without such revenue healthcare systems may incur significant losses from operations and reduced cashflows. We may experience increase in non-renewals for subscription to our software products or adverse changes to the payment terms under existing contracts. If the COVID-19 pandemic has an extended substantial impact on our employees and customers, our results of operations, our liquidity and access to financing may be negatively impacted.

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

Both markets are targeted with a diversified sales workforce that includes direct sales and resellers, such as channel partners.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2020 (the “2020 Period”) to the Three Months Ended March 31, 2019 (the “2019 Period”).

	Three months ended March 31, 2020	Three months ended March 31, 2019	Increase (Decrease) $	Increase (Decrease) %
Revenue	$624,572	$740,719	$(116,147)	-16%
Cost of Revenue	258,563	231,921	26,642	11%
Gross Profit	366,009	508,798	(142,789)	-28%

Selling and Marketing	367,314	359,781	7,533	2%
Research and Development	627,795	499,872	127,923	26%
General and Administrative	824,801	713,661	111,140	16%

Interest Expense	$1,851,103	$1,112,784	$738,319	66%

Revenue decreased by $116,147 or 16%.  The decrease in revenue is attributable to loss of customers offset by new customer revenue and existing client upgrades.

Cost of Revenue increased by $26,642 or 11%.  The increase is predominantly due to work on a services contract with a U.S. government agency.

Gross Profit decreased by $142,789 or 28%.  The decrease is primarily attributable to decrease in revenue.

Selling and Marketing expense remained flat with an increase of $7,533 or 2%.

Research and Development expense increased by $127,923 or 26%.  An increase of $89,000 is due to increase in stock based compensation.  An increase of $121,000 is attributable to increase in payroll expense as we invested heavily in the development of Peri.  Such increases are offset by decreases in outsourced development costs and recruiting fees.

General and Administrative expense increased by $111,140 or 16%.  An increase of $130,000 is due to increase in stock based compensation.  Executive compensation increased by $15,400, offset by decrease in travel expense and decreases in other minor expense categories.

Interest Expense increased by $738,319 or 66%.  Approximately $151,000 of this increase is due to increase in cash interest portion due to increase in face value of debt.  The remaining increase is due to increase in non-cash interest component resulting from amortization of debt discount.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations continues to be  the sale of our notes under our convertible note facilities.  We will continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional funding under the convertible note facilities, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations for the next 12 months.  Changes in our operating plans, lower than anticipated sales, increased expenses, impact of COVID-19 pandemic (as described in "Risk Factors") or other events may cause us to seek additional equity or debt financing in future periods.  There can be no guarantee that financing will continue to be available to us under the convertible note facilities or otherwise on acceptable terms or at all.  Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

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
●
Our ability to predict and offset the extended impact COVID-19 will have to our primary market's financial outcome, and our business.

In addition, we have an outstanding Loan and Security Agreement (the "LSA") with Comerica Bank in the amount of $5 million, which matures in June of 2020 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneve, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2021.

Capital Expenditures and Investing Activities

Our capital expenditures are limited to the purchase of new office equipment and new mobile devices that are used for testing. Cash used for investing activities was not significant and we do not plan any significant capital expenditures in the near future.

Going Concern

Our independent registered public accounting firm has issued an emphasis of matter paragraph in their report included in the Annual Report on Form 10-K for the year ended December 31, 2019 in which they express substantial doubt as to our ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended March 31, 2020.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

Conditions caused by the COVID-19 pandemic significantly impacted our main customer base - healthcare providers in the United States. Healthcare providers in many states are overwhelmed with COVID-19 patients. Many hospitals halted elective and critical surgical procedures, which are the main target of our primary Peri™ offering. Many hospitals furloughed their non-essential staff or re-assigned their staff to intensive care units. We have experienced difficulties in our selling process in engaging decision makers within hospital organizations. Travel limitations have also restricted access to our current and potential customers.

Elective surgeries are a significant component of hospital revenues. Without such revenue healthcare systems may incur significant losses from operations and reduced cashflows. We may experience increase in non-renewals for subscription to our software products or adverse changes to the payment terms under existing contracts.

If the COVID-19 pandemic has an extended substantial impact on our employees and customers, our results of operations, our liquidity and access to financing may be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2020 without registration under the Securities Act:

Between January 1, 2020 and March 31, 2020, we issued to two accredited investors $2,000,000 in principal amount of our convertible notes under the 2014 Note Purchase Agreement. The notes are convertible into shares of our Common Stock at a per share conversion rate of $1.43. All notes issued under this facility are scheduled to mature on November 14, 2020.

In addition, between January 1, 2020 and March 31, 2020 we issued several subordinated notes to a related party in the amount of $1,045,000.  These notes have an interest rate of 8% and mature between November 14, 2020 and November 14, 2022.

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

10.1
Executive Employment Agreement between MobileSmith, Inc. and Jerry Lepore dated March 18, 2020 (incorporated by reference to Exhibit 10.1 to MobileSmith, Inc.’s Current Report on Form 8-K filed with the SEC on March 23, 2020)

10.2
Third Amendment to Convertible Subordinated Note Purchase Agreement and Second Amendment to Convertible Subordinated Promissory Notes, dated April, 2020, by and among MobileSmith, Inc., UBP and Grasford Investments Limited (incorporated by reference to Exhibit 10.2 to MobileSmith Inc.'s Current Report on Form-8 filed with the SEC on May 6, 2020)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rule 13a-14(a) (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Stockholders’ Deficit and (v) related notes to these condensed financial statements, tagged as blocks of text and in detail  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

May 12, 2020	By:	/s/ Jerry Lepore
Jerry Lepore
Chief Executive Officer (Principal Executive Officer)

May 12, 2020	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)