Form 10-Q
period 2020-06-30
MobileSmith, Inc.
filed 2020-08-13
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, there were 28,389,493 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2020

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	$582,568	$71,482
Restricted Cash and Cash Equivalents	187,916	243,485
Accounts Receivable, Net of Allowance for Doubtful Accounts of $5,250 at June 30, 2020 and December 31, 2019	308,284	109,187
Prepaid Expenses and Other Current Assets	45,235	75,489
Total Current Assets	1,124,003	499,643

Property and Equipment, Net	22,332	29,368
Capitalized Software, Net	-	5,470
Operating Lease Right-of-Use Asset	594,250	674,338
Total Assets	$1,740,585	$1,208,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$124,975	$242,249
Interest Payable	281,861	1,834,694
Other Liabilities And Accrued Expenses	250,353	263,889
Operating Lease Liability Current	155,607	149,525
Contract With Customer Liability Current	842,539	1,051,271
Bank Loan	-	5,000,000
PPP Loan Current	241,148	-
Subordinated Promissory Notes, Related Parties	-	3,518,250
Convertible Notes Payable, Related Parties, Net of Discount	-	39,230,432
Convertible Notes Payable, Net of Discount	-	610,740
Total Current Liabilities	1,896,483	51,901,050

Operating Lease Liability Noncurrent	514,640	593,994
Contract with Customer Liability Noncurrent	47,080	28,100
Bank Loan	5,000,000	-
PPP Loan	300,952	-
Subordinated Promissory Notes, Related Parties	705,000	-
Convertible Notes Payable, Related Parties, Net of Discounts and Premiums	45,327,911	-
Convertible Notes Payable, Net of Discount	934,826	-
Total Liabilities	54,726,892	52,523,144

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at June 30, 2020 and December 31, 2019	-	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At June 30, 2020 and December 31, 2019; 28,389,493 Shares Issued and Outstanding at June 30, 2020 and 28,271,598 Shares Issued and Outstanding at December 31, 2019	28,390	28,272
Additional Paid-in Capital	128,126,475	118,431,878
Accumulated Deficit	(181,141,172)	(169,774,475)
Total Stockholders' Deficit	(52,986,307)	(51,314,325)
Total Liabilities and Stockholders' Deficit	$1,740,585	$1,208,819

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
REVENUES:
Subscription and Support	$ 491,367	$ 675,202	$ 1,010,766	$ 1,291,319
Services and Other	116,405	118,122	221,578	242,724
Total Revenue	607,772	793,324	1,232,344	1,534,043

COST OF REVENUES:
Subscription and Support	181,221	236,048	346,622	429,129
Services and Other	-	66,955	93,162	105,795
Total Cost of Revenue	181,221	303,003	439,784	534,924

GROSS PROFIT	426,551	490,321	792,560	999,119

OPERATING EXPENSES:
Selling and Marketing	301,052	447,123	668,366	806,904
Research and Development	750,438	808,397	1,378,233	1,308,269
General and Administrative	824,517	989,977	1,649,318	1,703,638
Total Operating Expenses	1,876,007	2,245,497	3,695,917	3,818,811
LOSS FROM OPERATIONS	(1,449,456)	(1,755,176)	(2,903,357)	(2,819,692)

OTHER INCOME (EXPENSE):
Other Income	5,682	5	11,686	812
Interest Expense, Net	(1,759,173)	(1,167,806)	(3,610,276)	(2,280,590)
Loss on Debt Extinguishment	(4,864,750)	-	(4,864,750)	-
Total Other Expense	(6,618,241)	(1,167,801)	(8,463,340)	(2,279,778)
	-	-
NET LOSS	$ (8,067,697)	$ (2,922,977)	$ (11,366,697)	$ (5,099,470)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$ (0.28)	$ (0.10)	$ (0.40)	$ (0.18)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	28,389,493	28,271,598	28,389,493	28,271,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	6 Months Ended	6 Months Ended
	June 30,	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (11,366,697)	$ (5,099,470)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	12,506	57,841
Bad Debt Expense	-	4,000
Amortization of Debt Discount	1,585,823	508,745
Share Based Compensation	1,502,457	1,604,456
Loss on Debt Extinguishment	4,864,750	-
Changes in Assets and Liabilities:
Accounts Receivable	(199,097)	27,742
Prepaid Expenses and Other Assets	30,254	30,920
Accounts Payable	(117,274)	1,682
Contract Liability	(189,752)	(252,735)
Operating Lease Right-of-use Asset	80,088	94,780.00
Operating Lease Liability	(73,272)	(67,657.00)
Accrued and Other Expenses	(1,559,991)	96,164
Net Cash Used in Operating Activities	(5,430,205)	(2,993,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Subordinated Promissory Notes, Related Party	1,250,000	1,486,250
Proceeds From Issuance of Convertible Notes Payable, Related Party	1,200,000	1,450,000
Proceeds From Issuance of Convertible Notes Payable	2,900,000	-
Proceeds from PPP Loan	542,100	-
Repayments of Financing Lease Obligations	(6,378)	(15,886)
Net Cash Provided by Financing Activities	5,885,722	2,920,364

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	455,517	(73,168)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	314,967	506,901
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$ 770,484	$ 433,733

Composition of Cash, Cash Equivalents and Restricted Cash Balance:
Cash and Cash Equivalents	$ 582,568	$ 190,643
Restricted Cash	187,916	243,090
Total Cash, Cash Equivalents and Restricted Cash	$ 770,484	$ 433,733

Supplemental Disclosures of Cash Flow Information:
Operating Lease Payments	$ 111,550	$ 82,908
Cash Paid During the Period for Interest	$ 3,825,607	$ 1,653,249

Non-Cash Investing and Financing Activities:
Operating Lease Right-Of-Use Asset Obtained In Exchange For Lease Obligations	$ -	$ 883,634
Recorded Debt Discount Associated with Beneficial Conversion Feature	$ 8,035,278	$ 375,175
The Company Converted $156,980 of its Convertible Notes into Common Shares	$ 156,980	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(unaudited)
	Common Stock, Shares	Common Stock, $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Totals
BALANCES, JANUARY 1, 2019	28,271,598	$28,272	$114,082,897	$(158,771,112)	$(44,659,943)
Equity-Based Compensation			504,461	-	504,461
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			375,175	-	375,175
Cumulative Adjustment Related To Adoption Of ASC842 Guidance On Accounting For Leases			-	2,173	2,173
Net Loss			-	(2,176,493)	(2,176,493)
BALANCES, MARCH 31, 2019	28,271,598	28,272	114,962,533	(160,945,432)	(45,954,627)
Equity-Based Compensation			1,099,995	-	1,099,995
Net Loss			-	(2,922,977)	(2,922,977)
BALANCES, JUNE 30, 2019	28,271,598	$28,272	$116,062,528	$(163,868,409)	$(47,777,609)

BALANCES, JANUARY 1, 2020	28,271,598	$28,272	$118,431,878	$(169,774,475)	$(51,314,325)
Equity-Based Compensation			721,681	-	721,681
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			2,000,000	-	2,000,000
Conversion of Notes Payable to Common Stock	48,951	49	65,191	-	65,240
Net Loss			-	(3,299,000)	(3,299,000)
BALANCES, MARCH 31, 2020	28,320,549	28,321	121,218,750	(173,073,475)	(51,826,404)
Equity-Based Compensation			780,776		780,776
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			6,035,278		6,035,278
Conversion of Notes Payable to Common Stock	68,944	69	91,671		91,740
Net Loss				(8,067,697)	(8,067,697)
BALANCES, JUNE 30, 2020	28,389,493	$28,390	$128,126,475	$(181,141,172)	$(52,986,307)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months' Period Ended June 30, 2020
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
- Incorporate MobileSmith developed and/or licensed healthcare service applications;
- Securely link those services to Electronic Medical Records ("EMR") platforms; and
- Produce a mobile app based set of pre and postoperative instructions (which we refer to as Clinical Pathways), that establish a direct two-way clinical procedure management process between a patient and a healthcare provider thereby improving patient engagement during the process which both benefits the patient by improving patient experience and benefits the provider by improving clinical outcome measured in procedure cancellations and  post procedure readmissions.

During second quarter of 2020 and in a response to COVID-19 pandemic, we rapidly designed and brought to market a suite of special applications.  These applications include the following:
- COVID response mobile applications used by hospital staff and hospital target communities for coordination and rapid distribution of information; and
- COVIDClear mobile applications are self-attestation and symptom reporting mobile tools that are used by employers to facilitate return of their workforce back to work.

The Company prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of June 30, 2020.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These condensed financial statements and accompanying notes should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the six months ended June 30, 2020 and 2019, the Company incurred net losses as well as negative cash flows from operations and has negative working capital of  $772,480 as of June 30, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. Since November 2007, the Company has been funding its operations, in part,from the proceeds from the issuance of notes under a convertible secured subordinated note purchase agreement facility which was established in 2007 (the "2007 NPA"), and an unsecured convertible subordinated note purchase agreement facility established in 2014 (the "2014 NPA"), and subordinated promissory notes to related parties.

As of June 30, 2020, the Company had notes with $49,074,660 of combined face value outstanding principal which were issued under the 2007 NPA and 2014 NPA (collectively, the "Notes").  The Company is entitled to request additional notes in an amount not exceeding $9,681,750, subject to the terms and conditions specified in these facilities.  The Notes under the 2007 NPA and 2014 NPA and subordinated promissory notes to related parties mature in November of 2022.  Additionally, the Company has a Loan and Security Agreement with Comerica Bank ( the "Comerica LSA") which matures in June of 2022. There can be no assurance that the Company will in fact be able to raise additional capital through these facilities or even from other sources on commercially accepted terms, if at all.  Additionally, the disruption to capital markets caused by the pandemic may adversely affect the Company’s ability to obtain funding to continue operations in the future.  As such, there is substantial doubt about the Company's ability to continue as a going concern.

Recently Issued Accounting Pronouncements and Their Impact on Significant Accounting Policies

The Company's significant accounting policies are detailed in "Note 2: Significant Accounting Policies" of the Company's Annual Report on Form 10-K for the year ended December 31,2019.

2.   DEBT

The table below summarizes the Company's debt outstanding at June 30, 2020 and December 31, 2019:

Debt Description	June 30,	December 31,
	2020	2019	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2022	4.08%
PPP Loan	542,100	-	April 2022	1.00%
Convertible notes - related parties, net of discounts and premiums of $359,570 and $1,193,801, respectively	45,327,911	39,230,432	November 2022	8.00%
Convertible notes, net of discount of $2,452,353 and $45,029, respectively	934,826	610,740	November 2022	8.00%
Subordinated Promissory Note, Related Party	705,000	3,518,250	November 2022	8.00%
Total debt	52,509,837	48,359,422

Less: current portion of long term debt	241,148	-
Debt - long term	$52,268,689	$48,359,422

Convertible Notes

On April 30, 2020, the Company and the holders of the majority of the aggregate outstanding principal amount of the Notes issued under the 2014 NPA (the "2014 NPA Notes") and holders of the majority of the aggregate outstanding principal amount of the Secured Promissory Notes (the “2007 NPA Notes”) issued under the Convertible Secured Subordinated Note Purchase Agreement dated November 14, 2007 (the "2007 NPA”) agreed to extend the maturity dates of the 2014 NPA Notes and the 2007 NPA Notes to November 14, 2022.  In addition, the 2014 NPA was amended to allow the Company to issue 2014 NPA Notes as consideration of cancellation of other indebtedness. Except as for above mentioned modifications, all of the terms relating to the outstanding 2007 NPA Notes and the 2014 Notes continue in full force and effect. The Company is entitled to utilize the amounts available for future borrowing under each of the 2007 Note Purchase Agreement and the 2014 Note Purchase Agreement through November 14, 2022.

As a result of the extension of the Maturity Date, any unamortized discount will be amortized into interest expense through the new maturity date of November 14, 2022.

On May 6, 2020,  the Company and related party holders of $4,063,250 in subordinated promissory notes exchanged for the 2014 NPA Notes issued under 2014 NPA (the "Debt Exchange Transaction").  Avy Lugassy, one of Company's principal shareholders is a beneficial owner of the entities holding newly issued 2014 NPA Notes.  The newly issued 2014 NPA Notes mature on November 14, 2022 and have the terms identical to other 2014 NPA Notes.  The Debt Exchange Transaction was accounted for as debt extinguishment and the newly issued 2014 NPA Notes were recorded at fair value in accordance with ASC 470 "Debt".   The total fair value of the 2014 NPA Notes issued as a result of the Debt Exchange Transaction was determined to be $8,928,000.  The debt exchange transaction resulted in loss recorded on the statement of operations of $4,864,750 and a premium on the newly issued convertible debt of $4,864,750.  The embedded beneficial conversion feature present in the newly issued debt in the amount of $4,043,250 resulted in a debt discount and a charge to paid-in capital.

Amortization of debt discount and debt premium will be recorded in interest expense through maturity date of the notes.

Convertible Notes issued in exchange for cash consideration:

During the six months ended June 30, 2020, the Company issued through a private placement $4,100,000 in principal amount of additional unsecured 2014 NPA Notes under the “2014 NPA, of which $1,000,000 2014 NPA Note was issued to  Union Bancaire Privée (“UBP”), $200,000 2014 NPA Note was issued to an entity of which Avy Lugassy is a beneficial owner and  $2,900,000 in 2014 NPA Notes was issued to an unrelated institutional investor.  The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a per share conversion price of $1.43.

The market value of the Company’s common stock on the date of each issuance of the 2014 NPA Notes was higher than the conversion price, which resulted in a beneficial conversion feature totaling $3,972,028 and corresponding debt discount, which is being amortized into interest expense through the maturity of the Notes.

The table below summarizes our convertible notes issued as of June 30, 2020 by type:

Convertible Notes Type:	Balance	Balance

2007 NPA notes, net of discount	$20,260,070	$20,405,588
2014 NPA notes, net of discounts and premiums	26,002,667	19,435,584
Total convertible notes, net of discount	$46,262,737	$39,841,172

Subordinated Promissory Notes, Related Party

During the six months ended June 30, 2020, the Company issued several additional subordinated promissory notes to a related party totaling $1,250,000 in principal.  These notes have an interest rate of 8% payable twice a year.  On May 6, 2020 $4,063,250 of subordinated promissory notes to related party were exchanged for 2014 NPA Notes as detailed above.  As of June 30, 2020 remaining balance of these notes was $705,000.

Comerica LSA

The Company has an outstanding Loan and Security Agreement with Comerica Bank dated June 9, 2014 (the "LSA") in the amount of $5,000,000, with an extended maturity date of June 9, 2020.  On June 9, 2020 the Company and Comerica Bank entered into Third Amendment to the LSA, which extended the maturity of the LSA to June 9, 2022.  The LSA is secured by an extended irrevocable letter of credit issued by UBS  AG (Geneva, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2021, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.

Paycheck Protection Program Loan

On April 29, 2020 the Company borrowed $542,100 through issuance of a promissory note  in accordance with the Paycheck Protection Program ("PPP") established by Section 1102 of the CARES Act and implemented and administered by the Small Business Administration (the "PPP loan").  The PPP loan matures on April 29, 2022.  The PPP loan carries interest at 1% per year and is payable in 18 monthly installments of $30,513 with first installment due on November 29, 2020.  The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP loan contains events of default and other provisions customary for a loan of this type.  Pursuant to the PPP rules, all or portion of this loan may be forgiven.  The actual amount of the loan forgiveness will depend, in part, on the total amount of payroll costs, certain allowed rent and utility costs.  Not more than 25% of the loan forgiveness amount may be attributable to non-payroll costs.  The Company used the proceeds from the PPP loan for qualifying expenses and will apply for forgiveness of the PPP loan in accordance with the terms of the CARES Act.  However, the Company cannot completely assure at this time that such forgiveness of the PPP loan will occur.

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

4.   EQUITY AND EQUITY BASED COMPENSATION

The following is a summary of the stock option activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, December 31, 2019	$12,345,796	$1.73	8.3	$13,823,410
Cancelled	(2,770,065)	1.76
Issued	840,000	2.73
Outstanding, June 30, 2020	10,415,731	1.80	7.9	$4,352,418
Vested and exercisable, June 30, 2020	$4,346,208	$1.70	6.6	$2,253,917

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at June 30, 2020 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at June 30, 2020, as reported on the OTCQB Venture Marketplace, was $2.22 per share.

At June 30, 2020, an amount of  $9,755,579 unvested expense has yet to be recorded related to outstanding stock options.

5.    DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	6 Months Ended June 30, 2020	6 Months Ended June 30, 2020	6 Months Ended June 30, 2019	6 Months Ended June 30, 2019
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 customers (measured by amounts billed)	$433,010	$455,541	$595,720	$516,258
All other Customers	615,259	767,676	693,337	1,017,785
	$1,048,269	$1,223,217	$1,289,057	$1,534,043

For the six months ended June 30, 2020, four customers accounted for 74% of the accounts receivable balance and one customer accounted for 18% of total revenue.

For the six months ended June 30, 2019, three customers accounted for 66% of the accounts receivable balance and one customer accounted for 16% of total revenue.

New customer acquisition impact on billings and revenue:

	6 Months Ended June 30, 2020	6 Months Ended June 30, 2020	6 Months Ended June 30, 2019	6 Months Ended June 30, 2019
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers in existence as of the beginning of the period (including upgrades)	$1,036,182	$1,223,217	$1,096,682	$1,534,043
Customers acquired during the period	12,087	-	192,375	-
	$1,048,269	$1,223,217	$1,289,057	$1,534,043

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

The following table summarizes the information about operating lease:
Six Months Ended June 30, 2020

Operating lease expense	$101,987
Weighted Average Remaining Lease Term (Years)	5 years
Weighted Average Discount Rate	8%

Maturities of operating lease liability as of June 30, 2020, were as follows:

	Operating Lease Expense	Variable Lease Expense	Total Lease Expense
2020	95,183	6,618	101,801
2021	189,994	13,609	203,603
2022	189,615	13,988	203,603
2023	189,225	14,378	203,603
2024	63,074	4,793	67,867
Total lease payments	$727,091	$53,386	780,477
Less imputed interest			(110,230)
Total			$670,247

7.   SUBSEQUENT EVENTS

Subsequent to June 30, 2020, the Company borrowed $200,000 through issuance of 2014 NPA Notes to UBP under 2014 NPA. The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a per share conversion price of $1.43.

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

In 2019 we consolidated our solutions under a single integrated initial offering branded Peri™. Peri™ is a cloud-based surgical and clinical procedure application architected to accomplish the following:

- Run on a platform integrated with future MobileSmith applications;
- Incorporate MobileSmith developed or licenses healthcare service applications;
- Securely link those services to Electronic Medical Records (EMR) platforms;
- Produce a mobile app based set of pre and postoperative instructions (which we refer to as Clinical Pathways), that establish a direct two-way clinical procedure management process between a patient and a healthcare provider thereby improving patient engagement during the process which both benefits the patient by improving patient experience and benefits the provider by improving clinical outcome measured in procedure cancellations and  post procedure readmissions.

During second quarter of 2020 and in a response to COVID 19 pandemic we rapidly designed and brought to market a suite of special applications.  These applications include the following:
- COVID response mobile applications used by hospital staff and hospital target communities for coordination and rapid distribution of information.
- COVIDClear mobile applications are self-attestation and symptom reporting mobile tools that are used by employers to facilitate return of their workforce back to work.

From time to time we have provided custom software development services.  Such services are not core to our business model and will likely decrease in significance in the future.

As noted below in Item 1A “Risk Factors” of Part II “Other Information” below, conditions caused by the COVID-19 pandemic significantly impacted our main customer base - healthcare providers in the United States. Healthcare providers in many states are overwhelmed with COVID-19 patients. For a period of time many hospitals halted elective and critical surgical procedures, which are the main target of our primary Peri™ offering. Many hospitals have also furloughed their non-essential staff or re-assigned their staff to intensive care units. We have experienced difficulties in our selling process in engaging decision makers within hospital organizations. Travel limitations have also restricted access to our current and potential customers. Elective surgeries are a significant component of hospital revenues. Without such revenue healthcare systems may incur significant losses from operations and reduced cashflows. We may experience increase in non-renewals for subscription to our software products or adverse changes to the payment terms under existing contracts. If the COVID-19 pandemic has an extended substantial impact on our employees and customers, our results of operations, our liquidity and access to financing may be negatively impacted.

Impact of COVID-19 on Company's operations.

As of the date of this report, the Company has not experienced a significant level of non-renewals on customer contracts due to COVID-19 pandemic.  Although the initial interest in our Peri™ product has decreased in first two quarters of 2020, the interest in Peri™ started to pick back up in the months of June and July, as some regions in the United States made considerable progress in containing the virus.  The interest in COVID response and COVIDClear offering is considerable. As a result, all newly acquired customers in 2020 purchased our COVID related products.  The COVID-19 pandemic has created new opportunities for the Company in terms of product offering and acquisition of customers outside of our main target market, which until COVID-19 developments included predominantly hospitals and healthcare systems.

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

Both markets are targeted with a diversified sales workforce that includes direct sales and resellers, such as channel partners.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2020 (the “2020 Period”) to the Three Months Ended June 30, 2019 (the “2019 Period”).

	Three Months ended June 30, 2020	Three months ended June 30, 2019	Increase (Decrease) $	Increase (Decrease)%
Revenue	$607,772	$793,324	$(185,552)	-23%
Cost of Revenue	181,221	303,003	(121,782)	-40%
Gross Profit	426,551	490,321	(63,770)	-13%

Selling and Marketing	301,052	447,123	(146,071)	-33%
Research and Development	750,438	808,397	(57,959)	-7%
General and Administrative	824,517	989,977	(165,460)	-17%

Interest Expense	1,759,173	1,167,806	591,367	51%
Loss on Debt Extinguishment	$4,864,750	$-	$4,864,750

Revenue decreased by $185,552 or 23%.  The decrease in revenue is primarily attributable to customers that did not renew their subscriptions.

Cost of Revenue decreased by $121,782 or 40%.  The decrease of $80,000 was due to decrease in outsourced contractor expenses and our delivery team expense associated with winding down of a services contract with a U.S. government agency.  An additional $30,000 decrease was attributable to elimination of various third party software services used in delivery of our products.

Gross Profit decreased by $63,770 or 13%.  Gross Profit decreased as a result of decrease in revenue, and, to the lesser extent, as a result of a decrease in revenue on several contracts that were not renewed which trails the decrease in associated cost of revenue.

Selling and Marketing expense decreased by $146,071 or 33%.  The decrease is largely attributable to decrease in payroll expense, marketing campaigns, tradeshows and travel, as we restructured our sales and marketing team and reacted to the impact of COVID 19 pandemic.  Decrease of $74,000 was attributable to decrease in stock based compensation expense.

Research and Development expense decreased by $57,959 or 7%.  This decrease is largely attributable to decrease in stock based compensation expense.

General and Administrative expense decreased by $165,460 or 17%.  The decrease is mostly attributable to decrease in stock based compensation.

Interest Expense increased by $591,367 or 51%.  The increase is due to increase in face value of the debt and amortization of debt discount.

Loss on Debt Extinguishment of $4,864,750 resulted from a debt exchange transaction.  See "Debt" footnote for additional description of the transaction.

Comparison of the six Months Ended June 30, 2020 (the “2020 Period”) to the six Months Ended June 30, 2019 (the “2019 Period”).

	Six months ended June 30, 2020	Six months ended June 30, 2019	Increase (Decrease) $	Increase (Decrease)%
Revenue	$1,232,344	$1,534,043	$(301,699)	-20%
Cost of Revenue	439,784	534,924	(95,140)	-18%
Gross Profit	792,560	999,119	(206,559)	-21%

Sales and Marketing	668,366	806,904	(138,538)	-17%
Research and Development	1,378,233	1,308,269	69,964	5%
General and Administrative	1,649,318	1,703,638	(54,320)	-3%

Interest Expense	3,610,276	2,280,590	1,329,686	58%
Loss on Debt Extinguishment	$4,864,750	$-	$4,864,750

Revenue decreased by $301,699 or 20%.   The decrease in revenue is primarily attributable to customers that did not renew their subscriptions.

Cost of Revenue decreased by $95,140 or 18%.  The decrease of approximately $50,000 was due to decrease in our delivery team expense associated with winding down of a services contract with a U.S. government agency.  Approximately $45,000 of the decrease is associated with decrease in amortization previously capitalized software development costs.

Gross Profit decreased by $206,559 or  21%, consistent with decrease in revenue and cost of revenue.

Selling and Marketing expense decreased by $138,538 or 17%.  The decrease is largely attributable to decrease in payroll expense, marketing campaigns, tradeshows and travel, as we restructured our sales and marketing team and reacted to the impact of COVID 19 pandemic.  Decrease of $74,000 was attributable to decrease in stock based compensation expense.

Research and Development expense increased by $69,964 or 5%.  This increase is largely attributable to increase in stock based compensation expense of $47,000, and salary adjustments.

General and Administrative expense decreased by $54,320  or 3%.  The increase is attributable to decrease in stock based compensation expense.

Interest Expense increased by $1,329,686 or 58%.  The increase is mostly due to increase in non-cash interest component resulting from amortization of debt discount, as the fair value of our share of stock as quoted on OTCQB was significantly higher than the conversion price of 2014 NPA Notes issued during the 2020 Period, which resulted in significant debt discount which is amortized into interest expense.

Loss on Debt Extinguishment of $4,864,750 resulted from a debt exchange transaction.  See "Debt" footnote for additional description of the transaction.

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

Nonetheless, there are factors that can impact our ability to continue to fund our operating activities for the next twelve months. These include:

●
Our ability to expand revenue volume;
●
Our ability to maintain product pricing as expected, particularly considering increased competition and its unknown effects on market dynamics;
●
Our continued need to reduce our cost structure while simultaneously expanding the breadth of our business, enhancing our technical capabilities, and pursing new business opportunities; and
●
Our ability to predict and offset the extended impact COVID-19 will have to our primary market's financial outcome, and our business.

In addition, we have an outstanding Loan and Security Agreement (the "LSA") with Comerica Bank in the amount of $5 million, which matures in June of 2022 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneve, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended June 30, 2020.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Conditions caused by the COVID-19 pandemic significantly impacted our main customer base - healthcare providers in the United States. Healthcare providers in many states are overwhelmed with COVID-19 patients. For a period of time, many hospitals halted elective and critical surgical procedures, which are the main target of our primary Peri™ offering. Many hospitals have also furloughed their non-essential staff or re-assigned their staff to intensive care units. We have experienced difficulties in our selling process in engaging decision makers within hospital organizations. Travel limitations have also restricted access to our current and potential customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2020 without registration under the Securities Act:

Between April 1, 2020 and June 30, 2020, we issued to accredited investors $6,163,250 in principal amount of our 2014 NPA Notes under the 2014 Note Purchase Agreement. The notes are convertible into shares of our Common Stock at a per share conversion rate of $1.43. All notes issued under this facility are scheduled to mature on November 14, 2022. $2,100,000 of the issued 2014 NPA Notes were issued in exchange for cash consideration and $4,063,250 in 2014 NPA Notes were issued as a result of Debt Exchange Transaction.

In addition, between April 1, 2020 and June 30, 2020 we issued several subordinated notes to a related party in the amount of $205,000.  These notes have an interest rate of 8% and mature between November 14, 2022 and November 14, 2022.

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

MOBILESMITH, INC.

August 13, 2020	By:	/s/ Jerry Lepore
Jerry Lepore
Chief Executive Officer (Principal Executive Officer)

August 13, 2020	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)