Form 10-Q
period 2020-09-30
MobileSmith, Inc.
filed 2020-11-10
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, there were 28,389,493 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended September 30, 2020

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	$253,452	$71,482
Restricted Cash and Cash Equivalents	187,916	243,485
Accounts Receivable, Net of Allowance for Doubtful Accounts of $30,000 and $5,250, Respectively	174,228	109,187
Prepaid Expenses and Other Current Assets	46,359	75,489
Total Current Assets	661,955	499,643

Property and Equipment, Net	19,108	29,368
Capitalized Software, Net	-	5,470
Operating Lease Right-of-Use Asset	553,566	674,338
Total Assets	$1,234,629	$1,208,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$79,535	$242,249
Interest Payable	1,026,647	1,834,694
Other Liabilities And Accrued Expenses	322,131	263,889
Operating Lease Liability Current	158,740	149,525
Contract With Customer Liability Current	832,629	1,051,271
Bank Loan	-	5,000,000
PPP Loan Current	331,994	-
Subordinated Promissory Notes, Related Parties	-	3,518,250
Convertible Notes Payable, Related Parties, Net of Discount	-	39,230,432
Convertible Notes Payable, Net of Discount	-	610,740
Total Current Liabilities	2,751,676	51,901,050

Operating Lease Liability	473,761	593,994
Contract with Customer Liability	18,338	28,100
Bank Loan	5,000,000	-
PPP Loan	210,106	-
Subordinated Promissory Notes, Related Parties	1,065,000	-
Convertible Notes Payable, Related Parties, Net of Discounts and Premiums	45,127,680	-
Convertible Notes Payable, Net of Discounts	1,191,507	-
Total Liabilities	55,838,068	52,523,144

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, No Shares Issued and Outstanding at September 30, 2020 and December 31, 2019	-	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At September 30, 2020 and December 31, 2019; 28,389,493 Shares Issued and Outstanding at September 30, 2020 and 28,271,598 Shares Issued and Outstanding at December 31, 2019	28,390	28,272
Additional Paid-in Capital	129,114,381	118,431,878
Accumulated Deficit	(183,746,210)	(169,774,475)
Total Stockholders' Deficit	(54,603,439)	(51,314,325)
Total Liabilities and Stockholders' Deficit	$1,234,629	$1,208,819
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
REVENUES:
Subscription and Support	$464,809	$528,145	$1,475,575	$1,819,464
Services and Other	46,602	118,110	268,180	360,834
Total Revenue	511,411	646,255	1,743,755	2,180,298

COST OF REVENUES:
Subscription and Support	196,031	153,733	542,653	582,862
Services and Other	3,000	120,766	96,162	226,561
Total Cost of Revenue	199,031	274,499	638,815	809,423

GROSS PROFIT	312,380	371,756	1,104,940	1,370,875

OPERATING EXPENSES:
Selling and Marketing	249,565	257,947	917,931	1,064,851
Research and Development	719,043	747,528	2,097,276	2,055,797
General and Administrative	835,775	927,315	2,485,093	2,630,953
Total Operating Expenses	1,804,383	1,932,790	5,500,300	5,751,601
LOSS FROM OPERATIONS	(1,492,003)	(1,561,034)	(4,395,360)	(4,380,726)

OTHER INCOME (EXPENSE):
Other Income	5,387	788	17,073	1,600
Interest Expense, Net	(1,118,422)	(1,294,461)	(4,728,698)	(3,575,051)
Loss on Debt Extinguishment	-	-	(4,864,750)	-
Total Other Expense	(1,113,035)	(1,293,673)	(9,576,375)	(3,573,451)
	-	-
NET LOSS	$(2,605,038)	$(2,854,707)	$(13,971,735)	$(7,954,177)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(0.09)	$(0.10)	$(0.49)	$(0.28)
WEIGHTED-AVERAGE NUMBER OF SHARES USED IN
COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	28,389,493	28,271,598	28,389,493	28,271,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	9 Months Ended	9 Months Ended
	September 30,	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(13,971,735)	$(7,954,177)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	15,730	64,936
Bad Debt Expense	-	14,000
Amortization of Debt Discount	2,417,888	855,751
Amortization of Debt Premium	(775,615)	-
Share Based Compensation	2,290,363	2,533,107
Loss on Debt Extinguishment	4,864,750	-
Changes in Assets and Liabilities:
Accounts Receivable	(65,041)	(134,658)
Prepaid Expenses and Other Assets	29,130	44,370
Accounts Payable	(162,714)	(3,534)
Contract Liability	(228,404)	(139,385)
Operating Lease Right-of-use Asset	120,772	134,326.00
Operating Lease Liability	(111,018)	(102,510.00)
Accrued and Other Expenses	(743,427)	(717,978)
Net Cash Used in Operating Activities	(6,319,321)	(5,405,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Subordinated Promissory Notes, Related Party	1,610,000	2,316,250
Proceeds From Issuance of Convertible Notes Payable, Related Party	1,400,000	3,160,000
Proceeds From Issuance of Convertible Notes Payable	2,900,000	-
Proceeds from PPP Loan	542,100	-
Repayments of Financing Lease Obligations	(6,378)	(21,634)
Net Cash Provided by Financing Activities	6,445,722	5,454,616

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	126,401	48,864
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	314,967	506,901
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$441,368	$555,765

Composition of Cash, Cash Equivalents and Restricted Cash Balance:
Cash and Cash Equivalents	$253,452	$311,789
Restricted Cash	187,916	243,976
Total Cash, Cash Equivalents and Restricted Cash	$441,368	$555,765

Supplemental Disclosures of Cash Flow Information:
Operating Lease Payments	$127,601	$126,057
Cash Paid During the Period for Interest	$3,825,607	$3,375,856

Non-Cash Investing and Financing Activities:
Operating Lease Right-Of-Use Asset Obtained In Exchange For Lease Obligations	$-	$883,634
Recorded Debt Discount Associated with Beneficial Conversion Feature	$8,235,278	$877,413
The Company Converted $156,980 of its Convertible Notes into Common Stock	$156,980	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(unaudited)

	Common Stock, Shares	Common Stock, $0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Totals
BALANCES, JANUARY 1, 2019	28,271,598	$28,272	$114,082,897	$(158,771,112)	$(44,659,943)
Equity-Based Compensation			504,461		504,461
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			375,175		375,175
Cumulative Adjustment Related To Adoption Of ASC842 Guidance On Accounting For Leases				2,173	2,173
Net Loss				(2,176,493)	(2,176,493)
BALANCES, MARCH 31, 2019	28,271,598	28,272	114,962,533	(160,945,432)	(45,954,627)
Equity-Based Compensation			1,099,995		1,099,995
Net Loss				(2,922,977)	(2,922,977)
BALANCES, JUNE 30, 2019	28,271,598	$28,272	$116,062,528	$(163,868,409)	$(47,777,609)
Equity-Based Compensation			928,651		928,651
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			502,238		502,238
Net Loss				(2,854,707)	(2,854,707)
BALANCES, SEPTEMBER 30, 2019	28,271,598	$28,272	$117,493,417	$(166,723,116)	$(49,201,427)

BALANCES, JANUARY 1, 2020	28,271,598	$28,272	$118,431,878	$(169,774,475)	$(51,314,325)
Equity-Based Compensation			721,681		721,681
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			2,000,000		2,000,000
Conversion of Notes Payable to Common Stock	48,951	49	65,191		65,240
Net Loss				(3,299,000)	(3,299,000)
BALANCES, MARCH 31, 2020	28,320,549	28,321	121,218,750	(173,073,475)	(51,826,404)
Equity-Based Compensation			780,776		780,776
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			6,035,278		6,035,278
Conversion of Notes Payable to Common Stock	68,944	69	91,671		91,740
Net Loss				(8,067,697)	(8,067,697)
BALANCES, JUNE 30, 2020	28,389,493	$28,390	$128,126,475	$(181,141,172)	$(52,986,307)
Equity-Based Compensation			787,906		787,906
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt			200,000		200,000
Net Loss				(2,605,038)	(2,605,038)
BALANCES, SEPTEMBER 30, 2020	28,389,493	$28,390	$129,114,381	$(183,746,210)	$(54,603,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months' Period Ended September 30, 2020
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

During second quarter of 2020 and in a response to the COVID-19 pandemic, we rapidly designed and brought to market a suite of special applications.  These applications include the following:
- COVID response mobile applications used by hospital staff and hospital target communities for coordination and rapid distribution of information; and
- COVIDClear mobile applications are self-attestation and symptom reporting mobile tools that are used by employers to facilitate return of their workforce back to work.

The Company prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of September 30, 2020.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These condensed financial statements and accompanying notes should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the nine months ended September 30, 2020 and 2019, the Company incurred net losses as well as negative cash flows from operations and has negative working capital of  $2,089,721 as of September 30, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of September 30, 2020, the Company had notes with $49,274,660 of combined face value outstanding principal which were issued under the 2007 NPA and 2014 NPA (collectively, the "Notes").  The Company is entitled to request additional notes in an amount not exceeding $9,481,750, subject to the terms and conditions specified in these facilities.  The Notes under the 2007 NPA and 2014 NPA and subordinated promissory notes to related parties mature in November of 2022.  Additionally, the Company has a Loan and Security Agreement with Comerica Bank ( the "Comerica LSA") which matures in June of 2022. There can be no assurance that the Company will in fact be able to raise additional capital through these facilities or even from other sources on commercially accepted terms, if at all.  Additionally, the disruption to capital markets caused by the pandemic may adversely affect the Company’s ability to obtain funding to continue operations in the future.  As such, there is substantial doubt about the Company's ability to continue as a going concern.

Recently Issued Accounting Pronouncements and Their Impact on Significant Accounting Policies

The Company's significant accounting policies are detailed in "Note 2: Significant Accounting Policies" of the Company's Annual Report on Form 10-K for the year ended December 31,2019.

2.   DEBT

  The table below summarizes the Company's debt outstanding at September 30, 2020 and December 31, 2019:

Debt Description	September 30,	December 31,
	2020	2019	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2022	4.08%
PPP Loan	542,100	-	April 2022	1.00%
Convertible notes - related parties, net of discounts and premiums of $759,801 and $1,193,801, respectively	45,127,680	39,230,432	November 2022	8.00%
Convertible notes, net of discount of $2,195,673 and $45,029, respectively	1,191,507	610,740	November 2022	8.00%
Subordinated Promissory Note, Related Party	1,065,000	3,518,250	November 2022	8.00%
Total debt	52,926,287	48,359,422

Less: current portion of long term debt	331,994	-
Debt - long term	$52,594,293	$48,359,422

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

On May 6, 2020,  the Company and related party holders of $4,063,250 in subordinated promissory notes exchanged those notes for the 2014 NPA Notes issued under 2014 NPA (the "Debt Exchange Transaction").  Avy Lugassy, one of Company's principal shareholders is a beneficial owner of the entities holding newly issued 2014 NPA Notes.  The newly issued 2014 NPA Notes mature on November 14, 2022 and have the terms identical to other 2014 NPA Notes.  The Debt Exchange Transaction was accounted for as debt extinguishment and the newly issued 2014 NPA Notes were recorded at fair value in accordance with ASC 470 "Debt".  The total fair value of the 2014 NPA Notes issued as a result of the Debt Exchange Transaction was determined to be $8,928,000.  The debt exchange transaction resulted in loss recorded on the statement of operations of $4,864,750 and a premium on the newly issued convertible debt of $4,864,750.  The embedded beneficial conversion feature present in the newly issued debt in the amount of $4,043,250 resulted in a debt discount and a charge to paid-in capital.

Amortization of debt discount and debt premium will be recorded in interest expense through maturity date of the notes.

Convertible Notes issued in exchange for cash consideration:

During the nine months ended September 30, 2020, the Company issued through a private placement $4,300,000 in principal amount of additional unsecured 2014 NPA Notes under the 2014 NPA, of which $1,200,000 2014 NPA Note was issued to  Union Bancaire Privée (“UBP”), $200,000 2014 NPA Note was issued to an entity of which Avy Lugassy is a beneficial owner and  $2,900,000 in 2014 NPA Notes was issued to an unrelated institutional investor.  The 2014 NPA Notes are convertible by the holder into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a per share conversion price of $1.43.

The table below summarizes our convertible notes issued as of September 30, 2020 by type:

Convertible Notes Type:	Balance	Balance

2007 NPA notes, net of discount	$20,261,974	$20,405,588
2014 NPA notes, net of discounts and premiums	26,057,213	19,435,584
Total convertible notes, net of discount	$46,319,187	$39,841,172

Subordinated Promissory Notes, Related Party

During the nine months ended September 30, 2020, the Company issued several additional subordinated promissory notes to a related party totaling $1,610,000 in principal.  These notes have an interest rate of 8% payable twice a year.  On May 6, 2020 $4,063,250 of subordinated promissory notes to related party were exchanged for 2014 NPA Notes as detailed above.  As of September 30, 2020 remaining balance of these notes was $1,065,000.

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

Paycheck Protection Program Loan

On April 29, 2020 the Company borrowed $542,100 through issuance of a promissory note  in accordance with the Paycheck Protection Program ("PPP") established by Section 1102 of the CARES Act and implemented and administered by the Small Business Administration (the "PPP loan").  The PPP loan matures on April 29, 2022.  The PPP loan carries interest at 1% per year and is payable in 18 monthly installments of $30,513.  The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP loan contains events of default and other provisions customary for a loan of this type.  Pursuant to the PPP rules, all or portion of this loan may be forgiven.  The actual amount of the loan forgiveness will depend, in part, on the total amount of payroll costs, certain allowed rent and utility costs.  Not more than 25% of the loan forgiveness amount may be attributable to non-payroll costs.  The Company used the proceeds from the PPP loan for qualifying expenses and will apply for forgiveness of the PPP loan in accordance with the terms of the CARES Act.  However, the Company cannot completely assure at this time that such forgiveness of the PPP loan will occur.

The first monthly installment of the PPP loan is due on November 29, 2020.  However, due to extension of the original CARES Act timeline and due to difficulties of SBA processing foregiveness applications, the monthly installment timeline is likely to be pushed back.

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

4.   EQUITY AND EQUITY BASED COMPENSATION

The following is a summary of the stock option activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2019	12,345,796	$1.73	8.3	$13,823,410
Cancelled	(2,770,065)	1.76
Issued	840,000	2.73
Outstanding, September 30, 2020	10,415,731	1.80	6.7	$7,268,822
Vested and exercisable, September 30, 2020	4,838,681	$1.72	6.0	$3,783,524

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at September 30, 2020 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at September 30, 2020, as reported on the OTCQB Venture Marketplace, was $2.50 per share.

At September 30, 2020, an amount of  $8,970,854 unvested expense has yet to be recorded related to outstanding stock options.

5.    DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	9 Months Ended September 30, 2020		9 Months Ended September 30, 2019
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 customers (measured by amounts billed)	$527,160	$611,026	$1,002,040	$596,210
All other Customers	993,869	1,132,729	1,045,873	1,584,088
	$1,521,029	$1,743,755	$2,047,913	$2,180,298

For the nine months ended September 30, 2020, one customer accounted for 16% of total revenue and two customers accounted for 67% of accounts receivable balance.

For the nine months ended September 30, 2019, one customer accounted for 17% of total revenue and one customer accounted for 89% of accounts receivable balance.

New customer acquisition impact on billings and revenue:

	9 Months Ended September 30, 2020		9 Months Ended September 30, 2019
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers in existence as of the beginning of the period (including upgrades)	$1,387,693	$1,711,012	$1,476,663	$2,175,245
Customers acquired during the period	133,336	32,743	571,250	5,053
	$1,521,029	$1,743,755	$2,047,913	$2,180,298

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

The following table summarizes the information about our operating lease:
Nine Months Ended September 30, 2020

Operating lease expense	$153,271
Weighted Average Remaining Lease Term (Years)	5 years
Weighted Average Discount Rate	8%

Maturities of operating lease liability as of September 30, 2020, were as follows:

	Operating Lease Expense	Variable Lease Expense	Total Lease Expense
2020 (remaining 3 months)	47,590	3,310	50,900
2021	189,994	13,609	203,603
2022	189,615	13,988	203,603
2023	189,225	14,378	203,603
2024	63,074	4,793	67,867
Total lease payments	$679,498	$50,078	729,576
Less imputed interest			(97,075)
Total			$632,501

7.   SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company borrowed $300,000 through issuance of a subordinated promissory notes to a related party.  The note carries an interest rate of 8% per year and matures on November 14, 2022.

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
During 2018, we refined our healthcare offering and redefined our product - a suite of e-health mobile solutions, that consists of a catalog of ready to deploy mobile app solutions (App Blueprints) and support services.

In 2019, we consolidated our solutions under a single integrated initial offering branded Peri™. Peri™ is a cloud-based surgical and clinical procedure application architected to accomplish the following:

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

During second quarter of 2020 and in a response to the COVID 19 pandemic we rapidly designed and brought to market a suite of special applications.  These applications include the following:
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

As of the date of this report, the Company has not experienced a significant level of non-renewals on customer contracts due to the COVID-19 pandemic.  Although the initial interest in our Peri™ product has decreased in first two quarters of 2020, the interest in Peri™ started to pick back up in the months of June and July, as some regions in the United States made considerable progress in containing the virus.  The interest in COVID response and COVIDClear offering has been considerable. As a result, all newly acquired customers in 2020 purchased our COVID related products.  The COVID-19 pandemic has created new opportunities for the Company in terms of product offering and acquisition of customers outside of our main target market, which until COVID-19 developments included predominantly hospitals and healthcare systems.

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

Both markets are targeted with a diversified sales workforce that includes direct sales and resellers, such as channel partners.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2020 (the “2020 Period”) to the Three Months September 30, 2019 (the “2019 Period”).

	Three Months ended September 30, 2020	Three Months ended September 30, 2019	Increase (Decrease) $	Increase (Decrease) %
Revenue	$511,411	$646,255	$(134,844)	-21%
Cost of Revenue	199,031	274,499	(75,468)	-27%
Gross Profit	312,380	371,756	(59,376)	-16%

Selling and Marketing	249,565	257,947	(8,382)	-3%
Research and Development	719,043	747,528	(28,485)	-4%
General and Administrative	835,775	927,315	(91,540)	-10%

Interest Expense	1,118,422	1,294,461	(176,039)	-14%

Revenue decreased by $134,844 or 21%.  The decrease in revenue is primarily attributable to customers that did not renew their subscriptions in the past and for which revenue recognition ended at the end of the contract term, offset by acquisition of new customers.

Cost of Revenue decreased by $75,468 or 27%.  The decrease was primarily attributable to a decrease in outsourced contractor expenses and our delivery team expense associated with winding down of a services contract with a U.S. government agency.  An additional $21,000 decrease was attributable to elimination of various third party software services used in delivery of our products.

Gross Profit decreased by $59,376 or 16%.  Gross Profit decreased as a result of decrease in revenue, and, to a lesser extent, as a result of a decrease in revenue on several contracts that were not renewed which trails the decrease in associated cost of revenue.

Selling and Marketing expense decreased by $8,382 or 3%.  The decrease is due to fluctuations in the timing of marketing campaigns.

Research and Development expense decreased by $28,485 or 4%.  The decrease is largely attributable to decrease in stock based compensation expense.

General and Administrative expense decreased by $91,540 or 10%.  The decrease is mostly attributable to decrease in stock based compensation.

Interest Expense decreased by $176,039 or 14%.  The non-cash interest component decreased by $290,000 due to amortization of debt premiums and discounts, offset by an increase in cash portion of $115,000 due to increase in face value of debt.

Comparison of the nine Months Ended September 30, 2020 (the “2020 Period”) to the nine Months Ended September 30, 2019 (the “2019 Period”).

	Nine months ended September 30, 2020	Nine months ended September 30, 2019	Increase (Decrease) $	Increase (Decrease) %
Revenue	$1,743,755	$2,180,298	$(436,543)	-20%
Cost of Revenue	638,815	809,423	(170,608)	-21%
Gross Profit	1,104,940	1,370,875	(265,935)	-19%

Selling and Marketing	917,931	1,064,851	(146,920)	-14%
Research and Development	2,097,276	2,055,797	41,479	2%
General and Administrative	2,485,093	2,630,953	(145,860)	-6%

Interest Expense	4,728,698	3,575,051	1,153,647	32%
Loss on Debt Extinguishment	4,864,750	-	4,864,750

Revenue decreased by $436,543 or 20%.   The decrease in revenue is primarily attributable to customers that did not renew their subscriptions in the past and for which revenue recognition ended at the end of the contract term, offset by acquisition of new customers.

Cost of Revenue decreased by $170,608 or 21%.  The decrease of approximately $130,000 was due to decrease in our delivery team expense associated with winding down of a services contract with a U.S. government agency.  Approximately $48,000 of the decrease is associated with decrease in amortization previously capitalized software development costs.

Gross Profit decreased by $265,935 or 19%.  The decrease is consistent with the decrease in revenue and cost of revenue.

Selling and Marketing expense decreased by $146,920 or 14%.   A decrease of $96,000 was attributable to decrease in stock based compensation expense.  The remaining decrease is attributable to decrease in compensation due to restructuring of sales and marketing team and decrease in travel.

Research and Development expense increased by $41,479 or 2%.  The increase is largely attributable to payroll and stock based compensation, offset by a decrease in recruiting expense.

General and Administrative expense decreased by $145,860 or 6%.  The decrease is attributable to decrease in stock based compensation expense.

Interest Expense increased by $1,153,647 or 32%.  An increase of $1,562,000 is due to increase in non-cash interest component resulting from amortization of debt discount, as the fair value of our share of stock as quoted on OTCQB was significantly higher than the conversion price of 2014 NPA Notes issued during the 2020 Period, which resulted in significant debt discount which is amortized into interest expense.  This is offset by amortization of debt premium of $775,000.  The cash portion of interest increased by $367,000 due to increase in face value of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended September 30, 2020.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Conditions caused by the COVID-19 pandemic significantly impacted our main customer base - healthcare providers in the United States.  Initially, healthcare providers in many states were overwhelmed with COVID-19 patients and this remains a risk to reoccur in the future. For a period of time, many hospitals halted elective and critical surgical procedures, which are the main target of our primary Peri™ offering. Many hospitals have also furloughed their non-essential staff or re-assigned their staff to intensive care units. We have experienced difficulties in our selling process in engaging decision makers within hospital organizations. Travel limitations have also restricted access to our current and potential customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2020 without registration under the Securities Act:

Between July 1, 2020 and September 30, 2020, we issued to certain accredited investors $200,000 in principal amount of our 2014 NPA Notes under the 2014 Note Purchase Agreement. The notes are convertible into shares of our Common Stock at a per share conversion rate of $1.43. All notes issued under this facility have an interest rate of 8% and mature on November 14, 2022.

In addition, between July 1, 2020 and September 30, 2020 we issued one subordinated promissory note to a related party in the amount of $360,000.  This note has an interest rate of 8% and matures on November 14, 2022.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Stockholders’ Deficit and (v) related notes to these condensed consolidated financial statements, tagged as blocks of text and in detail  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

November 10, 2020	By:	/s/ Jerry Lepore
Jerry Lepore
Chief Executive Officer (Principal Executive Officer)

November 10, 2020	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)