Form 10-K
period 2020-12-31
MobileSmith, Inc.
filed 2021-03-23
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-32634

MOBILESMITH, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4439334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Trinity Road, Suite 208 Raleigh, North Carolina	27607
(Address of principal executive offices)	(Zip Code)

(855) 516-2413
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
None	None

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $19.4 million (based on the closing sale price of  $2.22 per share on such date).

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 23, 2021 was 28,389,493.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	20

Item 11.	Executive Compensation	20

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20

Item 13.	Certain Relationships and Related Transactions, and Director Independence	20

Item 14.	Principal Accounting Fees and Services	20

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

Principal Products and Services

MobileSmith is a developer of software applications for the healthcare industry.  Our software products include a cloud-based  collection of  applications that run on our architected healthcare technology ecosystem.  The architecture is designed to do the following:
●
improve experience of healthcare patients and consumers, who are often at the same time members of various medical insurance networks
●
optimize delivery of healthcare and relationship between members and insurance networks
●
increase adoption, utilization and intelligence of EMRs (electronic medical records), extend EMR's usability to patients and consumers of healthcare

Since 2013 the Company focused exclusively on the development of do-it-yourself customer facing platform that enabled organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code.  During 2017 the Company concluded that it had its highest rate of success with clients within the Healthcare industry and concentrated its development and sales and marketing efforts in that industry.  During 2018 we further refined our Healthcare offering and redefined our product - a suite of e-health mobile solutions that consist of a catalog of ready to deploy mobile app solutions (App Blueprints) and support services.  In 2019 and 2020 we consolidated our  current solutions under a single offering branded Peri™.  Peri™ is designed to bridge the gap between healthcare industry system tools and healthcare consumer's mobile device.

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

Principal Customers

During 2019 we increased our services to a government agency and the revenue from that relationship comprised 17% of our recognized aggregate revenue. This same customer accounted for 12% of recognized revenue in 2020.  The contract with this customer was completed in 2020. Such services are not core to our business model and unlikely to be significant in the future.

For the year ended December 31, 2020, one customer accounted for 12% of the Company’s revenue. Two customers accounted for 91% of the net accounts receivable balance as of December 31, 2020.

Research and Development

During 2017 and 2018 we focused our technological and design efforts on our Blueprint features, that dominated our offering to healthcare providers in 2019  (Blueprint is a fully customizable pre-built app targeting specific healthcare related business function or health condition).

During 2019 we invested heavily in development of our Peri™  solution, which was introduced to the market during that year and in 2020 we continued to refine the product and add features.

Competition

We have been successful in penetrating the healthcare provider technology market and developed extensive expertise in the industry.  With many of our customers we enjoy five-plus year relationships.  However, the healthcare provider technology industry is highly competitive.  Our competitors range from successful established companies to emerging start-ups.  Many of these companies have significantly greater financial, personnel, and other resources than we do.  Moreover, more companies enter the industry and market every year.  As a result of this, we expect the competition we face to grow stronger in the next five years.

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

Employees

As of December 31, 2020, we had 28 full time employees and no part-time employees. None of our employees are subject to collective bargaining agreements.

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

Conditions caused by the COVID-19 pandemic significantly impacted our main customer base - healthcare providers in the United States. Healthcare providers in many states were overwhelmed with COVID-19 patients during 2020 and beginning of 2021. Many hospitals halted elective and critical surgical procedures, which are the main target of our primary Peri™ offering. Many hospitals furloughed their non-essential staff or re-assigned their staff to intensive care units. We have experienced difficulties in our selling process, in engaging decision makers within hospital organizations. Travel limitations have also restricted access to our current and potential customers.

Elective surgeries are a significant component of hospital revenues. Without such revenue healthcare systems may incur significant losses from operations and reduced cashflows. We may experience an increase in non-renewals for subscription to our software products or adverse changes to the payment terms under existing contracts.

If the COVID-19 pandemic has an extended substantial impact on our employees and customers, our results of operations, our liquidity and access to financing may be negatively impacted.

A default by us in respect to the amounts outstanding on the notes outstanding under the commercial bank loan when due in 2022 would enable the bank to foreclose on our assets.

The Company has an outstanding Loan and Security Agreement (the “LSA”) with Comerica Bank in the amount of $5,000,000, which matures in June of 2022 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with a renewed term expiring on May 31, 2021, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the filing date of this Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit. We also have no commitments of funding should UBS elect to not renew the letter of credit.

Any foreclosure efforts under the LSA could force us to substantially curtail or cease our operations.

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

Since inception, we have not yet achieved positive cash flows from operations, and our main source of operating funds since 2007 was the sale of notes under two convertible note facilities that we implemented and through issuance of subordinated promissory notes. See Item 7, “Management’s Discussion and Analysis “Liquidity and Capital Resources”. In December of 2020 and January of 2021 we exchanged all non-bank debt into Series A Convertible Preferred stock (the "Series A Preferred") with the same investors.  We expect to finance our operations through issuance of Series A Convertible Preferred Stock going forward.  If financing through issuance of Series A Convertible Preferred Stock becomes unavailable, we will need to seek other sources of funding.  The inability to raise additional funds when needed on terms acceptable to us may have a material adverse effect on our operations.

The fact that there is substantial doubt about our ability to continue as a going concern may  negatively affect our ability to raise additional funds, among other things. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment.

Our audited financial statements underscore doubt about our ability to continue as a going concern.  Such disclosure could materially limit our ability to raise additional funds by issuing new equity or debt securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan and, we may have to liquidate our business, which may result in the loss of your entire investment. You should consider disclosures related to the going concern that we have made in our financial statements when determining if an investment in us is suitable.

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

Our principal stockholders beneficially own or control a large percentage of our outstanding common stock. Certain of these principal stockholders hold Series A Convertible Preferred equity, which may be exercised or converted into additional shares of our common stock under certain conditions. The holders of Series A Preferred shares have designated a representative to act as their agent. We have agreed that the representative shall be granted access to our facilities and personnel during normal business hours, shall have the right to attend all meetings of the Board of Directors and its committees, and shall receive all materials provided to the Board of Directors or any committee. In addition, so long as the Series A Preferred shares are outstanding, we have agreed that we will not take certain material corporate actions without approval of the Agent.

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

Mr. Avy Lugassy controls Grasford Investments Ltd. (“Grasford”) and other entities of which he is either a beneficial owner or exercises significant influence or control. As of the date of this report , Grasford holds 10,054,045 , or 35.6%, of the Company’s issued and outstanding common stock.  In addition, Avy Lugassy holds or controls approximately 459,230 in Series A Preferred shares, which are convertible at the election of the holder into additional 13,776,900 shares of common stock. Being a significant owner of our company, Mr. Lugassy may exercise significant influence on our operations through his ability to vote his shares.

In addition, as of the date of this report, Union Bancaire Privée (“UBP”) holds 7,167,832, or 25.4% of  the Company’s issued and outstanding common stock and approximately 695,728 in Series A Preferred shares convertible into additional 20,871,840 shares of common stock . Because UBP may convert its Series A Preferred shares, if UBP so converts, it would acquire a significant percentage of our shares of common stock and, like Grasford, would be able to exercise significant influence on the Company’s operations as a result.

Future utilization of net operating loss carryforwards may be limited.

In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards that were created during tax periods prior to the change in ownership. A change in ownership may result from the issuance of shares of the Company’s common stock pursuant to conversion of the Series A Preferred or any other event that results in the issuance of common or preferred shares of the Company, among other events.

Any future issuance of our shares of common stock could have a dilutive effect on the value of our existing shares of common stock.

The conversion price on our outstanding Series A Preferred stock is 30 shares of common for one share of preferred, which equates to purchase price of one share of common stock for every $1.43 of investment into convertible notes or Series A Preferred Shares and on March 22, 2021 the closing price of our stock was $3.23 per share.  As of the date of this report, we have 1,277,377 of Series A Preferred outstanding convertible into 38,321,310 shares of common stock, which would more than double our current number of shares of common stock outstanding.  As we continue to issue more of the Series A Preferred, the number of conversion shares will increase.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock with powers, rights and preferences designated by it, of which it designated 1,750,000 for Series A Convertible Preferred stock.  Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to affect a takeover or otherwise gain control of the Company.  The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means.  Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause.  Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

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

We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which is often a more widely traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. The Company's corporate office in Raleigh North Carolina consists of approximately 7,000 square feet. The lease term for the premises commenced in July 2013 with an initial term that expired in March 2019.  The Company has extended the lease through April 2024.  As a result of the amendment the Company has received an incentive from the landlord valued at approximately $100,000.

Accounting principles generally accepted in the United States of America require that the total rent expense to be incurred over the term of the lease be recognized on a straight-line basis.   The average annual rent expense over the term of the lease is approximately $190,000.

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

Year Ended December 31, 2019:	High	Low
First Quarter	$1.90	$1.10
Second Quarter	$1.91	$1.01
Third Quarter	$1.90	$1.05
Fourth Quarter	$4.69	$1.00

Year Ended December 31, 2020:
First Quarter	$5.50	$2.40
Second Quarter	$3.10	$1.30
Third Quarter	$4.15	$1.36
Fourth Quarter	$6.23	$1.51

As of March 23, 2021 there were 160 holders of record of shares of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on shares of our common stock and do not intend to declare or pay dividends for the foreseeable future.

The holders of Series A Convertible Preferred stock are entitled to dividend that yields 8% on the stated value invested.  The dividend is payable in cash or in additional shares of Series A Convertible Preferred stock, at the option of the Company.

Issuer Repurchases of Equity Securities

We do not have a stock repurchase program for our common stock and have not otherwise purchased any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes significant factors affecting the operating results, financial condition and liquidity of MobileSmith for the two-year period ended December 31, 2020. This discussion should be read in conjunction with the financial statements and notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and the more detailed discussion and analysis of our financial condition and results of operations in conjunction with the risks described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Overview of Financing Activities and Sources of Cash

From November 14, 2007 and through November of 2020, we have financed our working capital deficiency primarily through the issuance of convertible promissory notes under two convertible note facilities and subordinated promissory notes to related parties. The first, established in November 2007, is evidenced by the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (as so amended, the “2007 NPA”) and the second, established in December 2014, is evidenced by the unsecured Convertible Subordinated Note Purchase Agreement (the “2014 NPA”); together with the 2007 NPA, (the “Convertible Note Facilities”) with Union Bancaire Privée, UBP SA ("UBP").   All references in this filing to “2007 NPA Notes” will mean notes issued under the  2007 NPA and all references to “2014 NPA Notes" will mean notes issued under the 2014 NPA.  All references to the Convertible Notes will mean any convertible note or notes issued either under 2007 or 2014 NPAs.  All references to Subordinated Promissory Notes will mean any subordinated note or notes, as defined under Subordinated Promissory Notes, Related Parties in "Debt" footnote in ITEM 8. Financial Statements and Supplementary Data.

In June of 2020 we extended maturity of both the 2007 and 2014 NPA Notes from November of 2020 to November of 2022, which lengthened the period over which the debt discount is amortized.

During 2020, we borrowed a total of $4,550,000 under the 2014 NPA.

In addition, during 2020 we also borrowed a total of $1,910,000 through issuance of Subordinated Promissory Notes to related parties to finance our working capital shortfalls.

On December 23, 2020, the Company and all but one debt investor entered into a debt exchange transaction where the Company exchanged its convertible debt and promissory notes plus accrued but unpaid interest into Series A Convertible Preferred Stock.

The total of 1,158,141 shares of Series A Convertible Preferred Stock  were issued in exchange for $49,684,127 of face value of debt that also included accrued interest.  On January 28, 2021 the Company exchanged remaining face value of $2,900,000 of convertible debt for 70,014 shares of Series A Convertible Preferred stock.

Starting in December of 2020, we have entered into Series A Convertible Preferred Stock purchased agreements for our Series A Convertible Preferred Stock and started financing our shortfall in operations by issuance of preferred shares under the agreement.  In 2020, we issued 8,158 of Series A Convertible Preferred in exchange for $350,000 in cash.

Each share of our Series A Convertible Preferred Stock is convertible at any time into 30 shares of our common stock (subject to adjustment as set forth in the Certificate of Designation), which equates to the same conversion rate that existed under our 2007 and 2014 Notes. Each share of Series A Convertible Preferred Stock is entitled to an annual dividend equal to $3.43, which equates to an annual dividend rate of 8% which is the same as annual interest rate that existed under the 2007 and 2014 Notes. The dividend is payable in January and July of each year and may, at the Company’s discretion, be paid either in cash or in additional shares of Series A Convertible Preferred Stock based on the formula set forth in the Certificate of Designations.

A summary of the terms of the Series A Convertible Preferred Stock are as follows:

●
Each share of Series A Preferred Stock shall have a par value of $0.001 per share and a stated value equal to $42.90 (the “Stated Value”);
●
Each share of the Series A Preferred Stock then outstanding shall be entitled to receive an annual dividend equal to $3.43, subject to proration related to the timing of issuance. Such dividend is designed to have an effective yield of 8%on invested stated value;
●
Each dividend shall be paid either in shares of Series A Preferred Stock (“Payment-in-Kind”) or in cash, at the option of the Corporation, on the respective Dividend Date;
●
The Holders of Series A Preferred Stock shall have no voting rights with respect to any matters to be voted on by the stockholders of the Corporation;
●
The Holders of Series A Preferred Stock shall have certain Board observation and inspection rights administered through a designated Agent;
●
Each share of Series A Preferred Stock shall be convertible, at any time and from time to time, at the option of the Holder into30 shares of Common Stock, which results in conversion ratio of $1.43 of stated value of Series A Preferred Stock into one share of common stock (the "Series A Preferred Conversion Price");
●
The shares are subject to automatic conversion immediately prior to the occurrence of a Fundamental Transaction, as defined in a Certificate of Designation. A Fundamental Transaction includes, but is not limited to, a sale, merger or similar change in ownership.

Comerica LSA

We have an outstanding Loan and Security Agreement (the "LSA") with Comerica Bank pursuant to which $5,000,000 is outstanding with an original maturity date of June 9, 2016.  On June 9, 2020, the Company and Comerica Bank entered into Third Amendment to the LSA, which extended the maturity of the LSA to June 9, 2022.

The LSA is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) with a renewed term expiring on May 31, 2021, which term is automatically renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this Form 10-K, no such notice has been provided to us and we have not we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

Significance of Human Capital in Our Operations.

Our success depends on the performance of employees and contractors that make up our team of about 30 individuals.  The team is by far our largest investment and cost.  We make significant investments in technical skills and knowledge of healthcare industry.  As such, expansion of the team often comes with additional recruiting expenses.  All of our employees are currently based in the United States.  During 2020 we invested in remote work environment, which allowed us to expand our hiring practices geographically from local markets to include the entire United States.

Comparison of Operating Results for Fiscal Years Ended December 31, 2020 and 2019

Results of Operations

	Year ended December 31, 2020	Year ended December 31, 2019	Increase (Decrease) $	Increase (Decrease) %
Revenue	$2,197,079	$2,801,708	$(604,629)	-22%
Cost of Revenue	833,945	1,068,983	(235,038)	-22%
Gross Profit	1,363,134	1,732,725	(369,591)	-21%

Selling and Marketing	1,328,246	1,445,246	(117,000)	-8%
Research and Development	2,820,222	2,771,003	49,219	2%
General and Administrative	3,325,366	3,629,622	(304,256)	-8%

Interest Expense	6,040,630	4,894,233	1,146,397	23%
Losses on Debt Extinguishments	$59,353,584	$-	$59,353,584

Revenue  decreased by $604,629, or 22%.  The decrease of $200,000 accounted for completion of a large contract with a government agency.  The remainder of the decrease is associated with loss of customers due to non-renewals of contracts.

Cost of Revenue decreased by $235,038, or 22%.  A decrease of $77,000 is attributable to decrease in license and use fees paid to our service partners, whose technology is integrated into our service offerings.  A decrease of $218,000 is attributable to outsourced and internal development costs associated with delivery of custom development services.  Decrease of $58,000 was due to change in amortization expense.  The decreases were offset by increase in payroll costs of  $88,000 due to expansion of our product delivery team.

Gross Profit decreased by $369,591, or 21%.  Contract non-renewals resulted in loss of customers who predominantly had purchased subscription services that carry higher margins than services revenue or contracts with integrations with service partners.

Selling and Marketing expense decreased by $117,000, or 8%.  Personnel expense which includes both employees and contractors decreased by $66,000 as we restructured our team and kept certain positions unfilled until later in year.  We increased hiring for selling and marketing activities which resulted in an increase in recruiting expense by $86,000.  Travel decreased by $46,000 due to COVID pandemic limitations.  Stock based compensation decreased by $107,000.

Research and Development expense increased by $49,219, or 2%.  Personnel cost increased by $118,000 because our developers devoted less time to revenue generating custom development and more time to overall product development.  Recruiting costs decreased by $91,000.  Stock based compensation increased by $28,000.

General and Administrative expense decreased by $304,256, or 8%.  Stock based compensation decreased by $290,000.  Travel expense and IT related costs decreased by 107,000 and 36,000, respectively.  Personnel costs , which includes the Board of Directors and consultants, increased by approximately $95,000.

Interest Expense increased by $1,146,397 or 23%.  Cash portion of interest increased $470,000 due to increase in face value of debt.  Non-cash interest portion increased by $760,000 due to amortization of debt discount and debt premiums. The increases were offset by decrease in Comerica interest by $73,000 due to decrease in the variable interest rate on Comerica Loan.

Losses on Debt Extinguishments of $59.3535,584 resulted from two debt exchange transactions, which took place in May and December of 2020.  For more information about the transaction refer to "Debt" footnote of the financial statements included in this Form 10K.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and historically our main source of funds for our operations had been the sale of our convertible promissory notes issued under our convertible note facilities and subordinated promissory notes to related parties.  Subsequent to the exchange of debt for Series A Convertible Preferred Stock that was completed on January 28, 2021, our source of funding is expected to be issuance of Series A Convertible Preferred stock.   We need to continue to rely on outside funding until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, and additional issuances of Series A Convertible Preferred Stock, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 months from the date of this report.  Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available to us on acceptable terms, if at all. Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

During 2020 the Company issued $1,650,000 and $2,900,000 in 2014 NPA notes to related and unrelated parties, respectively.

In addition, during the year the Company issued  $1,910,000 in subordinated promissory to related parties.

We issued 350,000 in Series A Convertible Preferred shares and received a $542,100 PPP loan.

Nonetheless, there are factors that can impact our ability to continue to fund our operating the next twelve months. These include:

●
Our ability to expand revenue volume during and post the COVID-19 pandemic, when healthcare systems have been concentrating their efforts on emergency services, recovery from pandemic  and may postpone other initiatives;

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

In addition, if UBS were to elect not to renew the irrevocable letter of credit beyond May 31, 2021, the currently scheduled expiration date, then such non-renewal will result in an event of default under the LSA, at which time all amounts outstanding under the LSA of approximately $5 million will become due and payable. Currently, the letter of credit is automatically extended for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.  As of the filing date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

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

Incremental Costs of Obtaining a Contract
The Company’s incremental costs of obtaining a contract include sales commissions and are recognized as other assets on the balance sheet for the contracts with a term exceeding 12 months. These costs are amortized through the term of the contract and are recorded as sales and marketing expense. As of December 31, 2020 the Company’s other assets include approximately $5,000 of such costs.

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

Fair Value Measurements
Certain debt and equity transactions require the Company to record newly issued financing instruments at fair value at the time of issuance.  The Company follows guidance in ASC 820 Fair Value Measurements to determine fair value of such instruments.  We use Level 3 from the fair value hierarchy prescribed by ASC 820.  Level 3 inputs require us to use significant judgements and unobservable inputs when determining fair value of financing instruments.  Such judgements and inputs are described in detail in footnote 6 in the financial statements that accompany this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders MobileSmith, Inc.
Raleigh, North Carolina

Opinion on the Financial Statements
We have audited the accompanying balance sheets of MobileSmith, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Debt and Equity Instruments
As disclosed in Notes 4 and 6 to the financial statements, the Company has entered into convertible note agreements with individuals including related parties. The accounting for the transactions were complex, as it required assessment as to whether features, other than the conversion feature, required bifurcation and separate valuation. Additionally, the transactions were complex as they required valuation of the conversion feature in the debt instrument, which involved estimation of the fair value of the debt instrument absent of any conversion feature, and evaluation of the appropriate classification of the conversion feature in the financial statements.

Our audit procedures included the following:

●
We obtained an understanding of the internal controls and processes in place over management’s valuation assessments.
●
We obtained and read the underlying convertible note agreements.
●
We evaluated the Company’s selection of the valuation methodology and significant assumptions used by the Company, and evaluated the completeness and accuracy of the underlying data supporting the significant assumptions. Specifically, when assessing the key assumptions, we evaluated the appropriateness of the Company’s estimates of its credit risk, volatility, dividend yield, and the market risk free rate for stock compensation.
●
We evaluated the Company’s selection of the valuation methodology and significant assumptions used by the Company, and evaluated the completeness and accuracy of the underlying data supporting the significant assumptions over debt and equity transactions.
●
We tested a sample of convertible debt and equity transactions to ensure they are properly recorded in accordance with US GAAP.
●
We verified proper approval of equity transactions.
●
We tested management’s application of the relevant accounting guidance.

Revenue from Contracts with Customers
The Company had $2,197,079 in revenues for the year ended December 31, 2020. As disclosed in Note 2 to the financial statements, the Company derives revenue primarily from contracts with custom work for specific deliverables and multiple performance obligations.

Due to the nature of the Company’s contracts including multiple performance obligations, management exercises significant judgment in the following areas in determining appropriate revenue recognition:

●
Identification of the contract with the customer
●
Determination of which products and services are considered distinct performance obligations that should be accounted for separately or combined
●
Determination of stand-alone selling prices for each performance obligation
●
Estimation of contract transaction price and allocation of the transaction price to the performance obligations
●
The pattern of delivery for each distinct performance obligation

As a result, a high degree of auditor judgement was required in performing audit procedures to evaluate the reasonableness of management’s judgments. Changes in these judgments can have a material effect on the amount of revenue recognized on these contracts. Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. Our audit procedures included the following for each revenue stream where procedures were performed:

●
Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition processes.
●
Analyzed the significant assumptions and estimates made by management as discussed above.
●
Assessed the recorded revenue by selecting a sample of transactions, analyzing the related contract, testing management’s identification of distinct performance obligations, and comparing the amounts recognized for consistency with underlying documentation.

 /s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2009. Raleigh, North Carolina
March 23, 2021

MOBILESMITH, INC.
BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$161,744	$71,482
Restricted Cash and Cash Equivalents	189,179	243,485
Accounts Receivable, Net of Allowance for Doubtful Accounts of $30,000 and $5,250, Respectively	113,906	109,187
Prepaid Expenses and Other Current Assets	43,286	75,489
Total Current Assets	508,115	499,643

Property and Equipment, Net	-	29,368
Capitalized Software, Net	-	5,470
Operating Lease Right-of-Use Asset	512,124	674,338
Total Assets	$1,020,239	$1,208,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$155,850	$242,249
Interest Payable	271,868	1,834,694
Other Liabilities And Accrued Expenses	237,750	263,889
Operating Lease Liability Current	161,936	149,525
Contract With Customer Liability Current	649,789	1,051,271
Bank Loan	-	5,000,000
PPP Loan Current	423,067	-
Subordinated Promissory Notes, Related Parties	-	3,518,250
Convertible Notes Payable, Related Parties, Net of Discount	-	39,230,432
Convertible Notes Payable, Net of Discount	-	610,740
Total Current Liabilities	1,900,260	51,901,050

Operating Lease Liability	432,058	593,994
Contract With Customer Liability	-	28,100
Bank Loan	5,000,000	-
PPP Loan	119,033	-
Convertible Notes Payable, Net of Discount	972,108	-
Total Liabilities	8,423,459	52,523,144

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, Including 1,750,000 Authorized and Designated for Series A Convertible Preferred Shares: 1,166,297 Issued and Outstanding as of December 31, 2020 and zero as of December 31, 2019	103,649,344	-
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized at December 31, 2020 and December 31, 2019; 28,389,493 Shares Issued and Outstanding at December 31, 2020 and 28,271,598 Shares Issued and Outstanding at December 31, 2019	28,390	28,272
Additional Paid-in Capital - Common Shares	130,103,361	118,431,878
Accumulated Deficit	(241,184,315)	(169,774,475)
Total Stockholders' Deficit	(7,403,220)	(51,314,325)
Total Liabilities and Stockholders' Deficit	$1,020,239	$1,208,819

The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.
 STATEMENT OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
REVENUES:
Subscription and Support	$1,928,899	$2,319,514
Services and Other	268,180	482,194
Total Revenue	2,197,079	2,801,708

COST OF REVENUES:
Subscription and Support	737,783	754,743
Services and Other	96,162	314,240
Total Cost of Revenue	833,945	1,068,983

GROSS PROFIT	1,363,134	1,732,725

OPERATING EXPENSES:
Selling and Marketing	1,328,246	1,445,246
Research and Development	2,820,222	2,771,003
General and Administrative	3,325,366	3,629,622
Total Operating Expenses	7,473,834	7,845,871
LOSS FROM OPERATIONS	(6,110,700)	(6,113,146)

OTHER INCOME (EXPENSE):
Other Income	95,074	1,843
Interest Expense, Net	(6,040,630)	(4,894,233)
Loss on Debt Extinguishment	(59,353,584)	-
Total Other Expense	(65,299,140)	(4,892,390)
NET LOSS	$(71,409,840)	$(11,005,536)

Plus: Deemed Dividend on Series A Convertible Preferred Stock	(37,438,180)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(108,848,020)	$(11,005,536)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(3.83)	$(0.39)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE: Basic And Fully Diluted	28,389,493	28,271,598

  The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.
 STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(71,409,840)	$(11,005,536)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	34,838	74,526
Bad Debt Expense	30,000	4,750
Amortization of Debt Discount	3,184,641	1,207,760
Amortization of Debt Premium	(1,218,824)	-
Share Based Compensation	3,109,763	3,471,568
Losses on Debt Extinguishments	59,353,584	-
Changes in Assets and Liabilities:
Accounts Receivable	(34,719)	157,450
Prepaid Expenses and Other Assets	32,203	50,309
Accounts Payable	(86,399)	75,568
Contract Liability	(429,582)	(623,624)
Operating Lease Right-of-use Asset	162,214	174,133
Operating Lease Liability	(149,525)	(138,066)
Accrued and Other Expenses	111,880	228,569
Net Cash Used in Operating Activities	(7,309,766)	(6,322,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Subordinated Promissory Notes, Related Party	1,910,000	2,993,250
Proceeds From Issuance of Convertible Notes Payable, Related Party	1,650,000	3,160,000
Proceeds From Issuance of Convertible Notes Payable	2,900,000	-
Proceeds From PPP Loan	542,100	-
Proceeds From Issuance of Shares of Series A Preferred Stock	350,000	-
Repayments of Financing Lease Obligations	(6,378)	(22,591)
Net Cash Provided by Financing Activities	7,345,722	6,130,659

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,956	(191,934)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	314,967	506,901
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$350,923	$314,967

Composition of Cash, Cash Equivalents and Restricted Cash Balance:
Cash and Cash Equivalents	$161,744	$71,482
Restricted Cash	189,179	243,485
Total Cash, Cash Equivalents and Restricted Cash	$350,923	$314,967

Supplemental Disclosures of Cash Flow Information:
Operating Lease Payments	$191,805	$172,809
Cash Paid During the Period for Interest	$3,919,183	$3,451,266

Non-Cash Investing and Financing Activities:
Adoption of ASC 842 - Operating Lease Right-Of-Use Asset and Lease Obligations	$-	$883,634
Recorded Debt Discount Associated with Beneficial Conversion Feature	$8,404,858	$877,413
Issued Series A Preferred Shares Valued at $103,299,334 in Exchange for Carrying Value of Debt (Including Accrued Interest, Premiums and Discounts) of $48,810,510	$103,299,344	$-
Recorded Beneficial Conversion Feature Associated with Issuance of Series A Preferred	$37,438,180	$-
The Company Converted $156,980 of its Convertible Notes into Common Shares	$156,980	$-

The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.
 STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Series A Convertible Preferred Stock, Shares	Preferred Stock, $0.001 Par Value	Additional Paid-In Capital, Series A Convertible Preferred Stock	Common Stock, Shares	Common Stock, $0.001 Par Value	Additional Paid-In Capital, Common Stock	Accumulated Deficit	Totals
BALANCES, DECEMBER 31, 2018	-	$-	$-	28,271,598	$28,272	$114,082,897	$(158,771,112)	$(44,659,943)

Equity-Based Compensation						3,471,568		3,471,568
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt						877,413		877,413
Cumulative Adjustment Related To Adoption Of ASC842 Guidance On Accounting For Leases							2,173	2,173
Net Loss							(11,005,536)	(11,005,536)

BALANCES, DECEMBER 31, 2019	-	-	-	28,271,598	$28,272	$118,431,878	$(169,774,475)	$(51,314,325)

Equity-Based Compensation						3,109,763		3,109,763
Conversion of Notes Payable to Common Stock				117,895	118	156,862		156,980
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt						8,404,858		8,404,858
Exchange of Debt for Series A Convertible Preferred Shares on December 23, 2020	1,158,141	1,158	103,298,186					103,299,344
Issuance of Series A Convertible Preferred for Cash	8,156	8	349,992					350,000
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Shares of $37,438,180			37,438,180					37,438,180
Deemed Dividend to the Holders of Series A Preferred Shares Resulting From Amortization of Discount Associated with the Beneficial Conversion Feature			(37,438,180)					(37,438,180)
Net Loss							(71,409,840)	(71,409,840)

BALANCES, DECEMBER 31, 2020	1,166,297	$1,166	$103,648,178	28,389,493	$28,390	$130,103,361	$(241,184,315)	$(7,403,220)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

1. SUMMARY OF BUSINESS AND DESCRIPTION OF GOING CONCERN

Description of Business and Going Concern

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013.  The same year the Company focused exclusively on development of do-it-yourself customer facing platform that enabled organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code.  During 2017 the Company concluded that it had its highest rate of success with clients within the Healthcare industry and concentrated its development and sales and marketing efforts in that industry.  During 2018 we further refined our Healthcare offering and redefined our product - a suite of e-health mobile solutions that consist of a catalog of ready to deploy mobile app solutions (App Blueprints) and support services.  In 2019 and 2020 we consolidated our  current solutions under a single offering branded Peri™. Peri™ is a cloud-based collection of  applications that run of our architected healthcare technology ecosystem.  The architecture is designed to:

●
improve experience of healthcare patients and consumers, who are often at the same time members of various medical insurance networks
●
optimize delivery of healthcare and relationship between members and insurance networks
●
increase adoption, utilization and intelligence of EMRs (electronic medical records), extend EMR's usability to patients and consumers of healthcare Peri™ is designed to bridge the gap between healthcare industry system tools and healthcare consumer's mobile device.

Our flagship PeriOp offering is an EMR integrated mobile app based set of  pre and postoperative instructions (which we refer to as Clinical Pathways), that establishes a direct two-way clinical procedure management process between a patient and a healthcare provider and by doing so improves patient engagement and procedural adherence.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2020 and 2019, the Company incurred net losses, as well as negative cash flows from operations, and at December 31, 2020 and 2019, had deficiencies in working capital.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. Since November 2007, the Company has been funding its operations, in part, from the proceeds of the issuance of notes under a convertible secured subordinated note purchase agreement facility which was established in 2007 (the "2007 NPA"), an unsecured convertible subordinated note purchase agreement facility established in 2014 (the "2014 NPA") and subordinated promissory notes to related parties.  In December 2020 and January 2021 the Company exchanged all of its non-bank debt for Series A Convertible Preferred stock and terminated both 2007 and 2014 NPAs.

The Company is authorized to issue up to 1,750,000 in Series A Convertible Preferred stock at a price of $42.9 per share.  The Company management expects that Series A Convertible Preferred stock will remain it main source of funding in foreseeable future.

Based on the above, there is substantial doubt about the Company's ability to continue as a going concern.

2.SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions in the Company’s financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of performance obligations and the allocation of consideration among performance obligations, and the determination of when the Company has met the requirements to recognize revenue related to the performance obligations, share-based compensation and allowance for accounts receivable.  Actual results could differ from those estimates.

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

Advertising Costs
Advertising costs consist primarily of industry related tradeshows and marketing campaigns. Advertising costs are expensed as incurred, or the first time the advertising takes place, applied consistently based on the nature of the advertising activity. The amounts related to advertising during the years ended December 31, 2020 and 2019 were $248,261 and $234,203, respectively.

Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Shares of common stock issuable upon conversion of Convertible Subordinated Promissory Notes (the “Notes”), conversion of Series A Convertible Preferred Stock and exercise of share-based awards are excluded from the calculation of the weighted average number, because the effect of the conversion and exercise would be anti-dilutive.

Recently Issued Accounting Pronouncements
The Company evaluates new significant accounting pronouncements at each reporting period. For the year ended December 31, 2020, the Company did not identify any new pronouncement that had or is expected to have a material effect on Company’s presentation of its financial statements.

3. DEBT

The Company's debt had been significantly impacted by the following transactions that took place in 2020:
●
April 30, 2020 extension of maturity of non-bank debt through November 14, 2022 (the "April 2020 Debt Modification")
●
May 6, 2020 exchange of $4,063,250 in related party subordinated promissory notes for the notes issued under the  December 11, 2014  unsecured Convertible Subordinated Note Purchase Agreement, as amended (the “2014 NPA”) (the "May 2020 Note Exchange")
●
Debt exchange of all non-bank debt for equity that was completed on two different dates:  most of the debt was exchanged on December 23, 2020 (the "December 2020 Debt Exchange") and remaining debt was exchanged subsequent to the year end on January 28, 2021 (the "January 2021 Exchange")

The table below summarizes the Company’s debt at December 31, 2020 and December 31, 2019:

Debt Description	December 31,	December 31,
	2020	2019	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2022	3.85%
PPP Loan	542,100	-	April 2022	1.00%
Convertible notes - related parties, net of discounts of $0 and $1,193,801, respectively	-	39,230,432	November 2022	8.00%
Convertible notes, net of discount of $1,927,892 and $45,029, respectively	972,108	610,740	November 2022	8.00%
Subordinated Promissory Note, Related Party	-	3,518,250	November 2022	8.00%
Total debt	6,514,208	48,359,422
Less: current portion of long term debt	423,067	-
Debt - long term	$6,091,141	$48,359,422

Bank Loan

The Company has an outstanding Loan and Security Agreement with Comerica Bank dated June 9, 2014 (the "LSA") in the amount of $5,000,000, with an extended maturity date of June 9, 2022.   The LSA is secured by an extended irrevocable letter of credit issued by UBS  AG (Geneva, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2021, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.

The LSA with Comerica has the following additional terms:

●
a variable interest rate at prime plus 0.6% payable monthly;
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

Paycheck Protection Program Loan

On April 29, 2020 the Company borrowed $542,100 through issuance of a promissory note  in accordance with the Paycheck Protection Program ("PPP") established by Section 1102 of the CARES Act and implemented and administered by the Small Business Administration (the "PPP loan").  The PPP loan matures on April 29, 2022.  The PPP loan carries interest at 1% per year and is payable in 18 monthly installments of $30,513.  The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP loan contains events of default and other provisions customary for a loan of this type.  Pursuant to the PPP rules, all or portion of this loan may be forgiven.  The actual amount of the loan forgiveness will depend, in part, on the total amount of payroll costs, certain allowed rent and utility costs.  Not more than 25% of the loan forgiveness amount may be attributable to non-payroll costs.  The Company used the proceeds from the PPP loan for qualifying expenses, applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act.  Such forgiveness was granted to the Company on February 18, 2021.

Convertible Notes under 2007 and 2014 NPAs  Overview

Since November 14, 2007 and through December 10, 2014, the Company financed its working capital deficiency primarily through the issuance of its notes of up to $33,300,000 in principal (the “2007 NPA Notes”) under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (the “2007 NPA”).   On December 11, 2014 the Company entered into 2014 NPA for the sum of notes up to $40,000,000 in principal ("2014 NPA Notes").  At the request of the note holder any amounts borrowed under the 2007 NPA and the 2014 NPA allow the principal amount to be converted to common shares at a conversion price of $1.43 per share.

Maturity of 2014 and 2007 NPA Notes had been extended several times.  The most recent such extension moved maturity date to November 14, 2022.  Notes under both 2014 and 2007 NPAs were issued with identical terms.  Such main terms are as follows: (a) allow for optional conversion into common stock upon request of a noteholder at a price of $1.43 (b) pay 8% interest  twice per year in January and July (c) subordinated to the Bank Loan.

Majority of 2007 and 2014 NPA notes are related party notes.  Grasford Investments, Ltd. ("Grasford"), the Company’s largest stockholder, owned $12,076,282 in face value amount of 2007 NPA Notes as of December 31, 2019. Grasford is controlled by Avy Lugassy, one of the Company’s principal shareholders.  Grasford's entire holding was exchanged in the December 2020 Debt Exchange.  UBP owned $27,617,180 in combined face value of 2007 and 2014 NPA Notes as of December 31, 2019 and is considered a significant beneficial owner.  UBP's holdings grew to $28,817,180 during 2020, which was exchanged in the December 2020 Debt Exchange.  Crystal Management owned $730,769 in face value of 2007 NPA Notes as of December 31, 2019. Crystal Management is controlled by Doron Rotler, the third largest shareholder of the Company.  The entire holding was exchanged in the December 2020 Debt Exchange.

During 2020 the Company issued $2,900,000 in 2014 NPA notes to an unrelated party on three different occasions.  These notes were the only non-bank notes outstanding as of December 31, 2020 and were exchanged in the January 2021 Exchange transaction.  The carrying value of the notes as of December 31, 2020 was $972,108 and represented face value of $2,900,000, net of discount of $1,927,892 .

Subordinated Promissory Notes, Related Parties
The Company has issued subordinated notes to related parties to finance its shortfall in working capital.  The subordinated notes carry interest rate of 8% per year, which is paid twice a year.  The subordinated notes are unsecured and are subordinated to all other Company debt.  The subordinated notes had maturity date in November of 2022.  Avy Lugassy, one of the Company's principal shareholders is a beneficial owner of the related parties holding the subordinated notes.

The Company started the year with $3,518,250 on January 1, 2020 in outstanding notes and issued additional $1,910,000 notes during the year under the same terms.  During the May 2020 Note Exchange $4,063,250 of subordinated promissory notes to related parties were exchanged for the same face value of 2014 NPA note under the terms described above (refer to "May 2020 Note Exchange" paragraph below for more detail), which were subsequently exchanged again in the December 2020 Debt Exchange.  The remaining balance of $1,365,000 in subordinated promissory notes to related parties were also exchanged in the December 2020 Debt Exchange.

April 2020 Debt Modification
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

May 2020 Note Exchange
On May 6, 2020,  the Company and related party holders of $4,063,250 in subordinated promissory notes exchanged those notes for the 2014 NPA Notes issued under 2014 NPA (the "May 2020 Note Exchange").  Avy Lugassy, one of Company's principal shareholders is a beneficial owner of the entities holding newly issued 2014 NPA Notes.  The newly issued 2014 NPA Notes mature on November 14, 2022 and have the terms identical to other 2014 NPA Notes.  The May 2020 Note Exchange was accounted for as debt extinguishment and the newly issued 2014 NPA Notes were recorded at fair value in accordance with ASC 470 "Debt".  The total fair value of the 2014 NPA Notes issued as a result of the May 2020 Note Exchange was determined to be $8,928,000.  The May 2020 Note Exchange transaction resulted in loss recorded on the statement of operations of $4,864,750 and a premium on the newly issued convertible debt of $4,864,750.  The embedded beneficial conversion feature present in the newly issued debt in the amount of $4,063,250 resulted in a debt discount and a charge to paid-in capital.

Amortization of debt discount and debt premium was scheduled to be recorded in interest expense through the maturity date of the notes.

December 2020 Debt Exchange
On December 23, 2020, the Company and all but one debt investor entered into a debt exchange transaction where the Company exchanged its convertible and non-convertible debt plus accrued but unpaid interest into Series A Convertible Preferred equity.  The December 2020 Debt Exchange transaction was accounted for as debt extinguishment and the newly issued Series A Convertible Preferred Shares were recorded at fair value in accordance with ASC 470 "Debt".  The total of 1,158,141 shares were issued in December 2020 Debt Exchange fair valued at $103,299,344.   The combined face value of debt exchanged was $47,989,660 in addition to accrued but unpaid interest of $1,694,467 for a total of $49,684,127.  The carrying value of the debt exchanged was $48,810,508 due to inclusion of unamortized debt discounts and debt premiums in the amounts of $4,519,542 and $3,645,924, respectively.  The difference between the carrying amount of extinguished debt and fair value of the Series A Preferred Shares issued resulted in loss recorded on the statement of operations of $54,488,834.

As a result of the December 2020 Debt Exchange, the original 2007 and 2014 NPAs and related notes with participating investors were cancelled.

During the year the Company recorded $3,184,641 in amortization of debt discount, offset by $1,218,824 of amortization of debt premium.

As of December 31, 2020 the Company has approximately $250,000 in interest outstanding related to non-bank debt.

4. COMMITMENTS AND CONTINGENCIES

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

5. STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2020, the Company had 28,389,493 shares of common stock outstanding. Holders of the Company’s shares of common stock are entitled to one vote for each share held.

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

On December 10, 2020 the Board of Directors authorized to designate 1,750,000 of 5,000,000 as Series A Convertible Preferred Stock with the following terms:

●
Each share of Series A Preferred Stock shall have a par value of $0.001 per share and a stated value equal to $42.90 (the “Stated Value”);
●
Each share of the Series A Preferred Stock then outstanding shall be entitled to receive an annual dividend equal to $3.43, subject to proration related to the timing of issuance.  Such dividend is designed to have an effective yield of 8%on invested stated value;
●
Each dividend shall be paid either in shares of Series A Preferred Stock (“Payment-in-Kind”) or in cash, at the option of the Corporation, on the respective Dividend Date;
●
The Holders of Series A Preferred Stock shall have no voting rights with respect to any matters to be voted on by the stockholders of the Corporation;
●
The Holders of Series A Preferred Stock shall have certain Board observation and inspection rights administered through a designated Agent;
●
Each share of Series A Preferred Stock shall be convertible, at any time and from time to time, at the option of the Holder into 30 shares of Common Stock, which results in conversion ratio of $1.43 of stated value of Series A Preferred Stock into one share of common stock (the "Series A Preferred Conversion Price");
●
The shares are subject to automatic conversion immediately prior to the occurrence of a Fundamental Transaction, as defined in a Certificate of Designation.  A Fundamental Transaction includes, but is not limited to, a sale, merger or similar change in ownership.

On December 23, 2020 the Company issued 1,158,141 of Series A Convertible Preferred shares in the December 2020 Debt Exchange transaction (refer to "Debt" footnote for more detail on the transaction).  The December 2020 Debt Exchange resulted in a debt extinguishment treatment and the Series A Convertible Preferred was recorded at its fair value of $103,299,344.  On the date of the December 2020 Debt Exchange the market value of the common stock was above the Series A Preferred Conversion Price of $1.43, which resulted in the conversion feature that was beneficial to the holder on the date of the exchange.  The resulting beneficial conversion feature was recorded as a discount and amortized in its entirety as a deemed dividend on the date of the December 2020 Debt Exchange and charged to loss attributable to common shareholders on the Company's Statement of Operations in the amount of $37,176,330.

During the period ended December 31, 2020 the Company issued 8,156 shares of Series A Convertible Preferred in exchange of 350,000 in cash funding.  The shares were issued with a beneficial conversions feature discount and resulted in a deemed dividend with charge to loss attributable to common shareholders of $261,850.

Equity Compensation Plans

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

A summary of the status of the stock option issuances as of December 31, 2020 and 2019, and changes during the periods ended on these dates is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2018	$6,704,716	$1.83	7.4	$765,927
Cancelled	(1,892,900)	1.52
Issued	7,533,980	1.66
Outstanding, December 31, 2019	12,345,796	1.73	8.3	$13,823,410
Cancelled	(3,102,496)	1.73
Issued	1,440,000	2.64
Outstanding, December 31, 2020	10,683,300	1.85	7.58	$17,060,533
Vested and exercisable, December 31, 2020	$5,018,530	$1.76	6.46	$8,501,174

Weighted-average grant-date fair values of options issued during 2020 and 2019 were $2.27 and $1.42, respectively.

At December 31, 2020, $9,316,951 of expense remains to be recorded related to all options outstanding.

Exercise prices for options outstanding as of December 31, 2020 ranged between $.90 and $2.75.

The Company measures share-based compensation cost at the grant date based on the fair value of the award. The Company recognizes compensation cost on a straight-line basis over the requisite service period. The requisite service period is generally three years.  The Company accounts for forfeitures as they occur.

The Company uses the simplified method allowed by SAB 107 for estimating expected term of the options in calculating the fair value of the awards that have a term of more than 7 years because the Company does not have reliable historical data on exercise of its options.  The simplified method was used for options granted in 2020 and 2019.

The fair value of option grants under the Company’s equity compensation plan during the years ended December 31, 2020 and 2019 was estimated using Black-Scholes pricing model using the following weighted-average assumptions :

	2020	2019
Dividend yield	0.00%	0.00%
Expected volatility	115%	112%
Risk-free interest rate	.4%	2.12%
Expected lives (years)	6.5	6

6. FAIR VALUE MEASUREMENTS

We are required to provide financial statement users with information about assets and liabilities measured at fair value in the balance sheet or disclosed in the notes to the financial statements regarding (1) the valuation techniques and inputs used to develop fair value measurements, including the related judgments and assumptions made, (2) the uncertainty in the fair value measurements as of the reporting date, and (3) how changes in the measurements impact the performance and cash flows of the entity.

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

The 2020 May 2020 Note Exchange and the December 2020 Debt Exchange resulted in transactions which required the Company to recognize debt extinguishments in both instances and to record newly issued financing instruments at fair value at the dates of the transactions on a non-recurring basis.  Fair value measurements in both transactions were categorized as Level 3 fair value measurements due to use of various unobservable inputs to the pricing models.  A single most significant factor included in pricing models was the Level 1 input of observable market value of MobileSmith common stock on the date of the transactions, as quoted on the OTCQB.  Despite the thinly traded nature of the Company stock, the quoted market value could not be ignored in determination of fair value in the transactions.

Fair value measurements in the May 2020 Note Exchange transaction (refer to "Debt" footnote for the description of the transaction)

The Company used a binomial model to determine the fair value of the newly issued instrument.

The significant unobservable inputs and information used to develop those inputs include the following:

●
the volatility of stock price was determined to be 86% and was based on the volatility of the Company’s stock price as quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) for the period of 2.5 years, which approximated the period remaining until maturity of the convertible instrument at the time of the transaction;

●
the risk free rate of .24%;

●
the credit spread over the risk free rate of approximately 8%;

●
the nodes of the binomial model were extended for two and a half years, which approximates the time period until maturity of the convertible instrument; and

●
the conversion ratio of $1.43 per share of common stock

Fair value measurements in December 2020 Debt Exchange transaction (refer to "Stockholder's deficit" footnote for the description of the transaction)

The Company used income approach to arrive at the fair value of the Series A Convertible Preferred stock on December 23, 2020 - the date of the exchange.  Using this approach the value of Series A Convertible Preferred holding is equal to the present value of the cash flow streams that can be expected to be generated by the holder in a combination of dividends and conversion of preferred shares into common and subsequent sale of the common shares.   The Company used Monte Carlo model to simulate future movement of our common stock and discounted the results back to December 23, 2020 transaction date.  The model used the following notable inputs:

●
the market price of the Company common stock on December 23, 2020 of $2.50 as a starting point of simulation

●
the risk free rate and discount rate of 1.23%;

●
volatility of 80%;

●
term of simulation extended to 15 years;

●
the model also considered the probability of a Fundamental Transaction (as defined in Series A Convertible Preferred Stock certificate of designation) and probabilities of payment of dividend in cash or in additional preferred shares.

As of December 31, 2020 and 2019, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our bank loan, notes payable, and accounts payable approximate their carrying amounts.

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

The balances of deferred tax assets and liabilities are as follows:
	December 31, 2020	December 31, 2019
Net current deferred income tax assets related to:
Allowance for doubtful accounts	$(5,000)	$1,000
Depreciation, amortization and impairment	84,000	104,000
Deferred revenue	41,000	41,000
Stock-based expenses	53,000	53,000
Other	-	9,325
Net operating loss carryforwards	21,433,000	22,719,000
Total	21,606,000	22,927,325
Less valuation allowance	(21,606,000)	(22,927,325)
Net current deferred income tax	$-	$-

Tax benefit computed at statutory rate of 21%	$(14,996,067)	$(2,311,162)
State income tax benefit, net of federal effect	(856,918)	(132,066)
Permanent differences:
Stock based compensation	690,367	770,688
Debt discount amortization	436,411	268,123
Loss on debt extinguishment	13,176,496	-
Other	145,036	(52,583)
Expiration of NOLs	2,726,000	1,863,000
Change in valuation allowance - continuing operations	(1,321,325)	(406,000)
Totals	$-	$-

As of December 31, 2020, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $96.5 million, of which $19.3 million will never expire and approximately $77.2 million will expire between 2021 and 2037. For state tax purposes, the NOL carryforwards expire between 2021 and 2035. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2020.

8. MAJOR CUSTOMERS AND CONCENTRATIONS

A customer that individually generates more than 10% of revenue is considered a major customer.

For the year ended December 31, 2020, one customer accounted for 12% of the Company’s revenue. Two customers accounted for 91% of the net accounts receivable balance as of December 31, 2020.  Four vendors accounted for 60% of the accounts payable balance as of December 31, 2020.

For the year ended December 31, 2019, one customer accounted for 16% of the Company’s revenue. Three customers accounted for 81% of the net accounts receivable balance as of December 31, 2019.  One vendor accounted for 30% of the accounts payable balance as of December 31, 2019.

9. EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of approximately $34,000 and $36,000 to the plan during 2020 and 2019, respectively.

10. DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	12 Months Ended December 31, 2020		12 Months Ended December 31, 2019
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 Customers (Measured By Amounts Billed)	$588,169	$589,858	$877,030	$787,386
All Other Customers	$1,237,247	$1,607,221	$1,344,054	$2,014,322
	$1,825,416	$2,197,079	$2,221,084	$2,801,708

New customer acquisition impact on billings and revenue:

	12 Months Ended December 31, 2020		12 Months Ended December 31, 2019
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers In Existence As Of The Beginning Of The Period (Including Upgrades)	$1,620,831	$2,108,289	$1,964,834	$2,778,014
Customers Acquired During The Period	$204,585	$88,790	$256,250	$23,694
	$1,825,416	$2,197,079	$2,221,084	$2,801,708

As of December 31, 2020 the aggregate amount of the transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $875,154 of which $649,789 had been billed to the customers and recorded as a contract liability and $225,365 remained unbilled as of December 31, 2020.   The following table describes the timing of when the Company expects to recognize the revenue from the unsatisfied performance obligations.

	Billed (Contract Liability as of December 31, 2020)	Unbilled	Total

2021	$649,789	$125,930	$ 775,719
2022	-	79,435	79,435
2023	-	20,000	20,000
	$649,789	$225,365	$875,154

At January 1, 2020 the total contract liability balance was $1,051,271 (net of the Topic 606 adoption adjustment), of which approximately $1,005,000 was recognized in revenue during the twelve months ended December 31, 2020.

11. LEASES

We are a lessee for a non-cancellable operating lease for our corporate office in Raleigh, North Carolina.   The operating lease for the corporate office expires on April 30, 2024.

The following table summarizes the information about operating lease:

Year Ended December 31, 2020
The following table summarizes the information about operating lease:
Operating lease expense	$204,966
Remaining Lease Term (Years)	3.25 years
Discount Rate	8%

Future maturities of operating lease liability as of December 31, 2020, were as follows:

	Operating Lease Expense	Variable Lease Expense	Total Lease Expense
2021	$191,074	$13,686	$ 204,760
2022	191,074	14,096	205,170
2023	191,074	14,519	205,593
2024	63,691	4,840	68,531
Total lease payments	$636,913	$47,141	684,054
Less imputed interest			(90,060)
Total			$593,994

12. SUBSEQUENT EVENTS

On January 28, 2021 the Company exchanged the remaining face value of $2,900,000 of convertible debt for 70,014 shares of Series A Convertible Preferred stock (the "January 2021 Debt Exchange")

Subsequent to December 31, 2020 the Company issued a total of 41,066 shares of Series A Convertible Preferred stock in exchange for $1,761,700 of cash investment.

On February 18, 2021 the Company's PPP loan was forgiven in its entirety.

In February 2021, the Company received approximately $542,000 of proceeds from a note payable issued under either the SBA's Paycheck Protection Program under section 7(a)(36) of the Small Business Act or the SBA's Paycheck Protection Program Second Draw Loans under Section 7(a)(37) of the Small Business Act. The note matures in five years and bears interest at 1% per year. Similar to the initial PPP Loan, the second loan contains a loan forgiveness covered period of six months from the date of issuance in which the Company will not be obligated to make any payments of principal or interest. If the Company does not submit a loan forgiveness application within ten months after the end of the loan forgiveness covered period, the Company must begin making principal and interest after that period. Interest continues to accrue during the deferment period. If the Company is unable to or does not follow those guidelines for the loan to be forgiven by the SBA, the Company would be required to repay a portion of or the entire balance of the loan proceeds in full.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In making the assessment of adequate internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management believes that our internal control over financial reporting were effective as of December 31, 2020.

During our fourth quarter ended December 31, 2020, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 is incorporated by reference from our definitive Proxy Statement relating to our Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 is incorporated by reference from our definitive Proxy Statement relating to our Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated by reference from our definitive Proxy Statement relating to our Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is incorporated by reference from our definitive Proxy Statement relating to our Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 is incorporated by reference from our definitive Proxy Statement relating to our Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV
ITEM 15. EXHIBITS

(a)	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2020 and 2019

Statements of Operations for the Years Ended December 31, 2020 and 2019

Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

Statements of Stockholders’ Deficit for the Years Ended December 31, 2020 and 2019

Notes to Financial Statements

(b)   Exhibits

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

3.3
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to Form 8-K, as filed with the SEC on December 31, 2020)

10.1
Loan and Security Agreement dated June 9, 2014 by and between Comerica Bank and MobileSmith, Inc. (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 13, 2014)

10.2*	Letter Agreement dated as of October 11, 2017 between MobileSmith, Inc. and Robert Smith (incorporated herein by reference to Exhibit 10.1 to form 8- K, as filed with the SEC on November 6, 2017) ..

10.3*
Executive Employment Agreement dated as of January 1, 2021 between MobileSmith, Inc. and Jerry Lepore (incorporated herein by reference to Exhibit 10.1 to Form 8- K, as filed with the SEC on January 5, 2021)

10.4	Form of Series A Exchange Agreement between MobileSmith Inc. and various entities (incorporated herein by reference to Exhibit 10.1 to Form 8- K, as filed with the SEC on December 31, 2020)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statements of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail (filed herewith)

_________________
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

MOBILESMITH INC.
(Registrant)

/s/ Jerry Lepore	/s/ Gleb Mikhailov
Jerry Lepore	Gleb Mikhailov,
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: March 23, 2021	Date: March 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 23, 2021	By:	/s/ Jerry Lepore
Jerry Lepore
Chief Executive Officer
(principal executive officer)

March 23, 2021	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer
(principal financial and accounting officer)

March 23, 2021	By:	/s/ Amir Elbaz
Amir Elbaz
Director

March 23, 2021	By:	/s/ Ronen Shviki
Ronen Shviki
Director

March 23, 2021	By:	/s/ Robert Smith
Robert Smith
Director, Chairman of the Board

EXHIBIT INDEX

Exhibit No.	Description
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

3.3
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to Form 8-K, as filed with the SEC on December 31, 2020)

10.1
Loan and Security Agreement dated June 9, 2014 by and between Comerica Bank and MobileSmith, Inc. (incorporated by reference herein to Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 13, 2014)

10.2*	Letter Agreement dated as of October 11, 2017 between MobileSmith, Inc. and Robert Smith (incorporated herein by reference to Exhibit 10.1 to form 8- K, as filed with the SEC on November 6, 2017) ..

10.3*
Executive Employment Agreement dated as of January 1, 2021 between MobileSmith, Inc. and Jerry Lepore (incorporated herein by reference to Exhibit 10.1 to Form 8- K, as filed with the SEC on January 5, 2021)

10.4	Form of Series A Exchange Agreement between MobileSmith Inc. and various entities (incorporated herein by reference to Exhibit 10.1 to Form 8- K, as filed with the SEC on December 31, 2020)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statements of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail (filed herewith)

_________________
* Management contract or compensatory plan.