Form 10-K/A
period 2020-12-31
MobileSmith, Inc.
filed 2021-04-29
CIK 1113513

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

EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-K/A, or this Amendment, amends the Annual Report on Form 10-K for the year ended December 31, 2020 of MobileSmith, Inc., or the Company, that was originally filed with the Securities and Exchange Commission, or the SEC, on March 23, 2021, or the Original Filing. This Amendment is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement or definitive information statement if such statement is filed no later than 120 days after the Company’s fiscal year end. The Company is filing this Amendment to include Part III information in its Form 10-K because the Company does not expect to file a definitive information statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of its definitive information statement into Part III of the Original Filing has been deleted. Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings with the SEC subsequent to the Original Filing.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning the Company’s current executive officers and directors, their ages, their offices with the Company, if any, their principal occupations or employment for the past five years.

Name	Age	Position	Officer Since

EXECUTIVE OFFICERS:

Jerry Lepore	64	Chief Executive Officer, Director	2020**
Gleb Mikhailov	41	Chief Financial Officer	2013

Name	Age	Position	Director Since

DIRECTORS:
Ronen Shviki	49	Director	2013
Robert Smith	69	Director, Chairman of the Board	2017
Amir Elbaz	43	Director	2010*

* Mr. Elbaz was our Chief Executive Officer through January 17, 2017, a position he had held since May 2013.
** Mr. Lepore has held a director position since March 18 2018. On January 17, 2020 Mr. Lepore also assumed the role of President and Chief Executive Officer.

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

Gleb Mikhailov, Chief Financial Officer

Mr. Mikhailov has been our Chief Financial Officer since April 2013. From January 2013 to March 2013, Mr. Mikhailov served as the Manager of Financial Reporting and SEC Consulting in the SEC Solutions Group of Citrin Cooperman, LLP, an accounting firm providing business solutions and accounting services to middle market companies. From January 2005 until December 2012, Mr. Mikhailov was employed by EisnerAmper LLP, a full-service advisory and public accounting firm, in its Private Business Services Group and Audit and Assurance Group. He was a Manager at EisnerAmper LLP since 2010. Mr. Mikhailov holds a B.A. in Accounting from Rutgers, The State University of New Jersey and an M.B.A. from Rutgers Business School. Mr. Mikhailov holds a CPA license issued by the State of New Jersey.

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

Robert Smith, Director, Chairman of the Board

On October 31, 2017, the Board of Directors (the "Board") appointed Robert L. Smith to the Board.  On March 18, 2020, Mr. Smith was appointed as the Chairman of the Board after the resignation of Randy J. Tomlin from the Board and as the Chairman. Mr. Tomlin was also the Company's former Chief Executive Officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, its executive officers, and persons who hold more than 10% of the Company’s outstanding shares of common stock, $0.001 par value per share, or common stock, are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), which requires them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon the Company’s review of the Section 16(a) reports in its records for fiscal year 2020 transactions in the Company’s common stock, the Company believes that all reporting requirements under Section 16(a) for fiscal year 2020 were met in a timely manner by its directors, executive officers, and greater than 10% beneficial owners, except that Union Bancaire Privée, or UBP, has not filed a Form 3 or any subsequent reports in respect of its ownership of  7,167,832  shares of Company common stock and of 695,728 shares of Series A convertible preferred stock (the "Series A Preferred Shares") , which Series A Preferred Shares may be converted into 20,871,840 shares of the Company’s common stock by UBP at any time upon notice, as of December 31, 2020.

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

The Board

The size of the Board is currently comprised of four members.  The Board believes that the current number of directors is appropriate at this time; however, the Board will consider adding members in the future with additional skills and professional connections that will be of benefit to the Company.

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

Audit Committee and Compensation Committee

Effective April 3, 2020, the Board approved the dissolution of the Audit Committee and Compensation Committee of the Board.  From that date moving forward, the entire Board has and will address all audit and compensation matters that would otherwise have been addressed by the Audit Committee and Compensation Committee.  Mr. Smith shall act as the lead Board member with respect to all audit matters and Mr. Elbaz shall act as the lead Board member with respect to all compensation matters. Messrs. Lepore and Tomlin shall recuse themselves from any vote on audit or compensation matters at the request of Messrs. Smith or Elbaz, as applicable. The Board has determined the following members of the Board are deemed to be independent in accordance with the rules promulgated by the Securities and Exchange Commission: (i) Mr. Elbaz, (ii)  Mr. Shviki and (iii) Mr. Smith.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned during the years ended December 31, 2020 and December 31, 2019 by our principal executive officer, our former principal executive officer, the two other most highly paid executive officers who were serving as executive officers on December 31, 2020:

SUMMARY COMPENSATION TABLE.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change In Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jerry Lepore	2020	$225,000	-	-	$1,030,232	-	-	$62,972	$1,318,204
Chief Executive Officer, Executive Chairman of the Board	2019	-	-	-	$375,431	-	-	$30,000	$405,431
Randy J Tomlin	2020	$41,667	-	-	-	-	-	-	$41,667
Chief Executive Officer, Executive Chairman of the Board	2019	$250,000	-	-	$375,430	-	-	-	$625,430
Gleb Mikhailov	2020	$195,367	$6,460	-	-	-	-	-	$201,827
Chief Financial Officer	2019	$172,200	$9,900	-	$682,601	-	-	-	$864,701

(1)
Amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC 718 with respect to employee stock options granted under our 2016 Equity Incentive Plan. The assumptions used to calculate the fair value of stock option grant are set forth in Note 2 (Significant Accounting Policies) to our financial statements, which are included in the Original Filing.  The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise.

Grants of Plan-Based Awards for Year Ended December 31, 2020

There were two grants of plan-based awards in 2020, issued to Jerry Lepore, our Chief Executive Officer, and member of the Board, during 2020 . The awards were granted as follows: (i) on January 23, 2020 an option to purchase up to 65,000 shares of common stock at an exercise price of $2.51 and (ii) on April 29, 2020, an option to purchase up to 375,000 shares of common stock at an exercise price of $2.75.

Outstanding Equity Awards

The following table provides information about outstanding equity awards held by the named executive officers as of December 31, 2020:

	Option awards	Option awards
	number of	number of
	securities	securities
	underlying	underlying
	unexercised	unexercised
	options (#)	option (#)	Option exercise
Name	Exercisable	Unexercisable	price ($/Sh)	Option expiration date
Jerry Lepore	336,398	30,582	$2.00	3/20/2028
Jerry Lepore	96,250	178,750	$1.60	5/15/2029
Jerry Lepore	13,000	52,000	$2.51	1/23/2030
Jerry Lepore	56,250	318,750	$2.75	4/29/2030
Gleb Mikhailov	222,425	208,075	$1.95	5/25/2028
Gleb Mikhailov	175,000	325,000	$1.60	5/15/2029

Option Exercises and Stock Vested in 2020

None of our named executive officers acquired shares upon exercise of options during the year ended 2020. During 2020, options to purchase up to 432,677 shares previously granted to the named executive officers vested.

Compensation of Directors

The following table summarizes the compensation paid to the directors for the fiscal year ended December 31, 2020, not covered in the tables above.

2020 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ronen Shviki	$30,000	$-	$-	$-	$30,000
Amir Elbaz	$100,000	$-	$-	$-	$62,500
Robert Smith	$53,629	$-	$-	$-	$53,629

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders and Share Ownership by Management

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of April 29, 2021, by (i) each person who is known by the Company to beneficially own more than 5% of the Company’s common stock; (ii) each person who served as a named executive officer of the Company in fiscal year 2020 (iii) each person serving as a director or nominated for election as a director; and (iv) all current executive officers and directors as a group. Except as otherwise indicated by footnote, to the Company’s knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned (2)	% of Shares Beneficially Owned
Avy Lugassy (3)	23,830,945	56.52%

Union Bancaire Privee, UBP SA (4)	28,729,671	57.52%

Doron Rotler (5)	2,947,643	10.19%

Directors and Named Executive Officers:
Jerry Lepore, Director and Chief Executive Officer	603,980	2.08%
Gleb Mikhailov, Chief Financial Officer	625,475	2.16%
Amir Elbaz, Director	385,500	1.34%
Ronen Shviki, Director	463,730	1.61%
Robert Smith, Director	490,730	1.70%

All executive officers and directors as a group (5) persons	2,569,415	7.90%
* Less than 2%.

(1) Unless otherwise indicated, the address of such individual is c/o MobileSmith, Inc., 5400 Trinity Road, Suite 208, Raleigh, North Carolina 27607.
(2) In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 29, 2021 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(3)  Beneficial ownership is comprised of 10,054,045 shares of the Company’s common stock and 13,776,900 shares issuable upon conversion of the Company's Series A Preferred Shares. Unless otherwise indicated, the address of such individual is 126 Chemin des Hauts, Crets 1253 Vandeeuvres, Geneva. Switzerland.
(4)  Comprised of 7,167,831 shares issued and 21,561,840 shares  issuable upon conversion of Series A Preferred Shares. Unless otherwise indicated, the address of such individual is Rue du Rhone 9698 | CP | CH1211 Geneva 1, Switzerland.
(5)  Comprised of 2,332,807 shares of Common Stock held as of record by Mountain Top LTD., a British Anguilla company (an entity controlled by Mr. Rotler), 85,900 shares held in the name of Mr. Rotler and 529,290 shares of the Company’s Series A Preferred Shares by Crystal Management Ltd., a company registered in British Anguilla (entity controlled by Mr. Rotler). Unless otherwise indicated, the address of such individual is c/o S. Rotler, 134 Aluf David Street Ramat Gan 52236, Israel.

Equity Compensation Plans

The following table provides information, as of December 31, 2020, regarding the Company’s compensation plans (including individual compensation arrangements) under which the Company is authorized to issue equity securities.

2016 EQUITY COMPENSATION PLAN INFORMATION.

Number of
securities
remaining
available for
	Number of			future issuance
	securities to be		Weighted	under equity
	issued upon		average	compensation
	exercise of		exercise price	plans
	outstanding		of outstanding	(excluding
	options,		options,	securities
	warrants and		warrants and	reflected in
Plan Category	rights (a)		rights (b)	column (a)(c))

Equity compensation plans approved by security holders	10,683,300	(1)	$ 1.85	4,316,700	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	10,683,300		$ 1.85	4,316,700

(1)	Consists of shares issuable upon exercise of outstanding options under the Company’s 2016 Equity Compensation Plans.
(2)	All of the shares remaining for future issuance under the 2016 Equity Compensation Plan are available for issuance as options or restricted stock awards.

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

On December 23, 2020, the Company and all but one debt investor entered into a debt exchange transaction where the Company exchanged its convertible and non-convertible debt plus accrued but unpaid interest into Series A Convertible Preferred equity.  On that date both related parties UBP SA and Avy Lugassy, as beneficial owner completed the following transactions:

(1) UBP SA exchanged $29,846,731 in debt and accrued interest for 695,728 shares of Series A Preferred Stock;

(2) Avy Lugassy exchanged $18,576,043 in debt and accrued interest for 433,008 shares of Series A Preferred Stock.
 On December 21, 2020 Avy Lugassy purchased 8,156 shares of Series A Preferred Stock for $350,000 in cash.

Policy for Approval of Related Party Transactions

The Company requires that any related party transactions must be approved by the full Board of Directors with any interested member of the Board relating to the transaction recusing her or himself from the vote.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Cherry Bekaert LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2020 and 2019 are set forth below.

	Twelve months ended December 31,	Twelve months ended December 31
	2020	2019
Audit Fees	$ 142,000	$109,900
Audit-Related Fees	-	3,700
Tax Fees	-	970
All Other Fees	3,188	15,000
Total Fees	$ 145,188	$129,570

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

/s/ Jerry Lepore	/s/ Gleb Mikhailov
Jerry Lepore	Gleb Mikhailov,
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: April 29, 2021	Date: April 29, 2021