Form 10-Q
period 2021-03-31
MobileSmith, Inc.
filed 2021-05-11
CIK 1113513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, there were 28,389,493 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q
For the Quarterly Period Ended March 31, 2021

 PART I – FINANCIAL INFORMATION
MOBILESMITH, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	$ 1,161,371	$ 161,744
Restricted Cash and Cash Equivalents	195,993	189,179
Accounts Receivable, Net of Allowance for Doubtful Accounts of $2,746 and $30,000, Respectively	143,420	113,906
Prepaid Expenses and Other Current Assets	31,920	43,286
Total Current Assets	1,532,704	508,115

Operating Lease Right-of-Use Asset	469,804	512,124
Total Assets	$ 2,002,508	$ 1,020,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$ 143,844	$ 155,850
Interest Payable	184,456	271,868
Other Liabilities And Accrued Expenses	223,757	237,750
Operating Lease Liability Current	165,196	161,936
First PPP Loan, Current	-	423,067
Total Current Liabilities	717,253	1,250,471

Second PPP Loan	542,000	-
First PPP Loan, Long-Term		119,033
Operating Lease Liability	389,517	432,058
Contract With Customer Liability	661,016	649,789
Convertible Notes Payable, Net of Discount	-	972,108
Bank Loan	5,000,000	5,000,000
Total Liabilities	7,309,786	8,423,459

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, Including 1,750,000 Authorized and Designated for Series A Convertible Preferred Stock: 1,277,377 Issued and Outstanding as of March 31, 2021 and 1,166,297 Issued and Outstanding as of December 31, 2020.	113,072,014	103,649,344
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At March 31, 2021 and December 31, 2020; 28,389,493 Shares Issued and Outstanding at March 31, 2021 and 28,389,493 Shares Issued and Outstanding at December 31, 2020.	28,390	28,390
Additional Paid-in Capital - Common Shares	130,990,296	130,103,361
Accumulated Deficit	(249,397,978)	(241,184,315)
Total Stockholders' Deficit	(5,307,278)	(7,403,220)
Total Liabilities and Stockholders' Deficit	$ 2,002,508	$ 1,020,239

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2021	2020
REVENUES:
Subscription and Support	$417,985	$519,399
Services and Other	-	105,173
Total Revenue	417,985	624,572

COST OF REVENUES:
Subscription and Support	205,303	165,401
Services and Other	9,000	93,162
Total Cost of Revenue	214,303	258,563

GROSS PROFIT	203,682	366,009

OPERATING EXPENSES:
Selling and Marketing	528,294	367,314
Research and Development	875,666	627,795
General and Administrative	905,884	824,801
Total Operating Expenses	2,309,844	1,819,910
LOSS FROM OPERATIONS	(2,106,162)	(1,453,901)

OTHER INCOME (EXPENSE):
Other Income	3	6,004
Interest Expense, Net	(142,467)	(1,851,103)
Gain on Debt Extinguishment - PPP Loan Forgiveness	542,100	-
Loss on Debt Extinguishment	(6,507,137)	-
Total Other Expense	(6,107,501)	(1,845,099)
NET LOSS	$(8,213,663)	$(3,299,000)

Plus: Deemed Dividend on Series A Convertible Preferred Stock	(5,269,401)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(13,483,064)	$(3,299,000)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(0.47)	$(0.12)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE: Basic And Fully Diluted	28,389,493	28,320,549

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.
 CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,213,663)	$(3,299,000)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	-	9,127
Bad Debt Expense	2,746	-
Amortization of Debt Discount	78,120	851,408
Share Based Compensation	886,935	721,681
Gain of Debt Extinguishment (PPP Loan Forgiveness)	(542,100)	-
Losses on Debt Extinguishments	6,507,137	-
Changes in Assets and Liabilities:
Accounts Receivable	(32,260)	(142,313)
Prepaid Expenses and Other Assets	11,366	20,417
Accounts Payable	(12,006)	43,543
Contract Liability	11,227	(91,189)
Operating Lease Right-of-use Asset	42,320	40,149
Operating Lease Liability	(39,281)	(36,270)
Accrued and Other Expenses	2,200	(910,964)
Net Cash Used in Operating Activities	(1,297,259)	(2,793,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Subordinated Promissory Notes, Related Party	-	1,045,000
Proceeds From Issuance of Convertible Notes Payable, Related Party	-	1,000,000
Proceeds From Issuance of Convertible Notes Payable	-	1,000,000
Repayments of Financing Lease Obligations	-	(970)
Proceeds From Second PPP Loan	542,000	-
Proceeds From Issuance of Shares of Series A Preferred Stock	1,761,700	-
Net Cash Provided by Financing Activities	2,303,700	3,044,030

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,006,441	250,619
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	350,923	314,967
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,357,364	$565,586

Composition of Cash, Cash Equivalents and Restricted Cash Balance:
Cash and Cash Equivalents	$1,161,371	$327,324
Restricted Cash	195,993	238,262
Total Cash, Cash Equivalents and Restricted Cash	$1,357,364	$565,586

Supplemental Disclosures of Cash Flow Information:
Operating Lease Payments	$48,150	$46,741
Cash Paid During the Period for Interest	$48,125	$1,834,694

Non-Cash Investing and Financing Activities:
Recorded Debt Discount Associated with Beneficial Conversion Feature	$-	$2,000,000

Issued Series A Preferred Shares Valued at $7,760,970 in Exchange for Carrying Value of Debt (Including Accrued Interest, Premiums and Discounts) of $1,153,832	$6,507,137	$-
Recorded Beneficial Conversion Feature Associated with Issuance of Series A Preferred	$1,761,700	$-
Conversion Of Notes Payable Into Common Shares	$-	$65,240

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.
 CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(unaudited)

	Series A Convertible Preferred Stock, Shares	Series A Convertible Preferred Stock, $0.001 Par Value	Additional Paid-In Capital, Series A Convertible Preferred Stock	Common Stock, Shares	Common Stock, $0.001 Par Value	Additional Paid-In Capital, Common Stock	Accumulated Deficit	Totals

BALANCES, JANUARY 1, 2020	-	$ -	$ -	28,271,598	$ 28,272	$ 118,431,878	$ (169,774,475)	$ (51,314,325)
Equity-Based Compensation						721,681	-	721,681
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt						2,000,000	-	2,000,000
Conversion of Notes Payable to Common Stock				48,951	49	65,191	-	65,240
Net Loss						-	(3,299,000)	(3,299,000)
BALANCES, MARCH 31, 2020	-	-	-	28,320,549	28,321	121,218,750	(173,073,475)	(51,826,404)

BALANCES, JANUARY 1, 2021	1,166,297	$ 1,166	$ 103,648,178	28,389,493	$ 28,390	$ 130,103,361	$ (241,184,315)	$ (7,403,220)
Equity-Based Compensation						886,935		886,935
Exchange of Debt for Series A Convertible Preferred Stock on January 28, 2021	70,014	70	7,660,900					7,660,970
Issuance of Series A Convertible Preferred Stock for Cash	41,066	41	1,761,659					1,761,700
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Stock of $5,269,401			5,269,401					5,269,401
Deemed Dividend to the Holders of Series A Preferred Stock Resulting From Amortization of Discount Associated with the Beneficial Conversion Feature			(5,269,401)					(5,269,401)
Net Loss							(8,213,663)	(8,213,663)
BALANCES, MARCH 31, 2021	1,277,377	$ 1,277	$ 113,070,737	28,389,493	$ 28,390	$ 130,990,296	$ (249,397,978)	$ (5,307,278)

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three Months' Period Ended March 31, 2021
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

Our flagship PeriOp offering is an EMR integrated mobile app based set of  pre- and postoperative instructions (which we refer to as Clinical Pathways), that establishes a direct two-way clinical procedure management process between a patient and a healthcare provider and by doing so improves patient engagement and procedural adherence.

The Company prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of March 31, 2021.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These condensed financial statements and accompanying notes should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the three months ended March 31, 2021 and 2020, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. Since November 2007, the Company has been funding its operations, in part, from the proceeds from the issuance of notes under a convertible secured subordinated note purchase agreement facility which was established in 2007 (the "2007 NPA"), and an unsecured convertible subordinated note purchase agreement facility established in 2014 (the "2014 NPA"), and subordinated promissory notes to related parties. In December of 2020 and January of 2021 we exchanged all non-bank, including the debt issued under the 2007 NPA and the 2014 NPA, into Series A Convertible Preferred Stock (the "Series A Preferred Stock") with the same investors. We expect to finance our operations through the issuance of Series A Preferred Stock going forward. If financing through issuance of Series A Preferred Stock becomes unavailable, we will need to seek other sources of funding. As such, there is substantial doubt about the Company's ability to continue as a going concern.

Recently Issued Accounting Pronouncements and Their Impact on Significant Accounting Policies

The Company's significant accounting policies are detailed in "Note 2: Significant Accounting Policies" of the Company's Annual Report.

On August 5, 2020, the FASB issued  ASU 2020-06 "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity"  which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity.   The ASU is not expected to have a material impact on the financial statements of the Company.  For the Company the ASU is not effective until fiscal year 2024, but early adoption is permitted as early as current fiscal year ending December 31, 2021.

2.   DEBT

The table below summarizes the Company's debt outstanding at March 31, 2021 and December 31, 2020:

Debt Description	March 31,	December 31,
	2021	2020	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	5,000,000	June 2022	3.85%
Second PPP Loan	542,000	-	February 2026	1.00%
First PPP Loan	-	542,100	April 2022	1.00%
Convertible notes, net of discount of $1,927,892 as of December 31, 2020	-	972,108	November 2022	8.00%
Total debt	5,542,000	6,514,208

Less: current portion of long term debt	-	423,067
Debt - long term	$5,542,000	6,091,141

Bank Loan
The Company has an outstanding Loan and Security Agreement with Comerica Bank ("Comerica") dated June 9, 2014 (the "LSA") in the amount of $5,000,000, with an extended maturity of June 9, 2022.  The LSA is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2022, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.

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

Convertible Notes  and January 2021 Debt Exchange

On January 28, 2021 the Company exchanged its remaining unsecured Convertible Subordinated Notes (the “2014 NPA Notes”)  under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”) for Series A Preferred Stock.   The carrying value of 2014 NPA Notes of $1,075,713   consisting of face value of $2,900,000 net of unamortized discount of $1,849,773 plus accrued interest of $103,605 was exchanged for 70,014 shares of Series A Preferred Stock ("the January 2021 Debt Exchange"). The January Debt Exchange transaction was accounted for as debt extinguishment and the newly issued shares of Series A Preferred Stock were recorded at fair value in accordance with ASC 470 "Debt".  The issued shares were fair valued at $7,660,970.   The difference between the carrying amount of extinguished debt and fair value of the Series A Preferred Stock issued resulted in loss recorded on the statement of operations of $6,507,137.

Second PPP Loan

On February 9 2021, the Company received $542,000 of proceeds from a note payable issued under either the Small Business Administration "SBA" Paycheck Protection Program ("PPP") under section 7(a)(36) of the Small Business Act or the SBA's Paycheck Protection Program Second Draw Loans under Section 7(a)(37) of the Small Business Act. The note matures in five years and bears interest at 1% per year. Similar to the Company's initial PPP Loan, the second loan contains a loan forgiveness covered period of six months from the date of issuance in which the Company will not be obligated to make any payments of principal or interest. If the Company does not submit a loan forgiveness application within ten months after the end of the loan forgiveness covered period, the Company must begin making principal and interest after that period (the "Loan Forgiveness Application Submission Period"). Interest continues to accrue during the deferment period. If the Company is unable to or does not follow those guidelines for the loan to be forgiven by the SBA, the Company would be required to repay a portion of or the entire balance of the loan proceeds in full. If any portion of the loan is not forgiven, the Company may start making payments on, but not before February of 2022 - the end of the Loan Forgiveness Application Submission Period.

Forgiveness of First PPP Loan
On February 18, 2021 our First PPP Loan was forgiven in its entirety.  The forgiveness was accounted for as debt extinguishment which resulted in a gain of $542,100 recorded in our statement of operations.

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

4.   STOCKHOLDERS DEFICIT

Preferred Stock

On January 28, 2021 as a result of the January 2021 Debt Exchange transaction the Company issued 70,014 shares of Series A Preferred Stock.  On the date of the January 2021 Debt Exchange the market value of the common stock was above the Series A Preferred Stock conversion price of $1.43, which resulted in the conversion feature that was beneficial to the holder on the date of the exchange.  The resulting beneficial conversion feature was recorded as a discount and amortized in its entirety as a deemed dividend on the date of the January 2021 Debt Exchange and charged to loss attributable to common shareholders on the Company's Statement of Operations in the amount of $3,507,701.

In addition, the Company issued 41,066 shares of Series A Preferred Stock in exchange for $1,761,700 in cash funding.   The shares were issued with a beneficial conversions feature discount and resulted in a deemed dividend with charge to loss attributable to common shareholders of $1,761,700.

Series A Preferred Stock with the following standard terms:

Each share of Series A Preferred Stock shall have a par value of $0.001 per share and a stated value equal to $42.90 (the “Stated Value”);
●
Each share of the Series A Preferred Stock then outstanding shall be entitled to receive an annual dividend equal to $3.43, subject to proration related to the timing of issuance.  Such dividend is designed to have an effective yield of 8% on invested stated value;
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

Equity Compensation Plan

The following is a summary of the stock option activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2020	$10,683,300	$1.85	7.58	$17,060,533
Cancelled	(13,500)	1.60
Issued	1,175,000	2.88
Outstanding, March 31, 2021	$11,844,800	1.96	7.6	15,928,838
Vested and exercisable, March 31, 2021	$5,525,091	$1.78	6.4	$8,394,846

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock at March 31, 2021 and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock at March 31, 2021, as reported on the OTCQB, was $3.30 per share.

At March 31, 2021, an amount of  $11,396,816 unvested expense related to outstanding stock options has yet to be recorded over a weighted average period of 3.5 years ..

5. FAIR VALUE MEASUREMENTS

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

The January 2021 Debt Exchange resulted in transaction which required the Company to recognize debt extinguishment and to record newly issued financing instrument at fair value at the date of the transaction on a non-recurring basis.  Fair value measurement was categorized as Level 3 fair value measurement due to use of various unobservable inputs to the pricing model.  A single most significant factor included in pricing models was the Level 1 input of observable market value of MobileSmith common stock on the date of the transaction, as quoted on the OTCQB.  Despite the thinly traded nature of the Company stock, the quoted market value could not be ignored in determination of fair value in the transaction.

The Company used income approach to arrive at the fair value of the Series A Convertible Stock on January 28, 2021 - the date of the exchange.  Using this approach the value of Series A Preferred Stock holding is equal to the present value of the cash flow streams that can be expected to be generated by the holder in a combination of dividends and conversion of preferred shares into common and subsequent sale of the common shares.   The Company used Monte Carlo model to simulate future movement of our common stock and discounted the results back to January 28, 2021 transaction date.  The model used the following notable inputs:

●
the market price of the Company common stock on January 28, 2021 of $3.10 as a starting point of simulation

●
the risk free rate and discount rate of 1.35%;

●
volatility of 80%;

●
term of simulation extended to 15 years;

●
the model also considered the probability of a Fundamental Transaction (as defined in Series A Preferred Stock certificate of designation) and probabilities of payment of dividend in cash or in additional preferred shares.

6.    DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:
	3 Months Ended March 31, 2021		3 Months Ended March 31, 2020
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 Customers (Measured By Amounts Billed)	$304,900	$76,171	$338,173	$171,535
All Other Customers	124,311	341,814	195,211	453,037
	$429,211	$417,985	$533,384	$624,572

For the three months ended March 31, 2021, four customers accounted for 97% of the accounts receivable balance and no customer accounted for 38% of total revenue.

For the three months ended March 31, 2020, two customers accounted for 46% of the accounts receivable balance and one customer accounted for 17% of total revenue.

Below is a summary of new customer acquisition impact on billings and revenue:
	3 Months Ended March 31, 2021		3 Months Ended March 31, 2020
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers In Existence As Of The Beginning Of The Period (Including Upgrades)	$429,211	$417,985	$533,384	$624,572
Customers Acquired During The Period	-	-	-	-
	$429,211	$417,985	$533,384	$624,572

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

The following table summarizes the information about our operating lease:

The following table summarizes the information about operating lease:	Nine Months Ended March 31, 2021
Operating lease expense	$ 51,672
Remaining Lease Term (Years)	3 years
Discount Rate	8%

Maturities of operating lease liability as of March 31, 2021 were as follows:	Operating Lease Expense	Variable Lease Expense	Total Lease Expense
2021 (remaining 9 months)	142,496	10,206	152,702
2022	189,615	13,988	203,603
2023	189,225	14,378	203,603
2024	63,074	4,793	67,867
Total lease payments	$ 584,410	$ 43,365	627,775
Less imputed interest			(73,062)
Total			$ 554,713

7.   SUBSEQUENT EVENTS

There were no reportable events that took place subsequent to March 31, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws.  Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, our ability to continue as a going concern, and the sufficiency of our capital resources including funds that we may be able to raise through our Series A Preferred Stock, our ability to raise financing from other sources and/or ability to defer expenditures, the impact of the liens on our assets securing amounts owed to third parties, expectation regarding competitors as more and larger companies attempt to market products/services competitive to our company, market acceptance of our new product offerings, including updates to our Platform, rate of new user subscriptions, market penetration of our products and  expectations regarding our revenues and expense,  all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2020 and our subsequent periodic reports filed with the SEC for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2021 (the “2021 Period”) to the Three Months Ended March 31, 2020 (the “2020 Period”).

	Three Months ended March 31, 2021	Three Months ended March 31, 2020	Increase (Decrease) $	Increase (Decrease)%
Revenue	$417,985	$624,572	$(206,587)	-33%
Cost of Revenue	214,303	258,563	(44,260)	-17%
Gross Profit	203,682	366,009	(162,327)	-44%

Selling and Marketing	528,294	367,314	160,980	44%
Research and Development	875,666	627,795	247,871	39%
General and Administrative	905,884	824,801	81,083	10%

Interest Expense	142,467	1,851,103	(1,708,636)	-92%
Gain on Debt Extinguishment - PPP Loan Forgiveness	542,100	-	542,100
Loss on Debt Extinguishment	$6,507,137	$-	$6,507,137

Revenue decreased by $206,587 or 33%. A decrease of $105,000  accounted for completion of a large contract with a government agency.  The remainder of the decrease is associated with loss of customers due to non-renewals of contracts and new sales below target.

Cost of Revenue decreased by $44,260 or 17%.  A decrease of $84,000 is attributable to outsourced and internal development costs associated with delivery of custom development services.  The decreases were offset by increase in payroll costs of  $40,000 due to expansion of our product delivery team.

Gross Profit decreased by $162,327 or 44%.  The decrease is primarily attributable to a decrease in revenue.

Selling and Marketing  expense increased by $160,980 or 44%. During 2020 we kept certain sales positions unfilled, as we evaluated the impact of COVID-19 on the healthcare industry.  In last quarter of 2020 and during the first quarter of 2021 we started expanding our sales team, which resulted in increase in payroll costs of $85,000, increase in related recruiting costs of $40,000 and increase in stock based compensation of $60,000.  Marketing payroll decreased by $40,000 in 2021 Period compared to 2020 Period due to reallocation of our internal resources and finetuning of our marketing strategy for 2021.

Research and Development  expense increased by $247,871 or 39%.  During the 2021 we invested in our product development team by expanding it and the team spent less time on efforts associated with delivery of services revenue. As a result, payroll and related expenses increased by approximately $140,000 and stock based compensation increased by $80,000.
General and Administrative expense increased by $81,083 or 10%.  Legal and audit increased by $40,000 due to complexities associated with multiple debt exchanges that took place in 2020. Information and technology products and software tools expense increased by $15,000.  The remainder of increase is due to fluctuations in other various general and administrative costs.
Interest Expense decreased by $1,708,636 or 92%.  Decrease in interest expense is associated with the debt elimination transactions.
Gain on Debt Extinguishment - PPP Loan Forgiveness  The Company's first PPP loan was forgiven during the 2021 Period.

Loss on Debt Extinguishments of $6,507,137 resulted from a debt exchange transaction, which took place on January 28 of 2021.  For more information about the transaction refer to "Debt" footnote of the financial statements included in this Form 10Q.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations continues to be  the sale of our notes under our convertible note facilities.  We will continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional funding under the Series A Preferred Stock, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations for the next 12 months.  Changes in our operating plans, lower than anticipated sales, increased expenses, impact of COVID-19 pandemic (as described in "Risk Factors" of our Annual Report on Form 10-K for the period ending December 31, 2020 filed with the SEC) or other events may cause us to seek additional equity or debt financing in future periods.  There can be no guarantee that financing will continue to be available to us through the sale of our Series A Preferred Stock or otherwise on acceptable terms or at all.  Additional equity and convertible debt financing will be dilutive to the holders of shares of our common stock.

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

In addition, we have an outstanding Loan and Security Agreement (the "LSA") with Comerica Bank in the amount of $5 million, which matures in June of 2022 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneve, Switzerland) ("UBS AG") with a renewed term expiring on May 31, 2022.
Capital Expenditures and Investing Activities

Our capital expenditures are limited to the purchase of new office equipment and new mobile devices that are used for testing. Cash used for investing activities was not significant and we do not plan any significant capital expenditures in the near future.

Going Concern

Our independent registered public accounting firm has issued an emphasis of matter paragraph in their report included in the Annual Report on Form 10-K for the year ended December 31, 2020 in which they express substantial doubt as to our ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended March 31, 2021.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2021 without registration under the Securities Act of 1933, as amended (the "Securities Act"):

Between January 1, 2021 and March 31, 2021, we issued to two accredited investors 41,066 shares of our Series A Preferred Stock for an aggregate purchase price of $1,761,700. The proceeds were used to finance shortfalls in working capital.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Stockholders’ Deficit and (v) related notes to these condensed financial statements, tagged as blocks of text and in detail  (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

May 11, 2021	By:	/s/ Jerry Lepore
Jerry Lepore
Chief Executive Officer (Principal Executive Officer)

May 11, 2021	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)