Form 10-Q
period 2021-06-30
MobileSmith, Inc.
filed 2021-08-10
CIK 1113513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, there were 28,389,493 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

PART I – FINANCIAL INFORMATION

MOBILESMITH, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	$831,191	$161,744
Restricted Cash and Cash Equivalents	199,737	189,179
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 and $30,000 respectively	283,633	113,906
Prepaid Expenses and Other Current Assets	74,306	43,286
Total Current Assets	1,388,867	508,115

Operating Lease Right-of-Use Asset	428,142	512,124
Total Assets	$1,817,009	$1,020,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$26,092	$155,850
Interest Payable	183,921	271,868
Other Liabilities And Accrued Expenses	263,839	237,750
Operating Lease Liability Current	149,525	161,936
Contract With Customer Liability	676,990	649,789
First PPP Loan, Current	-	423,067
Bank Loan	5,000,000	-
Total Current Liabilities	6,300,367	1,900,260

Second PPP Loan	542,000	-
First PPP Loan, Long-Term	-	119,033
Operating Lease Liability	365,115	432,058
Convertible Notes Payable, Net of Discount	-	972,108
Bank Loan	-	5,000,000
Total Liabilities	7,207,482	8,423,459

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, Including 1,750,000 Authorized and Designated for Series A Convertible Preferred Shares: 1,300,687 Issued and Outstanding as of June 30, 2021 and 1,166,297 Issued and Outstanding as of December 31, 2020.	114,072,014	103,649,344
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized At June 30, 2021 and December 31, 2020; 28,389,493 Shares Issued and Outstanding at June 30, 2021 and 28,389,493 Shares Issued and Outstanding at December 31, 2020.	28,390	28,390
Additional Paid-in Capital - Common Shares	131,796,969	130,103,361
Accumulated Deficit	(251,287,846)	(241,184,315)
Total Stockholders' Deficit	(5,390,473)	(7,403,220)
Total Liabilities and Stockholders' Deficit	$1,817,009	$1,020,239

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
REVENUES:
Subscription and Support	$398,358	$491,367	$816,343	$1,010,766
Services and Other	-	116,405	-	221,578
Total Revenue	398,358	607,772	816,343	1,232,344

COST OF REVENUE:
Subscription and Support	199,944	181,221	405,247	346,622
Services and Other	-	-	9,000	93,162
Total Cost of Revenues	199,944	181,221	414,247	439,784

GROSS PROFIT	198,414	426,551	402,096	792,560

OPERATING EXPENSES:
Selling and Marketing	476,147	301,052	1,004,441	668,366
Research and Development	858,571	750,438	1,734,237	1,378,233
General and Administrative	705,489	824,517	1,611,373	1,649,318
Total Operating Expenses	2,040,207	1,876,007	4,350,051	3,695,917
LOSS FROM OPERATIONS	(1,841,793)	(1,449,456)	(3,947,954)	(2,903,357)

OTHER INCOME (EXPENSE):
Other Income	596	5,682	598	11,686
Interest Expense, Net	(48,671)	(1,759,173)	(191,138)	(3,610,276)
Gain on Debt Extinguishment - PPP Loan Forgiveness	-	-	542,100	-
Loss on Debt Extinguishment	-	(4,864,750)	(6,507,137)	(4,864,750)
Total Other Expense	(48,075)	(6,618,241)	(6,155,577)	(8,463,340)

NET LOSS	$(1,889,868)	$(8,067,697)	$(10,103,531)	$(11,366,697)

Plus: Deemed Dividend on Series A Convertible Preferred Stock	(1,000,000)	-	(6,269,401)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,889,868)	$(8,067,697)	$(16,372,932)	$(11,366,697)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(0.10)	$(0.28)	$(0.58)	$(0.40)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE: Basic And Fully Diluted	28,389,493	28,389,493	28,389,493	28,389,493

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

 CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	6 Months Ended	6 Months Ended
	June 30,	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,103,531)	$(11,366,697)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	-	12,506
Amortization of Debt Discount	78,120	1,585,823
Share Based Compensation	1,693,608	1,502,457
Gain of Debt Extinguishment (PPP Loan Forgiveness)	(542,100)	-
Losses on Debt Extinguishments	6,507,137	4,864,750
Changes in Assets and Liabilities:
Accounts Receivable	(169,727)	(199,097)
Prepaid Expenses and Other Assets	(31,020)	30,254
Accounts Payable	(129,758)	(117,274)
Contract Liability	27,201	(189,752)
Operating Lease Right-of-use Asset	83,982	80,088
Operating Lease Liability	(79,354)	(73,272)
Accrued and Other Expenses	41,747	(1,559,991)
Net Cash Used in Operating Activities	(2,623,695)	(5,430,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Subordinated Promissory Notes, Related Party	-	1,250,000
Proceeds From Issuance of Convertible Notes Payable, Related Party	-	1,200,000
Proceeds From Issuance of Convertible Notes Payable	-	2,900,000
Repayments of Financing Lease Obligations	-	(6,378)
Proceeds From First PPP Loan	-	542,100
Proceeds From Second PPP Loan	542,000	-
Proceeds From Issuance of Shares of Series A Preferred Stock	2,761,700	-
Net Cash Provided by Financing Activities	3,303,700	5,885,722

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	680,005	455,517
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	350,923	314,967
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,030,928	$770,484

Composition of Cash, Cash Equivalents and Restricted Cash Balance:
Cash and Cash Equivalents	$831,191	$582,568
Restricted Cash	199,737	187,916
Total Cash, Cash Equivalents and Restricted Cash	$1,030,928	$770,484

Supplemental Disclosures of Cash Flow Information:
Operating Lease Payments	$102,863	$111,550
Cash Paid During the Period for Interest	$97,319	$3,825,607

Non-Cash Investing and Financing Activities:
Recorded Debt Discount Associated with Beneficial Conversion Feature	$-	$8,035,278

Issued Series A Preferred Shares Valued at $7,760,970 in Exchange for Carrying Value of Debt (Including Accrued Interest, Premiums and Discounts) of $1,153,832	$6,507,137	$-
Recorded Beneficial Conversion Feature Associated with Issuance of Series A Preferred	$6,269,401	$-
Conversion Of Notes Payable Into Common Shares	$-	$156,980

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

 CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Series A Convertible Preferred Stock, Shares	Series A Convertible Preferred Stock, $0.001 Par Value	Additional Paid-In Capital, Series A Convertible Preferred Stock	Common Stock, Shares	Common Stock, $0.001 Par Value	Additional Paid-In Capital, Common Stock	Accumulated Deficit	Totals
BALANCES, JANUARY 1, 2020	-	$-	$-	28,271,598	$28,272	$118,431,878	$(169,774,475)	$(51,314,325)
Equity-Based Compensation						721,681		721,681
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt						2,000,000		2,000,000
Conversion of Notes Payable to Common Stock				48,951	49	65,191		65,240
Net Loss							(3,299,000)	$(3,299,000)
BALANCES, MARCH 31, 2020	-	$-	$-	28,320,549	$28,321	$121,218,750	$(173,073,475)	(51,826,404)

Equity-Based Compensation						780,776		780,776
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt						6,035,278		6,035,278
Conversion of Notes Payable to Common Stock				68,944	69	91,671		91,740
Net Loss							(8,067,697)	(8,067,697)
BALANCES, JUNE 30, 2020	-	$-	$-	28,389,493	$28,390	$128,126,475	$(181,141,172)	$(52,986,307)

BALANCES, JANUARY 1, 2021	1,166,297	$1,166	$103,648,178	28,389,493	$28,390	$130,103,361	$(241,184,315)	$(7,403,220)
Equity-Based Compensation						886,935		886,935
Exchange of Debt for Series A Convertible Preferred Shares on January 28, 2021	70,014	70	7,660,900					7,660,970
Issuance of Series A Convertible Preferred for Cash	41,066	41	1,761,659					1,761,700
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Shares of $5,269,401			5,269,401					5,269,401
Deemed Dividend to the Holders of Series A Preferred Shares Resulting From Amortization of Discount Associated with the Beneficial Conversion Feature			(5,269,401)					(5,269,401)
Net Loss							(8,213,663)	(8,213,663)
BALANCES, MARCH 31, 2021	1,277,377	$1,277	$113,070,737	28,389,493	$28,390	$130,990,296	$(249,397,978)	$(5,307,278)
Equity-Based Compensation						806,673		806,673
Issuance of Series A Convertible Preferred for Cash	23,310	23	999,977					1,000,000
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Shares			1,000,000					1,000,000
Deemed Dividend to the Holders of Series A Preferred Shares Resulting From Amortization of Discount Associated with the Beneficial Conversion Feature			(1,000,000)					(1,000,000)
Net Loss							(1,889,868)	(1,889,868)
BALANCES, JUNE 30, 2021	1,300,687	$1,300	$114,070,714	28,389,493	$28,390	$131,796,969	$(251,287,846)	$(5,390,473)

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months' Period Ended June 30, 2021

(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013.  The same year the Company focused exclusively on development of do-it-yourself customer facing platform that enabled organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code.  During 2017 the Company concluded that it had its highest rate of success with clients within the Healthcare industry and concentrated its development and sales and marketing efforts in that industry.  During 2018 we further refined our Healthcare offering and redefined our product - a suite of e-health mobile solutions that consist of a catalog of ready to deploy mobile app solutions (App Blueprints) and support services.  In 2019 and 2020, we consolidated our  current solutions under a single offering branded Peri™. Peri™ is a cloud-based collection of  applications that run of our architected healthcare technology ecosystem.  The architecture is designed to do the following:

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

The Company prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of June 30, 2021.  The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.  These condensed financial statements and accompanying notes should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report.  The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the six months ended June 30, 2021, the Company incurred net losses as well as negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. Since November 2007, the Company has been funding its operations, in part, from the proceeds from the issuance of notes under a convertible secured subordinated note purchase agreement facility which was established in 2007 (the "2007 NPA"), and an unsecured convertible subordinated note purchase agreement facility established in 2014 (the "2014 NPA"), and subordinated promissory notes to related parties. In December of 2020 and January of 2021, we exchanged all our non-bank debt, including the debt issued under the 2007 NPA and the 2014 NPA, into Series A Convertible Preferred Stock (the "Series A Preferred Stock") with the same investors. We expect to finance our operations through the issuance of Series A Preferred Stock going forward. If financing through issuance of Series A Preferred Stock becomes unavailable, we will need to seek other sources of funding. As such, there is substantial doubt about the Company's ability to continue as a going concern.

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

2. DEBT

The table below summarizes the Company's debt outstanding on June 30, 2021 and December 31, 2020:

Debt Description	June 30,	December 31,
	2021	2020	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June, 2022	3.85%
Second PPP Loan	542,000	-	February, 2026	1.00%
First PPP Loan	-	542,100	April, 2022	1.00%
Convertible notes, net of discount of $1,927,892 as of December 31, 2020	-	972,108	November, 2022	8.00%
Total debt	5,542,000	6,514,208

Less: current portion of long term debt	-	423,067
Debt - long term	$5,542,000	$6,091,141

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

Convertible Notes and January 2021 Debt Exchange

On January 28, 2021 the Company exchanged its remaining unsecured Convertible Subordinated Notes (the “2014 NPA Notes”)  under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”) for Series A Preferred Stock.   The carrying value of 2014 NPA Notes of $1,075,713   consisting of face value of $2,900,000 net of unamortized discount of $1,849,773 plus accrued interest of $103,605 was exchanged for 70,014 shares of Series A Preferred Stock ("the January 2021 Debt Exchange"). The January 2021 Debt Exchange was accounted for as debt extinguishment and the newly issued shares of Series A Preferred Stock were recorded at fair value in accordance with ASC 470 "Debt".  The issued shares were fair valued at $7,660,970.   The difference between the carrying amount of extinguished debt and fair value of the Series A Preferred Stock issued resulted in loss recorded on the statement of operations of $6,507,137.

Second PPP Loan

On February 9 2021, the Company received $542,000 of proceeds from a note payable issued under either the Small Business Administration "the SBA" Paycheck Protection Program ("PPP") under section 7(a)(36) of the Small Business Act or the SBA's Paycheck Protection Program Second Draw Loans under Section 7(a)(37) of the Small Business Act. The note matures in five years and bears interest at 1% per year. Similar to the Company's initial PPP Loan, the second loan contains a loan forgiveness covered period of six months from the date of issuance in which the Company will not be obligated to make any payments of principal or interest. If the Company does not submit a loan forgiveness application within ten months after the end of the loan forgiveness covered period, the Company must begin making principal and interest after that period (the "Loan Forgiveness Application Submission Period"). Interest continues to accrue during the deferment period. If the Company is unable to or does not follow those guidelines for the loan to be forgiven by the SBA, the Company would be required to repay a portion of or the entire balance of the loan proceeds in full. If any portion of the loan is not forgiven, the Company may start making payments on, but not before February of 2022 - the end of the Loan Forgiveness Application Submission Period.

Forgiveness of First PPP Loan

On February 18, 2021 our first PPP Loan was forgiven by the SBA in its entirety.  The forgiveness was accounted for as debt extinguishment which resulted in a gain of $542,100 recorded in our statement of operations.

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

4. STOCKHOLDERS DEFICIT

Preferred Stock

On January 28, 2021 and as a result of the January 2021 Debt Exchange transaction the Company issued 70,014 shares of Series A Preferred Stock.  On the date of the January 2021 Debt Exchange the market value of the common stock was above the Series A Preferred Stock conversion price of $1.43, which resulted in the conversion feature that was beneficial to the holder on the date of the exchange.  The resulting beneficial conversion feature was recorded as a discount and amortized in its entirety as a deemed dividend on the date of the January 2021 Debt Exchange and charged to loss attributable to common shareholders on the Company's Statement of Operations in the amount of $3,507,701.

In addition, the Company issued 64,376 shares of Series A Preferred Stock in exchange for $2,761,700 in cash funding.   The shares were issued with beneficial conversions feature discount and resulted in a deemed dividend with charge to loss attributable to common shareholders of $2,761,700.

Series A Preferred Stock with the following standard terms:

●	Each share of Series A Preferred Stock shall have a par value of $0.001 per share and a stated value equal to $42.90 (the "Stated Value ");

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

Equity Compensation Plan

The following is a summary of the stock option activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2020	$10,683,300	$1.85	7.4	$17,060,533
Cancelled	(902,500)	1.57
Issued	1,475,000	3.10
Outstanding, June 30, 2021	$11,255,800	2.04	7.9	21,752,184
Vested and exercisable, June 30, 2021	$5,195,821	$1.85	7.3	$11,032,574

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on June 30, 2021, and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock on June 30, 2021, as reported on the OTCQB, was $3.50 per share.

On June 30, 2021, an amount of $11,495,025 unvested expense related to outstanding stock options has yet to be recorded over a weighted average period of 3.3 years.

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

The Company used the income approach to arrive at the fair value of the Series A Stock on January 28, 2021 - the date of the exchange.  Using this approach the value of Series A Preferred Stock is equal to the present value of the cash flow streams that can be expected to be generated by the holder in a combination of dividends and conversion of preferred shares into common and subsequent sale of the common shares.   The Company used the Monte Carlo model to simulate future movement of our common stock and discounted the results back to January 28, 2021 transaction date.  The model used the following notable inputs:

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

Customer size impact on billings and revenue:

	6 Months Ended June 30, 2021		6 Months Ended June 30, 2020
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 Customers (Measured By Amounts Billed)	$342,000	$221,640	$433,010	$435,747
All Other Customers	$501,543	$594,703	$615,259	$796,597
	$843,543	$816,343	$1,048,269	$1,232,344

For the six months ended June 30, 2021, three customers accounted for 70% of the accounts receivable balance and no customer accounted for more than 10% of total revenue.

For the six months ended June 30, 2020, four customers accounted for 74% of the accounts receivable balance and one customer accounted for 18% of total revenue.

Below is a summary of new customer acquisition impact on billings and revenue:

	6 Months Ended June 30, 2021		6 Months Ended June 30, 2020
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers In Existence As Of The Beginning Of The Period (Including Upgrades)	$843,543	$816,343	$1,036,182	$1,232,344
Customers Acquired During The Period	$-	$-	$12,087	$-
	$843,543	$816,343	$1,048,269	$1,232,344

7. LEASES

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

The following table summarizes the information about our operating lease:

The following table summarizes the information about operating lease:	Six Months Ended June 30, 2021
Operating lease expense	$102,863
Remaining Lease Term (Years)	2.7 years
Discount Rate	8%

Maturities of operating lease liability as of June 30, 2021 were as follows:	Operating Lease Expense	Variable Lease Expense	Total Lease Expense
2021 (remaining 6 months)	$95,537	$6,843	$102,380
2022	191,074	14,096	205,170
2023	191,074	14,519	205,593
2024	63,691	4,840	68,531
Total lease payments	$541,376	$40,298	581,674
Less imputed interest			(67,034)
Total			$514,640

8. SUBSEQUENT EVENTS

Subsequent to June 30, 2021 the Company granted approximately 760,000 of stock options to certain employees.  The newly issued stock options  replaced stock options previously expired unexercised.  The newly issued stock options have an exercise price equal to the fair market price of $1.63 on the date of grant, 10-year term and 5-year vesting.

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

From time to time, we have provided custom software development services.  Such services are not core to our business model and will likely decrease in significance in the future.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2021 (the “2021 Period”) to the Three Months Ended June 30, 2020 (the “2020 Period”).

	Three months ended June 30, 2021	Three months ended June 30, 2020	Increase (Decrease)$	Increase (Decrease)%
Revenue	$398,358	$607,772	$(209,414)	-34%
Cost of Revenue	199,944	181,221	18,723	10%
Gross Profit	198,414	426,551	(228,137)	-53%

Selling and Marketing	476,147	301,052	175,095	58%
Research and Development	858,571	750,438	108,133	14%
General and Administrative	705,489	824,517	(119,028)	-14%

Interest Expense	48,671	1,759,173	(1,710,502)	-97%
Loss on Debt Extinguishment	$-	$4,864,750	$(4,864,750)	-100%

Revenue decreased by $209,414 or 34%. A decrease of $105,000 accounted for completion of a large contract with a government agency during the three months ended June 30, 2020.  The remainder of the decrease is associated with loss of customers due to non-renewals of contracts and new sales below target.

Cost of Revenue increased by $18,723 or 10%. The increase is attributed to an increase in payroll costs for a delivery team and increase in hosting costs.

Gross Profit decreased by $228,137 or 53%.  The decrease is primarily attributable to a decrease in revenue.

Selling and Marketing  expense increased by $175,095 or 58%. During 2020 we kept certain sales positions unfilled, as we evaluated the impact of COVID-19 on the healthcare industry.  In last quarter of 2020 and during the first quarter of 2021 we started expanding our sales and marketing team, which resulted in an increase in payroll costs of $137,000 and increase in stock based compensation of $75,000.  During the same period, we incurred an offsetting decrease of $42,000 in marketing campaigns, PR and marketing outsourced services.

Research and Development  expense increased by $108,133 or 14%.  In 2021 we invested in our product development team by expanding it and the team spent less time on efforts associated with delivery of services revenue. As a result, payroll and related expenses increased by approximately $55,000 and stock based compensation increased by $63,000.

General and Administrative expense decreased by $119,028 or 14% predominantly due to decrease in stock based compensation of $110,000.

Interest Expense decreased by $1,710,502 or 97%.  Decrease in interest expense is associated with the debt elimination transactions.

Loss on Debt Extinguishments of $4,864,750 in 2020 Period resulted from modifications of convertible notes.

Comparison of the Six Months Ended June 30, 2021 (the “2021 Period”) to the Six Months Ended June 30, 2020 (the “2020 Period”).

	Six months ended June 30, 2021	Six months ended June 30, 2020	Increase (Decrease)$	Increase (Decrease)%
Revenue	$816,343	$1,232,344	$(416,001)	-34%
Cost of Revenue	414,247	439,784	(25,537)	-6%
Gross Profit	402,096	792,560	(390,464)	-49%

Selling and Marketing	1,004,441	668,366	336,075	50%

Research and Development	1,734,237	1,378,233	356,004	26%
General and Administrative	1,611,373	1,649,318	(37,945)	-2%

Interest Expense	191,138	3,610,276	(3,419,138)	-95%
Loss on Debt Extinguishment	6,507,137	4,864,750	1,642,387	34%

Gain on Debt Extinguishment - PPP Loan Forgiveness	$542,000	$-	$542,000	0%

Revenue decreased by $416,001 or 34%. A decrease of $105,000 accounted for completion of a large contract with a government agency.  The remainder of the decrease is associated with loss of customers due to non-renewals of contracts and new sales below target.

Cost of Revenue decreased by $25,537 or 6%. The decrease is attributed to a completion of a single large contract with a government agency during the three months ended June 30, 2020.

Gross Profit decreased by $390,464 or 49%.  The decrease is primarily attributable to a decrease in revenue.

Selling and Marketing  expense increased by $336,075 or 50%. During 2020 we kept certain sales positions unfilled, as we evaluated the impact of COVID-19 on the healthcare industry.  In last quarter of 2020 and during the first quarter of 2021 we started expanding our sales and marketing team, which resulted in an increase in payroll costs of $232,000, increase in related recruiting costs of $41,000 and increase in stock based compensation of $134,000.  During the same period, we incurred offsetting decreases of $15,000 in travel costs and $77,000 decrease in marketing campaigns, PR and marketing outsourced services.

Research and Development  expense increased by $356,004 or 26%.  In 2021 we invested in our product development team by expanding it and the team spent less time on efforts associated with delivery of services revenue. As a result, payroll and related expenses increased by approximately $184,000 and stock based compensation increased by $145,000.

General and Administrative expense decreased by $37,945 or 2%.  The decrease can be attributed to fluctuations in various general and administrative costs.

Interest Expense decreased by $3,419,138 or 95%.  Decrease in interest expense is associated with the debt elimination transactions.

Gain on Debt Extinguishment - PPP Loan Forgiveness  The Company's first PPP loan was forgiven during the 2021 Period.

Loss on Debt Extinguishments of $6,507,137 resulted from a debt exchange transaction, which took place on January 28 of 2021.  For more information about the transaction refer to "Debt" footnote of the financial statements included in this Form 10Q. In 2020 Period loss on debt extinguishment resulted from modifications of convertible notes.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations continues to be  the sale of our Series A Preferred Stock. We will continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional funding under the Series A Preferred Stock, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations for the next 12 months.  Changes in our operating plans, lower than anticipated sales, increased expenses, impact of COVID-19 pandemic (as described in "Risk Factors" of our Annual Report on Form 10-K for the period ending December 31, 2020 filed with the SEC) or other events may cause us to seek additional equity or debt financing in future periods.  There can be no guarantee that financing will continue to be available to us through the sale of our Series A Preferred Stock or otherwise on acceptable terms or at all.  Additional equity and convertible debt financing will be dilutive to the holders of shares of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended June 30, 2021.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2021 without registration under the Securities Act of 1933, as amended (the "Securities Act"):

Between April 1, 2021 and June 30, 2021, we issued to an accredited investor 23,310 shares of our Series A Preferred Stock for an aggregate purchase price of $1,000,000. The proceeds were used to finance shortfalls in working capital.

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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Stockholders’ Deficit and (v) related notes to these condensed financial statements, tagged as blocks of text and in detail (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

August 10, 2021	By:	/s/ Jerry Lepore
Jerry Lepore
Chief Executive Officer (Principal Executive Officer)

August 10, 2021	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)

