Form 10-Q
period 2021-09-30
MobileSmith, Inc.
filed 2021-11-12
CIK 1113513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

As of November 9, 2021, there were 28,389,493 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

PART I – FINANCIAL INFORMATION

MOBILESMITH, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	$782,642	$161,744
Restricted Cash and Cash Equivalents	200,482	189,179
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 and $30,000 respectively	111,391	113,906
Prepaid Expenses and Other Current Assets	39,692	43,286
Total Current Assets	1,134,207	508,115

Operating Lease Right-of-Use Asset	385,674	512,124
Total Assets	$1,519,881	$1,020,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$58,301	$155,850
Interest Payable	16,040	271,868
Other Liabilities And Accrued Expenses	237,105	237,750
Operating Lease Liability Current	149,525	161,936
Contract With Customer Liability	640,621	649,789
First PPP Loan, Current	-	423,067
Bank Loan	5,000,000	-
Total Current Liabilities	6,101,592	1,900,260

First PPP Loan, Long-Term	-	119,033
Operating Lease Liability	324,236	432,058
Convertible Notes Payable, Net of Discount	-	972,108
Bank Loan	-	5,000,000
Total Liabilities	6,425,828	8,423,459

Commitments and Contingencies (Note 3)
Stockholders’ Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, Including 1,750,000 Authorized and Designated for Series A Convertible Preferred Shares: 1,379,966 Issued and Outstanding as of September 30, 2021 and 1,166,297 Issued and Outstanding as of December 31, 2020.	126,162,277	103,649,344
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized at September 30, 2021 and December 31, 2020; 28,389,493 Shares Issued and Outstanding at September 30, 2021 and 28,389,493 Shares Issued and Outstanding at December 31, 2020.	28,390	28,390
Additional Paid-in Capital - Common Stock	122,351,798	130,103,361
Accumulated Deficit	(253,448,412)	(241,184,315)
Total Stockholders’ Deficit	(4,905,947)	(7,403,220)
Total Liabilities and Stockholders’ Deficit	$1,519,881	$1,020,239

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
REVENUES:
Subscription and Support	$387,051	$464,809	$1,203,394	$1,475,575
Services and Other	-	46,602	-	268,180
Total Revenue	387,051	511,411	1,203,394	1,743,755

COST OF REVENUE:
Subscription and Support	189,948	196,031	595,195	542,653
Services and Other	-	3,000	9,000	96,162
Total Cost of Revenues	189,948	199,031	604,195	638,815

GROSS PROFIT	197,103	312,380	599,199	1,104,940

OPERATING EXPENSES:
Selling and Marketing	571,122	249,565	1,575,563	917,931
Research and Development	964,557	719,043	2,698,794	2,097,276
General and Administrative	716,902	835,775	2,328,275	2,485,093
Total Operating Expenses	2,252,581	1,804,383	6,602,632	5,500,300
LOSS FROM OPERATIONS	(2,055,478)	(1,492,003)	(6,003,433)	(4,395,360)

OTHER INCOME (EXPENSE):
Other Income	17	5,387	616	17,073
Interest Expense, Net	(49,195)	(1,118,422)	(240,333)	(4,728,698)
Gain on Debt Extinguishment - PPP Loan Forgiveness	542,000	-	1,084,100	-
Losses on Debt Extinguishments	(607,285)	-	(7,114,422)	(4,864,750)
Other gains (losses)	9,375	-	9,375	-
Total Other Expense	105,088	(1,113,035)	(6,260,664)	(9,576,375)

NET LOSS	$(2,160,566)	$(2,605,038)	$(12,264,097)	$(13,971,735)

Plus: Dividend on Series A Convertible Preferred Stock	(10,315,099)	-	(10,315,099)	-
Plus: Deemed Dividend on Series A Convertible Preferred Stock	(2,762,014)	-	(9,031,415)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(15,237,679)	$(2,605,038)	$(31,610,611)	$(13,971,735)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(0.54)	$(0.09)	$(1.11)	$(0.49)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE: Basic And Fully Diluted	28,389,493	28,389,493	28,389,493	28,389,493

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	9 Months Ended	9 Months Ended
	September 30,	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,264,097)	$(13,971,735)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	-	15,730
Amortization of Debt Discount	78,120	2,417,888
Amortization of Debt Premium	-	(775,615)
Share Based Compensation	2,563,536	2,290,363
Gain of Debt Extinguishment (PPP Loan Forgiveness)	(1,084,100)	-
Losses on Debt Extinguishments	7,114,421	4,864,750
Changes in Assets and Liabilities:
Accounts Receivable	2,515	(65,041)
Prepaid Expenses and Other Assets	3,594	29,130
Accounts Payable	(97,549)	(162,714)
Contract Liability	(9,168)	(228,404)
Operating Lease Right-of-use Asset	126,450	120,772
Operating Lease Liability	(120,233)	(111,018)
Accrued and Other Expenses	15,012	(743,427)
Net Cash Used in Operating Activities	(3,671,499)	(6,319,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Subordinated Promissory Notes, Related Party	-	1,610,000
Proceeds From Issuance of Convertible Notes Payable, Related Party	-	1,400,000
Proceeds From Issuance of Convertible Notes Payable	-	2,900,000
Repayments of Financing Lease Obligations	-	(6,378)
Proceeds From First PPP Loan	-	542,100
Proceeds From Second PPP Loan	542,000	-
Proceeds From Issuance of Shares of Series A Preferred Stock	3,761,700	-
Net Cash Provided by Financing Activities	4,303,700	6,445,722

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	632,201	126,401
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	350,923	314,967
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$983,124	$441,368

Composition of Cash, Cash Equivalents and Restricted Cash Balance:
Cash and Cash Equivalents	$782,642	$253,452
Restricted Cash	200,482	187,916
Total Cash, Cash Equivalents and Restricted Cash	$983,124	$441,368

Supplemental Disclosures of Cash Flow Information:
Operating Lease Payments	$154,053	$127,601
Cash Paid During the Period for Interest	$146,514	$3,825,607

Non-Cash Investing and Financing Activities:
Recorded Debt Discount Associated with Beneficial Conversion Feature	$-	$8,235,278
Recorded Discount Associated with Beneficial Conversion Feature on Issuance of Series A Convertible Preferred Shares	$9,031,415	$-
Issued Series A Preferred Shares Fair Valued At $7,660,970 in Exchange for Carrying Value of Debt (Including Accrued Interest, Premiums And Discounts) of $1,153,833	$6,507,137	$-
Issued 55,057 Shares of Series A Preferred Shares Fair Valued at $4,815,280 as dividend paid in kind	$10,315,099	$-
Issued 3,912Shares of Series A Preferred Shares Fair Valued at $775,164 to Settle Accrued And Unpaid Interest	$775,164	$-
Conversion of Notes Payable into Common Shares	$-	$156,980

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Series A Convertible Preferred Stock, Shares	Series A Convertible Preferred Stock, $0.001 Par Value	Additional Paid-In Capital, Series A Convertible Preferred Stock	Common Stock, Shares	Common Stock, $0.001 Par Value	Additional Paid-In Capital, Common Stock	Accumulated Deficit	Totals
BALANCES, JANUARY 1, 2020	-	$-	$-	28,271,598	$28,272	$118,431,878	$(169,774,475)	$(51,314,325)
Equity-Based Compensation						721,681	-	721,681
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt						2,000,000		2,000,000
Conversion of Notes Payable to Common Stock				48,951	49	65,191		65,240
Net Loss						-	(3,299,000)	$(3,299,000)
BALANCES, MARCH 31, 2020	-	$-	$-	28,320,549	$28,321	$121,218,750	$(173,073,475)	(51,826,404)

Equity-Based Compensation						780,776		780,776
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt						6,035,278		6,035,278
Conversion of Notes Payable to Common Stock				68,944	69	91,671		91,740
Net Loss							(8,067,697)	(8,067,697)
BALANCES, JUNE 30, 2020	-	$-	$-	28,389,493	$28,390	$128,126,475	$(181,141,172)	$(52,986,307)
Equity-Based Compensation						787,906		787,906
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt						200,000		200,000
Net Loss							(2,605,038)	(2,605,038)
BALANCES, SEPTEMBER 30, 2020	-	$-	$-	28,389,493	$28,390	$129,114,381	$(183,746,210)	$(54,603,439)

BALANCES, JANUARY 1, 2021	1,166,297	$1,166	$103,648,178	28,389,493	$28,390	$130,103,361	$(241,184,315)	$(7,403,220)
Equity-Based Compensation						886,935		886,935
Exchange of Debt for Series A Convertible Preferred Shares on January 28, 2021	70,014	70	7,660,900					7,660,970
Issuance of Series A Convertible Preferred for Cash	41,066	41	1,761,659					1,761,700
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Shares			5,269,401					5,269,401
Deemed Dividend to the Holders of Series A Preferred Shares Resulting From Amortization of Discount Associated with the Beneficial Conversion Feature			(5,269,401)					(5,269,401)
Net Loss							(8,213,663)	(8,213,663)
BALANCES, MARCH 31, 2021	1,277,377	$1,277	$113,070,737	28,389,493	$28,390	$130,990,296	$(249,397,978)	$(5,307,278)
Equity-Based Compensation						806,673		806,673
Issuance of Series A Convertible Preferred for Cash	23,310	23	999,977					1,000,000
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Shares			1,000,000					1,000,000
Deemed Dividend to the Holders of Series A Preferred Shares Resulting From Amortization of Discount Associated with the Beneficial Conversion Feature			(1,000,000)					(1,000,000)
Net Loss							(1,889,868)	(1,889,868)
BALANCES, JUNE 30, 2021	1,300,687	$1,300	$114,070,714	28,389,493	$28,390	$131,796,969	$(251,287,846)	$(5,390,473)
Equity-Based Compensation						869,928		869,928
Issuance of Series A Convertible Preferred Shares for Cash	23,310	23	999,977					1,000,000
Issuance of Series A Convertible Preferred Shares to Settle Accrued and Unpaid Interest	3,912	4	775,160					775,164
Issuance of Dividend on Series A Convertible Preferred Shares	52,057	52	10,315,047			(10,315,099)		-
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Shares			2,762,014					2,762,014
Deemed Dividend to the Holders of Series A Preferred Shares Resulting From Amortization of Discount Associated with the Beneficial Conversion Feature			(2,762,014)					(2,762,014)
Net Loss							(2,160,566)	(2,160,566)
BALANCES, SEPTEMBER 30, 2021	1,379,966	$1,379	$126,162,277	28,389,493	$28,390	$122,351,798	$(253,488,412)	$(4,905,947)

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months’ Period Ended September 30, 2021

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

●

increase adoption, utilization and intelligence of EMRs (electronic medical records), extend EMR’s usability to patients and consumers of healthcare Peri™ is designed to bridge the gap between healthcare industry system tools and healthcare consumer’s mobile device.

Our flagship PeriOp offering is an EMR integrated mobile app based set of pre- and postoperative instructions (which we refer to as Clinical Pathways), that establishes a direct two-way clinical procedure management process between a patient and a healthcare provider and by doing so improves patient engagement and procedural adherence.

The Company prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of September 30, 2021. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed financial statements and accompanying notes should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report. The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2021, the Company incurred net losses as well as negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. Since November 2007, the Company has been funding its operations, in part, from the proceeds from the issuance of notes under a convertible secured subordinated note purchase agreement facility which was established in 2007 (the "2007 NPA"), and an unsecured convertible subordinated note purchase agreement facility established in 2014 (the "2014 NPA"), and subordinated promissory notes to related parties. In December of 2020 and January of 2021, we exchanged all our non-bank debt, including the debt issued under the 2007 NPA and the 2014 NPA, into Series A Convertible Preferred Stock (the "Series A Preferred Stock") with the same investors. We expect to finance our operations through the issuance of Series A Preferred Stock going forward. If financing through issuance of Series A Preferred Stock becomes unavailable, we will need to seek other sources of funding, although there is no guarantee that we would be able to secure such funding or that the terms of the funding would be acceptable to us. As such, there is substantial doubt about the Company's ability to continue as a going concern.

Recently Issued Accounting Pronouncements and Their Impact on Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2: Significant Accounting Policies” of the Company’s Annual Report.

On August 5, 2020, the FASB issued ASU 2020-06 “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is not expected to have a material impact on the financial statements of the Company. For the Company the ASU is not effective until fiscal year 2024, but early adoption is permitted as early as current fiscal year ending December 31, 2021.

2. DEBT

The table below summarizes the Company’s debt outstanding on September 30, 2021 and December 31, 2020:

Debt Description	September 30,	December 31,
	2021	2020	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2022	3.85%
First PPP Loan	-	542,100	April 2022	1.00%
Convertible notes, net of discount of $1,927,892	-	972,108	November 2022	8.00%
Total debt	5,000,000	6,514,208

Less: current portion of long term debt	5,000,000	423,067
Debt - long term	$-	$6,091,141

Bank Loan

The Company has an outstanding Loan and Security Agreement with Comerica Bank (“Comerica”) dated June 9, 2014 (the “LSA”) in the amount of $5,000,000, with an extended maturity of June 9, 2022. The LSA is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with a renewed term expiring on May 31, 2022, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.

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

Convertible Notes and January 2021 Debt Exchange

On January 28, 2021 the Company exchanged its remaining unsecured Convertible Subordinated Notes (the “2014 NPA Notes”) under its existing unsecured Convertible Subordinated Note Purchase Agreement dated December 10, 2014 (the “2014 NPA”) for our Series A Preferred Stock. The carrying value of 2014 NPA Notes of $1,075,713 consisting of face value of $2,900,000 net of unamortized discount of $1,849,773 plus accrued interest of $103,605 was exchanged for 70,014 shares of Series A Preferred Stock (the “January 2021 Debt Exchange”). The January 2021 Debt Exchange was accounted for as debt extinguishment and the newly issued shares of Series A Preferred Stock were recorded at fair value in accordance with ASC 470 “Debt”. The issued shares were fair valued at $7,660,970. The difference between the carrying amount of extinguished debt and fair value of the Series A Preferred Stock issued resulted in loss recorded on the statement of operations of $6,507,137.

Forgiveness of Second PPP Loan

On August 4, 2021 our second PPP Loan was forgiven by the SBA in its entirety. The forgiveness was accounted for as debt extinguishment which resulted in a gain of $542,000 recorded in our statement of operations.

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

4. STOCKHOLDERS DEFICIT

Preferred Stock

On January 28, 2021 and as a result of the January 2021 Debt Exchange transaction the Company issued 70,014 shares of Series A Preferred Stock. On the date of the January 2021 Debt Exchange the market value of the common stock was above the Series A Preferred Stock conversion price of $1.43, which resulted in the conversion feature that was beneficial to the holder on the date of the exchange. The resulting beneficial conversion feature was recorded as a discount and amortized in its entirety as a deemed dividend on the date of the January 2021 Debt Exchange and charged to loss attributable to common shareholders on the Company’s Statement of Operations in the amount of $3,507,701.

On August 31, 2021 the Company issued a total of 55,969 shares of Series A Preferred Stock as payment in kind for dividends declared by the board of directors and to settle accrued and unpaid interest in the amount of $167,000. Of the 55,969 shares issued, 3,912 shares were issued to settle the interest and 52,057 shares were issued as paid in kind dividends. The issuance of the Series A Preferred Stock was recorded at fair value determined on August 31, 2021:

●

The value of the 52,057 shares of Series A Convertible Preferred Stock dividend was recorded at $10,315,099. In absence of retained earnings, the dividend resulted in a charge to additional paid in capital for Common Stock. In addition, on August 31, 2021 the market value of the common stock was above the Series A Preferred Stock conversion price of 1.43, which resulted in the conversion feature that was beneficial to the holder. The resulting beneficial conversion feature was recorded as a discount and amortized in its entirety as a deemed dividend and charged to loss attributable to common shareholders on the Company’s Statement of Operations in the amount of $2,451,888.

●

In a similar manner, the value of the shares of Series A Preferred Stock issued to settle the interest was determined at $775,164. The transaction has also resulted in a conversion feature beneficial to the holder, which resulted in a deemed dividend charge of $184,616.

In addition, during the nine month period ended September 30, 2021 the Company issued 87,686 shares of Series A Preferred Stock in exchange for $3,761,700 in cash funding. The shares were issued with beneficial conversions feature discount and resulted in a deemed dividend with charge to loss attributable to common shareholders of $2,887,573.

Our Series A Preferred Stock has the following standard terms:

●	Each share of Series A Preferred Stock shall have a par value of $0.001 per share and a stated value equal to $42.90 (the “Stated Value “);

●

Each share of the Series A Preferred Stock then outstanding shall be entitled to receive an annual dividend equal to $3.43, subject to proration related to the timing of issuance. Such dividend is designed to have an effective yield of 8% on the Stated Value;

●	Each dividend shall be paid either in shares of Series A Preferred Stock or in cash, at the option of the Company, on the respective dividend date;

●	The holders of Series A Preferred Stock shall have no voting rights with respect to any matters to be voted on by the stockholders of the Company;

●	The holders of Series A Preferred Stock shall have certain Board observation and inspection rights administered through a designated agent;

●

Each share of Series A Preferred Stock shall be convertible, at any time and from time to time, at the option of the Holder into 30 shares of Common Stock, which results in conversion ratio of $1.43 of the Stated Value of Series A Preferred Stock into one share of common stock;

●

The shares are subject to automatic conversion immediately prior to the occurrence of a Fundamental Transaction, as defined in the Series A Preferred Stock Certificate of Designation. A Fundamental Transaction includes, but is not limited to, a sale, merger or similar change in ownership.

Equity Compensation Plan

The following is a summary of the stock option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding, December 31, 2020	10,683,300	$1.85	7.58	$17,060,533
Cancelled	(1,433,706)	1.71
Issued	2,539,000	2.71
Outstanding, September 30, 2021	11,788,594	2.05	7.9	17,073,455
Vested and exercisable, September 30, 2021	5,683,496	$1.87	7.2	$9,266,678

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on September 30, 2021, and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock on September 30, 2021, as reported on the OTCQB, was $3.50 per share.

On September 30, 2021, an amount of $11,686,998 unvested expense related to outstanding stock options has yet to be recorded over a weighted average period of 3.3 years.

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

The Company used the income (discounted cash flow) approach to arrive at the fair value of the Series A Stock on January 28, 2021 - the date of the exchange. Using this approach the value of Series A Preferred Stock is equal to the present value of the cash flow streams that can be expected to be generated by the holder in a combination of dividends and conversion of preferred shares into common and subsequent sale of the common shares. The Company used the Monte Carlo model to simulate future movement of our common stock and discounted the results back to January 28, 2021 transaction date. The model used the following notable inputs:

●	the market price of the Company common stock on January 28, 2021 of $3.10 as a starting point of simulation
●	the risk free rate and discount rate of 1.35%;
●	volatility of 80%;
●	term of simulation extended to 15 years;
●

the model also considered the probability of a Fundamental Transaction (as defined in Series A Preferred Stock certificate of designation), probabilities of payment of dividend in cash or in additional preferred shares and discount for the lack of marketability.

Issuance of Series A Preferred shares for paid in kind dividend and settlement of accrued and unpaid interest on August 31, 2021 required the Company to record newly issued financing instrument at fair value at the date of the transaction on a non-recurring basis. Fair value measurement was categorized as Level 3 fair value measurement due to use of various unobservable inputs to the pricing model. A single most significant factor included in pricing models was the Level 1 input of observable market value of MobileSmith common stock on the date of the transaction, as quoted on the OTCQB. Despite the thinly traded nature of the Company stock, the quoted market value could not be ignored in determination of fair value in the transaction.

The Company used the income (discounted cash flow) approach to arrive at the fair value of the Series A Stock on August 31, 2021. Using this approach, the value of Series A Preferred Stock is equal to the present value of the cash flow streams that can be expected to be generated by the Company in the future. The Company used the Geometric Browinian Motion/Monte Carlo model to simulate future movement of equity securities and discounted the results back to the August 31, 2021 transaction date. The model used the following notable inputs:

●	the market price of the Company common stock on August 31, 2021 of $3.00 as a starting point of simulation
●	the risk free rate and discount rate of 1.58%;
●	volatility of 67.5%;
●	term of simulation is 15 years;
●

the model also considered the probability of a Fundamental Transaction (as defined in Series A Preferred Stock certificate of designation), probabilities of payment of dividend in cash or in additional preferred shares and discount for the lack of marketability. The probability of payment of dividend in additional shares was increased to 90% and probability of dividend paid in cash was reduced to 10%.

6. DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	9 Months Ended September 30, 2021		9 Months Ended September 30, 2020
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 Customers (Measured By Amounts Billed)	$374,000	$359,756	$527,160	$611,026
All Other Customers	820,225	843,637	993,869	1,132,729
	$1,194,225	$1,203,394	$1,521,029	$1,743,755

For the nine months ended September 30, 2021, two customers accounted for 88% of the accounts receivable balance and no customer accounted for more than 10% of total revenue.

For the nine months ended September 30, 2020, one customer accounted for 16% of total revenue and two customers accounted for 67% of accounts receivable balance.

Below is a summary of new customer acquisition impact on billings and revenue:

	9 Months Ended September 30, 2021		9 Months Ended September 30, 2020
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers In Existence As Of The Beginning Of The Period (Including Upgrades)	$1,194,225	$1,203,394	$1,387,693	$1,711,012
Customers Acquired During The Period	-	-	133,336	32,743
	$1,194,225	$1,203,394	$1,521,029	$1,743,755

7. LEASES

Leases (Topic 842) Disclosures

We are a lessee for a non-cancellable operating lease for our corporate office in Raleigh, North Carolina. Financing leases are not significant in terms of both balances and period expenses. The operating lease for the corporate office expires on April 30, 2024.

The following table summarizes the information about operating lease:	Nine Months Ended September 30, 2021
Operating lease expense	$154,053
Remaining Lease Term (Years)	2.5 Years
Discount Rate	8%

Maturities of operating lease liability as of September 30, 2021 were as follows:	Operating Lease Expense	Variable Lease Expense	Total Lease Expense
2021 (remaining 3 months)	47,769	3,422	51,190
2022	191,074	14,096	205,170
2023	191,074	14,519	205,593
2024	63,691	4,840	68,531
Total lease payments	$493,608	$36,877	$530,484
Less imputed interest			(56,723)
Total			$473,761

8. SUBSEQUENT EVENTS

Subsequent to September 30, 2021 the Company issued 23,310 shares of Series A Convertible Preferred stock in exchange for $1,000,000 of cash investment.

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

The following discussion is designed to provide a better understanding of our unaudited condensed financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited annual financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on the Form 10-K. Historical results and percentage relationships among any amounts in the condensed financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

MobileSmith is a developer of software applications for the healthcare industry. Our software products include a cloud-based collection of applications that run on our architected healthcare technology ecosystem. The architecture is designed to do the following:

●	improve experience of healthcare patients and consumers, who are often at the same time members of various medical insurance networks

●	optimize delivery of healthcare and relationship between members and insurance networks

●	increase adoption, utilization and intelligence of EMRs (electronic medical records), extend EMR’s usability to patients and consumers of healthcare

Since 2013 the Company focused exclusively on the development of do-it-yourself customer facing platform that enabled organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code. During 2017 the Company concluded that it had its highest rate of success with clients within the Healthcare industry and concentrated its development and sales and marketing efforts in that industry. During 2018 we further refined our Healthcare offering and redefined our product - a suite of e-health mobile solutions that consist of a catalog of ready to deploy mobile app solutions (App Blueprints) and support services. In 2019 and 2020 we consolidated our current solutions under a single offering branded Peri™. Peri™ is designed to bridge the gap between healthcare industry system tools and healthcare consumer’s mobile device.

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

Significance of Human Capital in Our Operations.

Our success depends on the performance of employees and contractors that make up our team of about 30 individuals. The team is by far our largest investment and cost. We make significant investments in technical skills and knowledge of healthcare industry. As such, expansion of the team often comes with additional recruiting expenses. All of our employees are currently based in the United States, but our contractors may be located in jurisdictions outside of the United States. During 2020 we invested in remote work environment, which allowed us to expand our employee hiring practices geographically from local markets to include the entire United States.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2021 (the “2021 Period”) to the Three Months Ended September 30, 2020 (the “2020 Period”).

	Three months ended September 30, 2021	Three months ended September 30, 2020	Increase (Decrease) %	Increase Decrease %
Revenue	$387,051	$511,411	$(124,360)	-24%
Cost of Revenue	189,948	199,031	(9,083)	-5%
Gross Profit	197,103	312,380	(115,277)	-37%

Selling and Marketing	571,122	249,565	321,557	129%
Research and Development	964,557	719,043	245,514	34%
General and Administrative	716,902	835,775	(118,873)	-14%

Interest Expense	49,195	1,118,422	(1,069,227)	-96%
Loss on Debt Extinguishment	607,285	-	607,285	-
Gain on Debt Extinguishment - PPP Loan Forgiveness	$542,000	-	$542,000	-

Revenue decreased by $124,360 or 24%. A decrease of $46,000 accounted for completion of a large contract with a government agency, which ended September 20, 2020. The remainder of the decrease is associated with loss of healthcare customers due to non-renewals of contracts, renewals for smaller value and new sales below target.

Cost of Revenue decreased by $9,083 or 5%. The decrease is attributed to completion of the governmental contract mentioned above.

Gross Profit decreased by $115,277 or 37%. The decrease is attributable to a decrease in revenue.

Selling and Marketing expense increased by $321,557 or 129%. During 2020 we kept certain sales positions unfilled, as we evaluated the impact of COVID-19 on the healthcare industry. In last quarter of 2020 and during the first quarter of 2021 we started expanding our sales and marketing team, which resulted in an increase in payroll costs of $197,000 and increase in stock based compensation of $65,000. During the same period, we incurred an increase of $37,000 in marketing campaigns, PR and marketing outsourced services. The remainder of the increase, $17,000, is due to various software applications purchased during the period ending September 30, 2021.

Research and Development expense increased by $245,514 or 34%. In 2021 we invested in our product development team by expanding it and the team spent less time on efforts associated with delivery of services revenue. As a result, payroll and related expenses increased by approximately $34,000 and stock based compensation increased by $138,000. We augmented our internal team with outsourced contractors, which resulted in additional increase of $52,000. The remainder of the increase, $16,000, is due to various software applications purchased during the period ending September 30, 2021.

General and Administrative expense decreased by $118,873 or 14% predominantly due to decrease in stock based compensation of $107,000.

Interest Expense decreased by $1,069,227 or 96%. Decrease in interest expense is associated with the debt elimination transactions.

Loss on Debt Extinguishments of $607,284 was recorded upon issuance of Series A Preferred shares to settle accrued and unpaid interest on August 31, 2021.

Gain on Debt Extinguishments - PPP Loan Forgiveness of $542,000 due to the Company’s second PPP loan being forgiven on August 18, 2021.

Comparison of the Nine Months Ended September 30, 2021 (the “2021 Period”) to the Nine Months Ended September 30, 2020 (the “2020 Period”).

	Nine months ended September 30, 2021	Nine months ended September 30, 2020	Increase (Decrease) $	Increase Decrease %
Revenue	$1,203,394	$1,743,755	$(540,361)	-31%
Cost of Revenue	604,195	638,815	(34,620)	-5%
Gross Profit	599,199	1,104,940	(505,741)	-46%

Selling and Marketing	1,575,563	917,931	657,632	72%
Research and Development	2,698,794	2,097,276	601,518	29%
General and Administrative	2,328,275	2,485,093	(156,818)	-6%

Interest Expense	240,333	4,728,698	(4,488,365)	-95%
Loss on Debt Extinguishment	7,114,422	4,864,750	2,249,672	46%
Gain on Debt Extinguishment - PPP Loan Forgiveness	$1,084,100	-	$1,084,100	-

Revenue decreased by $540,361 or 31%. A decrease of $268,000 accounted for completion of a large government agency contract, which ended in September 2020.  The remainder of the decrease is associated with loss of healthcare customers due to non-renewals of contracts, renewals for smaller value and new sales below target.

Cost of Revenue decreased by $34,620 or 5%. The decrease is attributed to completion of the governmental contract mentioned above.

Gross Profit decreased by $505,741 or 46%. The decrease is primarily attributable to a decrease in revenue.

Selling and Marketing expense increased by $657,632 or 72%. During 2020 we kept certain sales positions unfilled, as we evaluated the impact of COVID-19 on the healthcare industry. In last quarter of 2020 and during the first quarter of 2021 we started expanding our sales and marketing team, which resulted in an increase in payroll costs of $429,000, increase in related recruiting costs of $41,000 and increase in stock based compensation of $199,000.

Research and Development expense increased by $601,518 or 29%. In 2021 we invested in our product development team by expanding it and the team spent less time on efforts associated with delivery of services revenue. As a result, payroll and related expenses increased by approximately $218,000 and stock based compensation increased by$284,000. We augmented our internal team with outsourced contractors, which resulted in additional increase of $58,000. Lastly, during the second and third quarter 2021, we created a Product Advisory Board and added four members to that board, which resulted in a $28,000 expense in those quarters.

General and Administrative expense decreased by $156,818 or 6%. The decrease is primarily made up of reduction in Equity Based Compensation of $217,000, offset by increases in wages of $69,000.

Interest Expense decreased by $4,488,365 or 95%. Decrease in interest expense is associated with the debt elimination transactions.

Gain on Debt Extinguishment - PPP Loan Forgiveness of $1,084,100 due to The Company’s first PPP loan being forgiven during the first quarter of 2021 and the second PPP loan being forgiven on August 18, 2021.

Losses on Debt Extinguishments increased by $2,249,672  due to variability in size and nature of the debt and equity transactions and debt modifications in 2020 Period and 2021 Period. Refer to specific disclosures on such transactions in footnotes 4 and 5 to our financial statements above for more detail.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations continues to be the sale of our Series A Preferred Stock. We will continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional funding under the Series A Preferred Stock, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations for the next 12 months. Changes in our operating plans, lower than anticipated sales, increased expenses, impact of COVID-19 pandemic (as described in “Risk Factors” of our Annual Report on Form 10-K for the period ending December 31, 2020 filed with the SEC) or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will continue to be available to us through the sale of our Series A Preferred Stock or otherwise on acceptable terms or at all. Additional equity and convertible debt financing will be dilutive to the holders of shares of our common stock.

Nonetheless, there are factors that can impact our ability to continue to fund our operating activities for the next twelve months. These include:

●	Our ability to expand revenue volume;

●	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

●	Our continued need to reduce our cost structure while simultaneously expanding the breadth of our business, enhancing our technical capabilities, and pursing new business opportunities.

●	Our ability to predict and offset the extended impact COVID-19 will have to our primary market’s financial outcome, and our business.

In addition, we have an outstanding Loan and Security Agreement (the “LSA”) with Comerica Bank in the amount of $5 million, which matures in June of 2022 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneve, Switzerland) (“UBS AG”) with a renewed term expiring on May 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation and the identification of the material weakness in our internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting", our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

In making the assessment of adequate internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We have identified material weaknesses in our internal control over financial reporting related to the proper valuation of dividends with respect to our Series A Preferred Stock. Based on that assessment and those criteria, management believes that our internal control over financial reporting were not effective as of September 30, 2021. As a result of the identified material weakness we have put together a remediation plan which includes additional Finance department staff time allocated to review of financing documents and valuation reports for non-recurring and unusual transactions.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2021 without registration under the Securities Act of 1933, as amended (the “Securities Act”):

Between July 1, 2021 and September 30, 2021, we issued to an accredited investor 23,310 shares of our Series A Preferred Stock for an aggregate purchase price of $1,000,000. The proceeds were used to finance shortfalls in working capital.

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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Stockholders’ Deficit and (v) related notes to these condensed financial statements, tagged as blocks of text and in detail (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

November 12, 2021	By:	/s/ Jerry Lepore
Jerry Lepore
Chief Executive Officer (Principal Executive Officer)

November 12, 2021	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)

