Form 10-K
period 2021-12-31
MobileSmith, Inc.
filed 2022-03-25
CIK 1113513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $30 million (based on the closing sale price of $3.50 per share on such date).

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 25, 2022 was 28,389,493.

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

Principal Products and Services

MobileSmith is a developer of software applications for the healthcare industry. Our software products include a cloud-based collection of applications that run on our architected healthcare technology ecosystem. The architecture is designed to do the following:

•	improve experience of healthcare patients and consumers, who are often at the same time members of various medical insurance networks
•	increase adoption, utilization and intelligence of EMRs (electronic medical records), extend EMR’s usability to patients and consumers of healthcare.

Since 2013 the Company focused exclusively on the development of do-it-yourself customer facing platform that enabled organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code.

During 2017 the Company concluded that it had its highest rate of success with clients within the Healthcare industry and concentrated its development and sales and marketing efforts in that industry. During 2018 we further refined our Healthcare offering and redefined our product - a suite of e-health mobile solutions that consist of a catalog of ready to deploy mobile app solutions (App Blueprints) and support services. In 2019 and 2020 we consolidated our current solutions under a single offering branded Peri™. Peri™ is a cloud-based collection of applications that run of our architected healthcare technology ecosystem. Peri™ is designed to bridge the gap between healthcare industry system tools and healthcare consumer while using our proprietary platform behind apps placed on consumer’s mobile device.

During 2021 we advanced our flagship PeriOp offering to be market ready. PeriOp is an EMR integrated mobile app based set of pre and postoperative instructions (which we refer to as Clinical Pathways), that establishes a direct two-way clinical procedure management process between a patient and a healthcare provider and, by doing so, improves patient engagement and procedural adherence and also removes manual paper based pre and post procedural processes. PeriOp digitizes and streamlines for both patients and providers “the last mile of healthcare delivery” between scheduled procedure and day of surgery with emphasis on patient’s readiness. PeriOp digitizes and streamlines “the first mile” of post-surgery recovery journey with a focus on maintaining positive surgical outcomes and avoidance of readmissions.

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

In 2021 we further refined our focus within the healthcare providers. We concentrated our efforts on hospital systems with large employed physician groups who use either Cerner or Epic Systems as their primary EMRs (electronic medical records). Additionally we are investigating ambulatory surgery centers (ASC) market for feasibility.

Both markets are targeted with a diversified sales workforce that includes direct sales and resellers, such as channel partners.

Principal Customers

Our principal customers are hospitals in the United States. We don’t have significant concentrations of relationship with any single customer.

Research and Development

During 2017 and 2018 we focused our technological and design efforts on our Blueprint features, that dominated our offering to healthcare providers in 2019 (Blueprint is a fully customizable pre-built app targeting specific healthcare related business function or health condition).

During 2019 we invested heavily in development of our Peri™ solution, which was introduced to the market during that year and in 2020 we continued to refine the product and add features. During 2021 we advanced our flagship PeriOp offering to be market ready. We continuously invest in new features and security of our products.

Competition

We have been successful in penetrating the healthcare provider technology market and developed extensive expertise in the industry. With many of our customers we enjoy five-plus year relationships. However, the healthcare provider technology industry is highly competitive. Our competitors range from successful established companies to emerging start-ups. Many of these companies have significantly greater financial, personnel, and other resources than we do. Moreover, more companies enter the industry and market every year. As a result of this, we expect the competition we face to grow stronger in the next five years. The market for our and similar products is highly fragmented. No leader has yet emerged in the area of pre and post-surgery process optimization through application of mobile technology.

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

Employees

As of December 31, 2021, we had 24 full time employees and no part-time employees. None of our employees are subject to collective bargaining agreements.

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

Conditions caused by the COVID-19 pandemic significantly impacted our main customer base - healthcare providers in the United States. Healthcare providers in many states were overwhelmed with COVID-19 patients during 2020 and 2021. Many hospitals halted elective and critical surgical procedures, which are the main target of our primary Peri™ offering. Many hospitals furloughed their non-essential staff or re-assigned their staff to intensive care units. We have experienced difficulties in our selling process, in engaging decision makers within hospital organizations. Travel limitations have also restricted access to our current and potential customers.

Elective surgeries are a significant component of hospital revenues. Without such revenue healthcare systems may incur significant losses from operations and reduced cash flows. We may experience an increase in non-renewals for subscription to our software products or adverse changes to the payment terms under existing contracts if hospitals do not have sufficient resources to spend on our offerings.

If the COVID-19 pandemic has an extended substantial impact on our employees and customers, our results of operations, our liquidity and access to financing may be negatively impacted.

The effects of the 2022 war in Ukraine on European nations is currently unknown.

Our main investors are physically located in Switzerland. The economic impact of the current war between Russia and Ukraine on various European nations, banking systems, interconnected investments and relationships is still unknown. The effects of the war may have negative impact on our current investors and our funding, which as noted below, is the primary way we currently finance our business operations.

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

Since inception, we have not yet achieved positive cash flows from operations, and our main source of operating funds since 2007 was the sale of notes under two convertible note facilities that we implemented and through issuance of subordinated promissory notes. See Item 7, “Management’s Discussion and Analysis “Liquidity and Capital Resources”. In December of 2020 and January of 2021 we exchanged all non-bank debt into Series A Convertible Preferred Stock (the “Series A Preferred Stock”) with the same investors. We expect to finance our operations through issuance of Series A Preferred Stock going forward. If financing through issuance of Series A Preferred Stock becomes unavailable, we will need to seek other sources of funding. The inability to raise additional funds when needed on terms acceptable to us may have a material adverse effect on our operations.

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

Our business is currently dependent on the success of a single product, our Peri® offering.

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

Our principal stockholders beneficially own or control a large percentage of our outstanding common stock. Certain of these principal stockholders hold Series A Preferred Stock, which may be exercised or converted into additional shares of our common stock under certain conditions. The holders of Series A Preferred Stock have designated a representative to act as their agent (the "Agent"). We have agreed that the representative shall be granted access to our facilities and personnel during normal business hours, shall have the right to attend all meetings of the Board of Directors and its committees, and shall receive all materials provided to the Board of Directors or any committee. In addition, so long as shares of the Series A Preferred Stock are outstanding, we have agreed that we will not take certain material corporate actions without approval of the Agent.

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

Mr. Avy Lugassy controls Grasford Investments Ltd. (“Grasford”) and other entities of which he is either a beneficial owner or exercises significant influence or control. As of the date of this report , Grasford holds 10,054,045 , or 35%, of the Company’s issued and outstanding common stock. In addition, Avy Lugassy holds or controls approximately 514,722 shares of Series A Preferred Stock, which are convertible at the election of the holder into additional 15,441,660 shares of common stock. Being a significant owner of our company, Mr. Lugassy may exercise significant influence on our operations through his ability to vote his shares.

In addition, as of the date of this report, Union Bancaire Privée (“UBP”) holds 7,167,832, or 25% of the Company’s issued and outstanding common stock and approximately 875,222 in Series A Preferred Stock convertible into additional 26,256,660 shares of common stock . Because UBP may convert its Series A Preferred Stock, if UBP so converts, it would acquire a significant percentage of our shares of common stock and, like Grasford, would be able to exercise significant influence on the Company’s operations as a result.

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

The conversion price on our outstanding Series A Preferred stock is 30 shares of common for one share of preferred, which equates to purchase price of one share of common stock for every $1.43 of investment into Series A Preferred Stock and on March 15, 2022 the closing price of our stock was $3.00 per share. As of the date of this report, we have 1,497,869 of Series A Preferred outstanding convertible into 44,936,070 shares of common stock, which would more than double our current number of shares of common stock outstanding. As we continue to issue more of the Series A Preferred Stock, the number of conversion shares will increase.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock with powers, rights and preferences designated by it, of which it designated 1,750,000 for Series A Preferred Stock. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to affect a takeover or otherwise gain control of the Company. The ability of the Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent officers and directors from office even if such change were to be favorable to stockholders generally.

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

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to penny stock rules. Many brokers will not deal with penny stocks, restricting the market for our shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. The Company’s corporate office in Raleigh North Carolina consists of approximately 7,000 square feet. The lease term for the premises commenced in July 2013 with an initial term that expired in March 2019. The Company has extended the lease through April 2024. As a result of the amendment the Company has received an incentive from the landlord valued at approximately $100,000.

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

Year Ended December 31, 2020:	High	Low
First Quarter	$5.50	$2.40
Second Quarter	$3.10	$1.30
Third Quarter	$4.15	$1.36
Fourth Quarter	$6.23	$1.51

Year Ended December 31, 2021:
First Quarter	$5.85	$2.01
Second Quarter	$4.95	$1.82
Third Quarter	$5.20	$1.01
Fourth Quarter	$3.98	$1.16

As of March 25, 2022 there were 158 holders of record of shares of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on shares of our common stock and do not intend to declare or pay dividends for the foreseeable future.

The holders of Series A Preferred Stock are entitled to dividend that yields 8% on the stated value invested. The dividend is payable in cash or in additional shares of Series A Preferred Stock, at the option of the Company.

Issuer Repurchases of Equity Securities

We do not have a stock repurchase program for our common stock and have not otherwise purchased any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes significant factors affecting the operating results, financial condition and liquidity of MobileSmith for the two-year period ended December 31, 2021. This discussion should be read in conjunction with the financial statements and notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and the more detailed discussion and analysis of our financial condition and results of operations in conjunction with the risks described in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Overview of Financing Activities and Sources of Cash

From November 14, 2007 and through November of 2020, we have financed our working capital deficiency primarily through the issuance of convertible promissory notes under two convertible note facilities and subordinated promissory notes to related parties. (Refer to “Debt” footnote for more information on the notes).

On December 23, 2020, the Company and all but one debt investor entered into a debt exchange transaction where the Company exchanged its convertible debt and promissory notes plus accrued but unpaid interest into Series A Preferred Stock.

On such date, a total of 1,158,141 shares of Series A Preferred Stock were issued in exchange for $49,684,127 of face value of debt that also included accrued interest. On January 28, 2021 the Company exchanged remaining face value of $2,900,000 of convertible debt for 70,014 shares of Series A Preferred Stock.

Starting in December of 2020, we have entered into Series A Preferred Stock purchase agreements for our Series A Preferred Stock and started financing our shortfall in operations by issuance of Series A Preferred Stock under the agreement.

In 2020, we issued 8,158 of Series A Preferred Stock in exchange for $350,000 in cash. In 2021, we issued 110,996 of Series A Preferred Stock in exchange for $4,761,700 in cash.

Each share of our Series A Preferred Stock is convertible at any time into 30 shares of our common stock (subject to adjustment as set forth in the Certificate of Designation), which equates to the same conversion rate that existed under our 2007 and 2014 Notes (as defined in “Debt” footnote). Each share of Series A Preferred Stock is entitled to an annual dividend equal to $3.43, which equates to an annual dividend rate of 8% which is the same as annual interest rate that existed under the 2007 and 2014 Notes. The dividend is payable in January and July of each year and may, at the Company’s discretion, be paid either in cash or in additional shares of Series A Preferred Stock based on the formula set forth in the Certificate of Designations.

A summary of the terms of the Series A Preferred Stock are as follows:

•	Each share of Series A Preferred Stock shall have a par value of $0.001 per share and a stated value equal to $42.90 (the “Stated Value”);
•	Each share of the Series A Preferred Stock then outstanding shall be entitled to receive an annual dividend equal to $3.43, subject to proration related to the timing of issuance. Such dividend is designed to have an effective yield of 8% on invested Stated Value;
•	Each dividend shall be paid either in shares of Series A Preferred Stock or in cash, at the option of the Company, on the respective dividend date;
•	The holders of Series A Preferred Stock shall have no voting rights with respect to any matters to be voted on by the stockholders of the Company;
•	The holders of Series A Preferred Stock shall have certain Board observation and inspection rights administered through a designated Agent;
•	Each share of Series A Preferred Stock shall be convertible, at any time and from time to time, at the option of the Holder into 30 shares of common stock, which results in conversion ratio of $1.43 of stated value of Series A Preferred Stock into one share of common stock (the “Series A Preferred Conversion Price”);
•	The shares are subject to automatic conversion immediately prior to the occurrence of a Fundamental Transaction, as defined in a Certificate of Designation. A Fundamental Transaction includes, but is not limited to, a sale, merger or similar change in ownership.

Comerica LSA

We have an outstanding Loan and Security Agreement (the “LSA”) with Comerica Bank pursuant to which $5,000,000 is outstanding with an original maturity date of June 9, 2016. On June 9, 2020, the Company and Comerica Bank entered into Third Amendment to the LSA, which extended the maturity of the LSA to June 9, 2022.

The LSA is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) with a renewed term expiring on May 31, 2022, which term is automatically renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date. The provision of any such notice by UBS will constitute an event of default under the LSA, at which time all amounts outstanding under the LSA will become due and payable. As of the date of this Form 10-K, no such notice has been provided to us and we have not we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

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

Comparison of Operating Results for Fiscal Years Ended December 31, 2021 and 2020

General Overview.

Due to COVID-19 pandemic 2020 was a year of significant uncertainty for the entire healthcare industry; activities were put on hold as the society was going through the acute phase. By the end of 2020 and the beginning of 2021, we regrouped and focused on building our team.

Results of Operations

	Year ended December 31, 2021	Year ended December 31, 2020	Increase (Decrease) $	Increase Decrease %
Revenue	$1,572,884	$2,197,079	$(624,195)	-28%
Cost of Revenue	751,684	833,945	(82,261)	-10%
Gross Profit	821,200	1,363,134	(541,934)	-40%

Selling and Marketing	2,134,265	1,328,246	806,019	61%
Research and Development	3,531,935	2,820,222	711,713	25%
General and Administrative	2,972,422	3,325,366	(352,944)	-11%

Interest Expense	290,597	6,040,630	(5,750,033)	-95%
Loss on Debt Extinguishment	7,114,422	59,353,584	(52,239,162)	-88%
Gain on Debt Extinguishment - PPP Loan Forgiveness	$1,084,100	$-	$1,084,100	-

Revenue decreased by $624,195, or 28%. The decrease is associated with loss of customers due to non-renewals of contracts and re-negotiated fees.

Cost of Revenue decreased by $82,261, or 10%. This decrease is mostly attributable to decrease in outsourced and internal development costs associated with delivery of custom development services.

Gross Profit decreased by $541,934, or 40%. Contract non-renewals resulted in loss of customers who predominantly had purchased subscription services that carry higher margins than services revenue or contracts with integrations with service partners.

Selling and Marketing expense increased by $806,019, or 61%. Personnel expense, which includes both employees and contractors, increased by approximately $500,000. Marketing campaigns and various outreach software tools increased by approximately $137,000 as sales and marketing activities accelerated. Recruiting decreased by $45,000. Stock based compensation increased by $222,000 as new stock options were issued to new members of the sales team.

Research and Development expense increased by $711,713, or 25%. Personnel expense, which includes both employees and contractors, increased by $382,000 as we expanded our product team, intensified product development and kept up with inflationary pressures on compensation. Recruiting costs decreased by $24,000. IT and software costs increased by $17,000. Stock based compensation increased by approximately $314,000, as we added new members to our product team.

General and Administrative expense decreased by $352,944, or 11%. Stock based compensation decreased by $411,000, as we reissued certain incentive stock options that had previously expired. Travel expense and software and IT related costs increased by approximately $32,000 and $47,000, respectively. Personnel costs , which includes the Board of Directors and consultants, increased by approximately $28,000. Legal expenses decreased by $21,000. Depreciation expense decreased by $30,000.

Interest Expense decreased by $5,750,033 or 95% as we exchanged all but debt bank into equity. Loss of $59,353,584 in 2020 resulted from two debt exchange transactions, which took place in May and December of 2020. In August of 2021, dividends and interest payable were settled with the issuance of Series A Preferred Stock, totaling $7,114,422. For more information about the transactions refer to "Debt" and "Stockholders' Deficit" footnotes of the financial statements included in this Form 10K.

Gain on Debt Extinguishments of $1,084,100 resulted from the forgiveness of two PPP loans received. PPP Loan #1 was received in April of 2020 and forgiven in February 2021. PPP Loan #2 was received in February 2021 and forgiven in August of 2021.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and historically our main source of funds for our operations had been the sale of our convertible promissory notes issued under our convertible note facilities and subordinated promissory notes to related parties. Subsequent to the exchange of debt for Series A Preferred Stock that was completed on January 28, 2021, our source of funding is expected to be issuance of Series A Preferred Stock. We need to continue to rely on outside funding until we are able to generate sufficient cash from revenues to fund our operations. We believe that anticipated cash flows from operations, and additional issuances of Series A Preferred Stock, together with cash on hand, will provide sufficient funds to finance our operations at least for the next 12 months from the date of this report. Changes in our operating plans, lower than anticipated sales, increased expenses, or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will be available to us on acceptable terms, if at all. Additional equity and convertible debt financing could be dilutive to the holders of shares of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

During 2021 we issued 110,996 shares of our Series A Preferred Stock in exchange for $4,761,700 in cash financing and we received $542,000 from proceeds from a second PPP loan.

Nonetheless, there are factors that can impact our ability to continue to fund our operating the next twelve months. These include:

•	Our ability to expand revenue volume during and post the COVID-19 pandemic, when healthcare systems have been concentrating their efforts on emergency services and recovery from pandemic and they may postpone other initiatives;

•	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

•	Our continued need to reduce our cost structure while simultaneously expanding the breadth of our business, enhancing our technical capabilities, and pursing new business opportunities;

•	Our ability to raise capital amidst global economic downturn in the wake of COVID-19 pandemic and increased geopolitical risks in Europe related to the conflict between Russia and Ukraine, since our main investors are located in Europe.

In addition, if UBS were to elect not to renew the irrevocable letter of credit beyond May 31, 2022, the currently scheduled expiration date, then such non-renewal will result in an event of default under the LSA, at which time all amounts outstanding under the LSA of approximately $5 million will become due and payable. Currently, the letter of credit is automatically extended for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date. As of the filing date of this report on Form 10-K, no such notice has been provided to us nor have we been provided with any indication that we are to receive notice of non-renewal of the letter of credit.

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

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock based compensation and fair value measurements of certain debt and equity transactions. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

The Company’s contracts include the following performance obligations:

•	Access to the content available on the App Blueprint Catalog, including hosting of the deployed apps;
•	App Build and Managed Services;
•	Custom development work.

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

Incremental Costs of Obtaining a Contract

The Company’s incremental costs of obtaining a contract include sales commissions and are recognized as other assets on the balance sheet for the contracts with a term exceeding 12 months. These costs are amortized through the term of the contract and are recorded as sales and marketing expense. As of December 31, 2021 the Company’s other assets include approximately $3,000 of such costs.

Contract Liabilities

A new contract liability is created every time the Company records receivables due from its customers and has not satisfied the requirements to recognize revenue. Contract liability represents Company’s obligation to transfer services for which the Company has already invoiced. All of the contract liabilities will be recognized in revenue over a period of 12 to 36 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders MobileSmith, Inc.

Raleigh, North Carolina

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MobileSmith, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value Measurement of Certain Debt and Equity Transactions

As disclosed in Notes 3 and 6 to the financial statements, the Company has entered into convertible note agreements with individuals including related parties as well. The Company also had a deemed dividend associated with the exchange of debt to Preferred Series A shares. The accounting for the transactions were complex, as it required assessment as to whether features, other than the conversion feature, required bifurcation and separate valuation. Additionally, the transactions were complex as they required valuation of the conversion feature in the debt instrument, which involved estimation of the fair value of the debt instrument absent of any conversion feature, and evaluation of the appropriate classification of the conversion feature in the financial statements.

Our audit procedures included the following:

•	We obtained an understanding of the internal controls and processes in place over management’s valuation assessments.
•	We obtained and read the underlying convertible note agreements.
•	We evaluated the Company’s selection of the valuation methodology and significant assumptions used by the Company, and evaluated the completeness and accuracy of the underlying data supporting the significant assumptions. Specifically, when assessing the key assumptions, we evaluated the appropriateness of the Company’s estimates of its credit risk, volatility, dividend yield, and the market risk free rate for stock compensation.
•	We evaluated the Company’s selection of the valuation methodology and significant assumptions used by the Company, and evaluated the completeness and accuracy of the underlying data supporting the significant assumptions over debt and equity transactions.
•	We tested a sample of convertible debt and equity transactions to ensure they are properly recorded in accordance with US GAAP.
•	We verified proper approval of equity transactions.
•	We tested management’s application of the relevant accounting guidance.

Revenue from Contracts with Customers

The Company had approximately $1,573,000 in revenue for the year ended December 31, 2021. As disclosed in Note 2 to the financial statements, the Company derives revenue primarily from contracts with custom work for specific deliverables and multiple performance obligations.

Due to the nature of the Company’s contracts including multiple performance obligations, management exercises significant judgment in the following areas in determining appropriate revenue recognition:

•	Identification of the contract with the customer
•	Determination of which products and services are considered distinct performance obligations that should be accounted for separately or combined
•	Determination of stand-alone selling prices for each performance obligation
•	Estimation of contract transaction price and allocation of the transaction price to the performance obligations
•	The pattern of delivery for each distinct performance obligation

As a result, a high degree of auditor judgement was required in performing audit procedures to evaluate the reasonableness of management’s judgments. Changes in these judgments can have a material effect on the amount of revenue recognized on these contracts. Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. Our audit procedures included the following for each revenue stream where procedures were performed:

•	Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition processes.
•	Analyzed the significant assumptions and estimates made by management as discussed above.
•	Assessed the recorded revenue by selecting a sample of transactions, analyzing the related contract, testing management’s identification of distinct performance obligations, and comparing the amounts recognized for consistency with underlying documentation.

 /s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2009.

Raleigh, North Carolina

March 25, 2022

MOBILESMITH, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and Cash Equivalents	$372,581	$161,744
Restricted Cash and Cash Equivalents	202,761	189,179
Accounts Receivable, Net of Allowance for Doubtful Accounts of $0 and $30,000 respectively	80,875	113,906
Prepaid Expenses and Other Current Assets	50,304	43,286
Total Current Assets	706,521	508,115

Operating Lease Right-of-Use Asset	342,383	512,124
Total Assets	$1,048,904	$1,020,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$83,942	$155,850
Interest Payable	17,646	271,868
Other Liabilities And Accrued Expenses	156,986	237,750
Operating Lease Liability Current	149,525	161,936
Contract With Customer Liability	464,162	649,789
First PPP Loan, Current	-	423,067
Bank Loan	5,000,000	-
Total Current Liabilities	5,872,261	1,900,260

First PPP Loan, Long-Term	-	119,033
Operating Lease Liability	282,534	432,058
Convertible Notes Payable, Net of Discount	-	972,108
Bank Loan	-	5,000,000
Total Liabilities	6,154,795	8,423,459

Commitments and Contingencies (Note 3)
Stockholders’ Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, Including 1,750,000 Authorized and Designated for Series A Convertible Preferred Shares: 1,403,276 Issued and Outstanding as of December 31, 2021 and 1,166,297 Issued and Outstanding as of December 31, 2020.	127,162,277	103,649,344
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized at December 31, 2021 and December 31, 2020; 28,389,493 Shares Issued and Outstanding at December 31, 2021 and 28,389,493 Shares Issued and Outstanding at December 31, 2020.	28,390	28,390
Additional Paid-in Capital - Common Shares	123,015,819	130,103,361
Accumulated Deficit	(255,312,377)	(241,184,315)
Total Stockholders’ Deficit	(5,105,891)	(7,403,220)
Total Liabilities and Stockholders’ Deficit	$1,048,904	$1,020,239

The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.

 STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
REVENUES:
Subscription and Support	$1,572,884	$1,928,899
Services and Other	-	268,180
Total Revenue	1,572,884	2,197,079

COST OF REVENUE:
Subscription and Support	742,684	737,783
Services and Other	9,000	96,162
Total Cost of Revenues	751,684	833,945

GROSS PROFIT	821,200	1,363,134

OPERATING EXPENSES:
Selling and Marketing	2,134,265	1,328,246
Research and Development	3,531,935	2,820,222
General and Administrative	2,972,422	3,325,366
Total Operating Expenses	8,638,622	7,473,834
LOSS FROM OPERATIONS	(7,817,422)	(6,110,700)

OTHER INCOME (EXPENSE):
Other Income	904	95,074
Interest Expense, Net	(290,597)	(6,040,630)
Gain on Debt Extinguishment - PPP Loan Forgiveness	1,084,100	-
Losses on Debt Extinguishments	(7,114,422)	(59,353,584)
Other gains (losses)	9,375	-
Total Other Expense	(6,310,640)	(65,299,140)

NET LOSS	$(14,128,062)	$(71,409,840)

Plus: Dividend on Series A Convertible Preferred Stock	(10,315,099)	-
Plus: Deemed Dividend on Series A Convertible Preferred Stock	(10,031,415)	(37,438,180)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(34,474,576)	$(108,848,020)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(1.21)	$(3.83)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE: Basic And Fully Diluted	28,389,493	28,389,493

 The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.

 STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,128,062)	$(71,409,840)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	-	34,838
Bad Debt Expense	-	30,000
Amortization of Debt Discount	78,119	3,184,641
Amortization of Debt Premium	-	(1,218,824)
Share Based Compensation	3,227,557	3,109,763
Gain of Debt Extinguishment (PPP Loan Forgiveness)	(1,084,100)	-
Losses on Debt Extinguishments	7,114,422	59,353,584
Changes in Assets and Liabilities:
Accounts Receivable	33,031	(34,719)
Prepaid Expenses and Other Assets	(7,018)	32,203
Accounts Payable	(71,908)	(86,399)
Contract Liability	(185,627)	(429,582)
Operating Lease Right-of-use Asset	169,741	162,214
Operating Lease Liability	(161,935)	(149,525)
Accrued and Other Expenses	(63,501)	111,880
Net Cash Used in Operating Activities	(5,079,281)	(7,309,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Subordinated Promissory Notes, Related Party	-	1,910,000
Proceeds From Issuance of Convertible Notes Payable, Related Party	-	1,650,000
Proceeds From Issuance of Convertible Notes Payable	-	2,900,000
Repayments of Financing Lease Obligations	-	(6,378)
Proceeds From First PPP Loan	-	542,100
Proceeds From Second PPP Loan	542,000	-
Proceeds From Issuance of Shares of Series A Preferred Stock	4,761,700	350,000
Net Cash Provided by Financing Activities	5,303,700	7,345,722

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	224,419	35,956
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	350,923	314,967
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$575,342	$350,923

Composition of Cash, Cash Equivalents and Restricted Cash Balance:
Cash and Cash Equivalents	$372,581	$161,744
Restricted Cash	202,761	189,179
Total Cash, Cash Equivalents and Restricted Cash	$575,342	$350,923

Supplemental Disclosures of Cash Flow Information:
Operating Lease Payments	$205,243	$191,805
Cash Paid During the Period for Interest	$146,514	$3,919,183

Non-Cash Investing and Financing Activities:		-
Recorded Debt Discount Associated with Beneficial Conversion Feature	$-	$8,404,858
Recorded Discount Associated with Beneficial Conversion Feature on Issuance of Series A Convertible Preferred Shares	$10,031,415	$37,438,180
Issued Series A Preferred Shares Fair Valued At $7,660,970 in Exchange for Carrying Value of Debt (Including Accrued Interest, Premiums And Discounts) of $1,153,833	$6,507,137	$103,299,344
Issued 52,057 Shares of Series A Preferred Shares Fair Valued at $4,815,280 as Dividend Paid in Kind	$10,315,099	$-
Issued 3,912 Shares of Series A Preferred Shares Fair Valued at $361,866 to Settle Accrued And Unpaid Interest	$361,866	$-
Conversion of Notes Payable into Common Shares	$-	$156,980

The accompanying notes are an integral part of these financial statements.

MOBILESMITH, INC.

 STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series A Convertible Preferred Stock, Shares	Series A Convertible Preferred Stock, $0.001 Par Value	Additional Paid-In Capital, Series A Convertible Preferred Stock	Common Stock, Shares	Common Stock, $0.001 Par Value	Additional Paid-In Capital, Common Stock	Accumulated Deficit	Totals
BALANCES, DECEMBER 31, 2019	-	$-	$-	28,271,598	$28,272	$118,431,878	$(169,774,475)	$(51,314,325)

Equity-Based Compensation	-					3,109,763		3,109,763
Conversion of Notes Payable to Common Stock	-			117,895	118	156,862		156,980
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Convertible Debt	-					8,404,858		8,404,858
Exchange of Debt for Series A Convertible Preferred Shares on December 23, 2020	1,158,141	1,158	103,298,186					103,299,344
Issuance of Series A Convertible Preferred for Cash	8,156	8	349,992					350,000
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Shares of $37,438,180	-		37,438,180					-
Deemed Dividend to the Holders of Series A Preferred Shares Resulting From Amortization of Discount Associated with the Beneficial Conversion Feature			(37,438,180)
Net Loss	-						(71,409,840)	(71,409,840)
	-
BALANCES, DECEMBER 31, 2020	1,166,297	$1,166	$103,648,178	28,389,493	$28,390	$130,103,361	$(241,184,315)	$(7,403,220)

Equity-Based Compensation						3,227,557		3,227,557
Exchange of Debt for Series A Convertible Preferred Shares	70,014	70	7,660,900					7,660,970
Issuance of Series A Convertible Preferred Shares for Cash	110,996	110	4,761,590					4,761,700
Issuance of Series A Convertible Preferred Shares to Settle Accrued and Unpaid Interest	3,912	4	775,160					775,164
Issuance of Dividend on Series A Convertible Preferred Shares	52,057	52	10,315,047			(10,315,099)		-
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Shares	-	-	10,031,415					10,031,415
Deemed Dividend to the Holders of Series A Preferred Shares Resulting From Amortization of Discount Associated with the Beneficial Conversion Feature	-	-	(10,031,415)					(10,031,415)
Net Loss	-	-					(14,128,062)	(14,128,062)
BALANCES, DECEMBER 31, 2021	1,403,276	$1,402	$127,160,875	28,389,493	$28,390	$123,015,819	$(255,312,377)	$(5,105,891)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

1. SUMMARY OF BUSINESS AND DESCRIPTION OF GOING CONCERN

Description of Business and Going Concern

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013. The same year the Company focused exclusively on development of do-it-yourself customer facing platform that enabled organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code. During 2017 the Company concluded that it had its highest rate of success with clients within the Healthcare industry and concentrated its development and sales and marketing efforts in that industry. During 2018 we further refined our Healthcare offering and redefined our product - a suite of e-health mobile solutions that consist of a catalog of ready to deploy mobile app solutions (App Blueprints) and support services. In 2019 and 2020 we consolidated our current solutions under a single offering branded Peri™. Peri™ is a cloud-based collection of applications that run of our architected healthcare technology ecosystem. The architecture is designed to:

•	improve experience of healthcare patients and consumers, who are often at the same time members of various medical insurance networks
•	increase adoption, utilization and intelligence of EMRs (electronic medical records), extend EMR’s usability to patients and consumers of healthcare.

During 2021 we advanced our flagship PeriOp offering to be market ready. PeriOp is an EMR integrated mobile app based set of pre and postoperative instructions (which we refer to as Clinical Pathways), that establishes a direct two-way clinical procedure management process between a patient and a healthcare provider and by doing so improves patient engagement and procedural adherence. PeriOp digitizes and streamlines for both patients and providers “the last mile of healthcare delivery” between scheduled procedure and day of surgery with emphasis on patient’s readiness. PeriOp digitizes and streamlines “the first mile” of post-surgery recovery journey with a focus on maintaining positive surgical outcomes and avoidance of readmissions.

PeriOp has not yet generated significant revenue. Most of our revenue is generated from App Blueprint solutions and related supporting services, where applicable

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2021 and 2020, the Company incurred net losses, as well as negative cash flows from operations, and at December 31, 2021 and 2020, had deficiencies in working capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows. Since November 2007, the Company has been funding its operations, in part, from the proceeds of the issuance of notes under a convertible secured subordinated note purchase agreement facility which was established in 2007 (the “2007 NPA”), an unsecured convertible subordinated note purchase agreement facility established in 2014 (the “2014 NPA”) and subordinated promissory notes to related parties. In December 2020 and January 2021 the Company exchanged all of its non-bank debt for Series A Convertible Preferred Stock (“Series A Preferred Stock”) and terminated both 2007 and 2014 NPAs.

The Company is authorized to issue up to 1,750,000 in Series A Preferred Stock at a price of $42.90 per share. The Company management expects that Series A Preferred Stock will remain it main source of funding in foreseeable future.

Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for nearly all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. Restricted cash balances represent cash held with Comerica  Bank restricted for the repayment of interest on the Loan and Security Agreement with Comerica Bank dated June 9, 2014 (the "LSA").

Revenue Recognition: General Overview and Performance Obligations to Customers

The Company derives revenue primarily from contracts for subscription to the suite of e-health mobile solutions and, to a much lesser degree, ancillary services provided in connection with subscription services.

The Company’s contracts include the following performance obligations:

•	Access to the content available on the App Blueprint Catalog, including hosting of the deployed apps;
•	App Build and Managed Services; and
•	Custom development work.

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

Contract Liabilities

A new contract liability is created every time the Company records receivables due from its customers. The contract liability represents the Company’s obligation to transfer services for which the Company has already invoiced. Most of the contract liabilities will be recognized in revenue over a period of 12 months.

Customer Credit Risk

Most of the Company’s receivables (billings) are collected within 30-45 days. The majority of the Company’s customers are healthcare organizations, which historically have had low credit risk.

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

Advertising Costs

Advertising costs consist primarily of industry related trade shows and marketing campaigns. Advertising costs are expensed as incurred, or the first time the advertising takes place, applied consistently based on the nature of the advertising activity. The amounts related to advertising during the years ended December 31, 2021 and 2020 were $267,884 and $248,261, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Shares of common stock issuable upon conversion of Convertible Subordinated Promissory Notes (the “Notes”), conversion of Series A Preferred Stock and exercise of share-based awards are excluded from the calculation of the weighted average number, because the effect of the conversion and exercise would be anti-dilutive.

Recently Issued Accounting Pronouncements

The Company evaluates new significant accounting pronouncements at each reporting period. For the year ended December 31, 2021, the Company did not identify any new pronouncement that had or is expected to have a material effect on Company’s presentation of its financial statements.

3. DEBT

The table below summarizes the Company’s debt at December 31, 2021 and December 31, 2020:

Debt Description	December 31,	December 31,
	2021	2020	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2022	3.85%
First PPP Loan	-	542,100	April 2022	1.00%
Convertible notes, net of discount of $1,927,892	-	972,108	November 2022	8.00%
Total debt	5,000,000	6,514,208

Less: current portion of long term debt	5,000,000	423,067
Debt - long term	$-	$6,091,141

Bank Loan

The Company has an outstanding LSA in the amount of $5,000,000, with an extended maturity date of June 9, 2022. The LSA is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with a renewed term expiring on May 31, 2022, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.

The LSA with Comerica has the following additional terms:

•	a variable interest rate at prime plus 0.6% payable monthly;
•	secured by substantially all of the assets of the Company, including the Company’s intellectual property;
•	acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including but not limited to, failure by the Company to perform its obligations, observe the covenants made by it under the LSA, failure to renew the UBS AG SBLC, and insolvency of the Company.

The Company is in compliance with its LSA covenants as of December 31, 2021.

Paycheck Protection Program Loans

On April 29, 2020 the Company borrowed $542,100 through issuance of a promissory note in accordance with the Paycheck Protection Program (“PPP”) established by Section 1102 of the CARES Act and implemented and administered by the Small Business Administration (the “PPP loan”). The PPP loan was scheduled to mature on April 29, 2022. The Company used the proceeds from the PPP loan for qualifying expenses, applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act. Such forgiveness was granted to the Company on February 18, 2021.

On February 26, 2021 the Company entered into second PPP loan by borrowing additional $542,000. The Company used the proceeds from the second PPP loan for qualifying expenses, applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act. Such forgiveness was granted to the Company on August 4, 2021.

Convertible Notes under 2007 and 2014 NPAs Overview

Since November 14, 2007 and through December 10, 2014, the Company financed its working capital deficiency primarily through the issuance of its notes of up to $33,300,000 in principal (the “2007 NPA Notes”) under the Convertible Secured Subordinated Note Purchase Agreement, dated November 14, 2007, as amended (the “2007 NPA”). On December 11, 2014 the Company entered into 2014 NPA for the sum of notes up to $40,000,000 in principal (“2014 NPA Notes”). At the request of the note holder any amounts borrowed under the 2007 NPA and the 2014 NPA allow the principal amount to be converted to common shares at a conversion price of $1.43 per share.

Maturity of 2014 and 2007 NPA Notes had been extended several times. The most recent such extension moved maturity date to November 14, 2022. Notes under both 2014 and 2007 NPAs were issued with identical terms. Such main terms are as follows: (a) allow for optional conversion into common stock upon request of a noteholder at a price of $1.43 (b) pay 8 %nterest twice per year in January and July (c) subordinated to the Bank Loan.

Majority of 2007 and 2014 NPA notes were related party notes and all of the 2007 and 2014 NPA notes were exchanged for Series A Preferred Stock during December 2020 Debt Exchange and January 2021 Debt Exchange, as further described below.

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

December 2020 Debt Exchange

On December 23, 2020, the Company and all but one debt investor entered into a debt exchange transaction where the Company exchanged its convertible and non-convertible debt plus accrued but unpaid interest into Series A Preferred Stock. The December 2020 Debt Exchange transaction was accounted for as debt extinguishment and the newly issued shares of Series A Preferred Stock were recorded at fair value in accordance with ASC 470 “Debt”. The total of 1,158,141 shares Series A Preferred Stock were issued in December 2020 Debt Exchange fair valued at $103,299,344. The combined face value of debt exchanged was $47,989,660 in addition to accrued but unpaid interest of $1,694,467 for a total of $49,684,127. The carrying value of the debt exchanged was $48,810,508 due to inclusion of unamortized debt discounts and debt premiums in the amounts of $4,519,542 and $3,645,924, respectively. The difference between the carrying amount of extinguished debt and fair value of the shares of Series A Preferred Stock issued resulted in loss recorded on the statement of operations of $54,488,834 for the year ended December 31, 2020.

January 2021 Debt Exchange

On January 28, 2021 the Company exchanged its remaining 2014 NPA Notes for our Series A Preferred Stock. The carrying value of 2014 NPA Notes of $1,075,713 consisting of face value of $2,900,000 net of unamortized discount of $1,849,773 plus accrued interest of $103,605 was exchanged for 70,014 shares of Series A Preferred Stock (the “January 2021 Debt Exchange”). The January 2021 Debt Exchange was accounted for as debt extinguishment and the newly issued shares of Series A Preferred Stock were recorded at fair value in accordance with ASC 470 “Debt”. The issued shares were fair valued at $7,660,970. The difference between the carrying amount of extinguished debt and fair value of the Series A Preferred Stock issued resulted in loss recorded on the statement of operations of $6,507,137.

As a result of the December 2020 and January 2021 Debt Exchanges, the original 2007 and 2014 NPAs and related notes with participating investors were cancelled.

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

5. STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2021, the Company had 28,389,493 shares of common stock outstanding. Holders of the Company’s shares of common stock are entitled to one vote for each share held.

Preferred Shares

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

On December 10, 2020 the Board of Directors authorized to designate 1,750,000 of 5,000,000 as Series A Preferred Stock with the following terms:

•	Each share of Series A Preferred Stock shall have a par value of $0.001 per share and a stated value equal to $42.90 (the “Stated Value”);
•	Each share of the Series A Preferred Stock then outstanding shall be entitled to receive an annual dividend equal to $3.43, subject to proration related to the timing of issuance. Such dividend is designed to have an effective yield of 8% on invested Stated Value;
•	Each dividend shall be paid either in shares of Series A Preferred Stock or in cash, at the option of the Company, on the respective dividend date;
•	The holders of Series A Preferred Stock shall have no voting rights with respect to any matters to be voted on by the stockholders of the Company;
•	The holders of Series A Preferred Stock shall have certain Board observation and inspection rights administered through a designated Agent;
•	Each share of Series A Preferred Stock shall be convertible, at any time and from time to time, at the option of the Holder into 30 shares of common stock, which results in conversion ratio of $1.43 of stated value of Series A Preferred Stock into one share of common stock (the “Series A Preferred Conversion Price”);
•	The shares are subject to automatic conversion immediately prior to the occurrence of a Fundamental Transaction, as defined in a Certificate of Designation. A Fundamental Transaction includes, but is not limited to, a sale, merger or similar change in ownership.

December 2020 Debt Exchange transaction

On December 23, 2020 the Company issued 1,158,141 of Series A Preferred Stock in the December 2020 Debt Exchange transaction (refer to “Debt” footnote for more detail on the transaction). The December 2020 Debt Exchange resulted in a debt extinguishment treatment and the Series A Preferred Stock was recorded at its fair value of $103,299,344. On the date of the December 2020 Debt Exchange the market value of the common stock was above the Series A Preferred Stock conversion price of $1.43, which resulted in the conversion feature that was beneficial to the holder on the date of the exchange. The resulting beneficial conversion feature was recorded as a discount and amortized in its entirety as a deemed dividend on the date of the December 2020 Debt Exchange and charged to loss attributable to common shareholders on the Company’s Statement of Operations in the amount of $37,176,330.

January 2021 Debt Exchange transaction

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

Series A Preferred Stock issued in exchange for cash financing

During the period ended December 31, 2020 the Company issued 8,156 shares of Series A Preferred Stock in exchange of $350,000 in cash funding. The shares were issued with a beneficial conversion feature discount and resulted in a deemed dividend with charge to loss attributable to common shareholders of $261,850.

In addition, during the twelve month period ended December 31, 2021 the Company issued 110,996 shares of Series A Preferred Stock in exchange for $4,761,700 in cash funding. The shares were issued with beneficial conversion feature discount and resulted in a deemed dividend with charge to loss attributable to common shareholders of $3,887,573.

Series A Preferred Stock issued for paid in kind dividend and settlement of accrued and unpaid interest

On August 31, 2021 the Company issued a total of 55,969 shares of Series A Preferred Stock as payment in kind for dividends declared by the board of directors and to settle accrued and unpaid interest in the amount of $167,000. Of the 55,969 shares issued, 3,912 shares were issued to settle the interest and 52,057 shares were issued as paid in kind dividends. The issuance of the Series A Preferred Stock was recorded at fair value determined on August 31, 2021:

•	The value of the 52,057 shares of Series A Preferred Stock dividend was recorded at $10,315,099. In absence of retained earnings, the dividend resulted in a charge to additional paid in capital for Common Stock. In addition, on August 31, 2021 the market value of the common stock was above the Series A Preferred Stock conversion price of 1.43, which resulted in the conversion feature that was beneficial to the holder. The resulting beneficial conversion feature was recorded as a discount and amortized in its entirety as a deemed dividend and charged to loss attributable to common shareholders on the Company’s Statement of Operations in the amount of $2,451,888;

•	In a similar manner, the value of the shares of Series A Preferred Stock issued to settle the interest was determined at $775,164. The transaction has also resulted in a conversion feature beneficial to the holder, which resulted in a deemed dividend charge of $184,616.

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

A summary of the status of the stock option issuances as of December 31, 2021 and 2020, and changes during the periods ended on these dates is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2019	12,345,796	$1.73	8.3	$13,823,410
Cancelled	(3,102,496)	1.73
Issued	1,440,000	2.64
Outstanding, December 31, 2020	10,683,300	1.85	7.6	17,060,533
Cancelled	(2,439,000)	1.82
Issued	2,639,000	2.70
Outstanding, December 31, 2021	10,883,300	2.06	7.6	9,553,832
Vested and exercisable, December 31, 2021	5,729,750	$1.89	7.0	$6,013,566

Weighted-average grant-date fair values of options issued during 2021 and 2020 were $1.70 and $2.27, respectively.

At December 31, 2021, $8,540,483 of expense remains to be recorded related to all options outstanding over next five years.

Exercise prices for options outstanding as of December 31, 2021 ranged between $1.63 and $3.97.

The Company measures share-based compensation cost at the grant date based on the fair value of the award. The Company recognizes compensation cost on a straight-line basis over the requisite service period. The requisite service period is generally between three and five years. The Company accounts for forfeitures as they occur.

The Company uses the simplified method allowed by SAB 107 for estimating expected term of the options in calculating the fair value of the awards that have a term of more than 7 years because the Company does not have reliable historical data on exercise of its options. The simplified method was used for options granted in 2021 and 2020.

The fair value of option grants under the Company’s equity compensation plan during the years ended December 31, 2021 and 2020 was estimated using Black-Scholes pricing model using the following weighted-average assumptions :

	2021	2020

Dividend yield	0.00%	0.00%
Expected volatility	72%	115%
Risk-free interest rate	1.0%	.4%
Expected lives (years)	6.0	6.5

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

The May 2020 Note Exchange, December 2020 Debt Exchange resulted in transactions which required the Company to recognize debt extinguishments in both instances and to record newly issued financing instruments at fair value at the dates of the transactions on a non-recurring basis. Fair value measurements in both transactions were categorized as Level 3 fair value measurements due to use of various unobservable inputs to the pricing models. A single most significant factor included in pricing models was the Level 1 input of observable market value of MobileSmith common stock on the date of the transactions, as quoted on the OTCQB. Despite the thinly traded nature of the Company stock, the quoted market value could not be ignored in determination of fair value in the transactions.

Fair value measurements in the May 2020 Note Exchange transaction (refer to "Debt" footnote for the description of the transaction)

The Company used a binomial model to determine the fair value of the newly issued instrument.

The significant unobservable inputs and information used to develop those inputs include the following:

•

the volatility of stock price was determined to be 86% and was based on the volatility of the Company’s stock price as quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) for the period of 2.5 years, which approximated the period remaining until maturity of the convertible instrument at the time of the transaction;

•	the risk free rate of .24%;

•	the credit spread over the risk free rate of approximately 8%;

•	the nodes of the binomial model were extended for two and a half years, which approximates the time period until maturity of the convertible instrument; and

•	the conversion ratio of $1.43 per share of common stock

Fair value measurements in December 2020 Debt Exchange transaction (refer to “Stockholder’s deficit” footnote for the description of the transaction)

The Company used income (discounted cash flow) approach to arrive at the fair value of the Series A Preferred Stock on December 23, 2020 - the date of the exchange. Using this approach the value of Series A Preferred Stock holding is equal to the present value of the cash flow streams that can be expected to be generated by the holder in a combination of dividends and conversion of preferred shares into common and subsequent sale of the common shares. The Company used Monte Carlo model to simulate future movement of our common stock and discounted the results back to December 23, 2020 transaction date. The model used the following notable inputs:

•	the market price of the Company common stock on December 23, 2020 of $2.50 as a starting point of simulation

•	the risk free rate and discount rate of 1.23%;

•	volatility of 80%;

•	term of simulation extended to 15 years;

•	the model also considered the probability of a Fundamental Transaction (as defined in Series A Convertible Preferred Stock certificate of designation) and probabilities of payment of dividend in cash or in additional preferred shares.

Fair value measurements in January 2021 Debt Exchange transaction (refer to “Stockholder’s deficit” footnote for the description of the transaction)

The Company used the income (discounted cash flow) approach to arrive at the fair value of the Series A Preferred Stock on January 28, 2021 - the date of the exchange. Using this approach the value of Series A Preferred Stock is equal to the present value of the cash flow streams that can be expected to be generated by the holder in a combination of dividends and conversion of preferred shares into common and subsequent sale of the common shares. The Company used the Monte Carlo model to simulate future movement of our common stock and discounted the results back to January 28, 2021 transaction date. The model used the following notable inputs:

•	the market price of the Company common stock on January 28, 2021 of $3.10 as a starting point of simulation

•	the risk free rate and discount rate of 1.35%;

•	volatility of 80%;

•	term of simulation extended to 15 years;

•	the model also considered the probability of a Fundamental Transaction (as defined in Series A Preferred Stock certificate of designation), probabilities of payment of dividend in cash or in additional preferred shares and discount for the lack of marketability.

Fair value measurements in August 2021 Issuance of Series A Preferred Stock for paid in kind dividend and settlement of accrued and unpaid interest transaction (refer to “Stockholder’s deficit” footnote for the description of the transaction)

Issuance of Series A Preferred Stock for paid in kind dividend and settlement of accrued and unpaid interest on August 31, 2021 required the Company to record newly issued financing instrument at fair value at the date of the transaction on a non-recurring basis. Fair value measurement was categorized as Level 3 fair value measurement due to use of various unobservable inputs to the pricing model. A single most significant factor included in pricing models was the Level 1 input of observable market value of MobileSmith common stock on the date of the transaction, as quoted on the OTCQB. Despite the thinly traded nature of the Company stock, the quoted market value could not be ignored in determination of fair value in the transaction.

The Company used the income (discounted cash flow) approach to arrive at the fair value of the Series A Stock on August 31, 2021. Using this approach, the value of Series A Preferred Stock is equal to the present value of the cash flow streams that can be expected to be generated by the Company in the future. The Company used the Geometric Browinian Motion/Monte Carlo model to simulate future movement of equity securities and discounted the results back to the August 31, 2021 transaction date. The model used the following notable inputs:

•	the market price of the Company common stock on August 31, 2021 of $3.00 as a starting point of simulation

•	the risk free rate and discount rate of 1.58%;

•	volatility of 67.5%;

•	term of simulation is 15 years;

•	the model also considered the probability of a Fundamental Transaction (as defined in Series A Preferred Stock certificate of designation), probabilities of payment of dividend in cash or in additional preferred shares and discount for the lack of marketability. The probability of payment of dividend in additional shares was increased to 90% and probability of dividend paid in cash was reduced to 10%.

 As of December 31, 2021 and 2020, we believe that the fair value of our financial instruments other than cash and cash equivalents, such as, accounts receivable, our bank loan, notes payable, and accounts payable approximate their carrying amounts.

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

The balances of deferred tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020

Allowance for doubtful accounts	$-	$(5,000)
Depreciation, amortization and impairment	8,000	84,000
Deferred revenue	-	41,000
Stock-based expenses	-	53,000
Net operating loss carryforwards	22,384,000	21,433,000
Total	22,392,000	21,606,000
Less valuation allowance	(22,392,000)	(21,606,000)
Net current deferred income tax	$-	$-

Under US GAAP, a valuation allowance is provided when it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 21% in 2021 and 2020) to loss before taxes as follows:

	December 31, 2021	December 31, 2020

Tax benefit computed at statutory rate of 21%	$(2,966,893)	$(14,996,067)
State income tax benefit, net of federal effect	(169,537)	(856,918)
Permanent differences:
Stock based compensation	716,518	690,367
Debt discount amortization	17,343	436,411
Loss on debt extinguishment	1,336,650	13,176,496
Other	(6,288)	145,036
Expiration of NOLs	286,207	2,726,000
Change in valuation allowance - continuing operations	786,000	(1,321,325)
Totals	$-	$-

As of December 31, 2021, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $100.0 million, of which $24.1 million will never expire and approximately $76 million will expire between 2022 and 2039. For state tax purposes, the NOL carryforwards expire between 2022 and 2034. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The Company has reviewed its tax positions and has determined that it has no significant uncertain tax positions at December 31, 2021.

8. MAJOR CUSTOMERS AND CONCENTRATIONS

A customer that individually generates more than 10% of revenue is considered a major customer.

For the year ended December 31, 2021, no one customer accounted for more than 10% of the Company’s revenue. Two customers accounted for 93% of the net accounts receivable balance as of December 31, 2021. Two vendors accounted for 66% of the accounts payable balance as of December 31, 2021.

For the year ended December 31, 2020, one customer accounted for 12% of the Company’s revenue. Two customers accounted for 91% of the net accounts receivable balance as of December 31, 2020. Four vendors accounted for 60% of the accounts payable balance as of December 31, 2020.

9. EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Company’s 401(k) Plan. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of approximately $48,000 and $34,000 to the plan during 2021 and 2020, respectively.

10. DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	12 Months Ended December 31, 2021		12 Months Ended December 31, 2020
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 Customers (Measured By Amounts Billed)	$386,500	$433,470	$588,169	$589,858
All Other Customers	998,378	1,139,414	1,237,247	1,607,221
	$1,384,878	$1,572,884	$1,825,416	$2,197,079

New customer acquisition impact on billings and revenue:

	12 Months Ended December 31, 2021		12 Months Ended December 31, 2020
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers In Existence As Of The Beginning Of The Period (Including Upgrades)	$1,384,878	$1,572,884	$1,620,831	$2,108,289
Customers Acquired During The Period	-	-	204,585	88,790
	$1,384,878	$1,572,884	$1,825,416	$2,197,079

As of December 31, 2021 the aggregate amount of the transaction price allocated to unsatisfied (or partially satisfied) performance obligations was $861,686 of which $464,162 had been billed to the customers and recorded as a contract liability and $397,524 remained unbilled as of December 31, 2021. The following table describes the timing of when the Company expects to recognize the revenue from the unsatisfied performance obligations.

	Billed (Contract Liability as of December 31, 2021)	Unbilled	Total

2022	$464,162	$159,307	$623,469
2023	-	188,914	188,914
2024	-	49,303	49,303
	$464,162	$397,524	$861,686

At January 1, 2021 the total contract liability balance was $649,789, of which all was recognized in revenue during the twelve months ended December 31, 2021.

11. LEASES

We are a lessee for a non-cancellable operating lease for our corporate office in Raleigh, North Carolina. The operating lease for the corporate office expires on April 30, 2024.

The following table summarizes the information about operating lease:

Year Ended
December 31,
2021
Operating lease expense	$205,243
Remaining Lease Term (Years)	2.3 year
Discount Rate	8%

Future maturities of operating lease liability as of December 31, 2021, were as follows:

	Operating Lease Expense	Variable Lease Expense	Total Lease Expense
2022	191,074	14,096	205,170
2023	191,074	14,519	205,593
2024	63,691	4,840	68,531
Total lease payments	$445,839	$33,455	479,294
Less imputed interest			(47,235)
Total			$432,059

12. SUBSEQUENT EVENTS

Subsequent to December 31, 2021 the Company issued a total of 39,627 shares of Series A Preferred Stock in exchange for $1,700,000 of cash investment.

On February 24, 2022 the Company issued a total of 54,966 shares of Series A Preferred Stock as payment in kind for dividends declared by the board of directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures for the quarter ended December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation and the identification of the material weakness in our internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting", our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

In making the assessment of adequate internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We have identified material weaknesses in our internal control over financial reporting related to the proper valuation of dividends with respect to our Series A Preferred Stock. Based on that assessment and those criteria, management believes that our internal control over financial reporting were not effective as of December 31, 2021. As a result of the identified material weakness we have put together a remediation plan which includes additional Finance department staff time allocated to review of financing documents and valuation reports for non-recurring and unusual transactions.

During our fourth quarter ended December 31, 2021, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning the Company’s current executive officers and directors, their ages, their offices with the Company, if any, their principal occupations or employment for the past five years.

Name	Age	Position	Officer Since

EXECUTIVE OFFICERS:
Chris Caramanico	56	Chief Executive Officer, Director	2022
Gleb Mikhailov	42	Chief Financial Officer	2013

Name	Age	Position	Director Since

DIRECTORS:
Ronen Shviki	50	Director	2013
Robert Smith	70	Director, Chairman of the Board	2017
Amir Elbaz	45	Director	2010	*
Jerry Lepore	65	Director	2020	**

* Mr. Elbaz was our Chief Executive Officer through January 17, 2017, a position he had held since May 2013.

** Mr. Lepore has held a director position since March 18, 2018. On January 17, 2020 Mr. Lepore also assumed the role of President and Chief Executive Officer, leaving the position January 31, 2022. Mr. Lepore will remain on the Board of Directors.

*** Mr. Caramanico joined MobileSmith on January 31, 2022, assuming the role of President and Chief Executive Officer.

Chris Caramanico, Director, Chief Executive Officer

Mr. Caramanico assumed the role of President and Chief Executive Officer on January 31, 2022.

Mr. Caramanico, 56, is an experienced senior executive, whose focus is strategic oversight, growth, and business operations. Mr. Caramanico has spent over 20 years in the Healthcare Information Technology (HIT) space partnering with top companies like Cerner, IDX/GE and EPIC Systems.

Previously Mr. Caramanico lead Orthus Health as its Chief Executive Officer and President. Mr. Caramanico has served in senior leadership positions with Eclipsys/Allscripts and was responsible for new business sales and enterprise revenue cycle product development. Previously at McKesson, Mr. Caramanico led the Managed Services Group (MSG), including remote hosting, IT outsourcing, and technology sales. Mr. Caramanico began his HIT career in imaging and software consulting sales.

Mr. Caramanico received his BS degree in Business Administration, Marketing and Management from University of Rhode Island.

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

Mr. Mikhailov also provides consulting services in the area of corporate finance, financial reporting and compliance.

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

Robert Smith, Director, Chairman of the Board

On October 31, 2017, the Board of Directors (the “Board”) appointed Robert L. Smith to the Board. On March 18, 2020, Mr. Smith was appointed as the Chairman of the Board after the resignation of Randy J. Tomlin from the Board and as the Chairman. Mr. Tomlin was also the Company’s former Chief Executive Officer.

Robert Smith is an experienced multi-facility health care executive with varied background in complex urban and rural health care settings. During his 40-year career in the industry he has held CEO and other executive positions of various for profit and non-profit hospitals and health care organizations, where he demonstrated ability to turnaround, create, and grow business units in complex and competitive environments. Mr. Smith’s broad business experience includes reorganization, restructuring and public company experience at the CEO and Board of Directors level. Mr. Smith has served on the boards of various healthcare organizations. He currently serves on the board of Parkland Center for Clinical Innovation. He is a 2011 recipient of the Texas Hospital Associations Earl N. Collier Award for Distinguished Health Care Administration. Mr. Smith received his Master of Health Administration Degree from Washington University School of Medicine, St. Louis, MO and his Bachelor of Science Degree in Psychology from University of Missouri in St. Louis, MO.

The Board believes that Mr. Smith’s background in healthcare will provide the Company management with insights regarding market penetration and enhance management’s and Board’s ability to interpret healthcare industry changes.

Amir Elbaz, Director

Until January of 2017 Mr. Elbaz held positions of Chief Executive Officer since May 2013 and Chairman of the Company’s Board of Directors since November of 2012. During his tenure as a member of the Board, and its Chairman and Company CEO, Mr. Elbaz has been actively involved in the Company operations and played significant role in ensuring that the Company’s products and strategy had continued backing of investors and shareholders. Mr. Elbaz continues in the employ of the Company primarily focusing on investor and public relations and regulatory and operational compliance.

The Board believes Mr. Elbaz’s significant experience in the technology sector, coupled with this extensive financial and economic background and his deep knowledge of our company provide invaluable insight with respect to the Company’s business and technologies.

Jerry Lepore, Director,

On March 21, 2018, the Board of Directors appointed Jerry Lepore to the Board. On January 17, 2020, subsequent to Randy Tomlin’s announcement of a leave of absence from responsibilities as President and Chief Executive Officer, Mr. Lepore assumed the role of President and Chief Executive Officer. On January 31, 2022, Mr. Lepore resigned as Chief Executive Officer, but will remain on the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, its executive officers, and persons who hold more than 10% of the Company’s outstanding shares of common stock, $0.001 par value per share, or common stock, are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), which requires them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon the Company’s review of the Section 16(a) reports in its records for fiscal year 2021 transactions in the Company’s common stock, the Company believes that all reporting requirements under Section 16(a) for fiscal year 2021 were met in a timely manner by its directors, executive officers, and greater than 10% beneficial owners, except that Union Bancaire Privée, or UBP, has not filed a Form 3 or any subsequent reports in respect of its ownership of 7,167,832 shares of Company common stock and of 820,171 shares of Series A convertible preferred stock (the "Series A Preferred Stock") , which Series A Preferred Stock may be converted into 24,605,130 shares of the Company’s common stock by UBP at any time

Code of Ethics

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

We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment. A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, Christopher Caramanico, at the address appearing on the first page of this report.

Audit Committee and Compensation Committee

Effective April 3, 2020, the Board approved the dissolution of the Audit Committee and Compensation Committee of the Board. From that date moving forward, the entire Board has and will address all audit and compensation matters that would otherwise have been addressed by the Audit Committee and Compensation Committee. Mr. Smith shall act as the lead Board member with respect to all audit matters and Mr. Elbaz shall act as the lead Board member with respect to all compensation matters. Messrs. Lepore and Caramanico shall recuse themselves from any vote on audit or compensation matters at the request of Messrs. Smith or Elbaz, as applicable. The Board has determined the following members of the Board are deemed to be independent in accordance with the rules promulgated by the Securities and Exchange Commission: (i) Mr. Elbaz, (ii) Mr. Shviki and (iii) Mr. Smith.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation earned during the years ended December 31, 2021 and December 31, 2020 by our principal executive officer, our former principal executive officer, the two other most highly paid executive officers who were serving as executive officers on December 31, 2021:

SUMMARY COMPENSATION TABLE.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change In Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jerry Lepore	2021	$300,000	$-	-	$1,087,500	-	-	-	$1,387,500
Chief Executive Officer	2020	225,000	-	-	1,030,232	-	-	62,972	1,318,204
Gleb Mikhailov	2021	200,000	4,225	-	184,950	-	-	-	389,175
Chief Financial Officer	2020	$195,367	$6,460	-	$-	-	-	-	$201,827

Name and Principal Position

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

Grants of Plan--Based Awards for Year Ended December 31, 2021

There were two grants of plan-based awards in 2021, issued to Jerry Lepore (i), our Chief Executive Officer, and Gleb Mikhailov (ii), our Chief Financial Officer. The awards were granted as follows: (i) on January 1, 2021 an option to purchase up to 375,000 shares of common stock at an exercise price of $3.45 and (ii) on August 3, 2021, an option to purchase up to 135,000 shares of common stock at an exercise price of $1.63.

Outstanding Equity Awards

	Option awards	Option awards
	number of	number of
	securities	securities
	underlying	underlying
	unexercised	unexercised	Option	Option
Name	options (#) Exercisable	option (#) Unexercisable	exercise price ($/Sh)	expiration date
Jerry Lepore	366,980	-	$2.00	3/20/2028
Jerry Lepore	151,250	123,750	1.60	5/15/2029
Jerry Lepore	26,000	39,000	2.51	1/23/2030
Jerry Lepore	131,250	243,750	2.75	4/29/2030
Jerry Lepore	74,030	300,970	3.45	1/1/2031
Gleb Mikhailov	275,000	225,000	1.95	5/25/2028
Gleb Mikhailov	308,525	121,975	1.60	5/15/2029
Gleb Mikhailov	11,250	123,750	$1.63	8/3/2031

Option Exercises and Stock Vested in 2021

None of our named executive officers acquired shares upon exercise of options during the year ended 2021. During 2021, options to purchase up to 444,962 shares previously granted to the named executive officers vested.

Compensation of Directors

The following table summarizes the compensation paid to the directors for the fiscal year ended December 31, 2021, not covered in the tables above.

 2021 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ronen Shviki	$30,000	$-	$-	$-	$30,000
Amir Elbaz	$100,000	$-	$261,000	$-	$361,000
Robert Smith	$60,000	$-	$-	$-	$60,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders and Share Ownership by Management

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of March 25, 2022, by (i) each person who is known by the Company to beneficially own more than 5% of the Company’s common stock; (ii) each person who served as a named executive officer of the Company in fiscal year 2020 (iii) each person serving as a director or nominated for election as a director; and (iv) all current executive officers and directors as a group. Except as otherwise indicated by footnote, to the Company’s knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned (2)	%of Shares Beneficially Owned
Avy Lugassy (3)	25,495,705	58.17%

Union Bancaire Privee, UBP SA (4)	33,424,491	61.17%

Doron Rotler (5)	2,993,093	10.33%

Directors and Named Executive Officers:
Jerry Lepore, Director	815,971	2.79%
Gleb Mikhailov, Chief Financial Officer	659,275	2.27%
Amir Elbaz, Director	271,033	0.95%
Ronen Shviki, Director	501,980	1.74%
Robert Smith, Director	531,980	1.84%
Christopher Caramanico, Chief Executive Officer and Director	31,111	.11%

All executive officers and directors as a group (6) persons	2,569,415	9.70%

* Less than 2%.

(1)	Unless otherwise indicated, the address of such individual is c/o MobileSmith, Inc., 5400 Trinity Road, Suite 208, Raleigh, North Carolina 27607.
(2)	In computing the number of shares beneficially owned by a person and the percentage ownership of a person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 25, 2022 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(3)	Beneficial ownership is comprised of 10,054,045 shares of the Company’s common stock and 15,441,660 shares issuable upon conversion of the Company’s Series A Preferred Stock. Unless otherwise indicated, the address of such individual is 126 Chemin des Hauts, Crets 1253 Vandeeuvres, Geneva. Switzerland.
(4)	Comprised of 7,167,831 shares issued and 26,256,660 shares issuable upon conversion of Series A Preferred Stock. Unless otherwise indicated, the address of such individual is Rue du Rhone 9698 | CP | CH1211 Geneva 1, Switzerland.
(5)	Comprised of 2,332,807 shares of Common Stock held as of record by Mountain Top LTD., a British Anguilla company (an entity controlled by Mr. Rotler), 85,900 shares held in the name of Mr. Rotler and 574,740 shares issuable upon conversion of the Company’s Series A Preferred Stock by Crystal Management Ltd., a company registered in British Anguilla (entity controlled by Mr. Rotler). Unless otherwise indicated, the address of such individual is c/o S. Rotler, 134 Aluf David Street Ramat Gan 52236, Israel.

Equity Compensation Plans

The following table provides information, as of December 31, 2021, regarding the Company’s compensation plans (including individual compensation arrangements) under which the Company is authorized to issue equity securities.

2016 EQUITY COMPENSATION PLAN INFORMATION.

Number of
securities
remaining
available for
	Number of			future issuance
	securities to be		Weighted	under equity
	issued upon		average	compensation
	exercise of		exercise price	plans
	outstanding		of outstanding	(excluding
	options,		options,	securities
	warrants and		warrants and	reflected in
Plan Category	rights (a)		rights (b)	column (a)(c))

Equity compensation plans approved by security holders	10,883,300	(1)	$2.06	4,116,700	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	10,883,300		$2.06	4,116,700

(1)	Consists of shares issuable upon exercise of outstanding options under the Company’s 2016 Equity Compensation Plans.
(2)	All of the shares remaining for future issuance under the 2016 Equity Compensation Plan are available for issuance as options or cove stock awards.

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

On January 28, 2021, the Company entered into a debt exchange transaction where the Company exchanged remainder of its convertible and non- convertible debt plus accrued but unpaid interest into Series A Convertible Preferred Stock. On that date Avy Lugassy, as beneficial owner, exchanged $3,000,000 in debt and accrued interest for 70,014 shares of Series A Preferred Stock. UBP SA has entered into following financing transactions throughout 2021:

UBP SA has entered into following financing transactions throughout 2021:

(a)	On February 16, 2021 purchased 23,000 shares of Series A Preferred Stock for $986,700 in cash;

(b)	On June 10, 2021 purchased 23,310 shares of Series A Preferred Stock for $1,000,000 in cash;

(c)	On August 18, 2021 purchased 23,3100 shares of Series A Preferred Stock for $1,000,000 in cash;

(d)	On November 10, 2021 purchased 23,3100 shares of Series A Preferred Stock for $1,000,000 in cash.

Policy for Approval of Related Party Transactions

The Company requires that any related party transactions must be approved by the full Board of Directors with any interested member of the Board relating to the transaction recusing her or himself from the vote.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Cherry Bekaert LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2021 and 2020 are set forth below.

	Twelve months ended December 31, 2021	Twelve months ended December 31, 2020
Audit Fees	$137,500	$142,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	3,188
Total Fees	$137,500	$145,188

Audit Fees and audit related fees were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the financial statements.

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

PART IV

ITEM 15. EXHIBITS

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2021 and 2020

Statements of Operations for the Years Ended December 31, 2021 and 2020

Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

Statements of Stockholders’ Deficit for the Years Ended December 31, 2021 and 2020

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

10.2*	Letter Agreement dated as of October 11, 2017 between MobileSmith, Inc. and Robert Smith (incorporated herein by reference to Exhibit 10.1 to form 8- K, as filed with the SEC on November 6, 2017) .

10.3*

Executive Employment Agreement dated as of January 1, 2021 between MobileSmith, Inc. and Jerry Lepore (incorporated herein by reference to Exhibit 10.1 to Form 8- K, as filed with the SEC on January 5, 2021)

10.4	Form of Series A Exchange Agreement between MobileSmith Inc. and various entities (incorporated herein by reference to Exhibit 10.1 to Form 8- K, as filed with the SEC on December 31, 2021)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14/15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.1

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statements of Stockholders’ Deficit and (v) related notes to these financial statements, tagged as blocks of text and in detail (filed herewith)

_________________

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

MOBILESMITH INC.

(Registrant)

/s/ Chris Caramanico	/s/ Gleb Mikhailov
Chris Caramanico	Gleb Mikhailov,
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: March 25, 2022	Date: March 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 2022	By:	/s/ Chris Caramanico
Chris Caramanico
Chief Executive Officer
(principal executive officer)

March 25, 2022	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer
(principal financial and accounting officer)

March 25, 2022	By:	/s/ Amir Elbaz
Amir Elbaz
Director

March 25, 2022	By:	/s/ Ronen Shviki
Ronen Shviki
Director

March 25, 2022	By:	/s/ Robert Smith
Robert Smith
Director, Chairman of the Board

March 25, 2022	By:	/s/ Jerry Lepore
Jerry Lepore
Director

EXHIBIT INDEX

Exhibit No.	Description
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

10.2*	Letter Agreement dated as of October 11, 2017 between MobileSmith, Inc. and Robert Smith (incorporated herein by reference to Exhibit 10.1 to form 8- K, as filed with the SEC on November 6, 2017) .

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

