Form 10-Q
period 2022-03-31
MobileSmith, Inc.
filed 2022-05-11
CIK 1113513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 OR

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

As of May 11, 2022, there were 28,389,493 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I – FINANCIAL INFORMATION

MOBILESMITH, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	Unaudited
Current Assets
Cash and Cash Equivalents	$741,497	$372,581
Restricted Cash and Cash Equivalents	208,575	202,761
Accounts Receivable, Net of Allowance for Doubtful Accounts of $15,000 and $0, respectively	89,594	80,875
Prepaid Expenses and Other Current Assets	49,846	50,304
Total Current Assets	1,089,512	706,521

Operating Lease Right-of-Use Asset	298,149	342,383
Total Assets	$1,387,661	$1,048,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$115,153	$83,942
Interest Payable	17,097	17,646
Other Liabilities and Accrued Expenses	158,359	156,986
Operating Lease Liability Current	149,525	149,525
Contract With Customer Liability	414,157	464,162
Bank Loan	5,000,000	5,000,000
Total Current Liabilities	5,854,291	5,872,261

Operating Lease Liability	239,992	282,534
Total Liabilities	6,094,283	6,154,795

Commitments and Contingencies (Note 3)
Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, Including 1,750,000 Authorized and Designated for Series A Convertible Preferred Shares: 1,497,869 Issued and Outstanding as of March 31, 2022 and 1,403,276 Issued and Outstanding as of December 31, 2021.	131,459,976	127,162,277
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized at March 31, 2022 and December 31, 2021; 28,389,493 Shares Issued and Outstanding at March 31, 2022 and 28,389,493 Shares Issued and Outstanding at December 31, 2021.	28,390	28,390
Additional Paid-in Capital - Common Shares	121,235,642	123,015,819
Accumulated Deficit	(257,430,630)	(255,312,377)
Total Stockholders' Deficit	(4,706,622)	(5,105,891)
Total Liabilities and Stockholders' Deficit	$1,387,661	$1,048,904

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	3 Months Ended	3 Months Ended
	March 31,	March 31,
	2022	2021
REVENUES:
Subscription and Support	$329,902	$417,985
Total Revenue	329,902	417,985

COST OF REVENUE:
Subscription and Support	123,571	205,303
Services and Other	-	9,000
Total Cost of Revenues	123,571	214,303

GROSS PROFIT	206,331	203,682

OPERATING EXPENSES:
Selling and Marketing	377,883	528,294
Research and Development	1,067,196	875,666
General and Administrative	831,934	905,884
Total Operating Expenses	2,277,013	2,309,844
LOSS FROM OPERATIONS	(2,070,682)	(2,106,162)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(47,571)	(142,464)
Gain on Debt Extinguishment - PPP Loan Forgiveness	-	542,100
Losses on Debt Extinguishments	-	(6,507,137)
Total Other Expense	(47,571)	(6,107,501)

NET LOSS	$(2,118,253)	$(8,213,663)

Plus: Dividend on Series A Convertible Preferred Stock	(2,597,699)	-
Plus: Deemed Dividend on Series A Convertible Preferred Stock	(3,464,405)	(5,269,401)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,180,357)	$(13,483,064)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(0.29)	$(0.47)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic And Fully Diluted	28,389,493	28,389,493

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	3 months ended	3 months ended
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,118,253)	$(8,213,663)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Bad Debt Expense	15,000	2,746
Amortization of Debt Discount	-	78,120
Share Based Compensation	817,522	886,935
Gain of Debt Extinguishment (PPP Loan Forgiveness)	-	(542,100)
Losses on Debt Extinguishments	-	6,507,137
Changes in Assets and Liabilities:
Accounts Receivable	(23,719)	(32,260)
Prepaid Expenses and Other Assets	458	11,366
Accounts Payable	31,211	(12,006)
Contract Liability	(50,005)	11,227
Operating Lease Right-of-use Asset	44,234	42,320
Operating Lease Liability	(42,542)	(39,281)
Accrued and Other Expenses	824	2,200
Net Cash Used in Operating Activities	(1,325,270)	(1,297,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Second PPP Loan	-	542,000
Proceeds From Issuance of Shares of Series A Preferred Stock	1,700,000	1,761,700
Net Cash Provided by Financing Activities	1,700,000	2,303,700

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	374,730	1,006,441
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	575,342	350,923
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$950,072	$1,357,364

Composition of Cash, Cash Equivalents and Restricted Cash Balance:
Cash and Cash Equivalents	$741,497	$1,161,371
Restricted Cash	208,575	195,993
Total Cash, Cash Equivalents and Restricted Cash	$950,072	$1,357,364

Supplemental Disclosures of Cash Flow Information:
Operating Lease Payments	$51,788	$48,150
Cash Paid During the Period for Interest	$48,125	$48,125

Non-Cash Investing and Financing Activities:
Recorded Discount Associated with Beneficial Conversion Feature on Issuance of Series A Convertible Preferred Shares	$3,464,405	$1,761,700
Issued Series A Preferred Shares Fair Valued At $7,660,970 in Exchange for Carrying Value of Debt (Including Accrued Interest, Premiums And Discounts) of $1,153,833	$-	$6,507,137
Issued 54,966 Shares of Series A Preferred Shares Fair Valued at $2,597,699 as Dividend Paid in Kind	$2,597,699	$-

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Series A Convertible Preferred Stock, Shares	Series A Convertible Preferred Stock, $0.001 Par Value	Additional Paid-In Capital, Series A Convertible Preferred Stock	Common Stock, Shares	Common Stock, $0.001 Par Value	Additional Paid-In Capital, Common Stock	Accumulated Deficit	Totals
BALANCES, JANUARY 31, 2021	1,166,297	$1,166	$103,648,178	28,389,493	$28,390	$130,103,361	$(241,184,315)	$(7,403,220)
Equity-Based Compensation	-	-	-	-	-	886,935	-	886,935
Exchange of Debt for Series A Convertible Preferred Shares on January 28, 2021	70,014	70	7,660,900	-	-	-	-	7,660,970
Issuance of Series A Convertible Preferred for Cash	41,066	41	1,761,659	-	-	-	-	1,761,700
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Shares	-	-	5,269,401	-	-	-	-	5,269,401
Deemed Dividend to the Holders of Series A Preferred Shares Resulting From Amortization of Discount Associated with the Beneficial Conversion Feature	-	-	(5,269,401)	-	-	-	-	(5,269,401)
Net Loss	-	-		-	-	-	(8,213,663)	(8,213,663)
BALANCES, MARCH 31, 2021	1,277,377	$1,277	$113,070,737	28,389,493	$28,390	$130,990,296	$(249,397,978)	$(5,307,278)

BALANCES, JANUARY 31, 2022	1,403,276	$1,402	$127,160,875	28,389,493	$28,390	$123,015,819	$(255,312,377)	$(5,105,891)
Equity-Based Compensation			-	-	-	817,522	-	817,522
Issuance of Series A Convertible Preferred Shares for Cash	39,627	40	1,699,960	-	-	-	-	1,700,000
Issuance of Dividend on Series A Convertible Preferred Shares	54,966	55	2,597,644	-	-	(2,597,699)	-	-
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Shares	-	-	3,464,405	-	-	-	-	3,464,405
Deemed Dividend to the Holders of Series A Preferred Shares Resulting From Amortization of Discount Associated with the Beneficial Conversion Feature	-	-	(3,464,405)	-	-	-	-	(3,464,405)
Net Loss	-	-	-	-	-	-	(2,118,253)	(2,118,253)
BALANCES, MARCH 31, 2022	1,497,869	$1,497	$131,458,479	28,389,493	$28,390	$121,235,642	$(257,430,630)	$(4,706,622)

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months’ Period Ended March 31, 2022

(unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MobileSmith, Inc. (referred to herein as the “Company,” “us,” “we,” or “our”) was incorporated as Smart Online, Inc. in the State of Delaware in 1993. The Company changed its name to MobileSmith, Inc. effective July 1, 2013. The same year the Company focused exclusively on development of do-it-yourself customer facing platform that enabled organizations to rapidly create, deploy, and manage custom, native smartphone and tablet apps deliverable across iOS and Android mobile platforms without writing a single line of code. During 2017 the Company concluded that it had its highest rate of success with clients within the Healthcare industry and concentrated its development and sales and marketing efforts in that industry. During 2018 we further refined our Healthcare offering and redefined our product - a suite of e-health mobile solutions that consist of a catalog of ready to deploy mobile app solutions (App Blueprints) and support services. In 2019 and 2020 we consolidated our current solutions under a single offering branded Peri™. Peri™ is a cloud-based collection of applications that run on our architected healthcare technology ecosystem. The architecture is designed to:

•	improve experience of healthcare patients and consumers, who are often at the same time members of various medical insurance networks

•	increase adoption, utilization and intelligence of EMRs (electronic medical records), extend EMR’s usability to patients and consumers of healthcare.

During 2021 we advanced our flagship PeriOp offering to be market ready. PeriOp is an EMR integrated mobile app-based set of pre and postoperative instructions (which we refer to as Clinical Pathways), that establishes a direct two-way clinical procedure management process between a patient and a healthcare provider and by doing so improves patient engagement and procedural adherence. PeriOp digitizes and streamlines for both patients and providers “the last mile of healthcare delivery” between scheduled procedure and day of surgery with an emphasis on patient’s readiness. PeriOp digitizes and streamlines “the first mile” of post-surgery recovery journey with a focus on maintaining positive surgical outcomes and avoidance of readmissions.

PeriOp has not yet generated significant revenue. Most of our revenue is generated from App Blueprint solutions and related supporting services, where applicable.

The Company prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of March 31, 2022. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed financial statements and accompanying notes should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report. The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2022, the Company incurred net losses as well as negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows.   The Company has been funding its operations, in part, from the proceeds from the issuance of its Series A Preferred Stock (with the terms set forth in Note 4 below) to related parties.  The Comerica LSA matures in June of 2022 as further defined and described in Note 2 below. The Company’s management is actively negotiating with Comerica to extend the maturity date of the LSA.  However, there can be no assurance that the Company will in fact be able to raise additional capital through t its Series A Preferred Stock or even from other sources on commercially accepted terms, if at all, or to be able to negotiate an extension of the Comerica LSA on terms acceptable to the Company, if at all.  As such, there is substantial doubt about the Company's ability to continue as a going concern.

Recently Issued Accounting Pronouncements and Their Impact on Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2: Significant Accounting Policies” of the Company’s Annual Report.

2. DEBT

The table below summarizes the Company’s debt outstanding on March 31, 2022 and December 31, 2021:

Debt Description	March 31,	December 31,
	2022	2021	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	5,000,000	June 2022	3.85%

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

The LSA with Comerica has the following additional terms:

•	a variable interest rate at prime plus 0.6% payable quarterly;

•	secured by substantially all of the assets of the Company, including the Company’s intellectual property; and

•	acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including but not limited to, failure by the Company to perform its obligations, observe the covenants made by it under the LSA, failure to renew the UBS AG SBLC, and insolvency of the Company.

The Company is in compliance with its LSA covenants as of  March 31, 2022.

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

4. STOCKHOLDERS DEFICIT

Preferred Stock

On February 24, 2022 the Company issued a total of 54,966 shares of Series A Preferred Stock as payment in kind for dividends declared by the board of directors, with respect to the then outstanding Series A Preferred Stock..  The issuance of the Series A Preferred Stock was recorded at fair value on February 24, 2022 as determined below:

•	The value of the 54,966 shares of Series A Preferred Stock dividend was recorded at $2,597,699. In absence of retained earnings, the dividend resulted in a charge to additional paid in capital for Common Stock. In addition, on February 24, 2022 the market value of the common stock was above the Series A Preferred Stock conversion price of 1.43, which resulted in the conversion feature that was beneficial to the holder. The resulting beneficial conversion feature was recorded as a discount and amortized in its entirety as a deemed dividend and charged to loss attributable to common shareholders on the Company’s Statement of Operations in the amount of $1,764,405.

In addition, during the three month period ended March 31, 2022 the Company issued 39,627 shares of Series A Preferred Stock in exchange for $1,700,000 in cash funding. The shares were issued with beneficial conversions feature discount and resulted in a deemed dividend with charge to loss attributable to common stock shareholders of $1,700,000.

Our Series A Preferred Stock has the following standard terms:

•	Each share of Series A Preferred Stock shall have a par value of $0.001 per share and a stated value equal to $42.90 (the “Stated Value “);

•	Each share of the Series A Preferred Stock then outstanding shall be entitled to receive an annual dividend equal to $3.43, subject to proration related to the timing of issuance. Such dividend is designed to have an effective yield of 8% on the Stated Value;

•	Each dividend shall be paid either in shares of Series A Preferred Stock or in cash, at the option of the Company, on the respective dividend date;

•	The holders of Series A Preferred Stock shall have no voting rights with respect to any matters to be voted on by the stockholders of the Company;

•	The holders of Series A Preferred Stock shall have certain Board observation and inspection rights administered through a designated agent;

•	Each share of Series A Preferred Stock shall be convertible, at any time and from time to time, at the option of the Holder into 30 shares of Common Stock, which results in conversion ratio of $1.43 of the Stated Value of Series A Preferred Stock into one share of common stock;

•	The shares are subject to automatic conversion immediately prior to the occurrence of a Fundamental Transaction, as defined in the Series A Preferred Stock Certificate of Designation. A Fundamental Transaction includes, but is not limited to, a sale, merger or similar change in ownership.

Equity Compensation Plan

The following is a summary of the stock option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2021	10,883,300	$2.06	7.6	$9,553,832
Cancelled	(1,382,806)	1.93
Issued	500,000	2.55
Outstanding, March 31, 2022	10,000,494	2.11	7.6	8,946,350
Vested and exercisable, March 31, 2022	5,415,575	$1.94	7.0	$5,718,211

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on March 31, 2022, and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock on March 31, 2022, as reported on the OTCQB, was $3.00 per share.

On March 31, 2022, an amount of $7,664,728 unvested expense related to outstanding stock options has yet to be recorded over a weighted average period of 3.1 years.

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

The February 24, 2002 issuance of Series A Preferred Stock as payment in kind for dividends resulted in transaction which required the Company  to record newly issued Series A Preferred Stock at fair value at the date of the transaction on a non-recurring basis. Fair value measurement was categorized as Level 3 fair value measurement due to use of various unobservable inputs to the pricing model.    The Company used a valuation method that takes into consideration both the Level 1 input of observable market value of MobileSmith common stock on the date of the transaction, as quoted on the OTCQB, that, although being thinly traded, could not be ignored and Level 3 inputs resulting from a Fundamental Analysis to arrive at Company Enterprise Value.  The single most significant factor included in the valuation is the weighting between values resulting from Level 1 and Level 3 input models.

The fair value of Series A Preferred Shares was determined to be $2,597,699. The fair value calculated  by three valuation methods and by  weighting the results of each method calculation to arrive at the final fair value.

Method 1.  Monte Carlo simulation based on the OTCQB quoted value of Common Stock

The Company used the income (discounted cash flow) approach to arrive at the fair value of the Series A Preferred Stock on February 24, 2022. Using this approach, the value of Series A Preferred Stock is equal to the present value of the cash flow streams that can be expected to be generated by the Company in the future. The Company used the Geometric Browinian Motion/Monte Carlo model to simulate future movement of equity securities and discounted the results back to the February 24, 2022 transaction date. The model used the following notable inputs:

•	the market price of the Company common stock on February 24, 2022 of $2.50 as a starting point of simulation

•	the risk free rate and discount rate of 2.16%;

•	volatility of 65.0%;

•	term of simulation is 15 years;

•	the model also considered the probability of a Fundamental Transaction (as defined in Series A Preferred Stock certificate of designation) and probabilities of payment of dividend in cash or in additional preferred shares.

Method 2.  Monte Carlo simulation based on the value of Common Stock determined using Fundamental analysis

The Company used the income (discounted cash flow) approach to arrive at the fair value of the Series A Preferred Stock on February 24, 2022. Using this approach, the value of Series A Preferred Stock is equal to the present value of the cash flow streams that can be expected to be generated by the Company in the future. The Company used the Geometric Browinian Motion/Monte Carlo model to simulate future movement of equity securities and discounted the results back to the February 24, 2022 transaction date. The model used the following notable inputs:

•	the price of the Company common stock on February 24, 2022 of $0.54 as a starting point of simulation (as derived from total equity value from Fundamental Analysis)

•	the risk free rate and discount rate of 2.16%;

•	volatility of 65.0%;

•	term of simulation is 15 years;

•	the model also considered the probability of a Fundamental Transaction (as defined in Series A Preferred Stock certificate of designation) and probabilities of payment of dividend in cash or in additional preferred shares.

Method 3.  Monte Carlo simulation of total equity value based on the Fundamental Analysis

The Company used the income (discounted cash flow) approach to arrive at the fair value of the Series A Preferred Stock on February 24, 2022. Using this approach, the total equity value payouts were simulated, allocated to Series A Preferred Stock and discounted back to the date of the transaction. The Company used the Geometric Browinian Motion/Monte Carlo model to simulate future movement of total equity.  The model used the following notable inputs:

•	total equity value of $39,158,000 as of the date of transaction, as derived from Fundamental Analysis

•	the risk free rate and discount rate of 1.96%;

•	volatility of 60.0%;

•	term of simulation is 10 years;

•	the model also considered the probability of a Fundamental Transaction (as defined in Series A Preferred Stock certificate of designation) and probabilities of payment of dividend in cash or in additional preferred shares.

 Fundamental Analysis.

The Company performed Fundamental Analysis to arrive at Business Enterprise Value ("BEV") as of February 24, 2022 of approximately $39,000,000.

The key assumptions used in arriving at the BEV are as follows:

•	Multiple applied to the revenue to determine terminal value is 12x.

•	Discount rate applied to the cash flows and terminal value is 50% as customary for a first stage/early development company

•	fully diluted number of shares to calculate adjusted equity value is 72,836,053 shares of common stock allocated as follows: 28,389,493 shares to common stock and 44,446,560 to shares of common stock issuable upon conversion of 1,481,552 shares of Series A Preferred Stock

•	number of annual periods considered for discounted cash flows is three years.

6. DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	3 Months Ended March 31, 2022		3 Months Ended March 31, 2021
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 Customers (Measured By Amounts Billed)	$249,000	$78,353	$304,900	$76,171
All Other Customers	30,898	251,549	124,311	341,814
	$279,898	$329,902	$429,211	$417,985

For the three months ended March 31, 2022, two customers accounted for 76% of the accounts receivable balance and one customer accounted for more than 10% of total revenue.

For the three months ended March 31, 2021, four customers accounted for 97% of the accounts receivable balance and one customer accounted for 38% of total revenue .

Below is a summary of new customer acquisition impact on billings and revenue:

	3 Months Ended March 31, 2022		3 Months Ended March 31, 2021
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers In Existence As Of The Beginning Of The Period (Including Upgrades)	$279,898	$329,902	$429,211	$417,985
Customers Acquired During The Period	-	-	-	-
	$279,898	$329,902	$429,211	$417,985

7. LEASES

Leases (Topic 842) Disclosures

We are a lessee for a non-cancellable operating lease for our corporate office in Raleigh, North Carolina.  The operating lease for the corporate office expires on April 30, 2024.

The following table summarizes the information about operating lease:	Three Months Ended March 31, 2022
Operating lease expense	$51,788
Remaining Lease Term (Years)	2.08
Discount Rate	8%

Maturities of operating lease liability as of March 31, 2022 were as follows:	Operating Lease Expense	Variable Lease Expense	Total Lease Expense
2022	143,306	10,572	153,878
2023	191,074	14,519	205,593
2024	63,691	4,840	68,531
Total lease payments	$398,071	$29,931	428,002
Less imputed interest			(38,485)
Total			$389,517

8. SUBSEQUENT EVENTS

Subsequent to March 31, 2022, the Company issued 11,655 shares of Series A Preferred Stock in exchange for $500,000 of cash investment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information set forth in this Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and other laws. Forward-looking statements consist of, among other things, trend analyses, statements regarding future events, future financial performance, our plan to build our business and the related expenses, our anticipated growth, trends in our business, our ability to continue as a going concern, and the sufficiency of our capital resources including funds that we may be able to raise through our Series A Preferred Stock, our ability to raise financing from other sources and/or ability to defer expenditures, the impact of the liens on our assets securing amounts owed to third parties, expectation regarding competitors as more and larger companies attempt to market products/services competitive to our company, market acceptance of our new product offerings, including updates to our Platform, rate of new user subscriptions, market penetration of our products and expectations regarding our revenues and expense, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “project,” “intend,” “plan,” “estimate,” variations of such words, and similar expressions also are intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are directed to risks and uncertainties identified under Part I, Item 1A, “Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2021 and our subsequent periodic reports filed with the SEC for factors that may cause actual results to be different than those expressed in these forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is designed to provide a better understanding of our unaudited condensed financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. The following discussion should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the audited annual financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on the Form 10-K for the period ended December 31, 2021 filed with the SEC on March 25, 2022. Historical results and percentage relationships among any amounts in the condensed financial statements are not necessarily indicative of trends in operating results for any future periods.

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

During 2021 we advanced our flagship PeriOp offering to be market ready. PeriOp is an EMR integrated mobile app-based set of pre and postoperative instructions (which we refer to as Clinical Pathways), that establishes a direct two-way clinical procedure management process between a patient and a healthcare provider and, by doing so, improves patient engagement and procedural adherence and also removes manual paper based pre and post procedural processes. PeriOp digitizes and streamlines for both patients and providers “the last mile of healthcare delivery” between scheduled procedure and day of surgery with emphasis on patient’s readiness. PeriOp digitizes and streamlines “the first mile” of post-surgery recovery journey with a focus on maintaining positive surgical outcomes and avoidance of readmissions.

PeriOp has not yet generated significant revenue. Most of our revenue is generated from App Blueprint solutions and related supporting services, where applicable.

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

In 2021 we further refined our focus within the healthcare providers. We concentrated our efforts on hospital systems with large employed physician groups who use either Cerner or Epic Systems as their primary EMRs (electronic medical records). Additionally, we are investigating ambulatory surgery centers (ASC) market for feasibility.

Both markets are targeted with a diversified sales workforce that includes direct sales and resellers, such as channel partners.

Significance of Human Capital in Our Operations.

Our success depends on the performance of employees and contractors that make up our team of about 25 individuals. The team is by far our largest investment and cost. We make significant investments in technical skills and knowledge of the healthcare industry. As such, expansion of the team often comes with additional recruiting expenses. All of our employees are currently based in the United States, but our contractors may be located in jurisdictions outside of the United States. During 2021 we invested in remote work environment, which allowed us to expand our employee hiring practices geographically from local markets to include the entire United States.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2022 (the “2022 Period”) to the Three Months Ended March 31, 2021 (the “2021 Period”).

	3 Months ended March 31, 2022	3 Months ended March 31, 2021	Increase (Decrease) $	Increase Decrease %
Revenue	$329,902	$417,985	$(88,083)	-21%
Cost of Revenue	123,571	214,303	(90,732)	-42%
Gross Profit	206,331	203,682	2,649	1%

Selling and Marketing	377,883	528,294	(150,411)	-28%
Research and Development	1,067,196	875,666	191,530	22%
General and Administrative	831,934	905,884	(73,950)	-8%

Interest Expense	47,576	142,467	(94,891)	-67%
Loss on Debt Extinguishment	-	6,507,137	(6,507,137)	-100%
Gain on Debt Extinguishment - PPP Loan Forgiveness	$-	$542,100	$(542,100)	-100%

Revenue decreased by $88,083 or 21%. The entirety of the decrease is associated with loss of healthcare customers due to non-renewals of contracts and renewals for smaller value.

Cost of Revenue decreased by $90,732 or 42%. The decrease is primarily attributed to the restructuring of our delivery team.

Gross Profit  increased by $2,649 or 1%. The increase is a direct result of decreased costs for the clients we currently maintain.

Selling and Marketing expense decreased by $150,411 or 28%. Personnel and related recruiting costs decreased by approximately $103,000 as the Company adjusted its selling strategy under the leadership of our new CEO Chris Caramanico. Equity based compensation decreased by approximately $45,000.

Research and Development expense increased by $191,530 or 22%. During the first quarter of 2022, the Company expanded its product team, which resulted in increase in payroll cost by approximately $103,000 and equity based compensation by $87,000.

General and Administrative expense decreased by $73,950 or 8%. The decrease is predominantly due to decrease in stock based compensation of $87,000 as certain options became fully vested, offset by increase of $13,000 in bad debt expense.

Interest Expense decreased by $94,891 or 67%. The decrease is primarily as a result of the decrease in interest expense associated with the debt elimination transactions, which took place on January 28, 2021. All non-bank interest expense stopped accruing after January 28, 2021.

Loss on Debt Extinguishments of $6,507,137 resulted from a debt exchange transaction, which took place on January 28, 2021.

Gain on Debt Extinguishments - PPP Loan Forgiveness of $542,100 was due to the Company’s first PPP loan being forgiven on February 19, 2021.

Liquidity and Capital Resources

We have not yet achieved positive cash flows from operations, and our main source of funds for our operations continues to be the sale of our Series A Preferred Stock. We will continue to rely on this source until we are able to generate sufficient cash from revenues to fund our operations or obtain alternate sources of financing. We believe that anticipated cash flows from operations, and additional funding under the Series A Preferred Stock, of which no assurance can be provided, together with cash on hand, will provide sufficient funds to finance our operations for the next 12 months. Changes in our operating plans, lower than anticipated sales, increased expenses, impact of COVID-19 pandemic (as described in “Risk Factors” of our Annual Report on Form 10-K for the period ending December 31, 2021 filed with the SEC) or other events may cause us to seek additional equity or debt financing in future periods. There can be no guarantee that financing will continue to be available to us through the sale of our Series A Preferred Stock or otherwise on acceptable terms or at all. Additional equity and convertible debt financing will be dilutive to the holders of shares of our common stock.

Nonetheless, there are factors that can impact our ability to continue to fund our operating activities for the next twelve months. These include:

•	Our ability to expand revenue volume;

•	Our ability to maintain product pricing as expected, particularly in light of increased competition and its unknown effects on market dynamics;

•	Our continued need to reduce our cost structure while simultaneously expanding the breadth of our business, enhancing our technical capabilities, and pursing new business opportunities.

•	Our ability to predict and offset the extended impact COVID-19 will have to our primary market’s financial outcome, and our business.

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

Going Concern

Our independent registered public accounting firm has issued an emphasis of matter paragraph in their report included in the Annual Report on Form 10-K for the year ended December 31, 2021 in which they express substantial doubt as to our ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing that is currently required, and ultimately to attain profitable operations and positive cash flows. There can be no assurance that our efforts to raise capital or increase revenue will be successful. If our efforts are unsuccessful, we may have to cease operations and liquidate our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation and the identification of the material weakness in our internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting", our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

In order to remediate a control deficiency related to the valuation of the Series A Preferred Stock that existed as of December 31, 2021, the Company adjusted its valuation method in a way that minimizes errors and allows for more transparency during the review process.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, with exception of changes in controls over valuation process referred to above

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2022 without registration under the Securities Act of 1933, as amended (the “Securities Act”):

Between January 1, 2022 and March 31, 2022, we issued to an accredited investor 39,627 shares of our Series A Preferred Stock for an aggregate purchase price of $1,700,000. The proceeds were used to finance shortfalls in working capital.

On February 24, 2022, we issued a total of 54,966 shares of Series A Preferred Stock to accredited investors as payment in kind for dividends declared by the board of directors with respect to the then outstanding Series A Preferred Stock.

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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Stockholders’ Deficit and (v) related notes to these condensed financial statements, tagged as blocks of text and in detail (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

May 11, 2022	By:	/s/ Chris Caramanico
Chris Caramanico
Chief Executive Officer (Principal Executive Officer)

May 11, 2022	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)

