Form 10-Q
period 2022-06-30
MobileSmith, Inc.
filed 2022-08-12
CIK 1113513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 OR

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

As of August 12, 2022, there were 28,389,493 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

MOBILESMITH, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

PART I – FINANCIAL INFORMATION

MOBILESMITH, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	Unaudited
Current Assets
Cash and Cash Equivalents	$472,434	$372,581
Restricted Cash and Cash Equivalents	169,337	202,761
Accounts Receivable, Net of Allowance for Doubtful Accounts of $15,000 and $0, respectively	155,133	80,875
Prepaid Expenses and Other Current Assets	58,388	50,304
Total Current Assets	855,292	706,521

Operating Lease Right-of-Use Asset	254,544	342,383
Total Assets	$1,109,836	$1,048,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$104,748	$83,942
Interest Payable	15,617	17,646
Other Liabilities And Accrued Expenses	165,459	156,986
Operating Lease Liability Current	149,525	149,525
Contract With Customer Liability	431,910	464,162
Bank Loan	-	5,000,000
Total Current Liabilities	867,259	5,872,261

Bank Loan	5,000,000	-
Operating Lease Liability	196,594	282,534
Total Liabilities	6,063,853	6,154,795

Commitments and Contingencies (Note 3)
Stockholders’ Deficit
Preferred Stock, $0.001 Par Value, 5,000,000 Shares Authorized, Including 1,750,000 Authorized and Designated for Series A Convertible Preferred Shares: 1,521,179 Issued and Outstanding as of June 30, 2022 and 1,403,276 Issued and Outstanding as of December 31, 2021.	132,459,976	127,162,277
Common Stock, $0.001 Par Value, 100,000,000 Shares Authorized at June 30, 2022 and December 31, 2021; 28,389,493 Shares Issued and Outstanding at June 30, 2022 and 28,389,493 Shares Issued and Outstanding at December 31, 2021.	28,390	28,390
Additional Paid-in Capital - Common Shares	122,056,344	123,015,819
Accumulated Deficit	(259,498,727)	(255,312,377)
Total Stockholders’ Deficit	(4,954,017)	(5,105,891)
Total Liabilities and Stockholders’ Deficit	$1,109,836	$1,048,904

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
REVENUES:
Subscription and Support	$295,607	$398,358	$625,509	$816,343
Total Revenue	295,607	398,358	625,509	816,343

COST OF REVENUE:
Subscription and Support	148,249	199,944	271,820	405,247
Services and Other	-	-	-	9,000
Total Cost of Revenues	148,249	199,944	271,820	414,247

GROSS PROFIT	147,358	198,414	353,689	402,096

OPERATING EXPENSES:
Selling and Marketing	343,810	476,147	721,693	1,004,441
Research and Development	997,667	858,571	2,064,863	1,734,237
General and Administrative	801,104	705,489	1,633,038	1,611,373
Total Operating Expenses	2,142,581	2,040,207	4,419,594	4,350,051
LOSS FROM OPERATIONS	(1,995,223)	(1,841,793)	(4,065,905)	(3,947,954)

OTHER INCOME (EXPENSE):
Interest Expense, Net	(72,874)	(48,075)	(120,445)	(190,540)
Gain on Debt Extinguishment - PPP Loan Forgiveness	-	-	-	542,100
Losses on Debt Extinguishments	-	-	-	(6,507,137)
Total Other Expense	(72,874)	(48,075)	(120,445)	(6,155,577)

NET LOSS	$(2,068,097)	$(1,889,868)	$(4,186,350)	$(10,103,531)

Plus: Dividend on Series A Convertible Preferred Stock	-	-	(2,597,699)	-
Plus: Deemed Dividend on Series A Convertible Preferred Stock	(979,020)	(1,000,000)	(4,443,425)	(6,269,401)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,047,117)	$(2,889,868)	$(11,227,474)	$(16,372,932)

NET LOSS PER COMMON SHARE:
Basic and Fully Diluted from Continuing Operations	$(0.11)	$(0.10)	$(0.40)	$(0.58)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN,COMPUTING NET LOSS PER COMMON SHARE: Basic And Fully Diluted	28,389,493	28,389,493	28,389,493	28,389,493

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	6 months ended	6 Months Ended
	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,186,350)	$(10,103,531)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Bad Debt Expense	15,000	-
Amortization of Debt Discount	-	78,120
Share Based Compensation	1,638,224	1,693,608
Gain of Debt Extinguishment (PPP Loan Forgiveness)	-	(542,100)
Losses on Debt Extinguishments	-	6,507,137
Changes in Assets and Liabilities:
Accounts Receivable	(89,258)	(169,727)
Prepaid Expenses and Other Assets	(8,084)	(31,020)
Accounts Payable	20,806	(129,758)
Contract Liability	(32,252)	27,201
Operating Lease Right-of-use Asset	87,839	83,982
Operating Lease Liability	(85,940)	(79,354)
Accrued and Other Expenses	6,444	41,747
Net Cash Used in Operating Activities	(2,633,571)	(2,623,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Second PPP Loan	-	542,000
Proceeds From Issuance of Shares of Series A Preferred Stock	2,700,000	2,761,700
Net Cash Provided by Financing Activities	2,700,000	3,303,700

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,429	680,005
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	575,342	350,923
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$641,771	$1,030,928

Composition of Cash, Cash Equivalents and Restricted Cash Balance:
Cash and Cash Equivalents	$472,434	$831,191
Restricted Cash	169,337	199,737
Total Cash, Cash Equivalents and Restricted Cash	$641,771	$1,030,928

Supplemental Disclosures of Cash Flow Information:
Operating Lease Payments	$103,080	$102,863
Cash Paid During the Period for Interest	$120,454	$97,319

Non-Cash Investing and Financing Activities:
Recorded Discount Associated with Beneficial Conversion Feature on Issuance of Series A Convertible Preferred Shares	$4,443,425	$6,269,401
Issued Series A Preferred Shares Fair Valued At $7,660,970 in Exchange for Carrying Value of Debt (Including Accrued Interest, Premiums And Discounts) of $1,153,833	$-	$6,507,137
Issued 54,966 Shares of Series A Preferred Shares Fair Valued at $2,597,699 as Dividend Paid in Kind	$2,597,699	$-

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Series A Convertible Preferred Stock, Shares	Series A Convertible Preferred Stock, $0.001 Par Value	Additional Paid-In Capital, Series A Convertible Preferred Stock	Common Stock, Shares	Common Stock, $0.001 Par Value	Additional Paid-In Capital, Common Stock	Accumulated Deficit	Totals
BALANCES, JANUARY 1, 2021	1,166,297	$1,166	$103,648,178	28,389,493	$28,390	$130,103,361	$(241,184,315)	$(7,403,220)
Equity-Based Compensation						886,935		886,935
Exchange of Debt for Series A Convertible Preferred Shares on January 28, 2021	70,014	70	7,660,900					7,660,970
Issuance of Series A Convertible Preferred for Cash	41,066	41	1,761,659					1,761,700
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Shares			5,269,401					5,269,401
Deemed Dividend to the Holders of Series A Preferred Shares Resulting From Amortization of Discount Associated with the Beneficial Conversion Feature			(5,269,401)					(5,269,401)
Net Loss							(8,213,663)	(8,213,663)
BALANCES, MARCH 31, 2021	1,277,377	$1,277	$113,070,737	28,389,493	$28,390	$130,990,296	$(249,397,978)	$(5,307,278)
Equity-Based Compensation						806,673		806,673
Issuance of Series A Convertible Preferred for Cash	23,310	23	999,977					1,000,000
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Shares			1,000,000					1,000,000
Resulting From Amortization of Discount Associated with the			(1,000,000)					(1,000,000)
Net Loss							(1,889,868)	(1,889,868)
BALANCES, JUNE 30, 2021	1,300,687	$1,300	$114,070,714	28,389,493	$28,390	$131,796,969	$(251,287,846)	$(5,390,473)

BALANCES, JANUARY 1, 2022	1,403,276	$1,402	$127,160,875	28,389,493	$28,390	$123,015,819	$(255,312,377)	$(5,105,891)
Equity-Based Compensation						817,522		817,522
Exchange of Debt for Series A Convertible Preferred Shares	-
Issuance of Series A Convertible Preferred Shares for Cash	39,627	40	1,699,960	-	-	-	-	1,700,000
Issuance of Dividend on Series A Convertible Preferred Shares	54,966	55	2,597,644	-	-	(2,597,699)	-	-
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Shares	-	-	3,464,405	-	-	-	-	3,465,405
Deemed Dividend to the Holders of Series A Preferred Shares Resulting From Amortization of Discount Associated with the Beneficial Conversion Feature	-	-	(3,464,405)	-	-	-	-	(3,465,405)
Net Loss	-	-	-	-	-	-	(2,118,253)	(2,118,253)
BALANCES, MARCH 31, 2022	1,497,869	$1,497	$131,458,479	28,389,493	$28,390	$121,235,642	$(257,430,630)	$(4,706,622)
Equity-Based Compensation						820,702		820,702
Exchange of Debt for Series A Convertible Preferred Shares	-							-
Issuance of Series A Convertible Preferred Shares for Cash	23,310	23	999,977	-	-	-	-	1,000,000
Issuance of Dividend on Series A Convertible Preferred Shares	-	-	-	-	-		-	-
Beneficial Conversion Feature Recorded as a Result Of Issuance Of Series A Convertible Preferred Shares	-	-	699,300	-	-	-	-	699,300
Deemed Dividend to the Holders of Series A Preferred Shares Resulting From Amortization of Discount Associated with the Beneficial Conversion Feature	-	-	(699,300)	-	-	-	-	(699,300)
Net Loss	-	-	-	-	-	-	(2,068,097)	(2,068,097)
BALANCES, JUNE 30, 2022	1,521,179	$1,520	$132,458,456	28,389,493	$28,390	$122,056,344	$(259,498,727)	$(4,954,017)

The accompanying notes are an integral part of these condensed financial statements.

MOBILESMITH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months’ Period Ended June 30, 2022

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

The Company prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations, cash flows, and stockholders’ deficit as of June 30, 2022. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed financial statements and accompanying notes should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 on file with the SEC (the “Annual Report”).

Except as otherwise noted, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Annual Report. The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2022, the Company incurred net losses as well as negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations and positive cash flows.  The Company has been funding its operations, in part, from the proceeds from the issuance of its Series A Preferred Stock (with the terms set forth in Note 4 below) to related parties. However, there can be no assurance that the Company will in fact be able to raise additional capital through t its Series A Preferred Stock or even from other sources on commercially accepted terms, if at all, or to be able to negotiate additional extensions of the Comerica LSA on terms acceptable to the Company, if at all. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

Recently Issued Accounting Pronouncements and Their Impact on Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2: Significant Accounting Policies” of the Company’s Annual Report.

2. DEBT

The table below summarizes the Company’s debt outstanding on June 30, 2022 and December 31, 2021:

Debt Description	June 30,	December 31,
	2022	2021	Maturity	Rate

Comerica Bank Loan and Security Agreement	$5,000,000	$5,000,000	June 2024	5.35%

Less: Current portion of long term debt	-	5,000,000
Debt - long term	$5,000,000	$-

Bank Loan

The Company has an outstanding Loan and Security Agreement with Comerica Bank (“Comerica”) dated June 9, 2014 (the “LSA”) in the amount of $5,000,000, with an extended maturity of June 9, 2022.  On May 31, 2022 the Company and Comerica Bank entered into Fourth Amendment to the LSA, which extended the maturity of the LSA to June 9, 2024, as reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2022. The LSA is secured by an extended irrevocable letter of credit issued by UBS AG (Geneva, Switzerland) (“UBS AG”) with a renewed term expiring on May 31, 2023, which term is renewable for one year periods, unless notice of non-renewal is given by UBS AG at least 45 days prior to the then current expiration date.

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

The Company is in compliance with its LSA covenants as of June 30, 2022.

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

4. STOCKHOLDERS DEFICIT

Preferred Stock

On February 24, 2022 the Company issued a total of 54,966 shares of Series A Preferred Stock as payment in kind for dividends declared by the board of directors, with respect to the then outstanding Series A Preferred Stock.. The issuance of the Series A Preferred Stock was recorded at fair value on February 24, 2022 as determined below:

●

The value of the 54,966 shares of Series A Preferred Stock dividend was recorded at $2,597,699. In absence of retained earnings, the dividend resulted in a charge to additional paid in capital for Common Stock. In addition, on February 24, 2022 the market value of the common stock was above the Series A Preferred Stock conversion price of $1.43, which resulted in the conversion feature that was beneficial to the holder. The resulting beneficial conversion feature was recorded as a discount and amortized in its entirety as a deemed dividend and charged to loss attributable to common shareholders on the Company’s Statement of Operations in the amount of $1,764,405.

In addition, during the six month period ended June 30, 2022 the Company issued 62,937 shares of Series A Preferred Stock in exchange for $2,700,000 in cash funding. The shares were issued with beneficial conversions feature discount and resulted in a deemed dividend with charge to loss attributable to common stock shareholders of $ 2,399,300.

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

Equity Compensation Plan

The following is a summary of the stock option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2021	10,883,300	$2.06	7.6	$9,553,832
Cancelled	(1,774,610)	1.93
Issued	500,000	2.55
Outstanding, June 30, 2022	9,608,690	2.11	7.4	12,275,437
Vested and exercisable, June 30, 2022	5,462,850	$1.96	6.8	$7,786,913

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on June 30, 2022, and the exercise price of outstanding, in-the-money stock options. The closing price of the common stock on June 30, 2022, as reported on the OTCQB, was $3.39 per share.

On June 30, 2022, an amount of $7,161,694 unvested expense related to outstanding stock options has yet to be recorded over a weighted average period of 2.9 years.

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

The fair value of Series A Preferred Stock was determined to be $2,597,699. The fair value calculated by three valuation methods and by weighting the results of each method calculation to arrive at the final fair value.

Method 1. Monte Carlo simulation based on the OTCQB quoted value of Common Stock

The Company used the income (discounted cash flow) approach to arrive at the fair value of the Series A Preferred Stock on February 24, 2022. Using this approach, the value of Series A Preferred Stock is equal to the present value of the cash flow streams that can be expected to be generated by the Company in the future. The Company used the Geometric Brownian Motion/Monte Carlo model to simulate future movement of equity securities and discounted the results back to the February 24, 2022 transaction date. The model used the following notable inputs:

●	the market price of the Company common stock on February 24, 2022 of $2.50 as a starting point of simulation

●	the risk free rate and discount rate of 2.16%;

●	volatility of 65.0%;

●	term of simulation is 15 years;

●

the model also considered the probability of a Fundamental Transaction (as defined in Series A Preferred Stock certificate of designation) and probabilities of payment of dividend in cash or in additional preferred shares.

Method 2. Monte Carlo simulation based on the value of Common Stock determined using Fundamental analysis

The Company used the income (discounted cash flow) approach to arrive at the fair value of the Series A Preferred Stock on February 24, 2022. Using this approach, the value of Series A Preferred Stock is equal to the present value of the cash flow streams that can be expected to be generated by the Company in the future. The Company used the Geometric Brownian Motion/Monte Carlo model to simulate future movement of equity securities and discounted the results back to the February 24, 2022 transaction date. The model used the following notable inputs:

●	the price of the Company common stock on February 24, 2022 of $0.54 as a starting point of simulation (as derived from total equity value from Fundamental Analysis)

●	the risk free rate and discount rate of 2.16%;

●	volatility of 65.0%;

●	term of simulation is 15 years;

●

the model also considered the probability of a Fundamental Transaction (as defined in Series A Preferred Stock certificate of designation) and probabilities of payment of dividend in cash or in additional preferred shares.

Method 3. Monte Carlo simulation of total equity value based on the Fundamental Analysis

The Company used the income (discounted cash flow) approach to arrive at the fair value of the Series A Preferred Stock on February 24, 2022. Using this approach, the total equity value payouts were simulated, allocated to Series A Preferred Stock and discounted back to the date of the transaction. The Company used the Geometric Brownian Motion/Monte Carlo model to simulate future movement of total equity. The model used the following notable inputs:

●	total equity value of $39,158,000 as of the date of transaction, as derived from Fundamental Analysis

●	the risk free rate and discount rate of 1.96%;

●	volatility of 60.0%;

●	term of simulation is 10 years;

●

the model also considered the probability of a Fundamental Transaction (as defined in Series A Preferred Stock certificate of designation) and probabilities of payment of dividend in cash or in additional preferred shares.

 Fundamental Analysis.

The Company performed Fundamental Analysis to arrive at Business Enterprise Value (“BEV”) as of February 24, 2022 of approximately $39,000,000.

The key assumptions used in arriving at the BEV are as follows:

●	Multiple applied to the revenue to determine terminal value is 12x.

●	Discount rate applied to the cash flows and terminal value is 50% as customary for a first stage/early development company

●

fully diluted number of shares to calculate adjusted equity value is 72,836,053 shares of common stock allocated as follows: 28,389,493 shares to common stock and 44,446,560 to shares of common stock issuable upon conversion of 1,481,552 shares of Series A Preferred Stock

●	number of annual periods considered for discounted cash flows is three years.

6. DISAGGREGATED PRESENTATION OF REVENUE AND OTHER RELEVANT INFORMATION

The tables below depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors, such as type of customer and type of contract.

Customer size impact on billings and revenue:

	6 Months Ended June 30, 2022		6 Months Ended June 30, 2021
	Billings	GAAP Revenue	Billings	GAAP Revenue
Top 5 Customers (Measured By Amounts Billed)	$392,000	$235,785	$342,000	$221,640
All Other Customers	201,257	389,724	501,543	594,703
	$593,257	$625,509	$843,543	$816,343

For the six months ended June 30, 2022, two customers accounted for 75% of the accounts receivable balance and no customer accounted for more than 10% of total revenue.

For the six months ended June 30, 2021, three customers accounted for 70% of the accounts receivable balance and no customer accounted for more than 10% of total revenue.

Below is a summary of new customer acquisition impact on billings and revenue:

	6 Months Ended June 30, 2022		6 Months Ended June 30, 2021
	Billings	GAAP Revenue	Billings	GAAP Revenue
Customers In Existence As Of The Beginning Of The Period (Including Upgrades)	$593,257	$625,509	$843,543	$816,343
Customers Acquired During The Period	-	-	-	-
	$593,257	$625,509	$843,543	$816,343

7. LEASES

Leases (Topic 842) Disclosures

We are a lessee for a non-cancellable operating lease for our corporate office in Raleigh, North Carolina. The operating lease for the corporate office expires on April 30, 2024.

The following table summarizes the information about operating lease:	Six Months Ended June 30, 2022
Operating lease expense	$103,080
Remaining Lease Term (Years)	1.83
Discount Rate	8%

Maturities of operating lease liability as of June 30, 2022 were as follows:	Operating Lease Expense	Variable Lease Expense	Total Lease Expense
2022	$95,537	$7,048	$102,585
2023	191,074	14,519	205,593
2024	63,691	4,840	68,531
Total lease payments	$350,302	$26,407	376,709
Less imputed interest			(30,590)
Total			$346,119

8. SUBSEQUENT EVENTS

Subsequent to June 30, 2022, to the date of the filing of this Form 10-Q, the Company issued 17,483 shares of Series A Preferred Stock in exchange for $750,000 of cash investment.

On August 8, 2022, the Company granted 2,250,000 stock options to certain employees and contractors. The options are issued under standard Company terms: term of ten years, vesting over five years and exercise price at or above fair market value on the date of grant.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021.

	Three months ended June 30, 2022	Three months ended June 30, 2021	Increase (Decrease) %	Increase Decrease %
Revenue	$295,607	$398,358	$(102,751)	-26%
Cost of Revenue	148,249	199,944	(51,695)	-26%
Gross Profit	147,358	198,414	(51,056)	-26%

Selling and Marketing	343,810	476,147	(132,337)	-28%
Research and Development	997,667	858,571	139,096	16%
General and Administrative	801,104	705,489	95,615	14%

Interest Expense	72,874	48,075	24,799	52%

Revenue decreased by $102,751 or 26%. The entirety of the decrease is associated with loss of healthcare customers due to non-renewals of contracts and renewals for smaller value.

Cost of Revenue decreased by $51,695 or 26%. The decrease is a direct result of decreased costs for the clients we currently maintain.

Gross Profit decreased by $51,056 or 26%. The decrease is primarily attributed to the decrease in revenue.

Selling and Marketing expense decreased by $132,337 or 28%. Personnel and related recruiting costs decreased by approximately $95,000 as the Company adjusted its selling strategy under the leadership of our new CEO Chris Caramanico. Equity based compensation decreased by approximately $58,000. These decreases were partially offset by an increase in outsourced marketing costs of $18,000.

Research and Development expense increased by $139,096 or 16%. Personnel and related contractor expense increased payroll costs by approximately $59,000 and related equity based compensation by $78,000.

General and Administrative expense increased by $95,615 or 14%. The increase is a result of increased legal and compliance costs of $42,000, increase in board of directors’ compensation of $23,000 and an increase in stock based compensation of $19,000.

Interest Expense increased by $24,799 or 52%. The increase is a direct result of the Comerica loan extension related interest and cost and overall increase in interest rate.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021.

	Six Months ended June 30, 2022	Six Months ended June 30, 2021	Increase (Decrease) $	Increase Decrease %
Revenue	$625,509	$816,343	$(190,834)	-23%
Cost of Revenue	271,820	414,247	(142,427)	-34%
Gross Profit	353,689	402,096	(48,407)	-12%

Selling and Marketing	721,693	1,004,441	(282,748)	-28%

Research and Development	2,064,863	1,734,237	330,626	19%
General and Administrative	1,633,038	1,611,373	21,665	1%

Interest Expense	120,445	190,540	(70,095)	-37%
Loss on Debt Extinguishment	-	6,507,137	(6,507,137)	-100%
Gain on Debt Extinguishment - PPP Loan Forgiveness	$-	$542,100	$(542,100)	-100%

Revenue decreased by $190,834 or 23%. The entirety of the decrease is associated with loss of healthcare customers due to non-renewals of contracts and renewals for smaller value.

Cost of Revenue decreased by $142,427 or 34%. The decrease is primarily attributed to the restructuring of our delivery team.

Gross Profit decreased by $48,407 or 12%. The decrease is a direct result of decreased costs for the clients we currently maintain.

Selling and Marketing expense decreased by $282,748 or 28%. Personnel and related recruiting costs decreased by approximately $212,000 as the Company adjusted its selling strategy under the leadership of our new CEO Chris Caramanico. Equity based compensation decreased by approximately $103,000. The decreases were partially offset by an increase in travel related costs of $26,000.

Research and Development expense increased by $330,626 or 19%. During the first quarter of 2022, the Company expanded its product team, which resulted in increase in payroll cost by approximately $164,000 and equity based compensation by $165,000 for the six month period ended June 30, 2022 compared to the similar period in 2021.

General and Administrative expense increased by $21,665 or 1%. The increase is predominantly attributed to increase in board member compensation of $21,000.

Interest Expense decreased by $70,095 or 37%. The decrease is primarily a result of the decrease in interest expense associated with the debt elimination transactions, which completed on January 28, 2021.

Loss on Debt Extinguishments of $6,507,137 resulted from a debt exchange transaction on January 28, 2021.

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

In addition, we have an outstanding Loan and Security Agreement (the “LSA”) with Comerica Bank in the amount of $5 million, which matures in June of 2024 and is secured by an extended irrevocable letter of credit issued by UBS AG (Geneve, Switzerland) (“UBS AG”) with a renewed term expiring on May 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures for the three months ended June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, with exception of changes in controls over valuation process referred to above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2022 without registration under the Securities Act of 1933, as amended (the “Securities Act”):

Between April 1, 2022 and June 30, 2022, we issued to an accredited investor 23,310 shares of our Series A Preferred Stock for an aggregate purchase price of $1,000,000. The proceeds were used to finance shortfalls in working capital.

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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Stockholders’ Deficit and (v) related notes to these condensed financial statements, tagged as blocks of text and in detail (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILESMITH, INC.

August 12, 2022	By:	/s/ Chris Caramanico
Chris Caramanico
Chief Executive Officer (Principal Executive Officer)

August 12, 2022	By:	/s/ Gleb Mikhailov
Gleb Mikhailov
Chief Financial Officer (Principal Financial and Accounting Officer)

